Form 10-Q
period 2005-09-30
VALHI INC /DE/
filed 2005-12-23
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2005        Commission file number 1-5467




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
                                                                --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No X


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No --- ---


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X .


Number of shares of the Registrant's common stock outstanding on October 31, 2005: 116,107,278.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2004 (Unaudited and Restated);
                  September 30, 2005 (Unaudited)                           3

                 Consolidated Statements of Income -
                  Three months and nine months ended
                   September 30, 2004 (Unaudited and Restated);
                  Three months and nine months ended
                   September 30 2005 (Unaudited)                           5

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 2004
                    (Unaudited and Restated);
                  Nine months ended September 30, 2005 (Unaudited)         6

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2004
                   (Unaudited and Restated);
                  Nine months ended September 30, 2005 (Unaudited)         7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2005
                   (Unaudited and Restated)                                9

                 Notes to Consolidated Financial Statements (Unaudited)   10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                    30

  Item 4.        Controls and Procedures                                  53

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                       55

  Item 2.        Unregistered Sales of Equity Securities and
                  Use of Proceeds; Share Repurchases                      56

  Item 6.        Exhibits.                                                56

                                            VALHI, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                   (In thousands)


               ASSETS                                                            December 31,       September 30,
                                                                                    2004               2005
                                                                                 ----------          -----------
                                                                                (Restated)

 Current assets:
   Cash and cash equivalents                                                      $  267,829          $  170,379
   Restricted cash equivalents                                                         9,609               3,715
   Marketable securities                                                               9,446               9,920
   Accounts and other receivables                                                    217,931             226,898
   Refundable income taxes                                                             3,330               1,339
   Receivable from affiliates                                                          5,531               2,433
   Inventories                                                                       263,414             274,931
   Prepaid expenses and other                                                         12,342              15,352
   Deferred income taxes                                                               9,705              12,855
                                                                                  ----------          ----------

       Total current assets                                                          799,137             717,822
                                                                                  ----------          ----------

 Other assets:
   Marketable securities                                                             256,770             260,882
   Investment in affiliates                                                          189,726             247,889
   Receivable from affiliate                                                          10,000               8,000
   Loans and other receivables                                                       119,452             120,528
   Unrecognized net pension obligations                                               13,518              12,994
   Goodwill                                                                          354,051             359,607
   Other intangible assets                                                             3,189               3,646
   Deferred income taxes                                                             239,521             178,553
   Other                                                                              52,326              54,709
                                                                                  ----------          ----------

       Total other assets                                                          1,238,553           1,246,808
                                                                                  ----------          ----------

 Property and equipment:
   Land                                                                               38,493              38,199
   Buildings                                                                         234,152             219,699
   Equipment                                                                         894,023             822,527
   Mining properties                                                                  20,277              17,289
   Construction in progress                                                           21,557              25,252
                                                                                  ----------          ----------
                                                                                   1,208,502           1,122,966
   Less accumulated depreciation                                                     555,707             544,479
                                                                                  ----------          ----------

       Net property and equipment                                                    652,795             578,487
                                                                                  ----------          ----------

                                                                                  $2,690,485          $2,543,117
                                                                                  ==========          ==========

                                            VALHI, INC. AND SUBSIDIARIES

                                                    (Unaudited)

                                                   (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                       December 31,       September 30,
                                                                                    2004               2005
                                                                                -----------        -------------
                                                                                (Restated)

 Current liabilities:
   Current maturities of long-term debt                                           $   14,412          $      839
   Accounts payable                                                                  109,158              85,747
   Accrued liabilities                                                               131,119             159,168
   Payable to affiliates                                                              11,607              11,415
   Income taxes                                                                       21,196              14,395
   Deferred income taxes                                                              24,170               1,008
                                                                                  ----------          ----------

       Total current liabilities                                                     311,662             272,572
                                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    769,525             714,125
   Accrued pension costs                                                              77,360              70,311
   Accrued OPEB costs                                                                 34,988              32,511
   Accrued environmental costs                                                        55,450              46,651
   Deferred income taxes                                                             386,054             411,417
   Other                                                                              41,061              37,406
                                                                                  ----------          ----------

       Total noncurrent liabilities                                                1,364,438           1,312,421
                                                                                  ----------          ----------

 Minority interest                                                                   139,710             135,234
                                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                                        1,242               1,209
   Additional paid-in capital                                                        110,978             109,592
   Retained earnings                                                                 812,484             786,051
   Accumulated other comprehensive income:
     Marketable securities                                                             5,449               4,863
     Currency translation                                                             36,380              13,033
     Pension liabilities                                                             (53,916)            (53,916)
   Treasury stock                                                                    (37,942)            (37,942)
                                                                                  ----------          ----------

       Total stockholders' equity                                                    874,675             822,890
                                                                                    --------            --------

                                                                                  $2,690,485          $2,543,117
                                                                                  ==========          ==========



Commitments and contingencies (Notes 11 and 13)

                                            VALHI, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME

                                        (In thousands, except per share data)

                                                     (Unaudited)

                                                                Three months ended               Nine months ended
                                                                  September 30,                   September 30,
                                                               -------------------              ---------------
                                                              2004            2005             2004             2005
                                                              ----            ----             ----             ----
                                                           (Restated)                       (Restated)

 Revenues and other income:
   Net sales                                              $ 336,714       $342,204       $  987,753        $1,042,895
   Other, net                                                 7,667         11,789           34,456            57,834
   Equity in earnings of:
     Titanium Metals Corporation
      ("TIMET")                                              11,529         15,504           14,910            48,095
     Other                                                    2,426          2,540            2,541             2,361
                                                          ---------       --------       ----------        ----------

                                                            358,336        372,037        1,039,660         1,151,185
                                                          ---------       --------       ----------        ----------
 Costs and expenses:
   Cost of sales                                            262,160        259,955          775,795           771,840
   Selling, general and administrative                       49,638         52,974          152,174           161,597
   Interest                                                  15,224         16,757           45,884            52,413
                                                          ---------       --------       ----------        ----------

                                                            327,022        329,686          973,853           985,850
                                                          ---------       --------       ----------        ----------

     Income before income taxes                              31,314         42,351           65,807           165,335

 Provision for income taxes (benefit)                        18,370         29,377         (238,945)           88,699

 Minority interest in after-tax earnings                      2,441           (409)          47,068             9,888
                                                          ---------       ---------      ----------        ----------

     Income from continuing operations                       10,503         13,383          257,684            66,748

 Discontinued operations                                        219           -                 409              (272)
                                                          ---------       --------       ----------        ----------

     Net income                                           $  10,722       $ 13,383       $  258,093        $   66,476
                                                          =========       ========       ==========        ==========

 Basic earnings per share:
   Income from continuing operations                      $     .09       $   .11        $     2.15        $      .56
   Discontinued operations                                     -             -                -                  -
                                                          ---------       -------        ----------        -------

     Net income                                           $     .09       $   .11        $     2.15        $      .56
                                                          =========       =======        ==========        ==========

 Diluted earnings per share:
   Income from continuing operations                      $     .09     $   .11          $     2.14        $     .56
   Discontinued operations                                     -             -                -                  -
                                                          ---------                      ----------        -------

     Net income                                           $     .09       $   .11        $     2.14        $      .56
                                                          =========       =======        ==========        ==========

 Cash dividends per share                                 $     .06       $   .10        $      .18        $      .30
                                                          =========       =======        ==========        ==========

 Shares used in the calculation of per share amounts:
   Basic earnings per common share                          120,196        117,541          120,193           118,597
   Dilutive impact of outstanding stock
    Options                                                     212            361              219               364
                                                          ---------       --------       ----------        ----------

   Diluted earnings per share                               120,408        117,902          120,412           118,961
                                                          =========       ========       ==========        ==========

                                            VALHI, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Nine months ended September 30, 2004 and 2005

                                                   (In thousands)

                                   (Unaudited)



                                                                                      2004              2005
                                                                                      ----              ----
                                                                                   (Restated)

 Net income                                                                           $258,093          $ 66,476
                                                                                      --------          --------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                         30              (586)

   Currency translation adjustment                                                       3,339           (23,347)

   Pension liabilities adjustment                                                          309              -
                                                                                      --------          -----

     Total other comprehensive income (loss), net                                        3,678           (23,933)
                                                                                      --------          --------

       Comprehensive income                                                           $261,771          $ 42,543
                                                                                      ========          ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine months ended September 30, 2004 and 2005

                                  (In thousands)

                                   (Unaudited)

                                                                                             2004           2005
                                                                                             ----           ----
                                                                                          (Restated)

 Cash flows from operating activities:
   Net income                                                                                $ 258,093      $ 66,476
   Depreciation and amortization                                                                58,040        55,981
   Goodwill impairment                                                                               -           864
   Securities transactions, net                                                                     58       (20,213)
   Noncash interest expense                                                                      1,978         2,367
   Benefit plan expense greater than (less than)
    cash funding requirements:
     Defined benefit pension plans                                                                 486        (3,916)
     Other postretirement benefit plans                                                         (2,554)       (2,652)
   Deferred income taxes:
     Continuing operations                                                                    (255,115)       44,776
     Discontinued operations                                                                       374          (577)
   Minority interest:
     Continuing operations                                                                      47,068         9,888
     Discontinued operations                                                                       203          (205)
   Other, net                                                                                    2,835        (1,050)
   Equity in:
     TIMET                                                                                     (14,910)      (48,095)
     Other                                                                                      (2,541)       (2,361)
   Net distributions from:
     Manufacturing joint venture                                                                 9,100         5,100
     Other                                                                                          53           109
   Change in assets and liabilities:
     Accounts and other receivables                                                            (59,472)      (26,953)
     Inventories                                                                                60,873       (36,870)
     Accounts payable and accrued liabilities                                                  (26,547)        6,773
     Accounts with affiliates                                                                    2,169         1,490
     Income taxes                                                                               38,929          (171)
     Other, net                                                                                 (6,801)      (11,407)
                                                                                             ---------      --------

         Net cash provided by operating activities                                             112,319        39,354
                                                                                             ---------      --------

 Cash flows from investing activities:
   Capital expenditures                                                                        (26,484)      (37,527)
   Purchases of:
     TIMET common stock                                                                              -       (17,972)
     Kronos common stock                                                                       (17,057)       (5,482)
     CompX common stock                                                                              -          (707)
     Marketable securities                                                                           -       (19,654)
     Business unit                                                                                   -        (7,342)
   Capitalized permit costs                                                                     (4,894)       (2,260)
   Proceeds from disposal of:
     Business unit                                                                                   -        18,094
     Other property and equipment                                                                3,033           545
     Kronos common stock                                                                             -        19,176
     Marketable securities                                                                           -        11,005
     Interest in Norwegian smelting operations                                                       -         3,542
   Loans to affiliate:
     Loans                                                                                           -       (11,000)
     Collections                                                                                 2,000        17,929
   Cash of disposed business unit                                                                    -        (4,006)
   Change in restricted cash equivalents, net                                                    6,177         5,789
   Other, net                                                                                        1         2,474
                                                                                             ---------      --------

         Net cash used by investing activities                                                 (37,224)      (27,396)
                                                                                             ---------      --------

                          VALHI, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)


                                                                                      2004              2005
                                                                                      ----              ----
                                                                                   (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       $ 155,361        $  13,678
     Principal payments                                                                (128,219)         (21,840)
     Deferred financing costs paid                                                          (28)             (28)
   Loans from affiliate:
     Loans                                                                               24,409                -
     Repayments                                                                         (29,230)               -
   Valhi dividends paid                                                                 (22,352)         (36,744)
   Distributions to minority interest                                                    (2,232)          (8,522)
   Treasury stock acquired                                                                    -          (58,509)
   Issuance of NL common stock                                                            8,793            2,488
   Issuance of Valhi common stock and other, net                                            581            1,861
                                                                                      ---------        ---------

       Net cash provided (used) by financing activities                                   7,083         (107,616)
                                                                                      ---------        ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                         82,178          (95,658)
   Currency translation                                                                       6           (1,792)
 Cash and equivalents at beginning of period                                            103,394          267,829
                                                                                      ---------        ---------

 Cash and equivalents at end of period                                                $ 185,578        $ 170,379
                                                                                      =========        =========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                                                $ 36,198        $  39,857
   Income taxes, net                                                                    (19,838)          48,068

   Noncash investing activities:
     Note receivable received upon disposal of
      business unit                                                                    $   -           $   4,179

     Inventories received as partial consideration
      for disposal of interest in Norwegian
      smelting operation                                                                      -            1,897

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                 Accumulated other comprehensive income
                                           Additional            --------------------------------------               Total
                                  Common    paid-in    Retained    Marketable    Currency    Pension    Treasury   stockholders'
                                  stock     capital    earnings    securities  translation  liabilities   stock        equity
                                 --------  --------    --------   -----------  ----------  ----------   ---------   -----------
                                          (Restated)  (Restated)  (Restated)   (Restated)   (Restated)              (Restated)

 Balance at December 31, 2004:
   As originally reported         $1,242    $85,213     $864,821   $ 88,367      $45,561    $(57,779)   $(37,942)   $  989,483
   Adjustments:
     Effect of TIMET's change
      in accounting                    -          -        7,092          -            -           -           -         7,092

     Prior period adjustments        -       25,765      (59,429)   (82,918)      (9,181)      3,863        -         (121,900)
                                  ------   -----------  ---------   -------     ----------   ---------- --------    -----------

     Balance, as restated          1,242    110,978      812,484      5,449       36,380     (53,916)    (37,942)      874,675

 Net income                            -          -       66,476          -            -        -              -        66,476

 Dividends                             -          -      (36,744)         -            -        -              -       (36,744)

 Other comprehensive income
  (loss), net                       -          -            -          (586)     (23,347)          -        -          (23,933)


 Treasury stock:
   Acquired                            -          -            -          -            -           -     (58,509)      (58,509)
   Retired                           (33)    (2,311)     (56,165)      -               -           -      58,509          -

 Other, net                         -           925         -          -            -           -           -              925
                                  ------    -------     --------    -------      -------    --------    --------    ----------

 Balance at September 30, 2005    $1,209   $109,592     $786,051    $ 4,863      $13,033    $(53,916)   $(37,942)     $822,890
                                  ======   ========     ========    =======      =======    ========    ========      ========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 -       Restatements, Organization and basis of presentation and Other:

         Restatements.

     As previously reported, effective January 1, 2005 TIMET changed its method of accounting for approximately 40% of its inventories from the last-in, first-out ("LIFO") method to the specific identification cost method, representing all of its inventories previously accounted for under the LIFO method. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), the Company has retroactively restated its consolidated financial statements to reflect its financial position, results of operations and cash flows as if TIMET had accounted for such inventories under the new method for all periods presented. As a result of this change in accounting principles by TIMET, the Company's income from continuing operations in the third quarter and first nine months of 2004 is approximately $239,000 and $804,000, respectively, higher than previously reported, and the Company's consolidated stockholders' equity as of December 31, 2004 is approximately $7.1 million higher than previously reported.

     As previously disclosed, in January 1997 the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was subsequently repaid in 1997 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River have remained outstanding since June 30, 1997 through September 30, 2005. See Notes 7 and 9.

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

     The Company reports the cash distributions received from the LLC as dividend income. See Note 8. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company accounts for its investment in the LLC as a debt security at its estimated fair value.

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

     In connection with finalizing the preparation of the Company's consolidated financial statements for the quarter ended September 30, 2005, the Company re-evaluated its original conclusions regarding how it accounts for its investment in the LLC. As a result, the Company has now concluded that a proper application of GAAP would have been to recognize a gain in earnings in 1997 equal to the difference between $250 million (the fair value of the Company's interest in the LLC) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. This correction constitutes a prior period adjustment under GAAP. Accordingly, the Company has retroactively restated its consolidated balance sheet at December 31, 2004, as contained in this Quarterly Report, to reflect this correction. The effect of this correction on the Company's December 31, 2004 consolidated balance sheet, as contained herein, as compared to such consolidated balance sheet contained in the 2004 Annual Report, is to (i) increase the carrying value of the Company's investment in the LLC (included as part of noncurrent marketable securities) by $80 million, (ii) increase noncurrent deferred income tax liabilities by $31.2 million and (iii) increase total stockholders' equity by $48.8 million (with retained earnings increasing by $131.7 million and accumulated other comprehensive income related to marketable securities decreasing by $82.9 million). A similar balance sheet adjustment would be applicable to Valhi's previously-reported consolidated balance sheet at December 31, 2003 contained in the 2004 Annual Report, and each consolidated balance sheet prior thereto until June 30, 1997. Under this revised accounting, the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.

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


     Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:

o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $7.4 million ($6.9 million, or $.06 per diluted share, net of minority interest) in the third quarter of 2004, by $49.8 million ($42.0 million, or $.35 per diluted share, net of minority interest) in the first nine months of 2004 and by $10.7 million ($11.0 million, or $.10 per diluted share, net of minority interest) in the first six months of 2005;
o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities, net of minority interest, was misstated by an aggregate of $416,000 in the first nine months of 2004 and by $267,000 in the first six months of 2005;
o its provision for income taxes accounted for as a direct reduction to stockholders' equity, net of minority interest, was misstated by $553,000 in the first six months of 2005; and
o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $121.9 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, principally with respect to the following items:

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

     The following tables show (i) selected consolidated statements of income, comprehensive income and cash flow data for the three months and nine months ended September 30, 2004, and selected consolidated balance sheet data as of December 31, 2004, in each case as reported before the effect of the restatements discussed above, (ii) adjustments to such consolidated financial statement data to reflect the aggregate effect of the restatements discussed above as well as certain other immaterial items and (iii) such consolidated financial statement data, as restated to reflect the aggregate effect of the restatements. The previously reported amounts shown in the table below (which are before the effect of the restatements discussed above) include the impact of the restatement discussed above related to TIMET's change in accounting for its inventories.

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
                                                   =========         ============        =========

                          Valhi, Inc. and Subsidiaries
                 Selected Consolidated Statement of Income Data
              Three months and nine months ended September 30, 2004
                      (In thousands, except per share data)
                                   (Unaudited)
                                                      Three months ended                             Nine months ended
                                        --------------------------------------------------------------------------------------
                                                          Adjustment    As restated                    Adjustment    As restated
                                          Previously                                     Previously
                                           reported                                       reported
                                        --------------------------------------------------------------------------------------


Income from continuing operations
   before   income tax and minority
   interest                                  $  31,314     $   -       $ 31,314     $  65,807    $   -          $  65,807

Provision for income taxes (benefit)            10,985         7,385        18,370   (288,724)        49,779       (238,945)


Minority interest in after tax earnings          2,915          (474)        2,441     54,883     (7,815)           47,068
                                           -----------     -----------  ----------  ---------------------       ----------


    Income from continuing operations           17,414        (6,911)       10,503    299,648     (41,964)         257,684

Discontinued operations                            219          -              219        409         -               409
                                                ---------  ---------       --------  --------    ---------      ---------


    Net income                              $   17,633    $   (6,911)     $ 10,722 $  300,057    $  (41,964)    $  258,093
                                            ==========    ===========     ======== ==========    ===========    ==========

Earnings per share:
    Basic net income per share               $     .15    $     (.06)    $     .09  $     2.49     $     (.34)    $     2.15
                                             =========   ============    =========  ==========     ===========    ===========

    Diluted net income per share             $     .15    $     (.06)    $     .09  $     2.49     $     (.35)    $     2.14
                                             =========   ============    =========  ==========     ===========    ==========

Weighted average shares used:
    Basic                                      120,196                    120,196      120,193                      120,193
    Diluted                                    120,408                    120,408      120,412                      120,412

                                              Valhi, Inc. and Subsidiaries
                              Selected Consolidated Statement of Comprehensive Income Data
                                          Nine months ended September 30, 2004
                                                     (In thousands)
                                                      (Unaudited)

                                                             Nine months ended September 30, 2004

                                                     Previously
                                                      reported         Adjustments         As restated
                                                                      (In thousands)

 Consolidated other comprehensive income:
   Net income                                          $  300,057           $ (41,964)        $ 258,093
                                                       ==========           ==========        =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                          30               -                    30
     Pension liabilities adjustment                           309               -                   309
     Currency translation adjustment                        3,755                (416)            3,339
                                                        ---------              -----------     --------

       Total other comprehensive income                     4,094                (416)            3,678
                                                        ---------                ------        --------

     Comprehensive income                              $  304,151           $ (42,380)        $ 261,771
                                                       ==========           ==========        =========



                                             Valhi, Inc. and Subsidiaries
                                  Selected Consolidated Statement of Cash Flow Data
                                         Nine months ended September 30, 2004
                                                    (In thousands)
                                                     (Unaudited)



                                                        Previously
                                                         reported          Adjustment         As restated

Items comprising cash flow from operating activities:

   Net income                                           $  300,057        $   (41,964)        $  258,093
                                                        ==========        ============        ==========

  Minority interest - continuing
   operations                                            $  54,883         $   (7,815)         $  47,068
                                                         =========         ===========         =========

   Deferred income taxes from continuing operations      $(302,993)         $  47,878         $ (255,115)
                                                         ==========         =========         ==========

  Accounts with affiliates                                   $ 268           $  1,901             $2,169
                                                             =====           ========             ======

   Total cash flow from operating
    activities                                          $  (37,224)         $     -           $  (37,224)
                                                        ===========         =========         ===========

     In addition, and as previously reported, during the fourth quarter of 2004, Kronos Worldwide, Inc. determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004. The results of operations for the nine months ended September 30, 2004, as presented herein, reflect this additional second quarter income tax benefit, which aggregated $14.8 million, or $.13 per diluted share, net of minority interest.

     Organization and basis of presentation.

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2004 has been derived from the Company's audited consolidated financial statements at that date (as more fully described above). The consolidated balance sheet at September 30, 2005, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2004 and 2005, have been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the 2004 Annual Report.

     Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock at September 30, 2005. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons, may be deemed to control such companies.

     Other.

     As disclosed in the 2004 Annual Report, the Company currently accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 16. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL, NL and the Company commenced accounting for NL's remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Net compensation expense recognized by the Company in accordance with APBO No. 25 was $1.1 million and $2.2 million in the third quarter and first nine months of 2004, respectively, and net compensation expense (income) was $700,000 and ($600,000) in the third quarter and first nine months of 2005, respectively.

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

                                                                Three months ended             Nine months ended
                                                                   September 30,                 September 30,
                                                                2004           2005           2004           2005
                                                                ----           ----           ----           ----
                                                             (Restated)                    (Restated)
                                                                     (In millions, except per share amounts)

 Net income as reported                                        $10.7          $13.4         $258.1         $66.5

 Adjustments, net of applicable income tax effects and minority interest:
   Stock-based employee compensation
    expense determined under APBO No. 25
   Stock-based employee compensation                              .6             .3            1.2           (.3)
    expense determined under APBO No. 123                        (.2)           (.1)           (.6)          (.2)
                                                               -----          -----         ------         -----

 Pro forma net income                                          $11.1          $13.6         $258.7         $66.0
                                                               =====          =====         ======         =====

 Basic net income per share:
   As reported                                                 $ .09          $ .11         $ 2.15         $ .56
   Pro forma                                                     .09            .12           2.15           .56

 Diluted net income per share:
   As reported                                                 $ .09          $ .11         $ 2.14         $ .56
   Pro forma                                                     .09            .12           2.15           .56


Note 2 -       Business segment information:

                              % owned by Valhi at
  Business segment                Entity                  September 30, 2005

  Chemicals             Kronos Worldwide, Inc.                      93%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       41%

     The Company's ownership of Kronos includes 57% held directly by Valhi and 36% held directly by NL Industries, Inc., an 83%-owned subsidiary of Valhi. During the first nine months of 2005, NL sold approximately 470,000 shares of Kronos common stock in market transactions for an aggregate of $19.2 million, and Valhi purchased approximately 169,000 shares of Kronos common stock in market transactions for an aggregate of $5.5 million. See Note 8.

     The Company's ownership of CompX is held principally by CompX Group, Inc, an 82.4%-owned subsidiary of NL. TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above includes NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX, or 68%. During the first nine months of 2005, NL purchased 47,900 additional shares of CompX common stock in market transactions, representing approximately .3% of CompX's outstanding common share, for an aggregate of approximately $707,000.

     The Company's ownership of TIMET includes 37% owned directly by Tremont LLC, a wholly-owned subsidiary of Valhi, and 4% owned directly by Valhi. The Combined Master Retirement Trust, a trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates, owned an additional 11% of TIMET's outstanding common stock at September 30, 2005. During the first nine months of 2005, Valhi purchased approximately 1 million additional shares of TIMET common stock (as adjusted for the 2:1 stock split discussed in Note 7) in market transactions for approximately $18.0 million.

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

     In August 2005, CompX completed the acquisition of a components products business for aggregate cash consideration of $7.3 million, net of cash acquired. The purchase price has been allocated among the tangible and intangible net assets acquired based upon a preliminary estimate of the fair value of such net assets. The pro forma effect on the Company's results of operations assuming such acquisition had been completed as of January 1, 2005 is not material.

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

     Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended. A summary of sales and operating income for the Company's business segments during the 2004 and 2005 interim periods, and other items included in the determination of income before income taxes, are presented in the table below.

                                                            Three months ended              Nine months ended
                                                              September 30,                  September 30,
                                                             2004          2005           2004            2005
                                                             ----          ----           ----            ----
                                                          (Restated)                   (Restated)
                                                                               (In millions)

 Net sales:
   Chemicals                                              $286.1          $292.1       $845.1          $  895.7
   Component products                                       46.3            47.1        136.1             139.7
   Waste management                                          4.4             3.0          6.6               7.5
                                                          ------          ------       ------          --------

     Total net sales                                      $336.8          $342.2       $987.8          $1,042.9
                                                          ======          ======       ======          ========

 Operating income:
   Chemicals                                              $ 25.8          $ 35.5       $ 84.2          $  134.2
   Component products                                        4.9             4.9         12.5              13.8
   Waste management                                          (.5)           (2.8)        (7.3)             (9.1)
                                                          ------          ------       ------          --------

     Total operating income                                 30.2            37.6         89.4             138.9

 Equity in:
   TIMET                                                    11.5            15.5         14.9              48.1
   Other                                                     2.4             2.6          2.5               2.4
 General corporate items:
   Interest and dividend income                              8.5             9.4         25.4              28.9
   Securities transaction gains, net                         -               -            -                20.2
   Insurance recoveries                                      -               1.2           .5               2.4
   Gain on disposal of fixed assets                          -               -             .6             -
   General expenses, net                                    (6.1)           (7.2)       (21.6)            (23.1)
 Interest expense                                          (15.2)          (16.7)       (45.9)            (52.4)
                                                          ------          ------       ------          --------

     Income before income taxes                           $ 31.3          $ 42.4       $ 65.8          $  165.4
                                                          ======          ======       ======          ========


Note 3 -       Marketable securities:

                                                                              December 31,       September 30,
                                                                                  2004                2005
                                                                              ------------         -----------
                                                                               (Restated)
                                                                                       (In thousands)

 Current assets (available-for-sale):
   Restricted debt securities                                                     $  9,446            $  9,428
   Other debt securities                                                              -                    492
                                                                                  --------            --------

                                                                                  $  9,446            $  9,920
                                                                                  ========            ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                              $250,000            $250,000
   Restricted debt securities                                                        6,725               2,682
   Other debt securities and common stocks                                              45               8,200
                                                                                  --------            --------

                                                                                  $256,770            $260,882
                                                                                  ========            ========

     The carrying value of the Company's investment in The Amalgamated Sugar Company LLC at December 31, 2004, as presented herein, has been restated. See
Note 1 for a discussion of this restatement and a description of the LLC interest.

Note 4 - Accounts and other receivables:

                                                                              December 31,        September 30,
                                                                                  2004                 2005
                                                                               -----------         ------------
                                                                                       (In thousands)

 Accounts receivable                                                              $219,764            $227,177
 Notes receivable                                                                    1,993               3,064
 Allowance for doubtful accounts                                                    (3,826)             (3,343)
                                                                                  --------            --------

                                                                                  $217,931            $226,898
                                                                                  ========            ========



Note 5 -       Inventories:

                                                                              December 31,        September 30,
                                                                                   2004                2005
                                                                               ----------          ------------
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 45,961            $ 43,933
   Component products                                                                8,193               7,534
                                                                                  --------            --------
                                                                                    54,154              51,467
                                                                                  --------            --------
 In process products:
   Chemicals                                                                        16,612              19,481
   Component products                                                               10,827               9,942
                                                                                  --------            --------
                                                                                    27,439              29,423
                                                                                  --------            --------
 Finished products:
   Chemicals                                                                       131,161             149,752
   Component products                                                                9,696               5,169
                                                                                  --------            --------
                                                                                   140,857             154,921
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     40,964              39,120
                                                                                  --------            --------

                                                                                  $263,414            $274,931
                                                                                  ========            ========

Note 6 -       Accrued liabilities:

                                                                              December 31,        September 30,
                                                                                  2004                 2005
                                                                              -------------       -------------
                                                                                       (In thousands)

 Current:
   Employee benefits                                                              $ 53,295            $ 49,666
   Environmental costs                                                              21,316              21,210
   Deferred income                                                                   5,276               5,809
   Interest                                                                            243              10,377
   Other                                                                            50,989              72,106
                                                                                  --------            --------

                                                                                  $131,119            $159,168
                                                                                  ========            ========

 Noncurrent:
   Insurance claims and expenses                                                  $ 22,718            $ 24,115
   Employee benefits                                                                 5,380               4,879
   Deferred income                                                                   1,427               1,179
   Asset retirement obligations                                                      1,357               1,376
   Other                                                                            10,179               5,857
                                                                                  --------            --------

                                                                                  $ 41,061            $ 37,406
                                                                                  ========            ========

Note 7 - Other assets:

                                                                              December 31,        September 30,
                                                                                  2004                2005
                                                                               -----------       --------------
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                  $ 55,425            $116,437
     Preferred stock                                                                    183                 183
                                                                                   --------            --------
                                                                                     55,608             116,620

   TiO2 manufacturing joint venture                                                 120,251             115,151
   Other                                                                             13,867              16,118
                                                                                   --------            --------

                                                                                   $189,726            $247,889
                                                                                   ========            ========

 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                     $ 80,000            $ 80,000
     Interest                                                                        38,294              36,687
   Other                                                                              3,151               6,905
                                                                                   --------            --------
                                                                                    121,445             123,592

   Less current portion                                                               1,993               3,064
                                                                                   --------            --------

   Noncurrent portion                                                              $119,452            $120,528
                                                                                   ========            ========

 Other noncurrent assets:
   IBNR receivables                                                                $ 11,646            $ 14,157
   Waste disposal site operating permits                                              9,269              12,449
   Deferred financing costs                                                          10,933               8,886
   Refundable insurance deposit                                                       2,483                   -
   Restricted cash equivalents                                                          494                 576
   Other                                                                             17,501              18,641
                                                                                   --------            --------

                                                                                   $ 52,326            $ 54,709
                                                                                   ========            ========


     At September 30, 2005, the Company held approximately 14 million shares of TIMET with a quoted market price of $39.56 per share, or an aggregate market value of $554 million. Such share ownership reflects the effect of a 2:1 stock split TIMET effected in September 2005. At September 30, 2005, TIMET reported total assets of $841.4 million and stockholders' equity of $508.6 million. TIMET's total assets at September 30, 2005 include current assets of $491.2 million, property and equipment of $245.3 million, marketable securities of $48.6 million and investment in joint ventures of $24.2 million. TIMET's total liabilities at September 30, 2005 include current liabilities of $209.8 million, accrued OPEB and pension costs aggregating $87.2 million and long-term debt of $10.7 million. During the first nine months of 2005, TIMET reported net sales of $529.0 million, operating income of $108.0 million and income attributable to common stockholders of $105.1 million (2004 - net sales of $364.9 million, operating income of $25.2 million and income attributable to common stockholders of $27.4 million). See Note 1.

     In October 2005, the Company and Snake River entered into an agreement pursuant to which, among other things, Snake River agreed to make a $94.8 million prepayment on its loan payable to Valhi ($80 million of which would be applied to principal and the remainder to accrued interest), in return for which Valhi agreed to forgive and cancel all remaining amounts Snake River otherwise owed Valhi under such loan. Snake River subsequently made such prepayment to Valhi. Accordingly, in the fourth quarter of 2005 Valhi will recognize a $21.6 million charge to earnings related to the accrued interest on its loan to Snake River that was forgiven and cancelled by Valhi in October. See Note 1 for a further discussion of the Company's loan to Snake River, and various other relationships between the Company and Snake River.

Note 8 - Other income:

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                          (In thousands)

 Securities earnings:
   Dividends and interest                                                              $25,402           $28,854
   Securities transactions, net                                                            (58)           20,213
                                                                                       -------           -------

                                                                                        25,344            49,067

 Contract dispute settlement                                                             6,289                 -
 Insurance recoveries                                                                      495             2,431
 Currency transactions, net                                                               (649)            3,493
 Other, net                                                                              2,977             2,843
                                                                                       -------           -------

                                                                                       $34,456           $57,834
                                                                                       =======           =======


     Securities transaction gains in the first nine months of 2005 relate primarily to (i) NL's $14.7 million pre-tax gain from the sale of approximately 470,000 shares of Kronos common stock in market transactions for aggregate proceeds of $19.2 million and (ii) Kronos' $5.4 million pre-tax gain from the sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. Insurance recoveries in the first nine months of 2005 include $1.2 million received by NL in August 2005 in recovery from certain insolvent former insurance carriers relating to settlement of excess insurance coverage claims.

Note 9 - Long-term debt:

                                                                              December 31,        September 30,
                                                                                  2004                 2005
                                                                                  ---------           ----------
                                                                                      (In thousands)

 Valhi:
   Snake River Sugar Company                                                       $250,000            $250,000
   Bank credit facility                                                                -                  5,000
                                                                                   --------            --------

                                                                                    250,000             255,000
                                                                                   --------            --------

 Subsidiaries:
   Kronos International Senior Secured Notes                                        519,225             457,572
   Kronos European bank credit facility                                              13,622                   -
   Other                                                                              1,090               2,392
                                                                                   --------            --------

                                                                                    533,937             459,964
                                                                                   --------            --------

                                                                                    783,937             714,964

 Less current maturities                                                             14,412                 839
                                                                                   --------            --------

                                                                                   $769,525            $714,125
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

     During the first nine months of 2005, Kronos repaid an aggregate of euro 10 million ($12.9 million when repaid) under its European bank credit facility. During the second quarter of 2005, Kronos extended the respective maturity dates of its European and U.S. credit facilities each by three years to June 2008 and September 2008, respectively, and in October 2005 Valhi extended the maturity date of its revolving bank credit facility one year to October 2006.

     See Note 1 for a discussion of the Company's loans from Snake River, and various other relationships between the Company and Snake River.


Note 10 - Accounts with affiliates:

                                                                              December 31,        September 30,
                                                                                   2004                2005
                                                                              ------------         -----------
                                                                                      (In thousands)

                                                                               (Restated)

 Current receivables from affiliates:
   Contran:
     Demand loan                                                                    $ 4,929             $  -
     Income taxes                                                                       578               2,433
   TIMET                                                                                 24                -
                                                                                    -------             ----

                                                                                    $ 5,531           $   2,433
                                                                                    =======           =========

 Noncurrent receivable from affiliate -
  loan to Contran family trust                                                      $10,000             $ 8,000
                                                                                    =======             =======

 Payables to affiliates:
   Louisiana Pigment Company                                                        $ 8,844             $ 7,701
   Contran - trade items                                                              2,753               3,657
   Other                                                                                 10                  57
                                                                                    -------             -------

                                                                                    $11,607             $11,415
                                                                                    =======             =======

Note 11 - Provision for income taxes:

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                   (Restated)
                                                                                          (In millions)

 Expected tax expense                                                               $  23.0           $ 57.9
 Incremental U.S. tax and rate differences on
  equity in earnings                                                                    52.0            22.0
 Loss of German tax attribute                                                          -                17.5
 Non-U.S. tax rates                                                                     (.7)              .1
 Excess of book basis over tax basis of shares of
  Kronos common stock sold                                                             -                 1.7
 Change in deferred income tax valuation allowance                                   (308.4)             -
 Tax contingency reserve adjustment, net                                              (16.0)           (16.7)
 Refund of prior year income taxes                                                     (3.1)             -
 U.S. state income taxes, net                                                            .3              3.8
 Nondeductible expenses                                                                 2.7              3.1
 Income tax related to shares of Kronos common
  stock distributed by NL                                                               1.9              .7
 Other, net                                                                             9.3             (1.4)
                                                                                    -------           ------

                                                                                    $(239.0)          $ 88.7
                                                                                    =======           ======

 Comprehensive provision for income taxes (benefit) allocated to:
   Income from continuing operations                                                $(239.0)          $ 88.7
   Discontinued operations                                                               .3              (.4)
   Additional paid-in capital                                                           1.9               .7
   Other comprehensive income:
     Marketable securities                                                              1.7               .3
     Currency translation                                                               .3              (7.8)
     Pension liabilities                                                                 .2              -
                                                                                    -------           ----

                                                                                    $(234.6)          $ 81.5
                                                                                    =======           ======

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at September 30, 2005). Kronos filed a protest to this assessment, and believed that a significant portion of the assessment was without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). Kronos filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.
o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.
o Kronos has received a tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies, including interest, of approximately Cdn. $5 million ($4 million). Kronos filed a protest, and in October 2005, the Canadian tax authorities agreed to reduce the assessment and settle all issues, including interest, for approximately Cdn. $2 million ($1.7 million).

     During the third quarter of 2005, Kronos reached an agreement in principle with the German tax authorities regarding such tax authorities' objection to the value assigned to certain intellectual property rights held by Kronos' operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes will be reduced retroactively, resulting in a reduction in the amount of Kronos' net operating loss carryforwards in Germany as well as a future reduction in the amount of amortization expense attributable to such intellectual property. As a result, Kronos recognized a $17.5 million non-cash deferred income tax expense in the third quarter of 2005 related to such agreement. The $16.7 million non-cash tax contingency adjustment income tax benefit in the first nine months of 2005 relates primarily to the withdrawal of the Belgium tax authorities' withdrawal of its assessment related to 1999 and the Canadian tax authorities' reduction of one of its assessments, both as discussed above, as well as favorable developments with respect to certain income tax items of NL in the U.S.

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

     Under GAAP, a company is required to recognize a deferred income tax liability with respect to the incremental U.S. taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related such incremental income taxes on the undistributed earnings of its foreign operations, as those earnings were deemed to be permanently reinvested. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management's intentions have changed. As of September 30, 2005, and based primarily upon changes in CompX management's strategic plans for its non-U.S. operations, CompX management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested, except for the pre-2005 earnings of its Taiwanese subsidiary. Accordingly, and in accordance with GAAP, CompX recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from a controlled foreign corporation in 2005. In the third quarter of 2005, the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.

Note 12 - Minority interest:

                                                                              December 31,        September 30,
                                                                                  2004                 2005
                                                                               (Restated)
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                              $ 51,662              $ 55,034
   Kronos Worldwide                                                             29,569                32,982
   CompX International                                                          49,153                47,145
   Subsidiary of NL                                                              9,250                  -
   Subsidiary of Kronos                                                             76                    73
                                                                              --------              --------

                                                                              $139,710              $135,234
                                                                              ========              ========

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                   (Restated)
                                                                                          (In thousands)

 Minority interest in income - continuing operations:
   NL Industries                                                                    $24,940           $ 5,847
   Kronos Worldwide                                                                  18,965             4,444
   CompX International                                                                2,551              (473)
   Subsidiary of NL                                                                     574                61
   Subsidiary of Kronos                                                                  38                 9
                                                                                    -------           -------

                                                                                    $47,068           $9,888
                                                                                    =======           ======

     In June 2005, NL's majority-owned subsidiary, NL Environmental Management Services, Inc. ("EMS"), received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party. In June 2005, EMS set aside funds as payment for the shares of EMS, but as of September 30, 2005, the former minority shareholders have not tendered their shares, and accordingly the liability owed to these former minority shareholders, which has not been extinguished for financial reporting purposes as of September 30, 2005, has been classified as a current liability at such date. Similarly, the funds which have been set aside are classified as a current asset at such date.

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

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against NL in the future.

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

     During the first nine months of 2005, NL recognized $1.2 million of recoveries from certain insolvent former insurance carriers relating to the settlement of excess insurance claims received in August 2005. See Note 8. In addition, NL has reached an agreement with one of its former insurance carriers in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount which NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable.

     In October 2005, NL was served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et. al.(Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to NL under insurance policies issued to NL by the plaintiff's predecessor with respect to certain lead pigment lawsuits. NL has filed an action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347) asserting that OneBeacon has breached its obligations to NL under such insurance policies and seeking a declaratory judgment of OneBeacon's obligations to NL under such policies.

     While NL continues to seek additional recoveries of defense costs, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

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

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National
Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At September 30, 2005, no receivables for such recoveries have been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the first nine months of 2005 is presented in the table below.

                                                                                                 Amount
                                                                                             (In thousands)

 Balance at the beginning of the period                                                           $ 76,766
 Net additions charged to expense                                                                    2,826
 Payments                                                                                          (11,731)
                                                                                                  --------

 Balance at the end of the period                                                                 $ 67,861
                                                                                                  ========

 Amounts recognized in the balance sheet at the end of the period:
   Current liability                                                                              $ 21,210
   Noncurrent liability                                                                             46,651
                                                                                                  --------

                                                                                                  $ 67,861

     NL. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At September 30, 2005, NL had accrued $58.7 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $81 million. NL's estimates of such liabilities have not been discounted to present value.

     At September 30, 2005, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL. On certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that NL, along with other PRP's, is liable for past clean-up costs that could be material to NL if liability for such amounts ultimately were determined against NL.

     At December 31, 2004, NL had $8 million in restricted cash held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. During the first nine months of 2005, all of such restricted balances had been so utilized. Use of such restricted balances does not affect the Company's consolidated net cash flows.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($3.0 million at September 30, 2005) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont has entered into an agreement with another PRP of this site that provides for, among other thing, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration to determine such final allocation of costs. Tremont has based its accrual for this site based upon the agreed-upon interim cost sharing allocation. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will not be known until 2007. Currently, no reasonable estimate can be made of the cost of any such final remediation measures, and accordingly Tremont has accrued no amounts at September 30, 2005 for any such cost. The amount accrued at September 30, 2005 represents Tremont's estimate of the costs to be incurred through 2007 with respect to the interim remediation measures.

     TIMET. At September 30, 2005, TIMET had accrued approximately $3.6 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $6.0 million.

     Other. The Company has also accrued approximately $6.2 million at September 30, 2005 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

     Other litigation.

     Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases involving a total of approximately 12,500 plaintiffs and their spouses remain pending. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot be reasonably estimated. To date, NL has not been adjudicated liable in any of these matters. Based on information available to NL, including facts concerning its historical operations, the rate of new claims, the number of claims from which NL has been dismissed and NL's prior experience in the defense of these matters, NL believes that the range of reasonably possible outcomes of these matters will be consistent with NL's historical costs with respect to these matters (which are not material), and no reasonably possible outcome is expected to involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

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

Note 14 - Employee benefit plans:

     Defined benefit plans. The components of net periodic defined benefit pension cost are presented in the table below.

                                                                Three months ended          Nine months ended
                                                                   September 30,              September 30,
                                                                 2004         2005          2004          2005
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

 Service cost                                                    $ 1,772       $ 1,974     $  4,900       $  5,875
 Interest cost                                                     5,493         5,527       16,445         17,005
 Expected return on plan assets                                   (5,210)       (5,508)     (15,698)       (16,884)
 Amortization of prior service cost                                  140           145          421            449
 Amortization of net transition
  Obligations and assets                                             142           (16)         432            259
 Recognized actuarial losses                                       1,075         1,093        3,235          3,369
                                                                 -------       -------     --------       --------

                                                                 $ 3,412       $ 3,215     $  9,735       $ 10,073
                                                                 =======       =======     ========       ========

     Postretirement benefits other than pensions ("OPEB"). The components of net periodic OPEB cost are presented in the table below.


                                                                Three months ended          Nine months ended
                                                                   September 30,              September 30,
                                                                 2004         2005          2004          2005
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

 Service cost                                                    $    57       $    56     $    170       $   165
 Interest cost                                                       658           483        1,977         1,449
 Amortization of prior service credit                               (253)         (231)        (765)         (694)
 Recognized actuarial losses (gains)                                  44          (120)         134          (296)
                                                                 -------       -------     --------       -------

                                                                 $   506       $   188     $  1,516       $   624
                                                                 =======       =======     ========       =======

Note 15 - Discontinued operations:

     As discussed in the 2004 Annual Report, in December 2004 CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in The Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 2), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheet as of December 31, 2004 or its 2004 statement of cash flows. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer includes the results of operations or cash flows of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of Thomas Regout were approximately $860,000 (before income tax benefit) less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in 2005 includes a first quarter charge related to such differential ($272,000, net of income tax benefit and minority interest). During the first nine months of 2004, the Thomas Regout operations reported net sales of $30.5 million, operating income of $2.1 million, interest expense of $1.1 million and net income of $645,000 ($409,000 to Valhi, net of minority interest).

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

     Stock options. As permitted by regulations of the SEC, the Company will adopt SFAS No. 123R, Share-Based Payment, as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by Valhi and its subsidiaries and affiliates is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should Valhi or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

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

     On April 1, 2005, the Company purchased 2.0 million shares of its common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million. Such shares were purchased under the stock repurchase program. Valhi's independent directors approved such purchase. During the second and third quarters of 2005, the Company also purchased in the aggregate an additional 1.3 million shares of its common stock under the repurchase program in market or private transactions for an aggregate of $23.5 million, including 175,000 shares purchased for an aggregate of $3.1 million from The Simmons Family Foundation, a charitable organization of which Mr. Simmons is a trustee, based on the market price of Valhi common stock on the date of purchase. Valhi cancelled these 3.3 million shares purchased during the second and third quarters of 2005, and the aggregate $58.5 million cost was allocated to common stock at par value, additional paid-in capital and retained earnings in accordance with GAAP.

     Prior to and within six months of Contran's sale of the 2.0 million shares of Valhi common stock to Valhi, Contran had purchased shares of Valhi common stock in market transactions. In settlement of any alleged short-swing profit derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Contran remitted approximately $645,000 to the Company, which amount, net of taxes, has been recorded by the Company as a capital contribution, increasing additional paid-in capital.

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

General

     The Company reported income from continuing operations of $13.4 million, or $.11 per diluted share, in the third quarter of 2005 as compared to income of $10.5 million, or $.09 per diluted share, in the third quarter of 2004. For the first nine months of 2005, the Company reported income from continuing operations of $66.7 million, or $.56 per diluted share, compared to income of $257.7 million, or $2.14 per diluted share, in the first nine months of 2004. See Note 1 for a discussion of the effect of certain restatements to the Company's results of operations for the 2004 and prior 2005 interim periods.

     The Company's diluted earnings per share declined from the first nine months of 2004 to the first nine months of 2005 as the favorable effect in 2005 of (i) higher chemicals operating income, (ii) higher component products operating income, (iii) certain securities transaction gains, (iv) current and deferred provisions for income taxes related to the Company's investment in Kronos and (v) the Company's equity in a non-operating gain from the sale of certain land and certain income tax benefits recognized by TIMET were more than offset by the favorable effect in 2004 of certain income tax benefits recognized by Kronos and NL. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of these 2004 income tax benefits.

     Income from continuing operations in the first nine months of 2005 includes
(i) gains from NL's sales of shares of Kronos common stock of $.05 per diluted share, most of which occurred in the first quarter, (ii) gains from Kronos' second quarter sale of its passive interest in a Norwegian smelting operation of $.03 per diluted share, (iii) income related to TIMET's second quarter sale of certain real property adjacent to its Nevada facility of $.02 per diluted share,
(iv) a third quarter non-cash net income tax expense of $.05 per diluted share related to the aggregate effects of recent developments with respect to certain non-U.S. income tax audits of Kronos, (principally in Germany, Belgium and Canada) and NL in the U.S. a change in CompX's permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries and (v) income related to certain non-cash income tax benefits recognized by TIMET of $.09 per diluted share. Income from continuing operations in the first nine months of 2004 includes (i) a second quarter non-cash income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $1.91 per diluted share, (ii) a second quarter non-cash income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to a subsidiary of NL and the adjustment of estimated income taxes due upon the settlement of an IRS audit aggregating $.34 per diluted share, (iii) income related to Kronos' second quarter contract dispute settlement of $.03 per diluted share and (iv) income related to the Company's pro-rata share of TIMET's non-cash, non-operating gain from TIMET's exchange of its convertible preferred debt securities for a new issue of TIMET convertible preferred stock of $.03 per diluted share.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

     o    Future supply and demand for the Company's products,
     o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
     o The cyclicality of certain of the Company's businesses (such as Kronos' TiO2 operations and TIMET's titanium metals operations),
     o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
     o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
     o    Changes in raw  material  and other  operating  costs  (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things,
          TiO2),
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o    The introduction of trade barriers,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
     o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The timing and amount of insurance recoveries,
     o    The ability of the Company to renew or refinance credit facilities,
     o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria (such as Kronos' ability to utilize its German net operating loss carryforwards),
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
     o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and
     o    Possible future litigation.

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

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2004 and 2005 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: decreasing during the first half of 2004, increasing during the last half of 2004 and the first six months of 2005 and decreasing during the third quarter of 2005.

                                                  Three months ended                Nine months ended
                                                     September 30,                    September 30,
                                                 ---------------------             ------------------
                                            2004          2005       % Change      2004           2005      % Change
                                            ----          ----       --------      ----           ----      --------
                                                       (In millions, except percentages)

 Net sales                                $286.1        $292.1           +2%        $845.1     $895.7           +6%
 Operating income                           25.8          35.5          +37%          84.2      134.2          +59%

 Ti02 operating statistics:
   Percentage change in Ti02 average selling prices:
     Using actual
      foreign currency
      exchange rates                                                     +8%                                   +12%
     Impact of changes in
      foreign currency
      exchange rates                                                     -1%                                    -3%
                                                                        ---                                    ---

     In billing currencies                                               +7%                                    +9%
                                                                        ===                                    ===

   Sales volumes*                          128           119             -7%         383        356             -7%
   Production volumes*                     123           122             -1%         363        371             +2%

* Thousands of metric tons

     Kronos' sales increased $6.0 million (2%) in the third quarter of 2005 compared to the third quarter of 2004, and increased $50.6 million (6%) for the first nine months of 2005 due primarily to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $2 million in the quarter and $24 million in the year-to-date period, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the third quarter and first nine months of 2005 were 7% and 9% higher, respectively, as compared to the same periods of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the third quarter and first nine months of 2005 increased 8% and 12%, respectively, compared to the third quarter and first nine months of 2004. Kronos' average TiO2 selling prices in billing currencies in the third quarter of 2005 were 1% lower than the second quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 8% and 12% increases in Kronos' average TiO2 selling prices during the third quarter and first nine months of 2005 as compared to the same periods of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 7% and 9% increases, respectively, in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in each of the third quarter and first nine months of 2005 decreased 7% as compared to the same periods of 2004, with volumes lower in all regions of the world. Chemicals operating income in 2004 includes $6.3 million of income ($3.5 million or $.03 per diluted share, net of income taxes and minority interest) in the second quarter related to Kronos' settlement of a contract dispute with a customer. Kronos' operating income comparisons in the first nine months of 2005 were favorably impacted by higher production levels, which increased 2% in the year-to-date period. Kronos' operating rates were near full capacity in all periods, and Kronos' production volumes in the first nine months of 2005 were a new record for Kronos for a first nine-month period.

     Kronos has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $2 million and $24 million in the third quarter and first nine months of 2005, respectively, as compared to the same periods of 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter and first nine months of 2005 as compared to the same periods in 2004. Overall, currency exchange rate fluctuations resulted in a net $2 million increase in Kronos' operating income in the first nine months of 2005 as compared to the first nine months of 2004 (currency exchange rate fluctuations did not have a significant effect on on the quarter-to-quarter comparison).

     Kronos expects its operating income in 2005 will be significantly higher than 2004, due primarily to higher overall average selling prices on a year-to-year comparison basis. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005. Operations are expected to be restored in early November 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved are covered by insurance, and Kronos believes insurance will cover its business interruption losses (subject to applicable deductibles) resulting from its share of the lost production from LPC. Kronos' results of operations in the third quarter of 2005 include approximately $1 million of costs related to Hurricane Rita (primarily Kronos' share of LPC's unabsorbed fixed costs) for which no insurance recovery has yet been recognized as the amounts are not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries. Kronos' owned warehouse and slurry facilities located near LPC's facility were also temporarily closed due to the storm, but property damage to these facilities was not significant.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2005 (absent the effect of Hurricane Rita discussed above), is approximately 500,000 metric tons, with approximately 10,000 metric tons additional capacity expected to be available in 2006 through its continued debottlenecking efforts.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $12.0 million in the first nine months of 2004 and $12.6 million in the first nine months of 2005.

Component products

                                                Three months ended                       Nine months ended
                                                   September 30,                          September 30,
                                               ---------------------                    ---------------
                                           2004           2005      % Change      2004         2005       % Change
                                           ----           ----      --------      ----         ----       --------
                                                      (In millions, except percentages)

 Net sales                              $46.3           $47.1          +2%       $136.1       $139.7          +3%
 Operating income                         4.9             4.9           -%         12.5         13.8         +11%

     Component products sales increased in the third quarter of 2005 as compared to the third quarter of 2004 due primarily to sales volumes associated with a components products business acquired in August 2005 and the net effect of fluctuations in currency exchange rates (as discussed below), partially offset by lower precision slide and ergonomic products sales volumes. Component products sales increased in the first nine months of 2005 as compared to the same period in 2004 due primarily to increases in selling prices for certain products across all segments, sales volumes associated with the acquired business and the net effect of fluctuations in currency exchange rates (as discussed below), partially offset by lower sales volumes for certain products. During the third quarter of 2005, sales of precision slide and ergonomic products were 6% and 5% lower, respectively, as compared to the third quarter of 2004, while sales of security products increased 13%. During the first nine months of 2005, sales of precision slide and ergonomic products were 3% and 2% higher, respectively, as compared to the first nine months of 2004, and sales of security products were 2% higher. The percentage changes in both precision slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars. The results of the business acquired in August 2005, included as part of security products results, were not material. Component products operating income increased in the first nine months of 2005 as compared to the same period in 2004 as the favorable impact of a continuing focus on reducing costs were partially offset by the negative impact of foreign currency exchange rate fluctuations (as discussed below).

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the third quarter of 2005, relative change in foreign currency exchange rates increased component products sales by approximately $400,000 as compared to the third quarter of 2005, but decreased component products operating income by approximately $600,000 ($1.3 million increase and $2.0 million decrease, respectively, during the year-to-date period).

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

     CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems and security products to improve operating results. In addition, CompX continues to develop sources for lower cost components for certain product lines to strengthen its ability to meet competitive pricing when practical. These actions, along with other activities to eliminate excess capacity, have been designed to position CompX to expand more effectively on both new product and new market opportunities to improve CompX's profitability.

Waste management


                                                             Three months ended            Nine months ended
                                                               September 30,                  September 30,
                                                             2004           2005          2004           2005
                                                             ----           ----          ----           ----
                                                                              (In millions)

 Net sales                                                 $ 4.4         $ 3.0          $ 6.6         $ 7.5
 Operating loss                                              (.5)         (2.8)          (7.3)         (9.1)

     Waste management sales increased in the first nine months of 2005 as compared to the same period of 2004, but its operating losses also increased in the 2005 periods as higher operating costs more than offset the effect of higher utilization of certain waste management services. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to further increase its sales, and decrease its operating loss, in the remainder of 2005.

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

     Waste Control Specialists applied to the Texas Department of State Health Services ("TDSHS") for a license to dispose of byproduct 11.e(2) waste material in June 2004. Waste Control Specialists can currently treat and store byproduct material, but may not dispose of it. The length of time that TDSHS will take to review and act upon the license application is uncertain, but Waste Control Specialists currently expects the TDSHS will issue a final decision on the license application sometime during 2006. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

Equity in earnings of TIMET

                                                                Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                                 2004         2005          2004          2005
                                                                 ----         ----          ----          ----
                                                                                 (In millions)

 TIMET historical:
   Net sales                                                   $120.2        $190.0        $364.9       $529.0
                                                               ======        ======        ======       ======

   Operating income:
     Boeing take-or-pay                                        $ 10.1        $  8.3        $ 12.6       $  8.7
     Other                                                        3.3          43.4          12.6         99.3
                                                               ------        ------        ------       ------
                                                                 13.4          51.7          25.2        108.0

   Gain on sale of land                                          -             -             -            13.9
   Gain on exchange of convertible
    preferred securities                                         15.5          -             15.5         -
   Other general corporate, net                                   (.1)          1.3            .8          3.6
   Interest expense                                              (3.1)         (1.1)        (11.5)        (2.7)
                                                               ------        ------        ------       ------
                                                                 25.7          51.9          30.0        122.8

   Income tax benefit (expense)                                    .6         (14.4)          (.7)        (4.9)
   Minority interest                                             -             (1.3)          (.8)        (3.4)
   Dividends on preferred stock                                  (1.1)         (2.8)         (1.1)        (9.4)
                                                               ------        ------        ------       ------

     Net income                                                $ 25.2        $ 33.4        $ 27.4       $105.1
                                                               ======        ======        ======       ======

 Equity in earnings of TIMET                                   $ 11.5        $ 15.50       $ 14.9       $ 48.1
                                                               ======        =======       ======       ======

     TIMET reported higher sales and operating income in the third quarter and first nine months of 2005 as compared to the same periods of 2004 due in part to higher sales volumes and average selling prices. TIMET's average selling prices for melted products (ingot and slab) increased 66% in the third quarter of 2005 as compared to the third quarter of 2004, while average selling prices for mill products increased 35%. For the first nine months of 2005, TIMET's average selling prices for melted and mill products increased 42% and 27%, respectively. For the third quarter and first nine months of 2005, TIMET's sales volumes of mill products increased 9% and 10%, respectively, while volumes of melted products were 14% and 5% higher, as a result of increased demand across all market segments.

     TIMET's operating results in the first quarter of 2004 include $1.9 million of income related to a change in TIMET's vacation policy. TIMET's operating results comparisons were favorably impacted by improved plant operating rates, which increased from 72% in the first nine months of 2004 to 78% in the first nine months of 2005, and higher gross margin from the sale of titanium scrap and other non-mill products. In addition, TIMET's operating results comparisons were negatively impacted by higher costs for raw materials and accruals for certain performance-based employee incentive compensation and a $1.2 million noncash impairment charge in the first quarter of 2005 related to certain abandoned manufacturing equipment of TIMET.

     During the second quarter of 2005, TIMET recognized a $13.9 million pre-tax gain ($2.6 million, or $.02 per diluted share, net of income taxes and minority interest to Valhi) related to the sale of certain real property adjacent to TIMET's facility in Nevada. In addition, TIMET periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, due to a change in estimate of TIMET's ability to utilize the benefits of its net operating loss carryforwards, other tax attributes and deductible temporary differences in the U.S. and the U.K., TIMET determined that its net deferred income tax assets in such jurisdictions now meet the "more-likely-than-not" recognition criteria. Accordingly, TIMET's income tax benefit in the first nine months of 2005 includes a $41.1 million benefit ($11.1 million, or $.09 per diluted share, net of minority interest to Valhi) related to reversal of the valuation allowances attributable to such deferred income tax assets. TIMET expects the remaining U.S. and U.K. valuation allowances (other than with respect to a substantial portion of TIMET's U.S. capital loss carryforward) aggregating approximately $9.0 million will be reversed during the fourth quarter of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates. Equity in earnings of TIMET in the third quarter of 2004 includes income of $6.3 million ($4.1 million, or $.03 per diluted share, net of income taxes) related to a nonoperating gain recognized by TIMET upon the exchange of substantially all of its convertible preferred debt securities for a new issue of TIMET preferred stock.

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

     In July 2005, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries. Beginning in 2006, this new forecast increases its estimate of large commercial aircraft deliveries over the next five years by 460 planes, including 55 wide bodies (wide body planes currently require a higher percentage of titanium in their airframes, engines and other parts than other commercial aircraft). This updated forecast supports TIMET's belief that the titanium industry is in the early stages of the business cycle and that the current uptrend will likely continue through 2006 and beyond.

     In May 2005, TIMET announced plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over current Nevada sponge production capacity levels.

     TIMET currently expects its full year 2005 sales revenue will range from $740 million to $760 million. As compared to full year average selling prices for 2004, TIMET currently expects 2005 average selling prices will increase 45% to 50% for melted products and 25% to 30% for mill products. TIMET currently expects its full year 2005 product shipments will increase 5% to 10% for melted products and 10% to 15% for mill products, as compared to full year 2004.

     TIMET's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of TIMET's manufacturing cost structure. As previously reported, scrap and certain alloy prices have increased significantly from year-ago prices, and increased energy costs also continue to have a negative impact on gross margin. However, TIMET has begun to see a softening of certain alloy costs.

     TIMET currently expects production volumes will continue to increase in 2005, with overall capacity utilization expected to approximate 80% in 2005 (as compared to 75% in 2004). However, practical capacity utilization measures can vary significantly based on product mix.

     TIMET currently anticipates that it will receive orders from Boeing for about 3.0 million pounds of product during 2005. At this projected order level, TIMET expects to recognize about $17 million of take-or-pay income in 2005. Overall, TIMET currently expects its operating income for 2005 will be between $155 million and $165 million, with net income attributable to common stockholders estimated to be between $140 million and $150 million.

     Effective July 1, 2005, TIMET amended its long-term agreement with Boeing for the purchase and sale of titanium products. The new agreement expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the existing buffer inventory program currently in place for Boeing and (iii) certain improved product pricing. The new agreement also replaces, beginning in 2006, the take-or-pay provisions of the previous agreement with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. In addition, as part of the new agreement, Boeing will provide support for TIMET's sponge production operations under certain circumstances.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $3.7 million in the first nine months of 2004 and $3.2 million in the first nine months of 2005.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income in the third quarter and first nine months of 2005 was higher as compared to the same periods of 2004 due primarily to a higher level of funds available for investment. A significant portion of the Company's general corporate interest and dividend income relates to distributions received from The Amalgamated Sugar Company LLC and interest income on the Company's $80 million loan to Snake River Sugar Company. See Notes 3 and 7 to the Consolidated Financial Statements.

     Aggregate general corporate interest and dividend income in the fourth quarter of 2005 is expected to be significantly higher than the fourth quarter of 2004, as the lower level of interest income on the Company's loan to Snake River, which was prepaid in October 2005, is expected to be more than offset by significantly higher distributions from The Amalgamated Sugar Company LLC ("LLC"). Distributions from the LLC were $17.8 million in the first nine months of 2004 and $18.7 million in the first nine months of 2005. In October 2005, the Company and Snake River Sugar Company amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including the Company) as compared to levels required under the prior Company Agreement, which would result in the Company receiving annual distributions from the LLC in aggregate amounts approximately $1.8 million higher than the level of distributions received during calendar 2004. In addition, assuming certain specified conditions are met (which conditions the Company currently believes will be met), the LLC would be required to distribute, in addition to the distributions noted in the preceding sentence, additional amounts that would result in the Company receiving at least an additional $25 million during the 15-month period ending December 31, 2006 (with over one-half of such amount expected to be paid during the fourth quarter of 2005). Also in the fourth quarter of 2005, the Company expects to recognize a $21.6 million charge to earnings related to the accrued interest on the Company's loan to Snake River that was forgiven. See
Note 7 to the Consolidated Financial Statements.

     Securities transactions. Net securities transactions gains in the first nine months of 2005 relate principally to a $14.7 million pre-tax gain ($6.6 million, or $.05 per diluted share, net of income taxes and minority interest) related to NL's sale of shares of Kronos common stock in market transactions, substantially all of which occurred in the first quarter. See Notes 2 and 8 to the Consolidated Financial Statements.

     Security transaction gains in 2005 also include a $5.4 million gain ($3.1 million, or $.03 per diluted share, net of income taxes and minority interest) related to Kronos' second quarter sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes. See Note 8 to the Consolidated Financial Statements.

     Insurance recoveries. During the first nine months of 2005, NL recognized $1.2 million of recoveries from certain insolvent former insurance carriers relating to the settlement of excess insurance claims received in August 2005. See Note 8 to the Consolidated Financial Statements. In addition, NL has reached an agreement with one of its former insurance carriers in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount which NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. While NL continues to seek additional recoveries of defense costs, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     General corporate expenses. Net general corporate expenses in the third quarter and first nine months of 2005 were $1.1 million and $1.5 million, respectively, higher than the same periods of 2004. Net general corporate expenses in calendar 2005 are currently expected to be higher as compared to calendar 2004, in part due to higher expected litigation and related expenses of NL in the fourth quarter of 2005. However, obligations for environmental remediation are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred in the future with respect to sites for which no estimate of liability can presently be made. See Note 13 to the Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, including Kronos International's ("KII") euro-denominated Senior Secured Notes (euro 375 million outstanding at September 30, 2005). Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first nine months of 2005 was higher than the same period of 2004 due primarily to the interest expense associated with the additional euro 90 million principal amount of Senior Secured Notes issued in November 2004. In addition, the increase in interest expense was due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during both periods by approximately $1.0 million in the nine-month period.

     Assuming interest rates and foreign currency exchange rates do not change significantly from current levels, interest expense in the fourth quarter of 2005 is currently expected to be higher than the same period of 2004 due primarily to the effect of the issuance of the additional euro 90 million principal amount of KII Senior Secured Notes in November 2004.

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

     The Company's income tax expense in the third quarter of 2005 includes the net non-cash effects of (i) the aggregate favorable effects of recent developments with respect to certain non-U.S. income tax audits of Kronos, principally in Belgium and Canada, of $12.5 million ($10.8 million, or $.09 per diluted share, net of minority interest), (ii) the favorable effect of recent developments with respect to certain income tax items of NL of $4.2 million ($3.5 million, or $.03 per diluted share, net of minority interest), (iii) the unfavorable effect with respect to the loss of certain income tax attributes of Kronos in Germany of $17.5 million ($15.2 million, or $.13 per diluted share, net of minority interest) and (iv) the unfavorable effect with respect to a change in CompX's permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries of $9.0 million ($5.1 million, or $.04 per diluted share, net of minority interest).

     As previously reported, the Company's income tax benefit in the second quarter of 2004 includes (i) a $268.6 million non-cash income tax benefit ($230.2 million, or $1.91 per diluted share, net of minority interest) related to the reversal of a deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally net operating loss carryforwards) and (ii) a $48.5 million non-cash income tax benefit ($40.4 million, or $.34 per diluted share, net of minority interest) related to income tax attributes of a subsidiary of NL.

     As previously disclosed, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of Valhi's investment in Kronos beginning in December 2003 following NL's pro-data distribution of shares of Kronos common stock to NL's shareholders, including Valhi. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was $50.7 million in the first nine months of 2004 and $10.3 million in the first nine months of 2005. In addition, the Company's provision for income taxes in the first nine months of 2004 and the first six months of 2005 includes an aggregate $1.9 millions and $664,000, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to NL's shareholders other than Valhi.

     At September 30, 2005, Kronos has the equivalent of $564 million and $146 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2004 Annual Report, during 2004 Kronos concluded the benefit of such income tax loss carryforwards met the "more-likely-than-not" recognition criteria of GAAP, and accordingly in 2004 Kronos reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

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

     At September 30, 2005, the Company's outstanding third-party indebtedness was substantially comprised of (i) Valhi's $250 million of loans from Snake River Sugar Company due in 2027, (ii) Kronos International's euro-denominated Senior Secured Notes (equivalent of $457.6 million outstanding) due in 2009 and
(iii) $5 million outstanding under Valhi's revolving bank credit facility, the maturity date of which was extended to October 2006 in October 2005. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during 2005 will be required to be used to repay indebtedness during 2005.

     Based upon the Company's expectations for the industries in which its subsidiaries and affiliates operate, and the anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its short-term obligations (defined as the twelve-month period ending September 30, 2006) and its long-term obligations (defined as the remainder of the five-year period ending December 31, 2009, the time period for which the Company generally does long-term budgeting) including operations, capital expenditures, debt service current dividend policy and repurchases of its common stock. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

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

     Changes in product pricing, production volumes and customer demand, among other things, can significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flows from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Cash flows from operating activities decreased from $112.3 million generated in the first nine months of 2004 to a $39.3 million in the first nine months of 2005. This $73.4 million net decrease is due primarily to the net effects of (i) lower net income of $191.6 million, (ii) higher net securities transaction gains of $20.2 million, (iii) a higher provision for deferred income taxes of $298.9 million, (iv) lower minority interest of $37.6 million, (v) higher equity in earnings of TIMET of $33.2 million, (vi) lower net cash distributions from the TiO2 manufacturing joint venture of $4.0 million, (vii) higher net cash paid for income taxes of $67.9 million, due in large part to $34.7 million of income tax refunds received by Kronos in 2004 and a $21 million payment by NL in 2005 to settle a previously-reported income tax audit and
(viii) $32.6 million higher use of cash related to relative changes in working capital items (accounts receivable, inventories, payables and accruals and accounts with affiliates).

     Relative changes in working capital assets and liabilities can have a significant effect on cash flows from operating activities. Kronos' average days sales outstanding ("DSO") increased from 60 days at December 31, 2004 to 61 days at September 30, 2005, due to the timing of collection on the higher accounts receivable balance at the end of September. At September 30, 2005, Kronos' average number of days in inventory ("DII") increased to 105 days from 97 days at December 31, 2004 due to the effects of higher production volumes and lower sales volumes. CompX's average DSO related to its continuing operations increased from 38 days at December 31, 2004 to 43 days at September 30, 2005 due to timing of collection on the higher accounts receivable balance at the end of September. CompX's average DII related to its continuing operations was 52 days at December 31, 2004 and 57 days at September 30, 2005. The increase in CompX's DII is primarily due to higher raw material prices, primarily steel.

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

                                                                                          Nine months ended
                                                                                           September 30,
                                                                                         2004            2005
                                                                                         ----            ----
                                                                                            (In millions)

Cash provided (used) by operating activities:
  Kronos                                                                               $119.8          $ 69.3
  CompX                                                                                  20.8            14.2
  Waste Control Specialists                                                              (6.4)           (5.6)
  NL Parent                                                                               7.1           (27.0)
  Tremont                                                                                 1.1            (2.3)
  Valhi Parent                                                                           24.2            50.3
  Other, net                                                                              (.2)            (.7)
  Eliminations                                                                          (54.1)          (58.9)
                                                                                       ------          ------

                                                                                       $112.3          $ 39.3
                                                                                       ======          ======

     Investing and financing activities. Approximately 56% of the Company's consolidated capital expenditures in the first nine months of 2005 relate to Kronos, 23% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. During the first nine months of 2005, (i) Valhi purchased shares of TIMET common stock in market transactions for $18.0 million,
(ii) NL sold shares of Kronos common stock in market transactions for $19.2 million, (iii) NL purchased shares of CompX common stock in market transactions for $707,000, (iv) Valhi purchased shares of Kronos common stock in market transactions for $5.5 million, (v) CompX received a net $18.1 million from the sale of its Thomas Regout operations (which had approximately $4.0 million of cash at the date of disposal), (vi) Valhi received a net $4.9 million on its short-term loan to Contran, (vii) NL collected $2 million on its loan to one of the Contran family trusts, (viii) the Company made net purchases of marketable securities of $8.6 million, (ix) Kronos received $3.5 million from the sale of its passive interest in a Norwegian smelting operations and (x) CompX acquired a company for an aggregate of $7.3 million. See Notes 2, 8 and 15 to the Consolidated Financial Statements.

     During the first nine months of 2005, Kronos repaid an aggregate euro 10 million ($12.9 million when repaid) under its European revolving credit facility, Kronos borrowed and repaid $8.6 million under its U.S. credit facility and Valhi borrowed $5 million under its revolving bank credit facility. Valhi, which increased its regular quarterly dividend from $.06 per share to $.10 per share in the first quarter of 2005, paid cash dividends in the first nine months of 2005 aggregating $36.7 million. Distributions to minority interest in the first nine months of 2005 are primarily comprised of Kronos cash dividends paid to shareholders other than Valhi and NL, NL cash dividends paid to shareholders other than Valhi and CompX dividends paid to shareholders other than NL. Valhi purchased approximately 3.3 million shares of its common stock in market and other transactions for an aggregate of $58.5 million, and other cash flows from financing activities in the first nine months of 2005 relate primarily to proceeds from the issuance of NL, CompX and Valhi common stock upon exercises of stock options.

     At September 30, 2005, unused credit available under existing credit facilities approximated $288.0 million, which was comprised of: CompX - $47.5 million under its revolving credit facility; Kronos - $96.0 million under its European credit facility, $36.0 million under its U.S. credit facility, $11.0 million under its Canadian credit facility, and $4.0 million under other non-U.S. facilities; and Valhi - $93.5 million under its revolving bank credit facility.

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

Chemicals - Kronos

     At September 30, 2005, Kronos had cash, cash equivalents and marketable debt securities of $66.6 million, including restricted balances of $3.7 million, and Kronos had approximately $147 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At September 30, 2005, Kronos' outstanding debt was comprised of (i) $457.6 million related to KII's Senior Secured Notes and (ii) approximately $200,000 of other indebtedness. During the second quarter of 2005, Kronos extended the respective maturity dates of its European and U.S. revolving credit facilities each by three years to June 2008 and September 2008, respectively.

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

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. During 2004 and to date in 2005, Kronos has not used hedge accounting for any of its contracts. To manage such exchange rate risk, at September 30, 2005, Kronos held a series of contracts, which mature through December 2005, to exchange an aggregate of U.S. $10.0 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.25 to Cdn. $1.26 per U.S. dollar. At September 30, 2005, the actual exchange rate was Cdn. $1.18 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at September 30, 2005 was not material.

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

NL Industries

     At September 30, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $66.9 million, including restricted balances of $12.1 million.

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

Component products - CompX International

     CompX received approximately $18.1 million cash (net of expenses) in January 2005 upon the sale of its Thomas Regout operations in The Netherlands. See Note 15 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures and dividends (if declared). To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

     In August 2005, CompX completed the acquisition of a company for aggregate cash consideration of $7.3 million, net of cash acquired. See Note 2 to the Consolidated Financial Statements. During the fourth quarter of 2005, CompX expects to obtain an extension of its $47.5 million revolving bank credit facility, which currently expires in January 2006. CompX had no balance outstanding under such facility at September 30, 2005.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. CompX had no such foreign currency contracts outstanding at September 30, 2005.

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

Waste management - Waste Control Specialists

     At September 30, 2005, Waste Control Specialists' indebtedness consisted principally of $21.9 million of borrowings owed to a wholly-owned subsidiary of Valhi (December 31, 2004 intercompany indebtedness - $4.6 million). During the first nine months of 2005, this subsidiary of Valhi loaned an additional net $17.3 million to Waste Control Specialists, which were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's Consolidated Financial Statements. Waste Control Specialists will likely borrow additional amounts during the remainder of 2005 from such Valhi subsidiary under the terms of its revolving credit facility that matures in March 2006.

TIMET

     At September 30, 2005, TIMET had $102 million of borrowing availability under its various U.S. and European credit agreements.

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

     In May 2005, TIMET announced it plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007 and cost an aggregate of $38 million, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over the current sponge production capacity levels at its Nevada facility. Including an estimated $25 million related to this sponge expansion, TIMET current expects its aggregate capital expenditures during 2005 will be approximately $72 million.

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

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 28.0 million shares of Kronos held by Valhi at September 30, 2005, Valhi would receive aggregate annual dividends from Kronos of $28.0 million. NL, which paid its 2004 regular quarterly dividends of $.20 per share in the form of shares of Kronos common stock, increased its regular quarterly dividend in the first quarter of 2005 to $.25 per share, which also was in the form of shares of Kronos common stock. In the second and third quarters of 2005, NL paid its regular quarterly dividend in the form of cash. Assuming NL paid its regular quarterly dividends in the form of cash, and based on the 40.4 million shares of NL common stock held by Valhi at September 30, 2005, Valhi would receive aggregate annual dividends from NL of $40.4 million. The Company does not currently expect to receive any distributions from Waste Control Specialists or TIMET during 2005. CompX dividends, which resumed in the fourth quarter of 2004, are paid to NL.

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

     Waste Control Specialists is required to provide certain financial assurances to Texas government agencies with respect to certain decommissioning obligations related to its facility in West Texas. Such financial assurances may be provided by various means, including a parent company guarantee assuming the parent meets specified financial tests. In March 2005, Valhi agreed to guarantee certain specified decommissioning obligations of Waste Control Specialists, currently estimated by Waste Control Specialists at approximately $3.5 million. Such obligations would arise only upon a closure of the facility and Waste Control Specialists' failure to perform such activities. The Company does not currently expect that it will have to perform under such guarantee for the foreseeable future.

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. On April 1, 2005, the Company purchased 2.0 million shares of its common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million. Such shares were purchased under the stock repurchase program. Valhi's independent directors approved such purchase. The Company has also purchased during the second and third quarters of 2005 an additional 1.3 shares of its common stock under the repurchase program in market transactions for an
aggregate  of  $23.5  million.  See  Note  17  to  the  Consolidated   Financial
Statements.

     At September 30, 2005, Valhi had $15.9 million of parent level cash and cash equivalents and had $5.0 million outstanding under its revolving bank credit agreement. In addition, Valhi had $93.5 million of borrowing availability under its revolving bank credit facility. In October 2005, Valhi extended the maturity date of its revolving bank credit facility one year to October 2006, and Valhi collected an aggregate $94.8 million under its loan to Snake River Sugar Company. See Note 7 to the Consolidated Financial Statements.

     The terms of The Amalgamated Sugar Company LLC Company Agreement provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income upon receipt, which occurs in the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2005, Valhi currently expects that distributions received from the LLC in 2005 will exceed its debt service requirements under its $250 million loans from Snake River Sugar Company.

     Certain covenants contained in Snake River's third-party senior debt allowed Snake River in certain circumstances to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its scheduled maturity in 2007, and such loan was subordinated to Snake River's third-party senior debt. During the third quarter of 2005, Snake River prepaid such senior third-party senior debt, and Snake River subsequently made an aggregate of $5.5 million of debt service payments to Valhi during the quarter. At September 30, 2005, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $36.7 million and was classified as a noncurrent asset. The Company believed it would ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the
LLC). Following the complete repayment of Snake River's third-party senior debt, Snake River was required, under the terms of the Company's loan to Snake River, to use all of its available cash resources to make debt service payments to Valhi (estimated to be approximately $20 million annually), including the funds that Snake River previously was using to fund debt service on its third-party senior debt. In October 2005, when Valhi agreed to forgive approximately $21.6 million of accrued and unpaid interest in return for Snake River prepaying an aggregate of $94.8 million under its loan from Valhi, Valhi considered, among other things, the present value of the future repayment of its loan to Snake River under the present terns, the income tax benefit relating to forgiveness of the accrued interest and Valhi's various alternate reinvestment opportunities with respect to such prepayment and the returns thereon. Consequently, while Valhi continued to believe it would ultimately fully collect all amounts due under the terms of its loan to Snake River, Valhi was willing to accept a discount under certain conditions (principally, Snake River's $94.8 million prepayment). In October 2005, Snake River completed a new senior loan facility that generated funds sufficient to make the $94.8 million prepayment to Valhi, and Valhi accordingly forgave the remaining accrued and unpaid interest. See
Note 7 to the Consolidated Financial Statements.

     The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2012, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company, if any. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River. Redemption of the Company's interest in the LLC would result in the Company reporting income related to the disposition of its LLC interest for income tax purposes, although the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest was redeemed (as discussed in Note 1 to the Consolidated Financial Statements). However, because of Snake River's ability to call its $250 million loans to Valhi upon redemption of the Company's interest in the LLC, the net cash proceeds (after repayment of the debt) generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

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

ITEM 4.  CONTROLS AND PROCEDURES


     Restatement. As disclosed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded to restate the Company's consolidated financial statements as of December 31, 2004, and for the interim periods ended September 30, 2004 as well as the March 31, 2005 and June 30, 2005 interim periods.

     The guidance set forth in Auditing Standard No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this restatement, the Company has concluded that a material weakness existed at December 31, 2004 and September 30, 2005.

     Management's Consideration of the Restatement.In coming to the conclusion that the Company's disclosure controls and procedures were not effective as of September 30, 2005, management also considered the restatement discussed in Note 1 to the Consolidated Financial Statements related to the Company's accounting for its investment in The Amalgamated Sugar Company LLC and the guidance contained in the SEC's Staff Accounting Bulletin ("SAB") No. 99, Materiality, paragraphs 36 and 37 of Accounting Principles Board Opinion ("APBO") No. 20 and paragraph 29 of APBO No. 28. The Company also considered, by analogy, the guidance contained in the SEC's SAB Topic 5-F, Accounting Changes Not Retroactively Applied Due to Immateriality. Because (i) the restatement adjustments did not have a material impact to the financial statements of prior interim or annual periods presented, taken as a whole, (ii) the impact of the restatement adjustments did not have a material impact on the Company's consolidated stockholders' equity as of any prior interim or annual period presented and (iii) the Company decided to restate its previously-issued consolidated financial statements in part because the impact of the adjustment which the Company concluded should have been reported as part of 1997's net income, if recorded in net income in the period in which the adjustment became known, would have been material to such interim period's reported net income, management of the Company concluded that this control deficiency, individually or in the aggregate when considered with other control deficiencies, does not constitute a material weakness in internal control over financial reporting.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's President and Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based upon their evaluation, and as a result of the material weakness discussed below, these executive officers have concluded that the Company's disclosure controls and procedures are not effective as of the date of such evaluation.

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes. Specifically, the Company did not have adequate personnel with sufficient knowledge of tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes as well as the income taxes payable to affiliates resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Company, (ii) current income taxes related to distributions or transfer of Kronos common stock made by NL Industries, Inc., a majority-owned subsidiary of the Company, to NL's stockholders and (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the restatement of the Company's 2002, 2003 and 2004 consolidated financial statements and 2004 and 2005 interim financial information. Additionally, this control deficiency could result in a misstatement of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constitutes a material weakness.


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

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to Note 13 to the Consolidated Financial Statements, the 2004 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 for descriptions of certain legal proceedings.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In September 2005, the state dismissed its Unfair Trade Practices Act claim against NL without prejudice. Trial commenced on November 1, 2005 on the State's remaining claims of public nuisance, indemnity and unjust enrichment. In addition to compensatory and punitive damages, the State is seeking abatement of lead pigment from residential housing in the State.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). In March 2005, the defendants filed a motion for summary judgment. A new trial date will not be determined until after the court rules on this motion.

     In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702). In August 2005, the appellate court affirmed the trial court's dismissal of all counts except for the state's public nuisance count, which has been reinstated. In November 2005, the New Jersey Supreme Court granted defendants' petition seeking review of the appellate court's ruling on the public nuisance count.

     Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). In September 2005, the plaintiff voluntarily dismissed the case without prejudice.

     Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B). In November 2005, the plaintiff voluntarily dismissed the case without prejudice.


     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In September 2005, the court reset the trial date for July 2006.

     In  October  2005,  NL was served  with a  complaint  in Evans v.  Atlantic
Richfield Company, et. al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which she resided. Plaintiff seeks compensatory and punitive damages. NL intends to deny all allegations of liability.

     Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). In August 2005, the court denied NL's motion to strike plaintiffs' fraud claim for lack of particularity, allowing plaintiffs to re-plead this claim.

     The previously-reported cases Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) and City of Milwaukee
v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066) are both proceeding in the trial court.

     In December 2005, NL was served with a complaint in Hurkmans v. Salczenko, et. al. (Circuit Court, Marinette County, Wisconsin, Case No. 05-CV-418). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the home in which he resided. Plaintiff seeks compensatory damages. NL intends to deny all allegations of liability.

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

     The following table discloses certain information regarding shares of Valhi common stock purchased by Valhi during the period covered by this Quarterly Report on Form 10-Q. All of such purchases were made under the repurchase program discussed above, and other than 175,000 shares of its common stock Valhi purchased from The Simmons Family Foundation in September 2005 for $17.50 per share, or an aggregate purchase price of $3.1 million, all of such purchases were made in open market transactions.

                                                                                                 Maximum number of shares
                                                    Average         Total number of shares      that may yet be purchased
                               Total number       price paid        purchased as part of a              under the
                                 of shares        per share,          publicly-announced        publicly-announced plan at
                                 purchased         including                 plan                     end of period
                                 ---------                            ------------------            ---------------
           Period                                 commissions

July 1, 2005 to
  July 31, 2005                           -        $  -                             -                      2,639,700

August 1, 2005 to
 August 31, 2005                    616,000          17.55                        616,000                  2,023,700

September 1, 2005
 to September 30,
 2005                               335,300          17.52                        335,300                  1,688,400


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