Form 10-K/A
period 2004-12-31
VALHI INC /DE/
filed 2006-01-12
CIK 59255

Microsoft Word 11.0.6359;



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)


X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 - For the fiscal year ended December 31, 2004

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

Explanatory Note Regarding Amendment No. 2



On December 23, 2005, the Registrant filed with the SEC Amendment No. 1 on its Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Form 10-K/A"). Such Original Form 10-K/A did not include the consent called for by Exhibit 23.2. Such consent is being filed herewith as part of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Revised" Form 10-K/A").

This Revised Form 10-K/A only presents Item 15(c) of the Original Form 10-K/A and the omitted Exhibit 23.2. No other Item or information in the Original Form 10-K/A, other than providing the consent called for by Exhibit 23.2, is amended hereby, and no other Item or information has been updated to reflect events occurring after the filing of the Original Form 10-K/A, or to modify or update disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Exhibits 31.1 and 31.2 have been updated to contain currently-dated certifications of the Registrant's Chief Executive Officer and Chief Financial Officer.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


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

21.1***   Subsidiaries of the Registrant.

23.1***   Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  Valhi's
          consolidated financial statements

23.2****  Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  TIMET's
          consolidated financial statements

31.1****  Certification

31.2****  Certification

32.1***   Certification

99.1*** Consolidated financial statements of Titanium Metals Corporation - incorporated by reference to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2004.


* Management contract, compensatory plan or agreement.

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.


*** Previously filed.

**** Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALHI, INC.
                                  (Registrant)


By: /s/ Steven L. Watson
----------------------------------
Steven L. Watson, January 11, 2006
(President and Chief Executive Officer)



/s/ Bobby D. O'Brien
------------------------------------
Bobby D. O'Brien, January 11, 2006
(Vice President and Chief Financial Officer,
Principal Financial Officer)


/s/ Gregory M. Swalwell
------------------------------------
Gregory M. Swalwell, January 11, 2006
(Vice President and Controller, Principal Accounting Officer)