Form 10-K
period 2005-12-31
VALHI INC /DE/
filed 2006-03-24
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2005

                          Commission file number 1-5467

                                   VALHI, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            87-0110150
---------------------------------                        ---------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
-------------------------------------------                  ---------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
                                                            ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
       Title of each class                             which registered
       -------------------                          ------------------------
Common stock ($.01 par value per share)              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark:

     If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

     If the Registrant is not required to file reports pursuant to Section 13 or
     Section 15(d) of the Act. Yes No X

     Whether the  Registrant  (1) has filed all reports  required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

     Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer Accelerated filer X non-accelerated filer .

     Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X .

The aggregate market value of the 9.4 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2005 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $164.5 million.

As of February 28, 2006, 115,919,578 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                              [INSIDE FRONT COVER]


     A chart showing, as of December 31, 2005, (i) Valhi's 83% ownership of NL Industries, Inc., 57% ownership of Kronos Worldwide, Inc., 100% ownership of Waste Control Specialists LLC, 100% ownership of Tremont LLC and 4% ownership of Titanium Metals Corporation ("TIMET"), (ii) NL's 36% ownership of Kronos Worldwide and 70% ownership of CompX International Inc., (iii) Tremont's 35% ownership of TIMET and (x) TIMET's 18% ownership of CompX.

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

Chemicals                                    Kronos is a leading global producer
 Kronos Worldwide, Inc.                      and    marketer   of    value-added
                                             titanium dioxide pigments ("TiO2"),
                                             which   are  used   for   imparting
                                             whiteness,  brightness  and opacity
                                             to  a  diverse  range  of  customer
                                             applications  and end-use  markets,
                                             including coatings, plastics, paper
                                             and other  industrial  and consumer
                                             "quality-of-life"  products. Kronos
                                             has production facilities in Europe
                                             and  North  America.  Sales of TiO2
                                             represent   about  90%  of  Kronos'
                                             total sales in 2005,  with sales of
                                             other     products     that     are
                                             complementary   to   Kronos'   TiO2
                                             business comprising the remainder.

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

Titanium Metals                              Titanium     Metals     Corporation
 Titanium Metals Corporation                 ("TIMET")   is  a  leading   global
                                             producer of titanium sponge, melted
                                             products  (ingot and slab) and mill
                                             products   for    commercial    and
                                             military aerospace,  industrial and
                                             other   markets,    including   new
                                             applications  for  titanium  in the
                                             automotive   and   other   emerging
                                             markets. TIMET is the only producer
                                             with  major   titanium   production
                                             facilities  in both  the  U.S.  and
                                             Europe,   the   world's   principal
                                             markets for titanium consumption.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 1A - "Risk Factors," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

     o    Future supply and demand for the Company's products,
     o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the commercial aerospace industry),
     o The cyclicality of certain of the Company's businesses (such as Kronos' TiO2 operations and TIMET's titanium metals operations),
     o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
     o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
     o    Changes in raw  material  and other  operating  costs  (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things,
          TiO2),
     o    Competitive products and substitute products,
     o Possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o    The introduction of trade barriers,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
     o Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The timing and amounts of insurance recoveries,
     o    The ability of the Company to renew or refinance credit facilities,
     o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria (such as Kronos' ability to utilize its German net operating loss carryforwards),
     o Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to former operation of the Company),
     o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
     o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL and Tremont), and
     o    Possible future litigation.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

CHEMICALS - KRONOS WORLDWIDE, INC.

     General. Kronos is a leading global producer and marketer of value-added TiO2, inorganic chemical products used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, fibers, food, ceramics and cosmetics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world. TiO2, the largest commercially used whitening pigment by volume, derives its value from its whitening properties and opacifying ability (commonly referred to as hiding power). As a result of TiO2's high refractive index rating, it can provide more hiding power than any other commercially produced white pigment. In addition, TiO2 demonstrates excellent resistance to chemical attack, good thermal stability and resistance to ultraviolet degradation. TiO2 is supplied to customers in either a powder or slurry form.

     Approximately one-half of Kronos' 2005 TiO2 sales volumes were to Europe, with about 38% to North America and the balance to export markets. Kronos believes it is the second-largest producer of TiO2 in Europe, with an estimated 20% share of European TiO2 sales volumes in 2005. Kronos has an estimated 15% share of North American TiO2 sales volumes.

     Per capita consumption of Ti02 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant markets for TiO2 consumption could emerge in Eastern Europe, the Far East or China, as the economies in these regions continue to develop to the point that quality-of-life products, including TiO2, experience greater demand.

     Products and operations. TiO2 is produced in two crystalline forms: rutile and anatase. Both the chloride and sulfate production processes (discussed below) produce rutile TiO2. Chloride process rutile is preferred for the majority of customer applications. From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile TiO2. Although many end-use applications can use either form of TiO2, chloride process rutile TiO2 is the preferred form for use in coatings and plastics, the two largest end-use markets. Anatase TiO2, which is produced only through the sulfate production process, represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics.

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

     Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers in over 100 countries with the majority of sales in Europe and North America. TiO2 is distributed by rail and truck in either dry or slurry form. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

     Sales of TiO2 represented about 90% of Kronos' total sales in 2005. Sales of other products, complementary to Kronos' TiO2 business, are comprised of the following:

     o    Kronos  owns  an  ilmenite  mine  in  Norway  operated  pursuant  to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of Kronos' European sulfate-process plants. The mine has estimated reserves that are expected to last at least 50 years. Ilmenite sales to third-parties represented approximately 5% of chemicals sales in 2005.
     o    Kronos  manufactures  and  sells  iron-based   chemicals,   which  are
          by-products and processed by-products of the TiO2 pigment production process. These co-product chemicals are marketed through Kronos' Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products. Sales of iron based products were about 4% of chemical sales in 2005.
     o Kronos manufactures and sells certain titanium chemical products (titanium oxychloride and titanyl sulfate), which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments. Sales of these products were about 1% of chemical sales in 2005.

     Manufacturing process, properties and raw materials. Kronos manufactures TiO2 using both the chloride process and the sulfate process. Approximately 73% of Kronos' current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile Ti02. The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield and production of less waste and lower energy requirements and labor costs. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology can produce either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is "finished" into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments, and, in 2005, industry-wide chloride-process production facilities represented approximately 64% of industry capacity.

     During 2005, Kronos operated four TiO2 facilities in Europe (one in each of Leverkusen, Germany, Nordenham, Germany, Langerbrugge, Belgium and Fredrikstad, Norway). In North America, Kronos operates a Ti02 facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, has a one-half interest in a Ti02 plant in Lake Charles, Louisiana. TiO2 is produced using the chloride process at the Leverkusen, Langerbrugge, Varennes and Lake Charles facilities and is produced using the sulfate process in Nordenham, Leverkusen, Fredrikstad and Varennes. Kronos owns an ilmenite mine in Norway operated pursuant to a governmental concession with an unlimited term, and Kronos also owns a Ti02 slurry facility in Louisiana and leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe. Kronos' co-products are produced at its Norwegian, Belgian and German facilities, and its titanium chemicals are produced at its Belgian and Canadian facilities.

     All of Kronos' principal production facilities are owned, except for the land under the Leverkusen and Fredrikstad facilities. The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. Kronos leases the land under its Leverkusen Ti02 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, which is owned by Kronos and which represents about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for such land lease associated with the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

     Kronos believes the transportation access to its facilities, which are generally maintained by the applicable local government, are adequate for Kronos' purposes.

     Kronos produced a new company record 492,000 metric tons of TiO2 in 2005, compared to the prior records of 484,000 metric tons in 2004 and 476,000 metric tons in 2003. Such production amounts include Kronos' one-half interest in the joint-venture owned Louisiana plant discussed below. Kronos' average production capacity utilization rates in all three years were near full capacity. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some slight additional capacity available in 2007 through its continued debottlenecking efforts.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited, but increasing, number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchased approximately 430,000 metric tons of chloride feedstock in 2005, of which the vast majority was slag. Kronos purchased chloride process grade slag in 2005 from a subsidiary of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited of South Africa under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia) under a long-term supply contract that expires at the end of 2009. Kronos does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride process feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock, derived primarily from rock and beach sand ilmenite, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos owns and operates a rock ilmenite mine in Norway which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2005. Kronos produced approximately 816,000 metric tons of ilmenite in 2005, of which approximately 317,000 metric tons were used internally by Kronos, with the remainder sold to third parties. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag (approximately 29,000 metric tons in 2005), primarily from Q.I.T. Fer et Titane Inc. of Canada, a subsidiary of Rio Tinto plc UK, under a long-term supply contract that expires at the end of 2009. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' sulfate process feedstock requirements over the next several years.

     Kronos' raw material contracts contain fixed quantities that Kronos is required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased. The quantities under these contracts do not require Kronos to purchase feedstock in excess of amounts that Kronos would reasonably consume in any given year. The pricing under these agreements is generally negotiated annually.

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

     The following table summarizes our raw materials procured or mined in 2005.

                                                                                     Quantities of Raw Materials
                      Production Process/Raw Material                                     Procured or Mined
                      -------------------------------                                ---------------------------
                                                                                    (In thousands of metric tons)

            Chloride process plants -
              purchased slag or natural rutile ore                                               433

            Sulfate process plants:
              Raw ilmenite ore mined internally                                                  317
              Purchased slag                                                                      29

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman Holdings LLC each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Huntsman pursuant to separate offtake agreements.

     A supervisory committee composed of four members, two of whom are appointed by each of Kronos and Huntsman, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each of Kronos and Huntsman, manage the operations of the joint venture acting under the direction of the supervisory committee.

     Kronos is required to purchase one-half of the Ti02 produced by the joint venture. Because Kronos does not control the joint venture, the joint venture is not consolidated in Kronos' financial statements. Kronos accounts for its interest in the joint venture by the equity method. The manufacturing joint venture operates on a break-even basis, and accordingly Kronos does not report any equity in earnings of the joint venture. With the exception of raw material costs and packaging costs for the pigment grades produced, Kronos and Huntsman share all costs and capital expenditures of the joint venture equally. Kronos' share of the net costs of the joint venture is reported as cost of sales as the related TiO2 acquired from the joint venture is sold. See Note 7 to the Consolidated Financial Statements.

     Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. Kronos believes that it is the leading seller of TiO2 in several countries, including Germany, with an estimated 12% share of worldwide Ti02 sales volumes in 2005. Overall, Kronos is the world's fifth-largest producer of Ti02.

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"), Millennium Chemicals, Inc., Huntsman, Tronox Incorporated, and Ishihara Sangyo Kaisha, Ltd. These five largest competitors have estimated individual shares of TiO2 production capacity ranging from 4% to 24%, and an estimated aggregate 70% share of worldwide TiO2 production volumes. DuPont has about one-half of total North American TiO2 production capacity and is Kronos' principal North American competitor.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in Kronos' experience). Kronos is not aware of any greenfield plant under construction in the United States, Europe or any other part of the world. However, a competitor has announced its intention to build a greenfield facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2010, at the earliest. During 2004, certain competitors either idled or shut down facilities. However, Kronos does expect that industry capacity will increase as Kronos and its competitors continue to debottleneck their existing facilities. Based on the factors described above, Kronos expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to Kronos' expectations. If actual developments differ from Kronos' expectations, Kronos' and the TiO2 industry's performances could be unfavorably affected.

     Research and development. Kronos' expenditures for research and development, process technology and quality assurance activities were approximately $7 million in 2003, $8 million in 2004 and $9 million in 2005.
Research and development activities are conducted principally at Kronos' Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

     Kronos continually seeks to improve the quality of its grades, and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Since 1999, 13 new grades have been added for plastics, coatings, fiber and paper laminate applications.

     Patents and trademarks. Patents held for products and production processes are important to Kronos and its continuing business activities. Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. Kronos' existing patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from one to 20 years. Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos is engaged in disputes relating to the protection and use of intellectual property relating to its products.

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

     Customer base and annual seasonality. Kronos believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' ten largest customers accounted for approximately 26% of its sales during 2005. Neither Kronos' business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2005, Kronos employed approximately 2,415 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 420 employees in Canada and 1,945 employees in Europe.

     Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. In Europe, Kronos' union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. In Canada, Kronos' union employees are covered by a collective bargaining agreement that expires in June 2007. Kronos believes its labor relations are good.

     Regulatory and environmental matters. Kronos' operations are governed by various environmental laws and regulations. Certain of Kronos' operations are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos' policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect Kronos' production, handling, use, storage, transportation, sale or disposal of such substances as well as Kronos' consolidated financial position, results of operations or liquidity.

     Kronos' U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act,, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. Kronos believes that the Louisiana Ti02 plant owned by the joint venture and a Louisiana Ti02 slurry facility owned by Kronos are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Kronos has no other U.S. plants.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union ("EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member of the EU, generally patterns its environmental regulations after the EU. Kronos believes it has obtained all required permits and is in substantial compliance with applicable EU requirements.

     At Kronos' sulfate plant facilities in Germany, Kronos recycles weak sulfuric acid either through contracts with third parties or using its own facilities. At Kronos' Norwegian plant, Kronos ships its spent acid to a third party location where it is treated and disposed. Kronos' Canadian sulfate plant neutralizes its spent acid and sells its gypsum byproduct to a local wallboard manufacturer. Kronos has a contract with a third party to treat certain sulfate-process effluents at its German sulfate process plants. With regard to the German plants, either party may terminate the contract after giving three or four years advance notice, depending on the contract.

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

     Kronos'  capital   expenditures   related  to  its  ongoing   environmental
compliance, protection and improvement programs in 2005 were approximately $4 million, and are currently expected to approximate $6 million in 2006.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     General. CompX is a leading manufacturer of precision ball bearing slides, security products (cabinet locks and other locking mechanisms) and ergonomic computer support systems used in office furniture, computer-related applications and a variety of other industries. CompX's products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of precision ball bearing slides, security products and ergonomic computer support systems. In 2005, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 42%, 43% and 15%,respectively, of sales related to its continuing operations.

     In January 2005, CompX completed the disposition of all of the net assets of its Thomas Regout operations conducted in the Netherlands. Thomas Regout's results of operations are classified as discontinued operations in the Company's Consolidated Financial Statements. In August 2005, CompX completed the acquisition of a components products business for aggregate cash consideration of $7.3 million, net of cash acquired. See Notes 3 and 22 to the Consolidated Financial Statements.

     Products, product design and development. Precision ball bearing slides manufactured to stringent industry standards are used in such applications as office furniture, computer-related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, refrigerators and other applications. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement, and the and the Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers.

     Security products are used in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox, medical and other industries. Some of these products may include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and its patented high security TuBar locking system. CompX believes that it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), CPU storage devices which minimize adverse effects of dust and moisture and a number of complimentary accessories, including ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms. These products include CompX's Leverlock keyboard arm, which is designed to make the adjustment of an ergonomic keyboard arm easier. In addition, CompX offers its engineering and design capabilities for the design and manufacture of products on a proprietary basis for key customers.

     CompX's precision ball bearing slides are sold under the CompX Precision Slides, CompX Waterloo, Waterloo Furniture Components, CompX DurISLide and CompX Dynaslide brand names. Security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, STOCK LOCKS, KeSet and TuBar brand names. Ergonomic products are sold under the CompX ErgonomX brand name. CompX believes that its brand names are well recognized in the industry.

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

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2005, the ten largest customers accounted for about 43% of component products sales (2004 - 43%; 2003 - 44%). In 2004 and 2005, one customer accounted for 11% and
10%, respectively, of CompX's sales. No single customer accounted for more than 10% of CompX's sales in 2003.

     Manufacturing and operations. At December 31, 2005, CompX operated six manufacturing facilities in North America related to its continuing operations (two in Illinois and one in each of South Carolina, Michigan, Wisconsin and Canada) and two facilities in Taiwan. Precision ball bearing slides are manufactured in the facilities located in Canada, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. Ergonomic products are manufactured in the facility located in Canada. Other component products are manufactured at the Wisconsin facility acquired in 2005. All of such facilities are owned by CompX except for one of the facilities in Taiwan, which is leased. CompX also leases a distribution center in California. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

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

     CompX occasionally enters into raw material purchase arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins can be affected by such raw material cost pressures.

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

     CompX competes in the precision ball bearing slide market primarily on the basis of product quality and price with two large manufacturers and a number of smaller domestic and foreign manufacturers. CompX competes in the security products market with a variety of relatively small domestic and foreign competitors. CompX competes in the ergonomic computer support system market primarily on the basis of product quality, features and price with one major producer and a number of smaller domestic manufacturers, and primarily on the basis of price with a number of foreign manufacturers. Although CompX believes that it has been able to compete successfully in its markets to date, price competition from foreign-sourced products continues to intensify and there can be no assurance that CompX will be able to continue to successfully compete in all of its existing markets in the future.

     Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. CompX's patents generally have a term of 20 years, and have remaining terms ranging from less than 3 years to 18 years at December 31, 2005. CompX's major trademarks and brand names, including CompX, CompX Precision Slides, CompX Security Products, CompX Waterloo, CompX ErgonomX, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited, CompX DurISLide, and CompX Dynaslide, are protected by registration in the United States and elsewhere with respect to the products CompX manufactures and sells. CompX believes such trademarks are well recognized in the component products industry.

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

     Employees. As of December 31, 2005, CompX employed approximately 1,230 persons, including 750 in the United States, 330 in Canada and 150 in Taiwan. Approximately 70% of CompX's employees in Canada are represented by a labor union covered by a collective bargaining agreement which provides for annual wage increases from 1% to 2.5% over the term of the contract. A new collective bargaining agreement was ratified in December 2005 that expires in January 2009. Wage increases for these Canadian employees historically have also been in line with overall inflation indices. CompX believes that its labor relations are satisfactory.

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

     Facility, operations, services and customers. Waste Control Specialists has been issued permits by the Texas Commission on Environmental Quality ("TCEQ"), formerly the Texas Natural Resource Conservation Commission, and the U.S. Environmental Protection Agency ("EPA") to accept hazardous and toxic wastes governed by RCRA and TSCA. The ten-year RCRA and TSCA permits, which initially expired in November 2004, were administratively extended while the agencies complete their review for renewal. The final renewal will be for a new ten-year period and are subject to additional renewals by the agencies assuming Waste Control Specialists remains in compliance with the provisions of the permits.

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

     The facility is located on a 1,338-acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 5.4 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Waste Control Specialists owns approximately 13,500 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained. The 1,338-acre site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered highly remote. In addition, based in part on extensive drilling by the oil and gas industry in the area and its own test wells, Waste Control Specialists does not believe there are any underground aquifers or other usable sources of water below the site.

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

     Waste Control Specialists' target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate hazardous, mixed low-level radioactive and other wastes. Waste Control Specialists employs its own salespeople to market its services to potential customers.

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

     Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA- and TSCA-related wastes. Principal competitors are Energy Solutions, LLC, American Ecology Corporation and Perma-Fix Environmental Services, Inc. These competitors are well established and have significantly greater resources than Waste Control Specialists, which could be important competitive factors. However, Waste Control Specialists believes it may have certain competitive advantages, including its environmentally-desirable location, broad level of local community support, a rail transportation network leading to the facility and capability for future site expansion.

     Employees. At December 31, 2005, Waste Control Specialists employed approximately 120 persons.

     Regulatory and environmental matters. While the waste management industry has benefited from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies and the exercise of broad discretion by regulators are by their nature subject to change. It is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations or liquidity, especially because Waste Control Specialists owns and operates only one disposal site. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of the facility or operating restrictions. Waste Control Specialists' RCRA and TSCA permits and its license from the TDSHS, as amended, are expected to expire in 2015, and such permits and licenses can be renewed subject to compliance with the requirements of the application process and approval by the TCEQ or TDSHS, as applicable.

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

     In June 2004, Waste Control Specialists applied to the TDSHS for a license to dispose of byproduct 11.e(2) waste material. Waste Control Specialists can currently treat and store byproduct material, but may not dispose of it. The length of time that TDSHS will take to review and act upon the license application is uncertain, but Waste Control Specialists currently expects the TDSHS will issue a final decision on the license application sometime during 2006. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

     Because of the high degree of public awareness of environmental issues, companies in the waste management business may be, in the normal course of their business, subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines or revoke, deny renewal of, or modify any applicable operating permits or licenses. In addition, private parties and special interest groups could bring actions against Waste Control Specialists alleging, among other things, a violation of operating permits.

TITANIUM METALS - TITANIUM METALS CORPORATION

     General. TIMET is a leading global producer of titanium sponge, melted products (ingot and slab) and mill products. TIMET is the only producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium consumption. TIMET estimates that in 2005 it accounted for approximately 18% of worldwide industry shipments of titanium mill products and approximately 8% of worldwide titanium sponge production. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, automotive, geothermal facilities and architectural applications.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment. TIMET is currently the only major producer of titanium sponge, a key raw material, in the United States.

     Industry conditions. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners). The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET.

     The following table illustrates TIMET's estimates of titanium industry mill product shipments during 2004 and 2005:

                                                                 Year ended December 31,
                                                                --------------------------
                                                                2004                  2005             % change
                                                                ----                  ----             --------
                                                                      (metric tons)
Mill product shipments to:
  Commercial aerospace sector                                    20,900              24,000              +15%
  Military sector                                                 4,700               6,200              +32%
  Industrial sector                                              32,300              35,600              +10%
  Emerging markets sector                                         2,300               2,700              +17%
                                                                -------             -------

Aggregate mill product shipments
 to all sectors                                                  60,200              68,500              +14%
                                                                =======             =======

     TIMET's business is more dependent on commercial aerospace demand than is the overall titanium industry, as approximately 59% of TIMET's mill product shipment volume in 2005 was to the commercial aerospace sector, whereas, as indicated by the above table, approximately 35% of the overall titanium industry's shipment volume in 2005 was to the commercial aerospace sector.

     The cyclical nature of the commercial aerospace industry has been the principal driver of the historical fluctuations in the performance of most titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991, 1999 and 2003. Prior to 2004, demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,700 metric tons. However, since 1997, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector. TIMET estimates that industry shipments approximated 60,200 metric tons in 2004 and 68,500 metric tons in 2005. TIMET currently expects total industry mill product shipments will increase by only 5% to 10% in 2006 as compared to 2005, due to tightness of raw material supply.

     The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2005 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 650 (including 152 wide bodies) in 2005. The following table summarizes The Airline Monitor's most recently issued forecast (January 2006) for large commercial aircraft deliveries over the next five years:

                                                                                   % increase (decrease)
                                           Forecasted deliveries                     over previous year
                                         -----------------------------             ---------------------
                  Year                   Total             Wide bodies          Total            Wide bodies
                  ----                   -----             -----------          -----            -----------

                 2006                     840                 193                29%                 27%
                 2007                     920                 217                 9%                 12%
                 2008                     985                 259                 7%                 19%
                 2009                   1,030                 294                 5%                 13%
                 2010                   1,030                 314                 -                   7%

     The latest forecast from The Airline Monitor reflects a significant increase from earlier forecasts, in large part due to record levels of new orders placed for Boeing and Airbus models during 2005. Total order bookings for Boeing and Airbus in 2005 aggregated 2,109 planes. Expectations are that new orders in 2006 will be significantly lower than 2005. However, the strong bookings in 2005 have increased the order backlog for both Boeing and Airbus in support of this increased forecast.

     Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to TIMET's cycle, which historically precedes the cycle of the aircraft industry and related deliveries. Although persistently high oil prices have had an adverse impact on the commercial airline industry, global commercial airline traffic increased in 2005 compared to 2004. TIMET estimates that industry mill product shipments into the commercial aerospace sector will increase 15% to 20% as compared to 2005.

     Wide body planes tend to use a higher percentage of titanium in their airframes, engines and parts than narrow body planes. Newer models of planes tend to use a higher percentage of titanium than older models. Newer wide body models such as the Airbus A380 superjumbo jet and the Boeing 787 Dreamliner are expected to use an even greater quantity of titanium than previous wide body models.

     Titanium shipments into the military sector are largely driven by government defense spending in North America and Europe. Military aerospace programs were the first to utilize titanium's unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War. In recent years, titanium has become an accepted use in ground combat vehicles as well as in Naval applications. The importance of military markets to the titanium industry is expected to continue to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts.

     Several of today's active U.S. military programs, including the C-17, F/A-18, F-16 and F-15 are expected to continue in production through the end of the current decade. However, a recent Quadrennial Defense Review (QDR) recommends that the U.S. Air Force stop procurement of the C-17 with the 180 planes it now has on order, but this recommendation still must go through the federal budget process. Without further orders, the C-17 production line will close in 2008.

     In addition to these established U.S. programs, new U.S. programs offer growth opportunities for increased titanium consumption. The F/A-22 Raptor was given full-rate production approval in April 2005. According to The Teal Group, a leading independent aerospace publication, the U.S. Air Force would like to purchase 381 aircraft, but the Department of Defense is now planning for only
179. However, additional F/A-22 Raptors may be manufactured for sale to foreign nations.

     In October 2001, Lockheed-Martin Corporation was awarded the contract for construction of the F-35 Joint Strike Fighter ("JSF"). The JSF is expected to enter low-rate initial production in late 2006, with delivery of the first production aircraft in 2009. Although no specific delivery patterns have been established, procurement is expected to extend over the next 30 to 40 years and to include as many as 3,000 to 4,000 planes, including sales to foreign nations. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the end of the decade.

     Utilization of titanium on military ground combat vehicles for armor applique and integrated armor or structural components continues to gain acceptance within the military market segment. Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight. In order to counteract increased threat levels, titanium is being utilized on vehicle upgrade programs in addition to new builds. Based on active programs, as well as programs currently under evaluation, TIMET believes there will be additional usage of titanium on ground combat vehicles that will provide continued growth in the military market sector. In armor and armament, TIMET sells plate and sheet products for fabrication into applique plate for protection application of the entire ground combat vehicle as well as the primary vehicle structure.

     Since titanium's initial applications, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment. Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment. In November 2005, TIMET entered into a joint venture with XI'AN BAOTIMET VALINOX TUBES CO. LTD. to produce welded titanium tubing in the Peoples Republic of China. BAOTIMET's production facilities will be located in, China, and production is expected to begin in early 2007.

     Titanium continues to gain acceptance in many emerging market applications, including automotive, energy (including oil and gas) and architecture. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of weight, performance, longevity, design alternatives, life cycle value and other factors. TIMET continues to explore opportunities in these emerging market applications through marketing initiatives, research and development and proprietary alloys designed to provide more cost effective alternatives for these markets.

     Although TIMET estimates that emerging market demand presently represents only about 4% of the 2005 total industry demand for titanium mill products, TIMET believes emerging market demand, in the aggregate, could grow at double-digit rates over the next several years. TIMET continues to actively pursue these markets and was able to grow its mill product shipments into emerging markets by more than 50% during 2005 as compared to 2004. Beginning in 2005, TIMET no longer includes armor and armament related sales as part of its emerging markets sector, as titanium usage has become widely accepted for such applications.

     The automotive market continues to be an attractive emerging market due to its potential for sustainable long-term growth. TIMET Automotive is focused on developing and marketing proprietary alloys and processes specifically suited for automotive applications. Titanium is now used in several consumer car applications as well as in numerous motorcycles. At the present time, titanium is primarily used for exhaust systems, suspension springs, engine valves, connecting rods and turbocharger compressor wheels in consumer and commercial vehicles. In exhaust systems, titanium provides for significant weight savings, while its corrosion resistance provides life-of-vehicle durability. In suspension spring applications, titanium's low modulus of elasticity allows the spring's height to be reduced by 20% to 40% compared to a steel spring, which, when combined with the titanium's low density, permits 30% to 60% weight savings over steel spring suspension systems. Titanium engine components provide mass-reduction benefits that directly improve vehicle performance and fuel economy. The application of titanium to turbocharger compressor wheels is part of a solution to meet U.S. and European Union government-regulated diesel engine emissions requirements. TIMET proprietary alloys provide cost effective optimized performance for the various target applications. The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, TIMET believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits titanium offers.

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

     Products and operations. TIMET is a vertically integrated titanium manufacturer whose products include (i) titanium sponge, the basic form of titanium metal used in titanium products, (ii) melted products (ingot, electrodes and slab), the result of melting sponge and titanium scrap, either alone or with various other alloys, (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe and (iv) fabrications (spools, pipefittings, manifolds, vessels, etc.) that are cut, formed, welded and assembled from titanium mill products.

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

     Titanium ingot is a cylindrical solid shape that, in TIMET's case, weighs up to 8 metric tons. Titanium slab is a rectangular solid shape that, in TIMET's case, weighs up to 16 metric tons. Each ingot or slab is formed by melting titanium sponge, scrap or both, usually with various other alloys such as vanadium, aluminum, molybdenum, tin and zirconium. The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingot, electrodes and slab as the starting material for further processing into mill products. However, it also sells ingot and slab to third parties. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components.

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

     Distribution. TIMET sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. TIMET's distribution system also includes eight TIMET-owned service centers (five in the U.S. and three in Europe), which sell TIMET's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products including bar, sheet, plate, tubing and strip. TIMET believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloys. During 2005, TIMET's raw material usage requirements in the production of its melted and mill products were provided by internally produced sponge (29%), purchased sponge (25%), titanium scrap (40%) and other alloys (6%).

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

     During 2005, TIMET was the only major U.S. producer of titanium sponge and one of only six major worldwide producers (the others are located in Russia, Kazakhstan, the Ukraine and two in Japan). Additionally, there are two smaller sponge producers located in China. However, TIMET cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. Presently, TIMET and certain companies in Japan are the only producers of premium quality sponge that currently have complete approval for all significant demanding aerospace applications. Over the past few years, sponge producers in Russia and Kazakhstan have progressed in their efforts to obtain approval for the use of their sponge into all aerospace applications. This qualification process is likely to continue for several more years. Historically, TIMET has purchased sponge predominantly from producers in Kazakhstan and Japan. In 2002, TIMET entered into a sponge supply agreement, effective through 2007, which requires minimum annual purchases by TIMET. TIMET has no other long-term sponge supply agreements. Since 2000, TIMET has also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile; however, the DLA stockpile became fully depleted during 2005. TIMET expects to continue to purchase sponge from a variety of sources during 2006.

     TIMET utilizes titanium scrap at its melting locations that is either generated internally, purchased from certain of its customers under various buyback arrangements or purchased externally on the open market. Such scrap consists of alloyed and commercially pure solids and turnings. Internally produced scrap is generated in TIMET's factories during both melting and mill product processing. Scrap obtained through customer buyback arrangements provides a "closed loop" arrangement resulting in greater supply and cost stability. Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers. TIMET anticipates that 30% to 35% of the scrap it will utilize during 2006 will be purchased from external suppliers, as compared to 35% to 40% for 2005, due to TIMET's successful efforts to increase its closed loop arrangements. TIMET also occasionally sells scrap, usually in a form or grade it cannot economically recycle.

     Market forces can significantly impact the supply or cost of externally produced scrap. The amount of scrap generated in the supply chain varies during the titanium business cycles. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in available supply and market prices for scrap. Increasing or decreasing cycles tend to cause significant changes in both the supply and market price of scrap. Early in the titanium cycle, when the demand for titanium melted and mill products begins to increase, TIMET's requirements (and those of other titanium manufacturers) precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, resulting in greater availability or supply and placing downward pressure on the market price of scrap. As a net purchaser of scrap, TIMET is susceptible to price increases during periods of increasing demand. This phenomenon normally results in higher selling prices for melted and mill products, which tends to offset the increased material costs.

     All of TIMET's major competitors utilize scrap as a raw material in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels. Recent strong demand for these steel products, especially from China, has produced a significant increase in demand for titanium scrap at a time when titanium scrap generation rates are at low levels, partly due to lower commercial aircraft build rates over the past few years. These events created a significantly tightened supply of titanium scrap during 2004 and 2005, and TIMET expects this trend to continue during 2006. For TIMET, this will translate to lower availability and higher cost for externally purchased scrap in the near-term.

     In 2005, TIMET was somewhat limited in its ability to raise prices for the portion of its business that is subject to long-term pricing agreements. TIMET's ability to offset these increased material costs with higher selling prices should improve in 2006, as many of TIMET's long-term agreements have either expired or have been renegotiated for 2006 with price adjustments that take into account raw material cost fluctuations. Additionally, the expected increase in commercial aircraft build rates over the next several years, as previously discussed, could have the effect of lessening the shortage of titanium scrap. Further, several titanium producers, including TIMET, have recently announced plans to expand their respective sponge producing capabilities. Although these expansions should help reduce the current imbalance of global supply and demand for raw materials, TIMET does not believe the raw material shortage will be fully relieved at any time in the near future and therefore expects relatively high prices for raw materials to continue for at least the near term.

     Various alloys used in the production of titanium products are also available from a number of suppliers. However, the recent high level of global demand for steel products has also resulted in a significant increase in the costs for several alloys, such as vanadium and molybdenum. The cost of these alloys during 2005 was significantly higher than at any point during the past 10 years. Vanadium and molybdenum costs peaked in the spring of 2005 and finished the year well below those levels. Although availability is not expected to be a concern and TIMET has negotiated certain price and cost protection with suppliers and customers, there is no assurance that such alloy costs will not continue to fluctuate significantly in the near future.

     Properties. TIMET currently has manufacturing facilities in the United States in Nevada, Ohio, Pennsylvania and California, and also has two facilities in the United Kingdom and one facility in France. TIMET's sponge is produced at the Nevada facility while ingot, slab and mill products are produced at all of the facilities. The facilities in Nevada, Ohio and Pennsylvania, and one of the facilities in the United Kingdom, are owned, and all of the remainder are leased.

     In addition to its U.S. sponge capacity discussed below, TIMET's worldwide melting capacity presently aggregates approximately 44,650 metric tons (estimated 22% of world capacity), and its mill product capacity aggregates approximately 22,600 metric tons (estimated 18% of world capacity). Of TIMET's worldwide melting capacity, 35% is represented by electron beam cold hearth melting furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting furnace.

     TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. Overall in 2005, the plants operated at approximately 80% of practical capacity, as compared to 73% in 2004 and 56% in 2003. In 2006, TIMET's plants are expected to operate at approximately 88% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     TIMET's VDP sponge facility is expected to operate at its full annual practical capacity of 8,600 metric tons during 2006, which is comparable with 2005. VDP sponge is used principally as a raw material for TIMET's melting facilities in the U.S. and Europe. The raw materials processing facility in Morgantown, Pennsylvania primarily processes scrap used as melting feedstock, either in combination with sponge or separately. In May 2005, TIMET announced plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over current Nevada sponge production capacity levels. TIMET currently estimates the capital cost for the project will approximate $38 million.

     TIMET's U.S. melting facilities in Nevada, Pennsylvania and California produce ingot and slab, which are either used as feedstock for TIMET's mill products operations or sold to third parties. These melting facilities are expected to operate at approximately 82%, 92% and 55%, respectively, of aggregate annual practical capacity in 2006, compared to 70%, 91% and 59%, respectively, in 2005.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Ohio, which receives ingot or slab principally from TIMET's U.S. melting facilities. TIMET's U.S. forging and rolling facility is expected to operate at approximately 82% of annual practical capacity in 2006, up from 68% in 2005. Capacity utilization will vary depending on mix across TIMET's individual mill product lines.

     One of TIMET's facilities in the United Kingdom produces VAR ingot used primarily as feedstock at the same facility. The forging operations process the ingot into billet product for sale to third parties or into an intermediate product for further processing into bar or plate at its other facility in the United Kingdom. TIMET's United Kingdom melting and mill products production in 2006 is expected to operate at approximately 91% and 85%, respectively, of annual practical capacity, compared to 73% and 69%, respectively, in 2005.

     The capacity of TIMET's facility in France is to a certain extent dependent upon the level of activity in the other owner of such business, which may from time to time provide TIMET with capacity in excess of that which the other owner is contractually required to provide. During 2005, TIMET utilized 119% of the maximum annual capacity the other owner was contractually required to provide in 2005, and TIMET expects this amount to approximate 102% for 2006.

     Customer agreements. TIMET has long-term agreements with certain major aerospace customers, including, among others, The Boeing Company, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation ("UTC," Pratt & Whitney and related companies), Societe Nationale d<180>Etude et de Construction de Moteurs d'Aviation ("Snecma"), Wyman-Gordon Company, a unit of Precision Castparts Corporation ("PCC") and VALTIMET SAS. These agreements expire at various times from 2007 through 2012, are subject to certain conditions, and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments, (ii) formula-determined prices (although some contain elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations. Generally, the agreements require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. Certain provisions of these agreements have been amended in the past and may be amended in the future to meet changing business conditions. During 2005, 49% of TIMET's sales were to customers under long-term agreements.

     In certain events of nonperformance by TIMET or the customer, the agreements may be terminated early. Although it is possible that some portion of the business would continue on a non-agreement basis, the termination of one or more of the agreements could result in a material effect on TIMET's business, results of operations, financial position or liquidity. The agreements were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles.

     During 2003, TIMET and Wyman-Gordon agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. TIMET paid Wyman-Gordon a total of $6.8 million, which included the termination of certain favorable purchase terms. Concurrently, TIMET entered into new long-term purchase and sale agreements with Wyman-Gordon that expires in 2008.

     Prior to July 1, 2005, under the terms of the previous agreement between TIMET and Boeing, in 2002 through 2007, Boeing would have been required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors under the Boeing agreement during the preceding year. Effectively, TIMET collected $3.80 less from Boeing than the agreement selling price for each pound of titanium product sold directly to Boeing and reduced the related customer advance recorded by TIMET. For titanium products sold to Boeing subcontractors, TIMET collected the full agreement selling price, but gave Boeing credit by reducing the next year's annual advance by $3.80 per pound. The Boeing customer advance was also reduced as TIMET recognized income under the take-or-pay provisions of the agreement. Under a separate agreement, TIMET must establish and hold buffer inventory for Boeing at TIMET's facilities, for which Boeing will be invoiced by TIMET at long-term agreement pricing when such material is processed into a mill product by TIMET.

     Effective July 1, 2005, TIMET entered into a new agreement with Boeing. The new agreement expires on December 31, 2010 and provides for, among other things,
(i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the existing buffer inventory program currently in place for Boeing and (iii) certain improved product pricing, including certain adjustments for raw material cost fluctuations. Beginning in 2006, the new agreement also replaces the take-or-pay provisions of the previous agreement with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year.

     TIMET's agreement with VALTIMET, a manufacturer of welded stainless steel and titanium tubing that is principally sold into the industrial markets, was entered into in 1997 and expires in 2007. VALTIMET is a 44%-owned affiliate of TIMET. Under the agreement, TIMET has agreed to provide a certain percentage of VALTIMET's titanium requirements at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions.

     Markets and customer base. During 2005, approximately 56% of TIMET's sales were to customers located in North America, with 36% in Europe. Substantially all of TIMET's sales and operating income are derived from operations based in the U.S., the U.K., France and Italy. TIMET generates more than half of its sales revenue from sales to the commercial aerospace industry (57% in 2005). TIMET has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce, UTC, Snecma and Wyman-Gordon. During 2005, approximately 49% of TIMET's total sales were attributable to such long-term agreements. TIMET's ten largest customers accounted for 45% of its sales in 2005 (2004 - 48%; 2003- 44%), including Rolls-Royce and suppliers under the Rolls-Royce long-term agreement (12% of TIMET's sales in 2005). Such concentration of customers may impact TIMET's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions.

     The primary market for titanium products in the commercial aerospace sector consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Snecma. TIMET's sales are made both directly to these major manufacturers to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET's business, results of operating and liquidity.

     The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon. The following table shows the estimated firm order backlogs for Boeing and Airbus, as reported by The Airline Monitor in January 2006:

                                                                                   At December 31,
                                                                       ------------------------------------------
                                                                       2003              2004                2005
                                                                       ----              ----                ----

Firm order backlog - all planes:
  Airbus                                                                1,454             1,500            2,177
  Boeing                                                                1,101             1,089            1,783
                                                                        -----             -----            -----

                                                                        2,555             2,589            3,960
                                                                        =====             =====            =====

Firm order backlog - wide body planes:
  Airbus                                                                  471               466              500
  Boeing                                                                  230               287              671
                                                                        -----             -----            -----

                                                                          701               753            1,171
                                                                        =====             =====            =====

Wide body planes as % of total firm
 order backlog                                                             27%               29%              30%
                                                                        =====             =====            =====

     Wide body planes (e.g.,  Boeing 747, 777 and 787 and Airbus A330,  A340 and
A380) tend to use a higher percentage of titanium in their airframes, engines and parts than narrow body planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320). Newer models of planes tend to use a higher percentage of titanium than older models. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. For example, TIMET estimates that approximately 59 metric tons, 45 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines. TIMET estimates that approximately 25 metric tons, 18 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

     At December 31, 2005, a total of 159 firm orders had been placed for the Airbus A380, a program officially launched in 2000 with anticipated first deliveries in 2006. Current estimates are that approximately 76 metric tons of titanium (50 metric tons for the airframe and 26 metric tons for the engines) will be purchased for each A380 manufactured. Additionally, at year-end 2005, a total of 291 firm orders have been placed for the Boeing 787, a program officially launched in April 2004 with anticipated first deliveries in 2008. Although the 787 will contain more composite materials than a typical Boeing airplane, TIMET estimates that approximately 91 metric tons of titanium (80 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each 787 manufactured. TIMET believes significant additional titanium will be required in the early years of 787 manufacturing until the program reaches maturity.

     During 2005, Airbus officially launched the A350 program, which is a major derivative of the Airbus A330 with first deliveries scheduled for 2010. As of December 31, 2005, firm booked orders received by Airbus for the A350 totaled 87 airplanes. These A350s will use composite materials and new engines similar to the ones used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models. TIMET preliminary estimates are that approximately 51 metric tons (40 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each A350 manufactured. However, the final titanium buy weight may change as the A350 is still in the design phase.

     Outside of commercial aerospace and military sectors, TIMET manufactures a wide range of products for customers in the chemical process, oil and gas, consumer, sporting goods, automotive and power generation industries. Approximately 15% of TIMET's sales revenue in 2005 was generated by sales into industrial and emerging markets, including sales to VALTIMET for the production of welded tubing. For the oil and gas industry, TIMET provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil and gas production equipment, along with firewater piping systems.

     In addition to melted and mill products, which are sold into the commercial aerospace, military, industrial and emerging markets sectors, TIMET sells certain other products such as titanium fabrications, titanium scrap and titanium tetrachloride. Sales of these other products represented 15% of TIMET's sales revenue in 2005.

     TIMET's backlog of unfilled orders was approximately $870 million at December 31, 2005, compared to $450 million at December 31, 2004 and $205 million at December 31, 2003. Over 90% of the 2005 year-end backlog is scheduled for shipment during 2006. TIMET's order backlog may not be a reliable indicator of future business activity.

     TIMET has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. TIMET will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. In addition, producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified without substantial capital expenditures to process titanium products. There are currently six major, and several minor, producers of titanium sponge in the world. TIMET is currently the only sponge producer in the U.S. Four of the major producers have announced plans to increase sponge capacity. TIMET believes that entry as a new producer of titanium sponge would require a significant capital investment and substantial technical expertise.

     TIMET's principal competitors in the aerospace titanium market are Allegheny Technologies Incorporated and RTI International Metals, Inc.("RTI"), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. UNITI, (a joint venture between Allegheny and VSMPO), RTI and certain Japanese producers are TIMET's principal competitors in the industrial and emerging markets. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

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

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). Because a significant portion of end-use products made from titanium products are ultimately exported, TIMET, along with its principal competitors and many customers, actively utilize the duty-drawback mechanism to recover most of the tariff paid on imports.

     From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future.

     The Japanese government has raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in multi-lateral trade negotiations through the World Trade Organization (the so-called "Doha Round"). As part of the Doha Round, the United States has proposed the staged elimination of all industrial tariffs, including those on titanium. The Japanese government has specifically asked that titanium in all it forms be included in the tariff elimination program. TIMET has urged that no change be made to these tariffs, either on wrought or unwrought products. The negotiations are currently scheduled to conclude at the end of 2006 for implementation beginning in 2007.

     TIMET has successfully resisted, and will continue to resist, efforts to eliminate duties on sponge and unwrought titanium products, although no assurances can be made that TIMET will continue to be successful in these activities. Further reductions in, or the complete elimination of, any or all of these tariffs could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot and mill products and thus TIMET's business, results of operations, financial position or liquidity.

     Research and development. TIMET's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, development of technology required to enhance the performance of TIMET's products in the traditional industrial and aerospace markets and applications development for automotive and other emerging markets. TIMET conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, with additional activities at its Witton, England facility. TIMET incurred research and development costs of $2.8 million in 2003, $2.9 million in 2004 and $3.2 million in 2005.

     Patents and trademarks. TIMET holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology, which expire at various times from 2007 through 2013. TIMET continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. TIMET believes the trademarks TIMET and TIMETAL, which are protected by registration in the U.S. and other countries, are important to its business. Additionally, TIMET has been granted certain patents and has certain other patent applications pending relating to various aspects of its manufacturing technology. However, the majority of TIMET's titanium alloys and manufacturing technologies do not benefit from patent or other intellectual property protection.

     Employees. The cyclical nature of the aerospace industry and its impact on TIMET's business is the principal reason for significant changes in TIMET's employment levels. At December 31, 2005, TIMET employed approximately 1,475 persons in the U.S. and 900 persons in Europe. TIMET currently expects employment to increase throughout 2006 as production continues to increase and its sponge plant expansion project in Nevada nears completion.

     TIMET's production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada
(approximately 50% of TIMET's total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2008, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. Approximately 85% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions. TIMET recently extended its labor agreement with its U.K. production and maintenance employees through 2008, and TIMET's labor agreement with its French and Italian employees are renewed annually.

     TIMET currently considers its employee relations to be satisfactory. However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect TIMET's business, results of operations, financial position or liquidity.

     Regulatory and environmental matters. TIMET's operations are governed by various federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the CERCLA. TIMET uses and manufactures substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. TIMET has used and manufactured such substances throughout the history of its operations. Although TIMET has substantial controls and procedures designed to reduce continuing risk of environmental, health and safety issues, TIMET could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal inujury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. In addition, government environmental requirements or the enforcement thereof may become more stringent in the future. There can be no assurance that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial position or liquidity.

     TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. TIMET incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $1.9 million in 2003, $5.1 million in 2004 and $25.1 million in 2005. Such amounts include an aggregate $28.1 million related to the construction of a wastewater treatment facility at its Henderson, Nevada location. TIMET's capital budget provides for approximately $4.6 million for environmental, health and safety capital expenditures in 2006.

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

OTHER

     NL Industries, Inc. In addition to its 70% ownership of CompX (principally through CompX Group) and its 36% ownership of Kronos at December 31, 2005, NL also holds certain marketable securities and other investments. In addition, NL owns 100% of EWI Re., Inc., an insurance brokerage and risk management services company. See Note 17 to the Consolidated Financial Statements.

     Tremont LLC. Tremont is primarily a holding company which at December 31, 2005 owns 35% of TIMET. Tremont also owns indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's facility in Nevada, and The Landwell Company L.P. ("Landwell"), which is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex. Tremont also directly owns certain land which could be developed for commercial or industrial purposes.

     Foreign operations. Through its subsidiaries and affiliate, the Company has substantial operations and assets related to continuing operations located outside the United States, principally chemicals operations in Germany, Belgium and Norway, titanium metals operations in the United Kingdom and France, chemicals and component products operations in Canada and component products operations in Taiwan. See Note 2 to the Consolidated Financial Statements for certain geographic financial information concerning the Company. Approximately 71% of Kronos' 2005 TiO2 sales were to non-U.S. customers, including 8% to customers in areas other than Europe and Canada. Approximately 20% of CompX's 2005 sales were to non-U.S. customers located principally in Canada. About 44% of TIMET's 2005 sales were to non-U.S. customers, primarily in Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

     CompX and Kronos have, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of their receivables related to their Canadian operations denominated in currencies other than the Canadian dollar (principally the U.S. dollar) or for similar risks associated with future sales. Kronos and CompX may, from time to time, enter into currency forward contracts to mitigate exchange rate fluctuation risk associated with specific transactions, such as intercompany dividends or the acquisition of a significant amount of assets. See Note 21 to the Consolidated Financial Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

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

     Regulatory and environmental matters. Regulatory and environmental matters are discussed in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 18 to the Consolidated Financial Statements under the captions "Legal proceedings - NL lead pigment litigation" and - "Environmental matters and litigation" is incorporated herein by reference.

     Insurance. The Company maintains insurance for its businesses and operations, with customary levels of coverage, deductibles and limits. See also
Item 3 - "Legal Proceedings - Insurance coverage claims" and Note 17 to the Consolidated Financial Statements.

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

     Website and other available information. Valhi files reports, proxy and information statements and other information with the SEC. Valhi maintains a website on the internet at www.valhi.net. Copies of this Annual Report on Form 10-K for the year ended December 31, 2005, copies of the Company's Quarterly Reports on Form 10-Q for 2005 and 2006 and any Current Reports on Form 8-K for 2005 and 2006, and amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they have been filed with the SEC. Additional information regarding the Company, including the Company's Audit Committee charter, the Company's Code of Business Conduct and Ethics and the Company's Corporate Governance Guidelines, can also be found at this website. Information contained on the Company's website is not part of this Annual Report. The Company will also provide to anyone without charge copies of such documents upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

     The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public
Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company.

ITEM 1A. RISK FACTORS

     Listed below are certain risk factors associated with the Company and its businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

     Our assets consist primarily of investments in our operating subsidiaries, and we are dependent upon distributions from our subsidiaries. A majority of our cash flows are generated by our operating subsidiaries, and our ability to service Valhi's liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries. Our subsidiaries are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us. In addition, the payment of dividends or other distributions from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable law, monetary transfer restrictions, foreign currency exchange regulations in jurisdictions in which our subsidiaries operate and any other restrictions imposed by current or future agreements to which our subsidiaries may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us. If our subsidiaries would become unable to make sufficient cash dividends or other distributions to Valhi, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected. In addition, a significant portion of our assets consists of ownership interests in our subsidiaries and affiliates. If we were required to liquidate any of such securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times at which we would not be able to realize what we believe to be the actual value of such assets.

     Subject to specified limitations, the agreements covering the indebteness of our subsidiaries permit our subsidiaries to incur additional debt, including secured debt. At December 31, 2005, the outstanding indebtedness of our subsidiaries aggregated $467.4 million, substantially all of which relates to KII's Senior Secured Notes. In addition, as of such date our subsidiaries have unused borrowing availability of approximately $186.0 million under our subsidiaries' credit facilities, subject to certain tests. Any borrowing or other liabilities or our subsidiaries are structurally senior to any liabilities of Valhi, and a substantial portion of our subsidiaries' assets collateralize the indebtedness of our subsidiaries. If any new debt were to be added to our subsidiaries' current debt levels, then the related risks that we and they now face, as more fully described herein, could intensify.

     Demand for, and prices of, certain of our products are cyclical and we may experience prolonged depressed market conditions for our products, which may result in reduced earnings or operating losses. A significant portion of our revenues is attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. This may result in reduced earnings or operating losses.

     Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, and demand reductions resulting in oversupply and declining prices and profit margins. Selling prices (in billing currencies) for TiO2 were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the last half of 2003 and the first quarter of 2004, flat during the second quarter of 2004 and increasing in the last half of 2004 and the first six months of 2005 and decreasing during the second half of 2005.

     Our overall average TiO2 selling prices in billing currencies:

     o    were 3% higher in 2003 as compared to 2002;

     o    were 2% lower in 2004 as compared to 2003; and

     o    were 8% higher in 2005 as compared to 2004.

     Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events. The demand for TiO2 during a given year is also subject to annual seasonal fluctuations. TiO2 sales are generally higher in the first half of the year than in the second half of the year due in part to the increase in paint production in the spring to meet the spring and summer painting season demand.

     The titanium industry in general, and TIMET specifically, has historically derived a substantial portion of its business from the commercial aerospace sector. Consequently, the cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in TIMET's performance. Over the past 25 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991, 1999 and 2002. Prior to 2004, demand for titanium reached its highest level in 1997, when industry mill product shipments reached approximately 60,700 metric tons. However, since that peak, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector but also due to geopolitical instability and the economic impact of terrorist threats and attacks. Sales of TIMET's products to the commercial aerospace sector accounted for about 57% of its total sales revenue in each of the last three years. Events that could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises or reduced orders from commercial airlines resulting from continued operating losses at the airlines, could significantly decrease TIMET's results of operations, and TIMET's business and financial condition could significantly decline.

     As a global business, we are exposed to local business risks in different countries, which could result in operating losses. Kronos, CompX and TIMET conduct some of their businesses in several jurisdictions outside of the United States and are subject to risks normally associated with international operations, which include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks, seizures, nationalizations, compliance with a variety of foreign laws, including tax laws, and the difficulty in enforcing agreements and collecting receivables through foreign legal systems. For example, we have substantial net operating loss carryforwards in Germany, and any change in German tax law that adversely impacts our ability to fully utilize such carryforwards could adversely affect us.

     We may incur losses from fluctuations in currency exchange rates. Kronos, CompX and TIMET operate their businesses in several different countries, and sell their products worldwide. Therefore, we are exposed to risks related to the prices that we receive for our products and the need to convert currencies that we may receive for some of our products into the currencies required to pay some of our debt, or into currencies in which we may purchase certain raw materials or pay for certain services, all of which could result in future losses depending on fluctuations in foreign currency exchange rates.

     We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses. The global markets in which Kronos, CompX, TIMET and Waste Control Specialists operate their businesses are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

     Higher costs or limited availability of our raw materials may decrease our liquidity. The number of sources for, and availability of, certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 and titanium metal facilities are available from a limited number of suppliers around the world. While chlorine is generally widely available, TIMET obtains its chlorine requirements for its Nevada production facility from a single supplier near such plant. In addition, TIMET cannot supply internally all of its needs for all grades of titanium sponge and scrap, and TIMET is dependent on third parties for a substantial portion of its raw material requirements. All of TIMET's major competitors utilize sponge and scrap as raw materials in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in certain steel-making operations. Current demand for these steel products, especially from China, have produced a significant increase in demand for titanium scrap at a time when titanium scrap generation rates are at low levels because of the lower commercial aircraft build rates. Political and economic  instability  in the  countries  from  which we  purchase  certain  raw material supplies could adversely affect their availability. Should our worldwide vendors not be able to meet their contractual obligations, should we be otherwise unable to obtain necessary raw materials or should we be required to pay more for our raw materials and other operating costs, we may incur higher costs for raw materials or other operating costs or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset such higher costs with increased selling prices for our products.

     We are subject to many environmental and safety regulations with respect to our operating facilities that may result in unanticipated costs or liabilities. Our facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. We may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Some of our operating facilities are in densely populated urban areas or in industrial areas adjacent to other operating facilities. In the event of an accidental release or catastrophic incident, we could incur material costs as a result of addressing such an event and in implementing measures to prevent such incidents. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities or substantial fines, penalties, damages or other costs, including as a result of private litigation.

     Our production facilities have been used for a number of years to manufacture products or conduct mining operations. We may incur additional costs related to compliance with environmental laws applicable to our historic operations and these facilities. In addition, we may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on our operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.

     We could incur significant costs related to legal and environmental remediation matters. NL formerly manufactured lead pigments for use in paint. NL and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims. The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. As with all legal proceedings, the outcome is uncertain. Any liability NL might incur in the future could be material. See also Item 3 - "Legal proceedings - NL lead pigment litigation."

     Certain properties and facilities used in our former businesses are the subject of litigation, administrative proceedings or investigations arising under various environmental laws. These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources. Some of these proceedings involve claims for substantial amounts. Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material. See also Item 3 - "Legal Proceedings - Environmental matters and litigation".

     If our patents are declared invalid or our trade secrets become known to competitors, our ability to compete may be adversely affected. Protection of our proprietary processes and other technology is important to our competitive position. Consequently, we rely on judicial enforcement for protection of our patents, and our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us but such patents do not provide meaningful protection of our intellectual property, then the use of any such intellectual property by our competitors could result in decreasing our cash flows. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have the same effects.

     We also rely on certain unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although it is our practice to enter into confidentiality agreements to protect our intellectual property, because these confidentiality agreements may be breached, such agreements may not provide sufficient protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, others could obtain knowledge of such trade secrets through independent development or other access by legal means.

     Loss of key personnel or our ability to attract and retain new qualified personnel could hurt our businesses and inhibit our ability to operate and grow successfully. Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on the leadership teams of our businesses and other key management personnel. We generally do not have binding employment agreements with any of these managers. This increases the risks that we may not be able to retain our current management personnel and we may not be able to recruit qualified individuals to join our management team, including recruiting qualified individuals to replace any of our current personnel that may leave in the future.

     Our relationships with our union employees could deteriorate. At December 31, 2005, we employed approximately 6,100 persons worldwide in our various businesses. A significant number of our employees are subject to collective bargaining or similar arrangements. We may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

     Adverse changes to or interruptions in TIMET's relationships with its major aerospace customers could reduce its revenues, profitability and liquidity. In 2005, approximately 54% TIMET's revenues represented sales to the commercial aerospace industry. Sales under long-term agreements with certain customers in the aerospace industry accounted for a significant portion of TIMET's revenues. If we would be unable to maintain our relationships with TIMET's major aerospace customers, including The Boeing Company, Rolls Royce, Snecma, UTC and Wyman Gordon Company, under the long-term agreements that we have with these customers, TIMET's sales could decrease substantially, resulting in lower equity in earnings and net income to us.

     TIMET's failure to develop new markets would result in our continued dependence on the cyclical aerospace industry and our operating results would, accordingly, remain cyclical. In an effort to reduce our dependence on the commercial aerospace market and to increase our participation in other markets, TIMET has been devoting resources to developing new markets and applications for its products, principally in the automotive, oil and gas and other emerging markets for titanium. Developing these emerging market applications involves substantial risk and uncertainties due to the fact that titanium must compete with less expensive alternative materials in these potential markets or applications. We may not be successful in developing new markets or applications for our products, significant time may be required for such development and uncertainty exists as to the extent to which we will face competition in this regard.

     Reductions in, or the complete elimination of, any or all tariffs on imported titanium products into the United States could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could decrease pricing for our titanium products. In the U.S. titanium market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry.

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab).

     From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future.

     TIMET may not be successful in resisting efforts to eliminate duties or tariffs on titanium products.

     Our leverage may impair our financial condition or limit our ability to operate our businesses. We currently have a significant amount of debt. As of December 31, 2005, our total consolidated debt was approximately $717 million, substantially all of which relates to KII's Senior Secured Notes and our loans from Snake River Sugar Company. Our level of debt could have important consequences to our stockholders and creditors, including:

     o making it more difficult for us to satisfy our obligations with respect to our liabilities;

     o increasing our vulnerability to adverse general economic and industry conditions;

     o requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions and general corporate requirements;

     o    limiting  our ability to obtain  additional  financing  to fund future
          working  capital,  capital  expenditures,   acquisitions  and  general
          corporate requirements;

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

     o placing us at a competitive disadvantage relative to other less leveraged competitors.

     In addition to our indebtedness, we are party to various lease and other agreements pursuant to which we are committed to pay approximately $316.6 million in 2006. Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries' credit facilities in the future will in some instances depend in part on these subsidiaries' ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement. Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity. We may not be able to refinance any of our debt on favorable terms, if at all. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

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

     NL lead pigment litigation.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association ("LIA," which discontinued business operations in 2002) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has never settled any of these cases, nor have any final adverse judgments against NL been entered. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot currently be reasonably estimated. However, see the discussion below in the State of Rhode Island case. See also Note 18 to the Consolidated Financial Statements. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If any such future liability were to be incurred, it could have a material adverse effect on the Company's consolidated financial statements, results of operations and liquidity.

     In August 1992, NL was served with an amended complaint in Jackson,  et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The trial court denied plaintiffs' motion for class certification. In 2003, defendants filed a motion for summary judgment on all claims, which was granted in January 2006. In February 2006, plaintiffs filed a notice of appeal.

     In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and NL has denied liability. In January 2003, the trial court granted defendants' motion for summary judgment, dismissing all counts of the complaint. The plaintiff appealed the dismissal, and in July 2004 the appellate court affirmed the dismissal. In July 2005, the Wisconsin Supreme Court affirmed the appellate court's dismissal of plaintiff's civil conspiracy and enterprise liability claims and reversed and remanded the appellate court's dismissal of plaintiff's risk of contribution claim. The matter is proceeding in the trial court.

     In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical and educational expenses, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. Trial began before a Rhode Island state court jury in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. On October 29, 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment were not the subject of the 2002 trial. In March 2003, the court denied motions by plaintiffs and defendants for judgment notwithstanding the verdict. In January 2004, plaintiff requested the court to dismiss its claims for state-owned buildings, claiming all remaining claims did not require a jury and asking the court to reconsider the trial schedule. In February 2004, the court dismissed the strict liability, negligence, negligent misrepresentation and fraud claims with prejudice, and the time for the state to appeal this dismissal has not yet run. In March 2004, the court ruled that the defendants have a constitutional right to a trial by jury under the Rhode Island Constitution. Plaintiff appealed such ruling, and in July 2004 the Rhode Island Supreme Court dismissed plaintiff's appeal of, and plaintiff's petition to reverse, the trial court's ruling. In May 2005, the trial court dismissed the conspiracy claim with prejudice, and the time for the state to appeal this dismissal has not yet begun to run. In September 2005, the state dismissed its Unfair Trade Practices Act claim against NL without prejudice. Trial commenced on November 1, 2005 on the state's remaining claims of public nuisance, indemnity and unjust enrichment against NL and three other defendants. Following the state's presentation of its case, the trial court dismissed the state's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that NL and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that NL and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the state's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of such remedy is not currently known, and will be determined only following additional proceedings. Various motions made at the end of the state's presentation of evidence remain pending before the trial court, including NL's motion to dismiss. NL intends to appeal any adverse judgment which the trial court may enter against NL.

     In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable. NL has denied liability. The trial court, on defendants' motions, dismissed all plaintiffs' claims. Plaintiffs appealed, and in May 2004 the court of appeals reinstated certain claims. In September 2004, the court of appeals granted plaintiffs' petition for review of such court's affirmation of the dismissal of certain of the plaintiffs' remaining claims. In April 2005, the court of appeals vacated the decision of the intermediate appellate court, stating that such court should not have accepted the appeal, and remanded the case back to the trial court for further proceedings. In February 2006, the trial court issued orders again dismissing the Smith's family's case and severing and staying the cases of the three other families. Plaintiffs have appealed.

     In February 2000, NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002, defendants' motion to dismiss was denied. In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim. Defendants renewed motion to dismiss and motion for summary judgment were denied by the trial court in March 2004, but the trial court limited plaintiff's complaint to monetary damages from 1990 to 2000, specifically excluding future damages. In March 2005, the defendants filed a motion for summary judgment. In January 2006, the trial court granted defendants' motion for summary judgment. Plaintiffs have appealed.

     In April 2000, NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. In February 2003, defendants filed a motion for summary judgment. In July 2003, the court granted defendants' motion for summary judgment on all remaining claims. In March 2006, the appellate court affirmed the dismissal of plaintiffs' trespass claim, Unfair Competition Law claim and public nuisance claim for government-owned properties. The appellate court reversed the dismissal of plaintiffs' public nuisance claim for residential housing properties and plaintiffs' negligence and strict liability claims for government-owned buildings and plaintiffs' fraud claim.

     In June 2000, a complaint was filed in Illinois state court,  Lewis, et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002, the court dismissed all claims. Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of plaintiffs, but reversed the dismissal of the conspiracy count. In May 2004, defendants filed a motion for summary judgment on plaintiffs' conspiracy count, which was granted in February 2005. In February 2006, the court of appeals reversed the trial court's dismissal of the case and remanded the case for further proceedings. In March 2006, the defendants filed a petition with the Illinois Supreme Court seeking review of the appellate court's ruling.

     In February 2001, NL was served with a complaint in Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. In 2003, the court ordered that the claims of ten of the plaintiffs be transferred to Holmes County, Mississippi state court. In April 2004, the parties jointly petitioned the Mississippi Supreme Court to transfer these ten plaintiffs to their appropriate venue, and in May 2004 the Mississippi Supreme Court remanded the case to the trial court in Holmes County and instructed the court to transfer these ten plaintiffs to their appropriate venues. Five of these ten plaintiffs have been dismissed without prejudice with respect to NL, and five remain against NL. With respect to the eight plaintiffs in Jefferson County, seven of these plaintiffs have been dismissed without prejudice with respect to NL, and one remains against NL.

     In May 2001, NL was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. NL has denied all liability. In July 2003, defendants' motion for summary judgment was granted by the trial court. In November 2004, the appellate court reversed this ruling and remanded the case. Defendants filed a petition for review of the appellate court's ruling in December 2004 with the Wisconsin Supreme Court, but withdrew this petition in July 2005. The case is now proceeding in the trial court. In January 2006, defendants filed a motion to dismiss plaintiffs' claim.

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

     In January  2002,  NL was served  with a complaint  in Jackson,  et al., v.
Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of three adults for injuries alleged to have been caused by the use of lead paint. After removal to federal court, in February 2003 the case was remanded to state court. NL has denied all liability and pre-trial proceedings are continuing. In August 2004, plaintiffs voluntarily agreed to dismiss one plaintiff and to sever the remaining two plaintiffs. In July 2005, plaintiffs voluntarily agreed to dismiss another plaintiff without prejudice, leaving one plaintiff remaining. In January 2006, the court set a trial date of April 2007.

     In April 2003, NL was served with a complaint in Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). The plaintiffs, fourteen children from five families, have sued NL and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. Defendants removed this case to federal court. Discovery is proceeding. In September 2005, the court set the trial date for July 2006. In January 2006, defendants filed a motion for summary judgment.

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

     In  October  2005,  NL was served  with a  complaint  in Evans v.  Atlantic
Richfield Company, et. al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which she resided. Plaintiff seeks compensatory and punitive damages. NL has denied all allegations of liability. In December 2005, defendants filed a motion to dismiss the defective product damages claims.

     In December 2005, NL was served with a complaint in Hurkmans v. Salczenko, et. al. (Circuit Court, Marinette County, Wisconsin, Case No. 05-CV-418). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the home in which he resided. Plaintiff seeks compensatory damages. NL has denied all allegations of liability. In February 2006, defendants filed a motion to dismiss the defective product damages claim.

     In January 2006, NL was served with a complaint in Hess, et al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799). Plaintiffs are two minor children who allege injuries purportedly caused by lead on the surfaces of the home in which they resided. Plaintiffs seek compensatory and punitive damages. NL intends to deny all allegations of liability.

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

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to CERCLA, and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2005, no receivables for such recoveries have been recognized.

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

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 18 to the Consolidated Financial Statements. At December 31, 2005, NL had accrued $54.9 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $80.0 million. NL's estimates of such liabilities have not been discounted to present value.

     At December 31, 2005, there are approximately 20 sites for which NL is currently unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL. On certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that NL, along with other PRP's, is liable for past clean-up costs that could be material to NL if liability for such amounts ultimately were determined against NL.

     In January 2003, NL received a general notice of liability from the U.S. EPA regarding the site of a formerly owned primary lead smelting facility located in Collinsville, Illinois. The U.S. EPA alleged the site contained elevated levels of lead. In July 2004, NL and the U.S. EPA entered into an administrative order on consent to perform a removal action with respect to residential properties located at the site. NL has complied with the order and has substantially completed the clean-up work associated with the order. NL anticipates it will undertake to perform an additional removal action with respect to ponds located within the residential area.

     In December 2003, NL was served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J). The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability and deceit by false representation against NL and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma. The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation. Among other things, the complaint seeks actual and punitive damages from the defendants. NL has moved to dismiss the complaint and has denied all of plaintiffs' allegations. In April 2004, plaintiffs filed an amended complaint adding claims under the CERCLA and the RCRA, and NL moved to dismiss those claims. In June 2004, the court dismissed plaintiffs' claims for unjust enrichment and fraud as well as one of the RCRA claims. In September 2004, the court stayed the case, pending an appeal by the tribe related to sovereign immunity issues. In February 2006, the court of appeals affirmed the trial court's ruling that plaintiffs waived their sovereign immunity to defendants' counter claim for contribution and indemnity.

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

     In January 2006, NL was served in Brown et al. v. NL Industries, Inc., et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ), a purported class action on behalf of a class of property owners living in the Krainz Woods Neighborhood of Wayne County, Michigan. Plaintiffs allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by NL and another defendant. Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs. In February 2006, NL filed a petition to remove the case to federal court. NL intends to deny all allegations of liability.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($3.8 million at December 31, 2005) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont has entered into an agreement with another PRP of this site, Halliburton Energy Services, Inc. that provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration to determine such final allocation of costs. On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking (i) to recover response and remediation costs incurred at the site, (ii) a declaration of the parties' liability for response and remediation costs incurred at the site, (iii) a declaration of the parties' liability for response and remediation costs to be incurred in the future at the site and (iv) a declaration regarding the obligation of Tremont to indemnify Halliburton and DII for costs and expenses attributable to the site. On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site. Subsequently, plaintiffs in the Houston litigation verbally agreed to stay that litigation and enter into with NL, Tremont and its affiliates an amendment to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site. Tremont has also agreed to stay the Arkansas litigation. Tremont has based its accrual for this site based upon the agreed-upon interim cost sharing allocation. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will not be known until 2008. Currently, no reasonable estimate can be made of the cost of any such final remediation measures, and accordingly Tremont has accrued no amounts at December 31, 2005 for any such cost. The amount accrued at December 31, 2005 represents Tremont's estimate of the costs to be incurred through 2008 with respect to the interim remediation measures.

     TIMET. At December 31, 2005, TIMET had accrued approximately $3.2 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $5.4 million.

     Other. The Company has also accrued approximately $7.0 million at December 31, 2005 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

     Insurance coverage claims.

     In October 2005, NL was served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et. al.(Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to NL under insurance policies issued to NL by the plaintiff's predecessor with respect to certain lead pigment lawsuits. NL filed a motion to dismiss the New York action. NL filed an action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347) asserting that OneBeacon has breached its obligations to NL under such insurance policies and seeking a declaratory judgment of OneBeacon's obligations to NL under such policies. Certain of the former insurance companies have filed a petition to remove the Texas action to federal court.

     In February 2006, NL was served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et. al (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of NL, seeks a declaratory judgment of its obligations to defendants under insurance policies issued to defendants by plaintiff with respect to certain lead pigment lawsuits.

     NL has reached an agreement with a former insurance carrier in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount that NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. In addition, during 2005, NL recognized $2.2 million of recoveries from certain insolvent former insurance carriers relating to settlement of excess insurance claims that were paid to NL. While NL continues to seek additional insurance recoveries, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

     NL has settled insurance coverage claims concerning environmental claims with certain of its principal former carriers. A portion of the proceeds from these settlements were placed into special purpose trusts, as discussed below. No further material settlements relating to environmental remediation coverage are expected.

     At December 31, 2004, NL had $19 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Use of such restricted balances does not affect the Company's consolidated net cash flows. All of such $19 million was so used by NL during 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Valhi security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES

     Valhi's common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of February 28, 2006, there were approximately 4,100 holders of record of Valhi common stock. The following table sets forth the high and low closing per share sales prices for Valhi common stock for the periods indicated, according to Bloomberg, and dividends paid during such periods. On February 28, 2006 the closing price of Valhi common stock according to Bloomberg was $17.85.

                                                                        Cash
                                                                     dividends
                                       High             Low              paid
                                       ----             ---           ---------

 Year ended December 31, 2004

   First Quarter                      $15.71          $11.50             $.06
   Second Quarter                      14.10           10.12              .06
   Third Quarter                       15.03           11.10              .06
   Fourth Quarter                      16.31           14.99              .06

 Year ended December 31, 2005

   First Quarter                      $21.43          $14.87             $.10
   Second Quarter                      22.47           17.00              .10
   Third Quarter                       18.26           16.94              .10
   Fourth Quarter                      19.14           17.20              .10

     Valhi paid regular quarterly dividends of $.06 per share during 2004, and regular quarterly dividends of $.10 per share during 2005. In March 2006, Valhi's board of directors declared a first quarter 2006 dividend of $.10 per share, to be paid on March 31, 2006 to Valhi shareholders of record as of March 16, 2006. However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. In this regard, Valhi's revolving bank credit facility currently limits the amount of Valhi's quarterly dividends to $.10 per share, plus an additional aggregate amount of $67.9 million at December 31, 2005.

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. See Notes 14 and 17 to the Consolidated Financial Statements.

     The following table discloses certain information regarding shares of Valhi common stock purchased by Valhi during the fourth quarter of 2005. All of such purchases were made under the repurchase program discussed above, and all of such purchases were made in open market transactions.

                                                                                                     Maximum number of
                                                   Average                 Total number of          shares that may yet
                                     Total       price paid                shares purchased          be purchased under
                                   number of     per share,                  as part of a               the publicly-
                                    shares       including                publicly-announced         announced plan at
          Period                   purchased    commissions                      plan                  end of period
          ------                   ---------    -----------               ------------------         -------------------

October  1, 2005 to  October
31, 2005                            123,900         $17.54                     123,900                     1,564,500

November    1,    2005    to
November 30, 2005                    13,600          17.34                      13,600                     1,550,900

December 1, 2005
 to December 31,
 2005                                63,200          18.07                      63,200                     1,487,700




ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Years ended December 31,
                                                 -----------------------------------------------------------------
                                                 2001 (2)      2002 (2)      2003 (2)       2004 (2)        2005
                                                 --------      --------      --------       --------        ------
                                                (Restated)    (Restated)    (Restated)     (Restated)
                                                                (In millions, except per share data)

 STATEMENTS OF OPERATIONS DATA:
   Net sales:
     Chemicals                                   $  835.1    $  875.2      $1,008.2       $1,128.6       $1,196.7
     Component products                             179.6       166.7         173.9          182.6          186.3
     Waste management                                13.0         8.4           4.1            8.9            9.8
                                                 --------    --------      --------       --------       --------

                                                 $1,027.7    $1,050.3      $1,186.2       $1,320.1       $1,392.8
                                                 ========    ========      ========       ========       ========

   Operating income:
     Chemicals                                   $  143.5    $   84.4      $  122.3       $  103.5       $  164.9
     Component products                              13.3         4.4           9.1           16.2           19.3
     Waste management                               (14.4)       (7.0)        (11.5)         (10.2)         (12.1)
                                                 --------    --------      --------       --------       --------

                                                 $  142.4    $   81.8      $  119.9       $  109.5          172.1
                                                 ========    ========      ========       ========       ========


   Equity in earnings (losses) of
    TIMET                                        $  (11.1)   $  (29.0)     $   (2.3)      $   22.7       $   64.9
                                                 ========    ========      ========       ========       ========


   Income (loss) from continuing
    operations (1)                               $  102.3    $    5.4      $  (85.4)      $  226.3       $   81.7
   Discontinued operations                           (1.1)        (.2)         (2.9)           3.7            (.3)
   Cumulative effect of change in
    accounting principle                             -           -               .6           -              -
                                                 --------    --------      --------       --------       --------

       Net income (loss)                         $  101.2    $    5.2      $  (87.7)      $  230.0       $   81.4
                                                 ========    ========      ========       ========       ========

 DILUTED EARNINGS PER SHARE DATA:
   Income (loss) from continuing
    Operations                                   $    .88    $    .05      $    (.71)     $   1.88       $    .68

   Net income (loss)                             $    .87    $    .04      $    (.73)     $   1.91       $    .68

   Cash dividends                                $    .24    $    .24      $    .24       $    .24       $    .40

   Weighted average common shares
    Outstanding                                     116.1       115.8         119.9          120.4          118.5

 STATEMENTS OF CASH FLOW DATA:
   Cash provided (used) by:
     Operating activities                        $  158.6    $  106.8      $  108.5       $  142.1       $  104.3
     Investing activities                           (53.8)      (67.1)        (33.8)         (58.1)          20.4
     Financing activities                           (84.5)     (103.3)        (71.2)          78.4         (115.8)

 BALANCE SHEET DATA (at year end):
   Total assets                                  $2,238.8    $2,167.8      $2,307.2       $2,690.5       $2,578.4
   Long-term debt                                   497.2       605.7         632.5          769.5          715.8
   Stockholders' equity                             692.5       688.5         629.0          874.7          795.6

(1) The Company's results of operations in 2001 includes $15.7 million of goodwill amortization, net of income tax benefit and minority interest. Goodwill ceased to be periodically amortized in 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of unusual items occurring during 2003, 2004 and 2005.
(2) Income (loss) from continuing operations and net income (loss), and related per share amounts, for the years ended December 31, 2001, 2002, 2003 and 2004, and total assets and stockholders' equity as of December 31, 2001, 2002, 2003 and 2004, have each been restated from amounts previously disclosed due to a change in accounting principle adopted by TIMET in the first quarter of 2005, which change in accounting method is adopted retroactively under accounting principles generally accepted in the United States of America ("GAAP"). See Note 1 to the Consolidated Financial Statements. Income (loss) from continuing operations and net income, and the related per diluted share amounts, as presented above, differs from amounts previously reported by a $1.2 million reduction ($.01 per diluted share) in 2001 and by a $2.5 million increase ($.02 per diluted share) in 2002. Total assets, as presented above, is greater than amounts previously reported by $8.1 million at December 31, 2001, by $12.0 million at December 31, 2002 and by $7.7 million at December 31, 2003. Stockholders' equity, as presented above, is greater than amounts previously reported at such dates by $5.3 million, $7.7 million and $5.0 million, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

     The Company reported income from continuing operations of $81.7 million, or $.68 per diluted share, in 2005 compared to income of $226.3 million, or $1.88 per diluted share, in 2004 and a loss of $85.4 million, or $.71 per diluted share, in 2003. As discussed is Note 1 to the Consolidated Financial Statements, the Company's consolidated financial statements as of December 31, 2004, and for the years ended December 31, 2002 and 2003, have been restated from amounts previously disclosed due to a change in accounting principle adopted by TIMET in the first quarter of 2005, which change in accounting method is adopted retroactively under GAAP.

     The Company's diluted earnings per share declined from 2004 to 2005 as the favorable effects in 2005 of (i) higher chemicals operating income, (ii) higher component products operating income, (iii) higher securities transaction gains and (iv) the Company's equity in a non-operating gain from the sale of certain land and certain income tax benefits recognized by TIMET were less than the favorable effect in 2004 of certain income tax benefits recognized by Kronos and NL.

     The Company's diluted earnings per share increased from 2003 to 2004 as the favorable effects in 2004 of (i) higher component products operating income,
(ii) lower environmental remediation and legal expenses of NL, (iii) higher equity in earnings of TIMET and (iv) certain income tax benefits more than offset the effect of lower chemicals operating income.

     Income from continuing operations in 2005 includes (i) gains from NL's sales of shares of Kronos common stock of $.05 per diluted share, most of which occurred in the first quarter, (ii) gains from Kronos' second quarter sale of its passive interest in a Norwegian smelting operation of $.03 per diluted share, (iii) income related to TIMET's second quarter sale of certain real property adjacent to its Nevada facility of $.02 per diluted share, (iv) a net non-cash income tax expense of $.03 per diluted share (mostly in the third quarter) related to the aggregate effects of recent developments with respect to certain income tax audits of Kronos (principally in Germany, Belgium and Canada) and NL in the U.S., and a change in CompX's permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries and (v) income related to certain non-cash income tax benefits recognized by TIMET of $.11 per diluted share recognized throughout all of 2005.

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

     The Company currently believes its income from continuing operations will be lower in 2006 as compared to 2005 due primarily to lower expected chemicals operating income in 2006.

Critical accounting policies and estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

     o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2003, 2004 and 2005, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 7% to 24%.

     o The Company provides reserves for estimated obsolete or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventories reserves may be required. Kronos provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

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

          At December 31, 2005, the carrying value (which equals their fair value) of substantially all of the Company's marketable securities equaled or exceeded the cost basis of each of such investments. With respect to the Company's investment in The Amalgamated Sugar Company LLC, which represents approximately 92% of the aggregate carrying value of all of the Company's marketable securities at December 31, 2005, the $250 million carrying value of such investment is the same as its cost basis. At December 31, 2005, the $63.26 per share quoted market price of the Company's investment in TIMET (the only one of the Company's equity method investees for which quoted market prices are available) was more than six times the Company's per share net carrying value of its investment in TIMET.

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

          Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2005, impairment indicators were present only with respect to the property and equipment associated with the Company's waste management operating segment, which represented approximately 4% of the Company's consolidated net property and equipment as of December 31, 2005. Waste Control Specialists completed an impairment review of its net property and equipment and related net assets as of December 31, 2005. Such analysis indicated no impairment was present as the estimated future undiscounted cash flows associated with such operations exceeded the carrying value of such operation's net assets. Significant judgment is required in estimating such undiscounted cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that the future cash flows reflected in these projections will be achieved.

          Under applicable GAAP (SFAS No. 142, Goodwill and other Intangible Assets), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. As discussed in Note 9 to the Consolidated Financial Statements, at December 31, 2005 the Company has assigned its goodwill to three reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of Kronos in total. Goodwill attributable to the component products operating segment was assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and one consisting of CompX's Michigan, Canadian and Taiwanese operations. No goodwill impairments were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2005, as the estimated fair value of each such reporting unit exceeded the net carrying value of the respective reporting unit. The estimated fair values of the two CompX reporting units are determined based on discounted cash flow projections, and the estimated fair value of the Kronos reporting unit is based upon the quoted market price for Kronos' common stock, as appropriately adjusted for a control premium. Significant judgment is required in estimating the discounted cash flows for the CompX reporting units. Such estimated cash flows are inherently uncertain, and there can be no assurance that CompX will achieve the future cash flows reflected in its projections.

          As discussed in Note 22 to the Consolidated Financial Statement, the Company did recognize a $6.5 million goodwill impairment with respect to CompX's European operations in the fourth quarter of 2004, following CompX's decision to dispose of those assets. The disposal of such operations was completed in January 2005, and therefore the Company no longer reports any goodwill attributable to such operations at December 31, 2005.

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

     o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $593 million for German corporate purposes and $104 million for German trade tax purposes at December 31, 2005). During 2004 the Company concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with Kronos' German net operating loss carryforwards in Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

          In addition, the Company makes an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While the Company may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of its foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, the Company would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S. In this regard, during 2005 CompX determined that certain of the undistributed earnings of its non-U.S. operations could no longer be considered permanently reinvested, and in accordance with GAAP CompX recognized an aggregate $9.0 million provision for deferred income taxes on such undistributed earnings of its foreign subsidiaries. See Note 15 to the Consolidated Financial Statements.

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

Chemicals - Kronos

     Relative changes in Kronos' TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the last half of 2003 and the first quarter of 2004, flat during the second quarter of 2004, increasing in the last half of 2004 and the first six months of 2005 and decreasing during the second half of 2005.

                                                     Years ended December 31,                       % Change
                                            -----------------------------------------       ----------------------
                                               2003           2004            2005           2003-04       2004-05
                                               ----           ----            ----          ---------     --------
                                            (In $ millions, except selling price data)

 Net sales                                  $1,008.2         $1,128.6        $1,196.7           +12%           +6%
 Operating income                              122.3            103.5           164.9           -15%          +59%

 Operating income margin                         12%               9%             14%

 TiO2 operating statistics:
   Sales volumes*                                462              500             478            +8%           -4%
   Production volumes*                           476              484             492            +2%           +2%
   Production rate as
    percent of capacity                          Full             Full             99%
   Average selling prices
    index (1990=100)                        $     84         $     82        $     89            -2%           +8%

   Percent change in Ti02 average selling prices:
     Using actual foreign currency exchange rates                                                +4%           +9%
     Impact of changes in foreign exchange rates                                                - 6%          - 1%
                                                                                                ---           ---

       In billing currencies                                                                    - 2%          + 8%
                                                                                                ===           ===

* Thousands of metric tons

     Kronos' sales increased $68.1 million (6%) in 2005 as compared to 2004 due primarily to the net effects of higher average TiO2 selling prices, lower TiO2 sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $16 million as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in 2005 were 8% higher as compared to 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2005 increased 9%.

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

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 4% and 9% increases in Kronos' average TiO2 selling prices during 2004 and 2005, respectively, as compared to the respective prior year using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 2% decrease and the 8% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Chemicals operating income in 2004 includes $6.3 million of income related to the settlement of a contract dispute with a customer. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos. The dispute with the customer concerned the customer's alleged past failure to purchase the required amount of TiO2 from Kronos under the terms of Kronos' contract with the customer. See Note 12 to the Consolidated Financial Statements.

     Kronos' operating income increased $61.4 million (59%) in 2005 as compared to 2004 as the favorable effect of the higher average Ti02 selling prices and higher TiO2 production volumes more than offset the impact of lower TiO2 sales volumes, higher raw material and maintenance costs and the $6.3 million gain recognized in 2004 discussed above. TiO2 sales volumes in 2005 decreased 4% as compared to 2004, with volumes lower in all regions of the world. Approximately one-half of Kronos' 2005 TiO2 sales volumes were attributable to markets in Europe, with 38% attributable to North America and the balance to export markets. Kronos estimates that overall worldwide demand for TiO2 in 2005 declined by approximately 5% from the exceptionally strong demand levels in 2004. Kronos attributes the decline in overall sales and its own sales to slower overall economic growth in 2005 and inventory destocking by its customers.
Kronos' TiO2 production volumes in 2005 increased 2% as compared to 2004, setting a new TiO2 production volume record for Kronos for the fourth consecutive year. Kronos' operating rates were near full capacity in both periods.

     Kronos' operating income decreased $18.8 million (15%) in 2004 as compared to 2003, as the effect of lower average TiO2 selling prices and higher raw material and maintenance costs more than offset the impact of higher sales and production volumes and the income from the contract dispute settlement. Kronos' TiO2 sales volumes in 2004 increased 8% compared to 2003, as higher volumes in European and export markets more than offset lower volumes in Canada. Demand for TiO2 remained strong throughout 2004, and while Kronos believes that the strong demand was largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' operating income comparisons were also favorably impacted by higher production levels, which increased 2% in 2004 as compared to 2003. Kronos' operating rates were near full capacity in both periods.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $16 million in 2005 as compared to 2004, and increased sales by a net $60 million in 2004 as compared to 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2005 and 2004 as compared to the same periods of the respective prior years. Overall, currency exchange rate fluctuations resulted in a net $6 million increase in Kronos' operating income in each of 2004 and 2005 as compared to the respective prior year.

     On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production from LPC. Insurance proceeds from the lost profit for product that Kronos was not able to sell as a result of the loss of production from LPC are expected to be recognized by Kronos during 2006, although the amount and timing of such insurance recoveries is not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some slight additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

     Kronos  expects its  operating  income in 2006 will be somewhat  lower than
2005, as the favorable effect of anticipated modest improvements in sales volumes and average TiO2 selling prices are expected to be more than offset by the effect of higher production costs, particularly raw material and energy costs. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $15.0 million in 2003, $16.2 million in 2004 and $16.6 million in 2005 as compared to amounts separately reported by Kronos. Changes in the aggregate amount of purchase accounting adjustment amortization during the past three years are due primarily to the effect of relative changes in foreign currency exchange rates.

Component products - CompX

                                                     Years ended December 31,                       % Change
                                               --------------------------------------        ----------------------
                                               2003             2004            2005         2003-04       2004-05
                                               ----             ----            -----        -------       --------
                                                           (In millions)

Net sales                                      $173.9           $182.6          $186.3            +5%           +2%
Operating income                                  9.1             16.2            19.3           +80%          +18%

Operating income margin                            5%               9%             10%

     Component product sales were higher in 2005 as compared to 2004 principally due to increases in selling prices for certain products across all segments to recover volatile raw material prices, sales volume associated with a business acquired in 2005 and the net effect of fluctuations in currency exchange rates, which increased sales by $1.5 million, as discussed below, partially offset by sales volume decreases for certain products resulting from Asian competition. During 2005, sales of security products (including sales of the business acquired in 2005) increased 6% as compared to 2004, while sales of precision slide and ergonomic products decreased 1% and 2%, respectively. The percentage changes in slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products sales were higher in 2004 as compared to 2003 due in part to the favorable effect of fluctuations in foreign currency exchange rates, which increased component products sales by $2.5 million in 2004 as compared to 2003, as discussed below. Component products sales comparisons were also impacted by increases in product prices for precision slides and ergonomic products which were primarily a pass through of raw material steel cost increases to customers. During 2004, sales of slide products increased 13% as compared to 2003, while sales of security products decreased less than 1% and sales of ergonomic products increased 1% during the same period.

     Component products operating income increased in 2005 as compared to 2004 as the favorable impact of continued reductions in manufacturing, fixed overhead and other overhead costs more than offset the negative impact of changes in foreign currency exchange rates, as discussed below, and higher raw material costs.

     Component products operating income comparisons in 2004 were favorably impacted by the effect of certain cost reduction initiatives undertaken in 2003. Component products segment profit comparisons were also impacted by the net effects of increases in the cost of steel (the primary raw material for CompX's products) and continued reductions in manufacturing, fixed overhead and other overhead costs.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During 2005, currency exchange rate fluctuations positively impacted the Company's sales comparisons with 2004 as discussed above, and negatively impacted component products operating income comparisons for the same periods by approximately $2.3 million. During 2004, currency exchange rate fluctuations positively impacted component products sales comparisons with 2003 as discussed above, while currency exchange rate fluctuations did not significantly impact component products operating income comparisons for the same periods.

     While demand has stabilized across most of CompX's product segments, certain customers are seeking lower-priced Asian sources as alternatives to CompX's products. CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities. Asian-sourced competitive pricing pressures are expected to continue to be a challenge. CompX's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including CompX's Asian-based manufacturing facilities. CompX has also emphasized and focused on opportunities where it can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. CompX believes its combination of cost control initiatives together with its value-added approach to development and marketing of products helps to mitigate the impact of competitive pricing pressures.

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

Waste management - Waste Control Specialists

                                                                                Years ended December 31,
                                                                        ----------------------------------------
                                                                          2003            2004            2005
                                                                        -------          ------          -------
                                                                                     (In millions)

Net sales                                                               $  4.1           $  8.9         $  9.8
Operating loss                                                           (11.5)           (10.2)         (12.1)

     Waste management sales increased in 2005 as compared to 2004, but its operating loss also increased, as higher operating costs more than offset the effect of higher utilization of certain waste management services. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to further increase its sales, and decrease its operating loss, in 2006.

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

TIMET

                                                                                Years ended December 31,
                                                                        ---------------------------------------
                                                                          2003            2004            2005
                                                                        -------         --------         ------
                                                                       (Restated)       (Restated)
                                                                                       (In millions)

TIMET historical:
  Net sales                                                              $385.3          $501.8          $749.8
                                                                         ======          ======          ======

  Operating income (loss):
    Boeing take-or-pay income                                            $ 23.1          $ 22.1          $ 17.1
    Tungsten accrual adjustment                                             1.7            -               -
    Contract termination charge                                            (6.8)           -               -
    Other, net                                                            (24.0)           21.0           154.0
                                                                         ------          ------          ------
                                                                           (6.0)           43.1           171.1

  Gain on sale of land                                                      -               -              13.9
  Gain on exchange of convertible
   preferred securities                                                     -              15.5             -
  Other general corporate, net                                              (.3)             .7             4.3
  Interest expense                                                        (16.4)          (12.5)           (4.0)
                                                                         ------          ------          ------
                                                                          (22.7)           46.8           185.3

  Income tax benefit (expense)                                             (1.2)            2.1           (24.5)
  Minority interest                                                         (.4)           (1.2)           (4.9)
  Dividends on preferred stock                                              -              (4.4)          (12.2)
                                                                         ------          ------          ------

    Income (loss) before cumulative effect
     of change in accounting principle
     attributable to common stock                                        $(24.3)         $ 43.3          $143.7
                                                                         ======          ======          ======

Equity in earnings (losses) of TIMET                                     $ (2.3)         $ 22.7          $ 64.9
                                                                         ======          ======          ======


     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and such increases aggregated $7.0 million in 2003, $5.0 million in 2004 and $4.2 million in 2005.

     In 2003, TIMET effected a reverse split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock, in 2004 TIMET effected a 5:1 split of its common stock, in 2005 TIMET effected another 2:1 split of its common stock. Such stock splits had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of such splits. The per share disclosures related to TIMET discussed herein have been adjusted to give effect to such splits.

     TIMET reported higher sales and operating income in 2005 as compared to 2004 due in part to higher sales volumes and average selling prices. TIMET's average selling prices for melted products (ingot and slab) increased 48% in 2005 as compared to 2004, while average selling prices for mill products increased 30%. TIMET's melted product average selling prices in 2005 were positively affected by current market conditions and changes in customer and product mix, while mill product average selling prices were positively affected by changes in customer and product mix and by the weakening of the U.S. dollar compared to both the British pound sterling and the euro. TIMET's sales volumes of mill products increased 11% in 2005 as compared to 2004, while volumes of melted products were 6% higher as a result of increased demand across all market segments, especially commercial aerospace. Large commercial aircraft deliveries increased from 600 in 2004 to 650 in 2005, and 2006 deliveries are expected to be 840 aircraft. As previously discussed, a substantial portion of TIMET's business is tied to the commercial aerospace industry, and sales of titanium generally precede aircraft deliveries by about one year. Therefore, TIMET's sales in 2005 were significantly benefited from the increase in production of large commercial aircraft scheduled for delivery in 2006.

     TIMET's operating results comparisons were favorably impacted in 2005 by improved plant operating rates, which increased from 73% in 2004 to 80% in 2005, and higher gross margin from the sale of titanium scrap (which TIMET can not economically recycle) and other non-mill products. In addition, TIMET's operating results comparisons were negatively impacted by higher costs for raw materials, energy and accruals for certain performance-based employee incentive compensation and a $1.2 million noncash impairment charge in the first quarter of 2005 related to certain abandoned manufacturing equipment of TIMET.

     TIMET reported higher sales in 2004 as compared to 2003, and operating income improved from a $6.0 million loss in 2003 to $43.1 million of income in 2004, in part due to the net effects of a 28% increase in sales volumes of mill products, a 13% increase in sales volumes of melted products (ingot and slab) and an 11% increase in melted product average selling prices. TIMET's mill product average selling prices were positively affected by the weakening of the U.S. dollar compared to the British pound sterling and the euro, and were negatively impacted by changes in customer and product mix. The increase in sales volumes for mill and melted products is principally the result of greater market demands and share gains. As discussed above, a substantial portion of TIMET's business is derived from the commercial aerospace industry, and sales of titanium to that market sector generally precede aircraft deliveries by about one year. Therefore, TIMET's 2004 sales benefited significantly from the increase in production of large commercial aircraft scheduled for delivery in 2005.

     TIMET's operating results in 2004 includes income in the first quarter of $1.9 million related to a change in TIMET's vacation policy. TIMET's operating results comparisons were also favorably impacted by improved plant operating rates, which increased from 56% in 2003 to 73% in 2004, and TIMET's continued cost management efforts. TIMET's operating results comparisons were negatively impacted by higher costs for raw materials (scrap and alloys) and energy. TIMET's operating results in 2003 include (i) a $6.8 million charge related to the termination of TIMET's purchase and sale agreement with Wyman-Gordon and
(ii) a $1.7 million reduction in its accrual for a previously-reported product liability matter. TIMET's operating results in 2004 were also negatively affected by higher accruals for employee incentive compensation.

     During the second quarter of 2005, TIMET recognized a $13.9 million pre-tax gain ($2.6 million, or $.02 per diluted share, net of income taxes and minority interest to Valhi) related to the sale of certain real property adjacent to TIMET's facility in Nevada. In addition, TIMET periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, due to a change in estimate of TIMET's ability to utilize the benefits of its net operating loss carryforwards, other tax attributes and deductible temporary differences in the U.S. and the U.K., TIMET determined that its net deferred income tax assets in such jurisdictions now met the "more-likely-than-not" recognition criteria. Accordingly, TIMET's income tax benefit in 2005 includes a $50.2 million benefit ($13.7 million, or $.11 per diluted share, net of minority interest to Valhi) related to reversal of the valuation allowances attributable to such deferred income tax assets.

     TIMET's provision for income taxes in 2005 includes $4.4 million of deferred income taxes resulting from the elimination of its minimum pension liability equity adjustment component of accumulated other comprehensive income related to its U.S. defined benefit pension plan. In accordance with GAAP, TIMET did not recognize a deferred income tax benefit related to a portion of the minimum pension equity adjustment previously recognized, as TIMET had also recognized a deferred income tax asset valuation related to its U.S. net operating loss carryforward and other U.S. net deductible temporary differences during a portion of the periods in which the minimum pension equity adjustment had previously been recognized. In accordance with GAAP, a portion of such valuation allowance recognized ($4.4 million) was recognized through TIMET's pension liability component of other comprehensive income. As discussed above, during 2005 TIMET concluded recognition of such deferred income tax asset valuation allowance was no longer required, and in accordance with GAAP the reversal of all of such valuation allowance was recognized through the provision for income taxes included in the determination of net income, including the $4.4 million portion of the valuation allowance which was previously recognized through other comprehensive income. As of December 31, 2005, TIMET was no longer required to recognize a minimum pension liability related to its U.S. plan, and TIMET reversed the minimum pension liability previously recognized in other comprehensive income. After the reversal of such minimum pension liability, which in accordance with GAAP was recognized on a net-of-tax basis, the $4.4 million amount remained in accumulated other comprehensive income related to the U.S. minimum pension liability, which in accordance with GAAP is required to be recognized in the provision for income taxes during the period in which the minimum pension liability is no longer required to be recognized.

     In August 2004,  TIMET  completed an exchange offer in which  approximately
3.9 million shares of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I (a wholly-owned subsidiary of TIMET) were exchanged for an aggregate of 3.9 million shares of a newly-created Series A Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. TIMET recognized a non-cash pre-tax gain of $15.5 million related to such exchange. The exchange of the convertible preferred debt securities for a new issue of TIMET preferred stock resulted in TIMET reporting lower interest expense subsequent to the August 2004 exchange, although the effect on TIMET's income attributable to common stock of lower interest expense will be substantially offset by dividends accruing on the preferred stock.

     Effective July 1, 2005, TIMET entered into a new long-term agreement with Boeing for the purchase and sale of titanium products. The new agreement expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the existing buffer inventory program currently in place for Boeing and (iii) certain improved product pricing, including certain adjustments for raw material cost fluctuations. The new agreement also replaces, beginning in 2006, the take-or-pay provisions of the previous agreement discussed below with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. Under TIMET's prior long-term agreement with Boeing, Boeing advanced TIMET $28.5 million annually for each of 2003, 2004 and 2005 at the beginning of the year, and Boeing forfeited a proportionate part of the such annual advance, or effectively $3.80 per pound, to the extent that its orders for delivery for such calendar year were less than
7.5 million pounds. TIMET was only required, however, to deliver up to 3 million pounds per quarter. Based on TIMET's actual deliveries to Boeing of approximately 1.4 million pounds during 2003, 1.7 million pounds during 2004 and
3.0 million pounds during 2005, TIMET recognized income of $23.1 million in 2003, $22.1 million in 2004 and $17.1 million in 2005 related to the take-or-pay provisions of the contract. These earnings related to the take-or-pay provisions distort TIMET's operating income percentages as there is no corresponding amount reported in TIMET's sales.

     TIMET's effective income tax rate in 2003 and 2004 varies from the 35% U.S. federal statutory income tax rate primarily because TIMET concluded it was not appropriate to recognize an income tax benefit related to its U.S. and U.K. losses under the "more-likely-than-not" recognition criteria. In addition, TIMET's provision for income taxes in 2004 includes a $4.2 million income tax benefit ($1.1 million, or $.01 per diluted share, net of income taxes) related to the utilization of a capital loss carryforward, the benefit of which had not been previously recognized by TIMET.

     TIMET continues to see the availability of certain raw materials tighten, and, consequently, the prices for such raw materials increase. TIMET currently expects that the shortage in certain raw materials is likely to continue throughout 2006, which could limit TIMET's ability to produce enough titanium products to fully meet customer demand. In addition, TIMET has certain long-term customer agreements that will somewhat limit its ability to pass on all of its increased raw material costs. However, TIMET expects that the impact of higher average selling prices for melted and mill products in 2006 will more than offset such increased raw material costs.

     TIMET currently expects its 2006 net sales revenue will increase by 35% to 50% from 2005, to between $1.0 billion and $1.1 billion. Mill product sales volumes, which were 12,660 metric tons in 2005, are expected to range from 14,500 and 15,000 metric tons in 2006, an increase of 15% to 18%. Melted product sales volumes, which were 5,655 metric tons in 2005, are expected to remain relatively unchanged in 2006. Melted product average selling prices in 2006 are expected to increase by 75% to 80%, with mill product prices expected to increase by 25% to 30%.

     TIMET's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of its cost structure, and as previously discussed, continued cost increases are expected during 2006. Scrap and certain alloy prices have continued their upward rise, and increased energy costs also continue to have a negative impact on gross margin. TIMET currently expects production volumes to continue to increase in 2006, with overall capacity utilization expected to approximate 85% to 90% in 2006 (as compared to 80% in 2005). However, practical capacity utilization measures can vary significantly based on product mix.

     Under the terms of TIMET's new long-term agreement with Boeing, TIMET does not currently expect Boeing will incur a makeup payment for 2006 as TIMET expects Boeing will purchase at least its minimum specified volumes from TIMET. TIMET expects its 2006 operating income will increase 50% to 65% over 2005, to between $257 million and $282 million.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income in 2005 was higher as compared to the same periods of 2004 due primarily to a higher level of distributions received from The Amalgamated Sugar Company LLC ("LLC"). A significant portion of the Company's general corporate interest and dividend income relates to distributions received from The Amalgamated Sugar Company LLC and interest income on the Company's $80 million loan to Snake River Sugar Company. Dividend income for distributions from the LLC aggregated $23.7 million in 2003, $23.8 million in 2004 and $45.0 million in 2005, while interest income on the Company's loan to Snake River aggregated $5.2 million in each of 2003 and 2004 and $3.9 million in 2005. See Notes 5, 8 and 12 to the Consolidated Financial Statements. In October 2005, the Company and Snake River Sugar Company amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including the Company) as compared to levels required under the prior Company Agreement, which would result in the Company receiving annual distributions from the LLC in aggregate amounts approximately $25.4 million. In addition, assuming certain specified conditions are met (which conditions the Company met during the fourth quarter of 2005 and which are currently expected to be met during 2006), the LLC would be required to distribute, in addition to the distributions noted in the preceding sentence, additional amounts that would result in the Company receiving at least an additional $25 million during the 15-month period ending December 31, 2006 (with approximately $19 million received in the fourth quarter of 2005 and the remaining $6 million expected to be paid during 2006). Also in the fourth quarter of 2005, the Company recognized a $21.6 million charge to earnings related to the accrued interest on the Company's loan to Snake River that was forgiven. See Note 8 to the Consolidated Financial Statements.

     General corporate interest and dividend income in 2004 was comparable to 2003. Aggregate general corporate interest and dividend income in 2006 is currently expected to be lower than 2005 due primarily to lower expected distributions from the LLC, as discussed above.

     Insurance recoveries. NL has reached an agreement with a former insurance carrier in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount that NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. In addition, during 2005, NL recognized $2.2 million of recoveries from certain insolvent former insurance carriers relating to settlement of excess insurance claims that were paid to NL.

     Insurance  recoveries of $823,000 in 2003, $552,000 in 2004 and $804,000 in
2005 relate to NL's settlements with certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached prior to 2003, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. See
Note 12 to the Consolidated Financial Statements.

     While NL continues to seek additional insurance recoveries, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     Securities transactions. Net securities transactions gains in 2005 relate principally to a $14.7 million pre-tax gain ($6.6 million, or $.05 per diluted share, net of income taxes and minority interest) related to NL's sale of shares of Kronos common stock in market transaction and (ii) a $5.4 million gain ($3.1 million, or $.03 per diluted share, net of income taxes and minority interest) related to Kronos' sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes. See Notes 2 and 8 to the Consolidated Financial Statements.

     Net securities transactions gains in 2004 includes a $2.2 million gain ($1.1 million, or $.01 per diluted share, net of income taxes and minority interest) related to NL's sale of shares of Kronos common stock in market transactions. Securities transaction gains in 2003 relate principally to a gain of $316,000 related to NL's receipt of shares of Valhi common stock in exchange for shares of Tremont common stock held directly or indirectly by NL (such gain being attributable to NL stockholders other than the Company). See Notes 3 and 12 to the Consolidated Financial Statements.

     Other general corporate income items. The gain on disposal of fixed assets in 2003 relates primarily to the sale of certain real property of NL not associated with any operations. NL has certain other real property, including some subject to environmental remediation, which could be sold in the future for a profit. See Note 12 to the Consolidated Financial Statements.

     General corporate expenses. Net general corporate expenses in 2005 were $5.2 million higher than 2004, due primarily to higher legal expenses of NL. Net general corporate expenses in 2004 were $36.0 million lower than 2003 due primarily to lower environmental remediation and legal expenses of NL. Such environmental and legal expenses are included in selling, general and administrative expenses.

     Net general corporate expenses in calendar 2006 are currently expected to be higher as compared to calendar 2005, in part due to higher expected litigation and related expenses of NL. However, obligations for environmental remediation obligations are difficult to assess and estimate, and no assurance can be given that actual costs for environmental remediation will not exceed accrued amounts or that costs will not be incurred in the future with respect to sites for which no estimate of liability can presently be made. See Note 18 to the Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, including KII's euro-denominated Senior Secured Notes (euro 375 million outstanding at December 31, 2005). Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in 2005 was higher than 2004 due primarily to the interest expense associated with the additional euro 90 million principal amount of Senior Secured Notes issued in November 2004. In addition, the increase in interest expense was due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during all of both 2004 and 2005 by approximately $1 million.

     Interest expense in 2004 was higher than 2003 due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during all of both 2003 and 2004 by approximately $3 million.

     Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense in 2006 is expected to be approximate 2005.

     At December 31, 2005, approximately $706 million of consolidated indebtedness, principally KII's Senior Secured Notes and Valhi's loans from Snake River Sugar Company, bears interest at fixed interest rates averaging 9.1% (2004 - $770 million with a weighted average interest rate of 9.1%; 2003 - $607 million with a weighted average fixed interest rate of 9.1%). The weighted average interest rate on $11 million of outstanding variable rate borrowings at December 31, 2005 was 7.0% (2004 - 3.8%; 2003 - 3.1%). Relative changes in the weighted average interest rate on outstanding variable rate borrowings at December 31, 2003, 2004 and 2005 are due primarily to relative differences in the mix of such borrowings, with higher relative outstanding borrowings at December 31, 2004 as compared to December 31, 2003 under the KII European revolver, for which the interest rate is generally higher than the interest rate on any outstanding U.S. variable borrowings.

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

     The Company's income tax expense in 2005 includes the net non-cash effects of (i) the aggregate favorable effects of recent developments with respect to certain non-U.S. income tax audits of Kronos, principally in Belgium and Canada, of $12.5 million ($10.8 million, or $.09 per diluted share, net of minority interest), (ii) the favorable effect of recent developments with respect to certain income tax items of NL of $7.4 million ($6.2 million, or $.05 per diluted share, net of minority interest), (iii) the unfavorable effect with respect to the loss of certain income tax attributes of Kronos in Germany of $17.5 million ($15.2 million, or $.13 per diluted share, net of minority interest) and (iv) the unfavorable effect with respect to a change in CompX's permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries of $9.0 million ($5.1 million, or $.04 per diluted share, net of minority interest).

     At December 31, 2005,  Kronos had the  equivalent  of $593 million and $104 million of income tax loss  carryforwards  for  German  corporate  and trade tax purposes, respectively, all of which have no expiration date. As more fully described in Note 15 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, as of June 30, 2004, Kronos reversed $268.6 million of the valuation allowance (the portion related to future years), and Kronos reversed the remaining $3.4 million during the last six months of 2004. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     Also during 2004, NL recognized a second quarter $48.5 million income tax benefit related to income tax attributes of NL Environmental Management Services, Inc. ("EMS"), a subsidiary of NL. This income tax benefit resulted from a settlement agreement reached with the U.S. IRS concerning the IRS' previously-reported examination of a certain restructuring transaction involving EMS, and included (i) an $17.4 million tax benefit related to a reduction in the amount of additional income taxes and interest which NL estimates it will be required to pay related to this matter as a result of the settlement agreement and (ii) a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS (including a U.S. net operating loss carryforward) which NL now believes meet the "more-likely-than-not" recognition criteria.

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

     As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of Valhi's investment in Kronos beginning in December 2003 following NL's pro-data distribution of shares of Kronos common stock to NL's shareholders, including Valhi. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was $104.0 million in 2003, $83.7 million in 2004 and $10.4 million in 2005. In addition, the Company's provision for income taxes in 2003, 2004 and 2005 includes an aggregate $22.5 million, $2.5 million and $664,000, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to NL's shareholders other than Valhi during such periods.

     Minority interest. See Note 13 to the Consolidated Financial Statements.

     Discontinued  operations.   See  Note  22  to  the  Consolidated  Financial
Statements.

     Accounting principles newly adopted in 2003 and 2004. See Note 19 to the Consolidated Financial Statements.

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




     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 16 to the Consolidated Financial Statements. At December 31, 2005, the projected benefit obligations for all defined benefit plans was comprised of $98 million related to U.S. plans and $423 million related to non-U.S. plans. Substantially, all of such projected benefit obligations attributable to non-U.S. plans related to plans maintained by Kronos, and approximately 49%, 15% and 36% of the projected benefit obligations attributable to U.S. plans related to plans maintained by NL, Kronos and Medite Corporation, a former business unit of Valhi ("Medite plan").

     The Company accounts for its defined benefit pension plans using SFAS No. 87, Employer's Accounting for Pensions. Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $9.6 million in 2003, $13.5 million in 2004 and $13.1 million in 2005. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulation (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its defined benefit pension plans aggregated $14.8 million in 2003, $17.8 million in 2004 and $19.2 million in 2005.

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

     Approximately 65%, 14%, 14% and 4% of the projected benefit obligations attributable to plans maintained by Kronos at December 31, 2005 related to Kronos plans in Germany, Norway, Canada and the U.S., respectively. The Medite plan and NL's plans are all in the U.S. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                         Discount rates used for:
                       ------------------------------------------------------------------------------------------------
                               Obligations at                   Obligations at                   Obligations at
                       December 31, 2003 and expense     December 31, 2004 and expense       December 31, 2005 and
                                 in 2004                           in 2005                     expense in 2006
                       -------------------------------  --------------------------------  -----------------------------

Kronos and NL plans:
  Germany                            5.3%                             5.0%                              4.0%
  Norway                             5.5%                             5.0%                              4.5%
  Canada                             6.3%                             6.0%                              5.0%
  U.S.                               5.9%                             5.8%                              5.5%
Medite plan                          6.0%                             5.7%                              5.5%


     The assumed long-term rate return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

     At December 31, 2005, the fair value of plan assets for all defined benefit plans was comprised of $112 million related to U.S. plans and $226 million related to non-U.S. plans. All of such plan assets attributable to non-U.S. plans related to plans maintained by Kronos, and approximately 46%, 16% and 38% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos and the Medite plan, respectively. Approximately 51%, 19%, 18% and 7% of the plan assets attributable to plans maintained by Kronos at December 31, 2005 related to plans in Germany, Norway, Canada and the U.S., respectively. The Medite plan and NL's plans are all in the U.S. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differs from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

     o During 2005, substantially all of the Kronos, NL and Medite plan assets in the U.S. were invested in The Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 18-year history of the CMRT through December 31, 2005, the average annual rate of return has been approximately 14% (including a 36% return during 2005). At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 3% in U.S. fixed income securities, 7% in international equity securities and 4% in cash and other investments.
     o In Germany, the composition of Kronos' plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2005 was 23% to equity managers, 48% to fixed income managers and 29% to real estate.
     o In Norway, Kronos currently has a plan asset target allocation of 14% to equity managers, 64% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6% and 2.5%, respectively. The plan asset allocation at December 31, 2005 was 16% to equity managers, 62% to fixed income managers and the remainder primarily to cash and liquid investments.
     o In Canada, Kronos currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2005 was 64% to equity managers, 32% to fixed income managers and 4% to other investments.

The Company regularly reviews its actual asset allocation for each of its plans, and periodically rebalances the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2003, 2004 and 2005 were as follows:

                                                         2003                  2004                   2005
                                                         ----                  ----                   ----
Kronos and NL plans:
  Germany                                                 6.5%                 6.0%                   5.5%
  Norway                                                  6.0%                 6.0%                   5.5%
  Canada                                                  7.0%                 7.0%                   7.0%
  U.S.                                                   10.0%                10.0%                  10.0%
Medite plan                                              10.0%                10.0%                  10.0%

     The Company currently expects to utilize the same long-term rates of return on plan asset assumptions in 2006 as it used in 2005 for purposes of determining the 2006 defined benefit pension plan expense.

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

     As discussed above, assumed discount rates and rate of return on plan assets are re-evaluated annually. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains. Under GAAP, all of such actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of net periodic defined benefit pension cost. However, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

     During 2005, all of the Company's defined benefit pension plans generated a net actuarial loss of $101.4 million. This actuarial loss, principally related to Kronos' defined benefit pension plans, resulted primarily from the general overall reduction in the assumed discount rates as well as the unfavorable effect of using updated mortality tables (which generally reflect individuals living longer than prior mortality tables used), partially offset by an actual return on plan assets in excess of the assumed return.

     While actuarial gains and losses are deferred and amortized into income in future periods, as discussed above, GAAP also requires that a minimum amount of accrued pension cost be recognized in a statement of financial position for any plans for which the accumulated benefit obligation is less than the fair value of plan assets. To the extent GAAP accounting would otherwise result in an accrued pension cost balance for such plans that was less than the excess of the aggregate accumulated benefit obligation over the value of the related plan assets, GAAP then requires that such excess be recognized as a component of the consolidated accrued pension cost, with the offset to such additional accrued pension cost (commonly referred to as an "additional minimum liability") recognized (i) first as an intangible asset up to specified amounts (referred to as "unrecognized net pension obligations" in the Company's balance sheet and then (ii) second as part of accumulated other comprehensive income (loss). At December 31, 2005, and primarily as a result of the aggregate $101.4 million actuarial loss generated during 2005 as discussed above, the aggregate amount of the additional minimum liability required to be recognized by Kronos increased by approximately $87 million at December 31, 2005 as compared to December 31, 2004, resulting in the Company recognized aggregate accrued pension cost (current and noncurrent) of $153.5 million at December 31, 2005 as compared to $86.5 million at December 31, 2004.

     Based on the actuarial assumptions described above and Kronos' current expectations for what actual average foreign currency exchange rates will be during 2006, the Company currently expects aggregate defined benefit pension expense will approximate $19 million in 2006. In comparison, the Company currently expects to be required to make approximately $18 million of aggregate contributions to such plans during 2006.

     As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If Kronos and NL had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2005, their aggregate projected benefit obligations would have increased by approximately $16.5 million at that date, and their aggregate defined benefit pension expense would be expected to increase by approximately $2 million during 2006. Similarly, if Kronos and NL lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, their defined benefit pension expense would be expected to increase by approximately $700,000 during 2006. Similar assumed changes with respect to the discount rate and expected long-term rate of return on plan assets for the Medite plan would not be significant.

     OPEB plans. Certain subsidiaries of the Company currently provide certain health care and life insurance benefits for eligible retired employees. See Note 16 to the Consolidated Financial Statements. At December 31, 2005, approximately 35%, 33% and 31% of the Company's aggregate accrued OPEB costs relate to Tremont, NL and Kronos, respectively. Kronos provides such OPEB benefits to retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to retirees in the U.S. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $935,000 in 2003, $2 million in 2004 and $1.2 million in 2005. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $5.2 million in 2003, $5.7 million in 2004 and $5.0 million in 2005. Substantially all of the Company's accrued OPEB costs relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB costs has been, and is expected to continue to, decline gradually.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its U.S. and Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. In certain cases, NL has the right to pass on to retirees all or a portion of any increases in health care costs. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2005, the expected rate of increase in future health care costs ranges from 8.2% to 9.0% in 2006, declining to rates of between 4% and 5.5% in 2010 and thereafter.

     Based on the actuarial assumptions described above and Kronos' current expectation for what actual average foreign currency exchange rates will be during 2006, the Company expects its consolidated OPEB expense will approximate $1.3 million in 2006. In comparison, the Company expects to be required to make approximately $3.9 million of contributions to such plans during 2006.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rates by 25 basis points for all of its OPEB plans as of December 31, 2005, the Company's aggregate projected benefit obligations would have increased by approximately $1.2 million at that date, and the Company's OPEB expense would be expected to increase by less than $100,000 during 2006. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $2.7 million at December 31, 2005, and OPEB expense would have increased by $221,000 in 2006.

Foreign operations

     Kronos. Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of Kronos' assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2005, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and British pound sterling.

     CompX. CompX has substantial operations and assets located outside the United States, principally slide and/or ergonomic product operations in Canada and Taiwan.

     TIMET. TIMET also has substantial operations and assets located in Europe, principally in the United Kingdom, France and Italy. The United Kingdom has not adopted the euro. Approximately 58% of TIMET's European sales was denominated in the British pound or the euro. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings.

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

     At December 31, 2005, the Company's third-party indebtedness was substantially comprised of (i) Valhi's $250 million of loans from Snake River Sugar Company due in 2027, (ii) KII's euro-denominated Senior Secured Notes (equivalent of $449 million principal amount outstanding) due in 2009 and (iii) Kronos' U.S. revolving bank credit facility ($11.5 million outstanding) due in 2008. Accordingly, since none of such indebtedness comes due in 2006, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during 2006 will be required to be used to repay indebtedness during 2006.

     Based upon the Company's expectations for the industries in which its subsidiaries and affiliates operate, and the anticipated demands on the Company's cash resources as discussed herein (including debt refinancing expectations), the Company expects to have sufficient liquidity to meet its short-term obligations (defined as the twelve-month period ending December 31, 2006) and its long-term obligations (defined as the five-year period ending
December 31, 2010, the time period for which the Company generally does long-term budgeting), including operations, capital expenditures, debt service current dividend policy and repurchases of its common stock. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense, deferred income taxes, asset impairment charges and unrealized securities transactions gains and losses. Non-cash interest expense relates principally to Kronos and consists of amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Cash flows from operating activities decreased from $142.1 million in 2004 to $104.3 million in 2005. This $37.8 million net decrease is due primarily to the net effects of (i) lower net income of $148.6 million, (ii) higher net securities transaction gains of $18.1 million, (iii) a higher provision for deferred income taxes of $256.9 million, (iv) lower minority interest of $32.7 million, (v) higher equity in earnings of TIMET of $42.2 million, (vi) lower net cash distributions from the TiO2 manufacturing joint venture of $3.8 million,
(vii) higher net cash paid for income taxes of $74.7 million, due in large part to $44.7 million of aggregate income tax refunds received by Kronos in 2004 and a $21 million payment by NL in 2005 to settle a previously-reported income tax audit, (viii) $50.5 million higher use of cash related to relative changes in working capital items (principally accounts receivable, inventories, payables and accruals and accounts with affiliates) , and (ix) higher net cash generated from relative changes in other noncurrent assets and liabilities of $11.7 million.

     Cash flows provided from operating activities increased from $108.5 million in 2003 to $142.1 million in 2004. This $33.6 million increase was due primarily to the net effect of (i) higher net income of $317.7 million, (ii) goodwill impairment in 2004 of $6.5 million, (iii) lower net gains from the disposal of property and equipment of $10.7 million, (iv) a larger deferred income tax benefit of $364.0 million, (v) higher depreciation and amortization expense of $5.4 million, (vi) higher distributions from Kronos' TiO2 manufacturing joint venture of $7.7 million, (vii) a $25.0 million improvement in equity in earnings (losses) of TIMET, (viii) higher minority interest of $51.5 million, (ix) a higher use of cash related to relative changes in working capital items (principally accounts receivable, inventories, payables and accruals and accounts with affiliates) of $2.7 million, (x) higher net cash used from relative changes in other noncurrent assets and liabilities of $37.9 million and
(xi) higher cash received for income taxes of $16.3 million.

     Relative changes in working capital assets and liabilities can have a significant effect on cash flows from operating activities. Kronos' average days sales outstanding ("DSO") decreased from 60 days at December 31, 2004 to 55 days at December 31, 2005, due to the timing of collection. At December 31, 2005, Kronos' average number of days in inventory ("DII") increased to 102 days from 97 days at December 31, 2004 due to the effects of higher production volumes and lower sales volumes. CompX's average DSO related to its continuing operations increased from 38 days at December 31, 2004 to 40 days at December 31, 2005 due to timing of collection on the slightly higher accounts receivable balance at the end of 2005. CompX's average DII related to its continuing operations was 52 days at December 31, 2004 and 59 days at December 31, 2005. The increase in CompX's DII is primarily due to higher raw material prices, primarily steel.

     Valhi does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that such subsidiaries and affiliates are not 100% owned by Valhi. A detail of Valhi's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends (most of which are paid to Valhi Parent and NL Parent and, prior to 2005, Tremont).

                                                                                Years ended December 31,
                                                                          ------------------------------------
                                                                          2003            2004            2005
                                                                          ----            ----            ----
                                                                                     (In millions)

Cash provided (used) by operating activities:
  Kronos                                                                 $107.7          $151.0          $ 97.8
  NL Parent                                                               (10.2)            8.8           (20.1)
  CompX                                                                    24.4            30.2            20.0
  Waste Control Specialists                                                (6.6)           (7.4)           (7.7)
  Tremont                                                                   7.2             2.0            (5.0)
  Valhi Parent                                                             30.6            24.8           101.4
  Other                                                                    (2.7)            (.3)            (.7)
  Eliminations                                                            (41.9)          (67.0)          (81.4)
                                                                         ------          ------          ------

                                                                         $108.5          $142.1          $104.3
                                                                         ======          ======          ======


     Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

     At December 31, 2005, firm purchase commitments for capital projects in process approximated $10.0 million, of which $7.4 million relates to Kronos' Ti02 facilities and the remainder relates to CompX's facilities. Aggregate capital expenditures for 2006 are expected to approximate $67 million ($41 million for Kronos, $16 million for CompX and $10 million for Waste Control Specialists). Capital expenditures in 2006 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During 2005, (i) Valhi purchased shares of TIMET common stock in market transactions for $18.0 million, (ii) NL sold shares of Kronos common stock in market transactions for $19.2 million, (iii) NL purchased shares of CompX common stock in market transactions for $3.6 million, (iv) Valhi purchased shares of Kronos common stock in market transactions for $7.0 million, (v) CompX received a net $18.1 million from the sale of its Thomas Regout operations (which had approximately $4.0 million of cash at the date of disposal), (vi) Valhi received a net $4.9 million on its short-term loan to Contran, (vii) NL collected $10.0 million on its loan to one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements, (viii) the Company made net purchases of marketable securities of $9.8 million, (ix) Kronos received $3.5 million from the sale of its passive interest in a Norwegian smelting operations, (x) CompX acquired a company for an aggregate of $7.3 million and (xi) Valhi collected $80.0 million principal amount of its loan to Snake River Sugar Company. See Notes 2, 8 and 15 to the Consolidated Financial Statements.

     During 2004, (i) Valhi purchased shares of Kronos common stock in market transactions for $17.1 million, (ii) NL collected $4 million on its loan to one of the Contran family trusts, (iii) Valhi loaned a net $4.9 million to Contran and (iv) NL sold shares of Kronos common stock in market transactions for net proceeds of $2.7 million.

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

     Financing activities. During 2005, Kronos repaid an aggregate euro 10 million ($12.9 million when repaid) under its European revolving credit facility, Kronos borrowed a net $11.5 million under its U.S. credit facility and entered into additional capital lease arrangements for certain mining equipment for the equivalent of $4.4 million, and Valhi borrowed and repaid $5.0 million under its revolving bank credit facility. Valhi, which increased its regular quarterly dividend from $.06 per share to $.10 per share in the first quarter of 2005, paid cash dividends in 2005 aggregating $48.8 million. Distributions to minority interest in 2005 are primarily comprised of Kronos cash dividends paid to shareholders other than Valhi and NL, NL cash dividends paid to shareholders other than Valhi and CompX dividends paid to shareholders other than NL. Valhi purchased approximately 3.5 million shares of its common stock in market and other transactions for an aggregate of $62.1 million, and other cash flows from financing activities in 2005 relate primarily to proceeds from the issuance of NL, CompX and Valhi common stock upon exercises of stock options.

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

     At December 31, 2005, unused credit available under existing credit facilities approximated $287.4 million, which was comprised of: CompX - $50.0 million under its revolving credit facility; Kronos - $92.3 million under its European credit facility, $33.5 million under its U.S. credit facility, $12.8 million under its Canadian credit facility and $.3 million under other non-U.S. facilities; and Valhi - $98.5 million under its revolving bank credit facility. See Note 10 to the Consolidated Financial Statements.

     In March 2006, Valhi's board of directors declared Valhi's regular quarterly dividend of $.10 per share, to be paid on March 31, 2006 to Valhi shareholders of record as of March 16, 2006. However, the declaration and payment of future dividends, and the amount thereof, is discretionary and dependent upon several factors. See Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Common Stock."

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

     Off-balance sheet financing arrangements. Other than the operating leases discussed in Note 18 to the Consolidated Financial Statements, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - Kronos

     At December 31, 2005, Kronos had cash, cash equivalents and marketable debt securities of $76.0 million, including restricted balances of $3.9 million, and Kronos had approximately $139 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At December 31, 2005, Kronos' outstanding debt was comprised of $449.3 million related to KII's Senior Secured Notes, $11.5 million outstanding under Kronos' U.S. revolving credit facility and approximately $4.5 million of other indebtedness.

     Kronos' capital expenditures during the past three years aggregated $117.9 million, including $15 million ($4 million in 2005) for Kronos' ongoing environmental protection and compliance programs. Kronos' estimated 2006 capital expenditures are $41 million, including $6 million in the area of environmental protection and compliance.

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

     Kronos periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, Kronos in the past has sought and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, Kronos may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, Kronos may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing Kronos' existing debt.

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' consolidated net assets, will fluctuate based upon changes in currency exchange rates.

NL Industries Parent

     At December 31, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $59.9 million, including restricted balances of $4.3 million.

     See Note 15 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 18 to the Consolidated Financial Statements and Item 3, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 18 to the Consolidated Financial Statements and Item 3, various legislation and administrative regulations have, from time to time, been proposed that seek to
(i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

     Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. In December 2003, and in conjunction with a recapitalization of Kronos, NL completed the distribution of approximately 48.8% of Kronos' common stock to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. During 2004 and the first quarter of 2005, NL paid an aggregate of five quarterly dividends in the form of shares of Kronos common stock, in which an aggregate of approximately 1.5 million shares of Kronos' common stock (3.0% of Kronos' outstanding shares) were distributed to NL shareholders (including Valhi and Tremont) in the form of pro-rata dividends. Valhi and Tremont (which until January 2005 owned part of the Company's interest in NL) received an aggregate of approximately 1.2 million shares of Kronos with respect to these distributions. In January 2005, Tremont distributed to Valhi its ownership interest in Kronos. NL's 2003, 2004 and 2005 distributions of shares of common stock of Kronos are taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed on the various dates of distribution and NL's adjusted tax basis in such stock at such dates of distribution. The amount of such tax liability related to the shares of Kronos distributed to NL shareholders other than Valhi and Tremont was approximately $22.5 million in 2003, $2.5 million in 2004 and $664,000 in 2005, and such amounts are recognized as a component of the Company's consolidated provision for income taxes in such periods. Other than the Company's recognition of such NL tax liabilities, the completion of the December 2003 and 2004 and 2005 quarterly distributions of Kronos had no other impact on the Company's consolidated financial position, results of operations or cash flows. See Note 3 to the Consolidated Financial Statements.

     The amount of NL's separate tax liability with respect to the shares of Kronos distributed to Valhi and Tremont, while recognized by NL at its separate company level, is not recognized in the Company's consolidated financial statements because the separate tax liability is eliminated at the Valhi level due to Valhi, Tremont and NL all being members of the Contran Tax Group. With respect to such shares of Kronos distributed to Valhi and Tremont, effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require NL to pay up to Valhi the separate tax liability generated from the distribution of such Kronos shares to Valhi and Tremont. On November 30, 2004 Valhi and NL agreed to further amend the terms of their tax sharing agreement to provide that NL would now be required to pay up to Valhi the separate tax liability generated from the distribution of shares of Kronos common stock to Valhi and Tremont, including the tax related to such shares distributed to Valhi and Tremont in December 2003 and the tax related to the shares distributed to Valhi and Tremont during all of 2004. In determining to so amend the terms of the tax sharing agreement, NL and Valhi considered, among other things, the changed expectation for the generation of taxable income at the NL level resulting from the inclusion of CompX in NL's consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1 to the Consolidated Financial Statements. Valhi and NL further agreed that in lieu of a cash income tax payment, such separate tax liability could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL. Such tax liability related to the shares of Kronos distributed to Valhi and Tremont in December 2003 and 2004, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $227 million. Accordingly, in the fourth quarter of 2004 NL transferred approximately
5.5 million shares of Kronos common stock to Valhi in satisfaction of such separate tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at an agreed-upon price of $41 per share. Kronos' average closing market prices during the months of November and December 2004 were $41.53 and $41.77, respectively. NL also considered the fact that the shares of Kronos held by non-affiliates are very thinly traded, and consequently an average price over a period of days mitigates the effect of the thinly-traded nature of Kronos' common stock. The transfer of such 5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, had no effect on the Company's consolidated financial statements, and as noted above such tax liability is not recognized in the Company's consolidated financial statements because it is eliminated at the Valhi level due to Valhi, Tremont and NL all being members of Valhi's tax group on a separate-company basis and of the Contran Tax Group. Such tax liability related to the shares of Kronos distributed to Valhi in the first quarter of 2005 aggregated $3.3 million, and such tax liability was paid by NL to Valhi in cash. This aggregate $230 million tax liability has not been paid by Valhi to Contran, nor has Contran paid such tax liability to the applicable tax authority. Such income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to Valhi and Tremont are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi. However, as discussed in Note 1 to the Consolidated Financial Statements, the Company does recognize deferred income taxes with respect to its investment in Kronos, and in accordance with GAAP the amount of such deferred income taxes recognized by Valhi ($184 million at December 31, 2005) is limited to this $230 million tax liability. See Note 3 to the Consolidated Financial Statements.

     Following the second of such 2004 quarterly dividends of NL, NL no longer owned a majority of Kronos' outstanding common stock, and accordingly NL ceased to consolidate Kronos as of July 1, 2004. However, the Company continues to consolidate Kronos since the Company continues to own a majority of Kronos, either directly or indirectly through NL.

     Prior to September 24, 2004, the Company's ownership of CompX was owned by Valhi and Valcor (a wholly-owned subsidiary of Valhi). On September 24, 2004, NL completed the acquisition of the CompX shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note and related interest income and interest expense were eliminated in the preparation of the Company's Consolidated Financial Statements). See Note 3 to the Consolidated Financial Statements. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control, and such transaction had no effect on the Company's consolidated financial statements. After such acquisition, NL retained a $31.4 million note receivable from Kronos, which note receivable Kronos prepaid in November 2004 using funds from KII's November 2004 issuance of euro 90 million principal amount of KII Senior Secured Notes.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the component products or other industries, as well as the acquisition of interests in, and loans to, related entities.


Component products - CompX International

     CompX's capital  expenditures  during the past three years aggregated $24.7
million.  Such  capital  expenditures  included  manufacturing   equipment  that
emphasizes improved production and efficiency.

     CompX received approximately $18.1 million cash (net of expenses) in January 2005 upon the sale of its Thomas Regout operations in The Netherlands. See Note 22 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends (if declared). To the extent that CompX's actual operating results or other developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

     In August 2005, CompX completed the acquisition of a components product company for aggregate cash consideration of $7.3 million, net of cash acquired. See Note 3 to the Consolidated Financial Statements.

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


Waste management - Waste Control Specialists

     At December 31, 2005, Waste Control Specialists' indebtedness consisted principally of $4.6 million of borrowings owed to a wholly-owned subsidiary of Valhi (December 31, 2004 intercompany indebtedness - $4.6 million). During 2005, this subsidiary of Valhi loaned an additional net $21.9 million to Waste Control Specialists, which were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such $21.9 million of net additional borrowings by Waste Control Specialists during 2005 were contributed to Waste Control Specialists' equity as of December 31, 2005. Such indebtedness is eliminated in the Company's Consolidated Financial Statements. Waste Control Specialists will likely borrow additional amounts during 2006 from such Valhi subsidiary under the terms of its revolving credit facility, that as amended has a maturity date of March 2007 and provides for borrowings by Waste Control Specialists of up to $19.0 million as of December 31, 2005.

     Waste Control Specialists capital expenditures and capitalized permit costs during the past three years aggregated $22.2 million. Such expenditures were funded primarily from certain debt financing provided to Waste Control Specialists by the wholly-owned subsidiary of Valhi.

TIMET

     At December 31, 2005, TIMET had $124 million of borrowing availability under its various U.S. and European credit agreements.

     In May 2005, TIMET announced it plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007 and cost an aggregate of $38 million, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over the current sponge production capacity levels at its Nevada facility. TIMET's capital expenditures during the past three years aggregated $97.2 million ($61.1 million in 2005), including $11.8 million spent in 2005 related to such expansion of its sponge facility in Nevada and $24 million spent in 2005 related to completion of the construction of a water conservation facilty in Nevada. TIMET's capital expenditures during 2006 are currently expected to range from $90 million to $100 million, including $23 million related to the expansion of the Nevada sponge facility as well as additional capacity improvements as TIMET continues to prepare for increased demand by certain customers under long-term agreements.

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

     In 2003, TIMET effected a reverse split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock, in 2004 TIMET effected a 5:1 split of its common stock and in 2005 TIMET effected another 2:1 split of its common stock. Such stock splits had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of such splits. The per share disclosures related to TIMET discussed herein have been adjusted to give effect to such splits.

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

     In August 2004,  TIMET  completed an exchange offer in which  approximately
3.9 million shares of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I were exchanged for an aggregate of 3.9 million shares of a newly-created Series A Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. Dividends on the Series A shares accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and are convertible into shares of TIMET common stock at the rate of one and two-thirds of a share of TIMET common stock per Series A share. The Series A shares are not mandatorily redeemable, but are redeemable at the option of TIMET in certain circumstances. Through December 31, 2005, an aggregate of approximately 926,000 shares of such preferred stock were converted into an aggregate of 6.2 million shares of TIMET's common stock, and 3.0 million preferred shares remained outstanding.

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

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. At Kronos' current quarterly cash dividend rate of $.25 per share, and based on the 28.1 million shares of Kronos held by Valhi at December 31, 2005, Valhi would receive aggregate annual dividends from Kronos of $28.1 million. NL, which paid its 2004 regular quarterly dividends of $.20 per share in the form of shares of Kronos common stock, increased its regular quarterly dividend in the first quarter of 2005 to $.25 per share, which also was in the form of shares of Kronos common stock. In the second, third and fourth quarters of 2005, NL paid its regular quarterly dividend in the form of cash. In March 2006, NL reduced its regular quarterly dividend to $.125 per share. Assuming NL paid its regular quarterly dividends in the form of cash at such reduced rate, and based on the 40.4 million shares of NL common stock held by Valhi at December 31, 2005, Valhi would receive aggregate annual dividends from NL of $20.2 million. The Company does not currently expect to receive any distributions from Waste Control Specialists or TIMET during 2006. CompX dividends, which resumed in the fourth quarter of 2004, are paid to NL. See also the discussion contained in Item 1A - "Risk Factors - our assets consist primarily of investments in our operating subsidiaries and we are dependent upon distributions from our subsidiaries."

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

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. On April 1, 2005, the Company purchased 2.0 million shares of its common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million. Such shares were purchased under the stock repurchase program. Valhi's independent directors approved such purchase. The Company has also purchased during the second, third and fourth quarters of 2005 an additional 1.5 million shares of its common stock under the repurchase program in market transactions for an aggregate of $27.1 million. See Note 14 to the Consolidated Financial Statements.

     At December 31, 2005, Valhi had $119.8 million of parent level cash and cash equivalents and had no amounts outstanding under its revolving bank credit agreement. In addition, Valhi had $98.5 million of borrowing availability under its revolving bank credit facility. See Note 10 to the Consolidated Financial Statements.

     As noted above, in September 2004 NL completed the acquisition of the shares of CompX common stock previously held by Valhi and Valcor. The purchase price for these shares was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's note receivable from Kronos ($162.5 million to Valcor and $6.1 million to Valhi). In October 2004, Valcor distributed to Valhi its $162.5 million note receivable from Kronos, and subsequently in the fourth quarter of 2004 Kronos prepaid the $168.5 million note payable to Valhi using cash on hand and funds from KII's November 2004 issuance of euro 90 million principal amount of its Senior Secured Notes. Valhi used $58 million of the proceeds from the repayment of its note receivable from Kronos to repay the outstanding balance under its revolving bank credit facility. The remainder of such funds were available for Valhi's general corporate purposes.

     The terms of The Amalgamated Sugar Company LLC Company Agreement provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income upon receipt, which occurs in the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2006, Valhi currently expects that distributions received from the LLC in 2006 will exceed its debt service requirements under its $250 million loans from Snake River Sugar Company.

     Certain covenants contained in Snake River's third-party senior debt allowed Snake River in certain circumstances to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its scheduled maturity in 2007, and such loan was subordinated to Snake River's third-party senior debt. During the third quarter of 2005, Snake River prepaid such senior third-party senior debt, and Snake River subsequently made an aggregate of $5.5 million of debt service payments to Valhi during the quarter. At September 30, 2005, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $36.7 million and was classified as a noncurrent asset. The Company believed it would ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the
LLC). Following the complete repayment of Snake River's third-party senior debt, Snake River was required, under the terms of the Company's loan to Snake River, to use all of its available cash resources to make debt service payments to Valhi (estimated to be approximately $20 million annually), including the funds that Snake River previously was using to fund debt service on its third-party senior debt. In October 2005, when Valhi agreed to forgive approximately $21.6 million of accrued and unpaid interest in return for Snake River prepaying an aggregate of $94.8 million under its loan from Valhi, Valhi considered, among other things, the present value of the future repayment of its loan to Snake River under the present terms, the income tax benefit relating to forgiveness of the accrued interest and Valhi's various alternate reinvestment opportunities with respect to such prepayment and the returns thereon. Consequently, while Valhi continued to believe it would ultimately fully collect all amounts due under the terms of its loan to Snake River, Valhi was willing to accept a discount under certain conditions (principally, Snake River's $94.8 million prepayment). In October 2005, Snake River completed a new senior loan facility that generated funds sufficient to make the $94.8 million prepayment to Valhi, and Valhi accordingly forgave the remaining accrued and unpaid interest. See
Note 3 and 8 to the Consolidated Financial Statements.

     The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2012, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company, if any. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River. Redemption of the Company's interest in the LLC would result in the Company reporting income related to the disposition of its LLC interest for income tax purposes, although the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest was redeemed (as discussed in Note 3 to the Consolidated Financial Statements). However, because of Snake River's ability to call its $250 million loans to Valhi upon redemption of the Company's interest in the LLC, the net cash proceeds (after repayment of the debt) generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

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

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 10 and 18 to the Consolidated Financial Statements. The Company's obligations related to the long-term supply contract for the purchase of Ti02 feedstock is more fully described in Note 18 to the Consolidated Financial Statements and above in "Business - Chemicals - Kronos Worldwide, Inc., - manufacturing process, properties and raw materials." The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries as of December 31, 2005 by the type and date of payment.

                                                                         Payment due date
                                                --------------------------------------------------------------------
                                                                                              2011 and
         Contractual commitment                 2006        2007/2008       2009/2010           after          Total
         ----------------------                 ----        ---------       ---------         --------         -----
                                                                           (In millions)

Third-party indebtedness:
  Principal                                      $ 1.6           $ 13.6          $452.2          $250.0           $717.4
  Interest                                        63.4            126.2            85.8           376.0            651.4

Operating leases                                   5.4              6.9             3.7            21.1             37.1

Kronos' long-term supply
 contract for the purchase
 of TiO2 feedstock                               194.6            312.7           173.5              -             680.8

CompX raw material and
 other purchase commitments                       16.9               -               -               -              16.9

Fixed asset acquisitions                          10.0               -               -               -              10.0

Income taxes                                      24.7               -               -               -              24.7
                                                ------           ------          ------          ------         --------

                                                $316.6           $459.4          $715.2          $647.1         $2,138.3
                                                ======           ======          ======          ======         ========

     The timing and amount shown for the Company's commitments related to indebtedness (principal and interest), operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to indebtedness involving revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2005, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2005 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2005, which is assumed to be paid during 2006. A significant portion of the amount shown for indebtedness relates to KII's Senior Secured Notes ($449.3 million at December 31, 2005). Such indebtedness is denominated in euro. See
Item 7A - "Quantative and Qualitative Disclosures About Market Risk" and Note 10 to the Consolidated Financial Statements.

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

     In addition, Waste Control Specialists is a party to an agreement which could require Waste Control Specialists to pay certain amounts to a third party based upon specified percentages of qualifying revenues. The Company has not included any amounts for this conditional commitment in the above table because the Company currently believes it is not probable that the Company will be required to pay any amounts pursuant to this agreement. See Note 18 to the Consolidated Financial Statements.

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail. The above table also does not reflect any amounts that the Company might pay related to its asset retirement obligations, as the timing and amounts of such future fundings are unknown. See Notes 16 and 19 to the Consolidated Financial Statements.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or similar risk associated with future sales, or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2004 and 2005. See Notes 1 and 21 to the Consolidated Financial Statements for a discussion of the assumptions used to estimate the fair value of the financial instruments to which the Company is a party at December 31, 2004 and 2005.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness and certain interest-bearing notes receivable.

     At December 31, 2005, the Company's aggregate indebtedness was split between 98% of fixed-rate instruments and 2% of variable-rate borrowings (2004 - 98% of fixed-rate instruments and 2% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2005. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2005 using exchange rates of 1.18 U.S. dollars per euro.


                                                              Amount
                                                    -----------------------
                                                    Carrying            Fair           Interest          Maturity
                 Indebtedness*                        value            value             rate              date
                 -------------                      --------           -----           --------          --------
                                                           (In millions)

Fixed-rate indebtedness:
  Euro-denominated KII
   Senior Secured Notes                              $449.3          $463.6              8.9%               2009
  Valhi loans from Snake River                        250.0           250.0              9.4%               2027
  Other                                                 2.0             2.0              7.7%              Various
                                                     ------          ------
                                                      701.3           715.6              9.1%
                                                     ------          ------

Variable-rate indebtedness -
  Kronos U.S. revolver                                 11.5            11.5              7.0%               2008
                                                     ------          ------

                                                     $712.8          $727.1              9.0%
                                                     ======          ======

* Denominated in U.S. dollars, except as otherwise indicated. Excludes capital lease obligations.

     At December 31, 2004, fixed rate indebtedness aggregated $769.8 million (fair value - $799.7 million) with a weighted-average interest rate of 9.1%;
variable rate indebtedness at such date aggregated $13.6 million, which approximates fair value, with a weighted-average interest rate of 3.9%. Such fixed rate indebtedness was denominated in the euro (68% of the total) or the U.S. dollars 32%. At December 31, 2004, all outstanding fixed-rate indebtedness was denominated in U.S. dollars or the euro, and the outstanding variable rate borrowings were denominated in the euro.

     The Company had an $80 million loan to Snake River Sugar Company at December 31, 2004. Such loan bore interest at a fixed interest rate of 6.49%, and the estimated fair value of such loan at such date was $96.3 million. The potential decrease in the fair value of such loan resulting from a hypothetical 100 basis point increase in market interest rates would be approximately $5.4 million at December 31, 2004. Such loan was prepaid during 2005. See Note 8 to the Consolidated Financial Statements.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the British pound sterling.

     As described above, at December 31, 2005, Kronos had the equivalent of $449.3 million of outstanding euro-denominated indebtedness (2004- the equivalent of $532.8 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $44.4 million at December 31, 2005 (2004 - $52.4 million).

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. During 2004 and 2005, Kronos has not used hedge accounting for any of its contracts. To manage such exchange rate risk, at December 31, 2005, Kronos held a series of short-term currency forward contracts, which mature through March 2006, to exchange an aggregate of U.S. $7.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.16 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at December 31, 2005 was not material. Kronos held no such contracts at December 31, 2004, and held no other significant derivative contracts at December 31, 2004 or 2005.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. At December 31, 2005, CompX had entered into a series of short-term forward exchange contracts maturing through March 2006 to exchange an aggregate of $6.5 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. The actual exchange rate was Cdn. $1.17 per U.S. dollar at December 31, 2005. At December 31, 2004 CompX had entered into a series of short-term forward exchange contracts maturing through March 2005 to exchange an aggregate of $7.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar. The estimated fair value of such forward exchange contracts at December 31, 2004 and 2005 is not material.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 2004 and 2005 was $266.2 million and $270.5 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $26.6 million at December 31, 2004 and $27.1 million at December 31, 2005.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Remediation of Prior Material Weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has previously concluded that as of December 31, 2004 and March 31, June 30 and September 30, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes. Specifically, the Company did not have adequate personnel with sufficient knowledge of income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes as well as the income taxes payable to affiliates resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Company, (ii) current income taxes related to distributions or transfer of Kronos common stock made by NL Industries, Inc., a majority-owned subsidiary of the Company, to NL's stockholders and (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the previously-reported restatements of the Company's 2002, 2003 and 2004 consolidated financial statements and its 2004 and 2005 interim financial information. Additionally, this control deficiency could result in a misstatement of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constituted a material weakness.

     To remediate this material weakness, in the fourth quarter of 2005 additional resources have been added with a background in accounting for income taxes in accordance with SFAS No. 109 and the related authoritative guidance. Management has concluded that the addition of such staff has ensured that accounting principles generally accepted in the United States of America has been appropriately applied with respect to the calculation and classification within the consolidated financial statements of income tax provisions and related current and deferred income tax accounts. Accordingly, the Company has concluded that this material weakness no longer exists at December 31, 2005.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's President and Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a management report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2005. The Company's independent registered public accounting firm is also required to audit the Company's internal control over financial reporting as of December 31, 2005.

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

     Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the "COSO" framework). Based on the Company's evaluation under that framework, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited the Company's Consolidated Financial Statement included in this Annual Report on Form 10-K, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as stated in their report which is included in this Annual Report on Form 10-K.

     Changes in Internal Control Over Financial Reporting. Other than the remediation of the material weakness discussed above, there have been no changes to the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2005, the Company's chief executive officer filed such annual certification with the NYSE. The 2005 certification was qualified in that, while the Company had publicly disclosed in its latest proxy statement that the audit committee chairman presided at meetings of its independent directors and how its stockholders might communicate directly with the audit committee chairman, it had not publicly disclosed how other interested parties could communicate with the presiding director of the non-management directors and had not established procedures as to who presided at meetings of non-management directors. The Company remediated this qualification by amending its corporate governance guidelines on November 1, 2005, disclosing that the audit committee chairman presided at meetings of the non-management directors and how stockholders and other interested parties might communicate with the presiding director. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2005 have been filed as exhibits 31.1 and
31.2 to this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) and (c)   Financial Statements and Schedules

               The Registrant

               The Consolidated Financial Statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

               50%-or-less owned persons

               The consolidated financial statements of TIMET (39%-owned at December 31, 2005) are filed as Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management's Report on Internal Control Over Financial Reporting of TIMET is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

 (b)     Exhibits

               Included as exhibits are the items listed in the Exhibit Index. The Company has retained a signed original of any of these exhibits that contain signatures, and the Company will provide such exhibit to the Commission or its staff upon request. Valhi will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs to Valhi of furnishing the exhibits. Valhi will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, its Audit Committee Charter and its Corporate Governance Guidelines, each as adopted by the Company's board of directors, upon request. Such requests should be directed to the attention of Valhi's Corporate Secretary at Valhi's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2005 will be furnished to the Commission upon request.

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

   10.4 Intercorporate Services Agreement between Contran Corporation and CompX effective January 1, 2004 - incorporated by reference to
               Exhibit 10.2 to CompX's Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.


Item No.                         Exhibit Item

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

 10.16 Prerepayment and Termination Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company and Wells Fargo Bank Northwest, N.A. - incorporated by reference to Exhibit No. 10.1 to the Registrant's Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

Item No.                         Exhibit Item


  10.17        Company  Agreement  of The  Amalgamated  Sugar  Company LLC dated
               January 3, 1997 (to be effective December 31, 1996) - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

  10.18 First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997 - incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

  10.19 Second Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated November 30, 1998 - incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

  10.20 Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000 - incorporated by reference to
               Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

  10.21 Amended and Restated Company Agreement of The Amalgamated Sugar Company LLC dated October 14, 2005 among The Amalgamated Sugar Company LLC, Snake River Sugar Company and The Amalgamated Collateral Trust - incorporated by reference to Exhibit No. 10.7 to the Registrant's Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

  10.22 Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

  10.23 Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

  10.24 Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

  10.25 Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998 - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

  10.26 Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.


Item No.                         Exhibit Item


 10.27 Fourth Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated March 31, 2003 - incorporated by reference to Exhibit No. 10.1 to the Registrant's Quarterly Report on Form 10-Q (file No. 1-5467) for the quarter ended March 31, 2003.

 10.28 Contingent Subordinate Pledge Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000
               - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.29 Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.30 Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.31 Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.32 First Amendment to Deposit Trust Agreement dated October 14, 2005 among ASC Holdings, Inc. and Wilmington Trust Company-incorporated by reference to Exhibit No. 10.2 to the Registrant's Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

 10.33 Pledge Agreement between the Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.34 Second Pledge Amendment (SPT) dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company - incorporated by reference to Exhibit No. 10.4 to the Registrant's Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

 10.35 Guarantee by the Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.36 Second SPT Guaranty Amendment dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company - incorporated by reference to Exhibit No. 10.5 to the Registrant's Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

Item No.                         Exhibit Item



 10.37         Amended and Restated Pledge Agreement between ASC Holdings,  Inc.
               and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.38 Second Amended and Restated Pledge Agreement dated October 14, 2005 among ASC Holdings, Inc. and Snake River Sugar Company - incorporated by reference to Exhibit No. 10.3 to the Registrant's Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

 10.39 Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.40 Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.41 First Amendment to the Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank National Association dated October 19, 2000 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.42 Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to
               Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.43 Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit
               10.10 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.44 First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000 - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.45 Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to
               Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.46 Option Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company, Northwest Farm Credit Services, FLCA and U.S. Bank National Association - incorporated by reference to Exhibit No. 10.6 to the Registrant's Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

Item No.                         Exhibit Item


 10.47 First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River's 10.9% Senior Notes Due 2009 dated October 19, 2000 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.48 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

 10.49 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

 10.50 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

 10.51 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

 10.52 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos
               International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

 10.53 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit
               10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

 10.54 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

 10.55 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

 10.56 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit No. 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).


Item No.                         Exhibit Item

10.57 Form of Lease Agreement, dated November 12, 2004, between The Prudential Assurance Company Limited and TIMET UK Ltd. related to the premises known as TIMET Number 2 Plant, The Hub, Birmingham, England - incorporated by reference to Exhibit 10.1 to TIMET's Current Report on Form 8-K (File No. 1 -10126) filed with the SEC on November 17, 2004.

10.58** Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.- incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.59** Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

10.60** Amendment to Richards Bay Slag Sales Agreement dated June 1, 2001 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.- incorporated by reference to Exhibit No. 10.5 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

10.61** Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.- incorporated by reference to Exhibit No. 10.7 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2002.

10.62** Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit No. 10.17 to Kronos' Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

10.63 Agreement between Sachtleben Chemie GmbH and Kronos Titan GmbH effective as of December 30, 1988 - Incorporated by reference to Exhibit No. 10.1 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.64 Supplementary Agreement dated as of May 3, 1996 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan GmbH - incorporated by reference to Exhibit No.
               10.2 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.65 Second Supplementary Agreement dated as of January 8, 2002 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan GmbH - incorporated by reference to Exhibit No. 10.3 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.66 Purchase and Sale Agreement (for titanium products) between The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001) - incorporated by reference to Exhibit No. 10.2 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.


Item No.                               Exhibit Item

10.67 Purchase and Sale Agreement between Rolls Royce plc and Titanium Metals Corporation dated December 22, 1998 - incorporated by reference to Exhibit No. 10.3 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

10.68** First Amendment to Purchase and Sale Agreement between Rolls-Royce plc and TIMET - incorporated by reference to Exhibit No. 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

10.69** Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and TIMET - incorporated by reference to Exhibit No. 10.2 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

10.70** General Terms Agreement between The Boeing Company and Titanium Metals Corporation - incorporated by reference to Exhibit No.
               10.2 to TIMET's Amendment No. 1 to its Current Report on Form 8-K (File No. 0-28538) dated August 2, 2005.

10.71** Special Business Provisions between The Boeing Company and Titanium Metals Corporation - incorporated by reference to Exhibit No. 10.3 to TIMET's Amendment No. 1 its Current Report on Form 8-K (File No. 0-28538) dated August 2, 2005.

10.72 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, Tall Pines Insurance Company, Ltd. and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.73          Indemnification   Agreement   between  Baroid,   Tremont  and  NL
               Insurance, Ltd. dated September 26, 1990 - incorporated by reference to Exhibit 10.35 to Baroid's Registration Statement on Form 10 (No. 1-10624) filed with the Commission on August 31, 1990.

10.74 Administrative Settlement for Interim Remedial Measures, Site Investigation and Feasibility Study dated July 7, 2000 between the Arkansas Department of Environmental Quality, Halliburton Energy Services, Inc., M I, LLC and TRE Management Company - incorporated by reference to Exhibit 10.1 to Tremont Corporation's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended June 30, 2002.

10.75 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and the Boeing Company - incorporated by reference to Exhibit 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2001.

21.1***        Subsidiaries of the Registrant.

23.1*** Consent of PricewaterhouseCoopers LLP with respect to Valhi's consolidated financial statements

23.2*** Consent of PricewaterhouseCoopers LLP with respect to TIMET's consolidated financial statements

         Item No.                         Exhibit Item


31.1***        Certification

31.2***        Certification

32.1***        Certification

99.1           Consolidated  financial statements of Titanium Metals Corporation
               - incorporated by reference to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2005.


*  Management contract, compensatory plan or agreement.

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

***  Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALHI, INC.
                                   (Registrant)


                                   By: /s/ Steven L. Watson
                                   Steven L. Watson, March 24, 2006
                                   (President and Chief Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                       /s/ Steven L. Watson
-----------------------------------         -----------------------------------
Harold C. Simmons, March 24, 2006           Steven L. Watson, March 24, 2006
(Chairman of the Board)                     (President, Chief Executive Officer
                                            and Director)



/s/ Thomas E. Barry                         /s/ Glenn R. Simmons
-----------------------------------         -----------------------------------
Thomas E. Barry, March 24, 2006             Glenn R. Simmons, March 24, 2006
(Director)                                  (Vice Chairman of the Board)



/s/ Norman S. Edelcup                       /s/ Bobby D. O'Brien
-----------------------------------         -----------------------------------
Norman S. Edelcup, March 24, 2006           Bobby D. O'Brien, March 24, 2006
(Director)                                  (Vice   President   and
                                            Chief Financial Officer,
                                            Principal Financial Officer)


/s/ W. Hayden McIlroy                       /s/ Gregory M. Swalwell
-----------------------------------         -----------------------------------
W. Hayden McIlroy, March 24, 2006           Gregory M. Swalwell, March 24, 2006
(Director)                                  (Vice President and Controller,
                                            Principal Accounting Officer)



/s/ J. Walter Tucker, Jr.
-----------------------------------
J. Walter Tucker, Jr. March 24, 2006
(Director)

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                     Page
                                                                         ----

  Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets - December 31, 2004 (Restated);
    December 31, 2005                                                     F-4

  Consolidated Statements of Operations -
   Years ended December 31, 2003 and 2004 (Restated);
    Year ended December 31, 2005                                          F-6

  Consolidated Statements of Comprehensive Income (Loss) -
   Years ended December 31, 2003 and 2004 (Restated);
    Year ended December 31, 2005                                          F-8

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2003 and 2004 (Restated);
    Year ended December 31, 2005                                          F-9

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2003 and 2004 (Restated);
    Year ended December 31, 2005                                         F-10

  Notes to Consolidated Financial Statements                             F-13


Financial Statement Schedules

  Schedule I - Condensed Financial Information of Registrant
    (Restated)                                                            S-1

  Schedule II - Valuation and Qualifying Accounts                        S-10


  Schedules III and IV are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Valhi, Inc.:

     We have  completed  integrated  audits  of  Valhi,  Inc.'s  2004  and  2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2003 and 2004 consolidated financial statements as a result of a change in accounting principle adopted retroactively in 2005 by Titanium Metals Corporation, an equity method investee of the Company.

     As discussed in Note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143 on January 1, 2003.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission ("COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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





PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2006

                                           VALHI, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                            December 31, 2004 and 2005

                                       (In thousands, except per share data)


               ASSETS
                                                                                        2004               2005
                                                                                    ----------          ----------
                                                                                   (Restated)

 Current assets:
   Cash and cash equivalents                                                        $  267,829          $  274,963
   Restricted cash equivalents                                                           9,609               6,007
   Marketable securities                                                                 9,446              11,755
   Accounts and other receivables                                                      217,931             218,766
   Refundable income taxes                                                               3,330               1,489
   Receivable from affiliates                                                            5,531                  34
   Inventories                                                                         263,414             283,157
   Prepaid expenses                                                                     12,342               9,981
   Deferred income taxes                                                                 9,705              10,502
                                                                                     ---------          ----------

       Total current assets                                                            799,137             816,654
                                                                                     ---------          ----------

 Other assets:
   Marketable securities                                                               256,770             258,705
   Investment in affiliates                                                            189,726             270,632
   Receivable from affiliate                                                            10,000                   -
   Loans and other receivables                                                         119,452               2,502
   Unrecognized net pension obligations                                                 13,518              11,916
   Prepaid pension cost                                                                      -               3,529
   Goodwill                                                                            354,051             361,783
   Other intangible assets                                                               3,189               3,432
   Deferred income taxes                                                               239,521             213,726
   Other assets                                                                         52,326              59,137
                                                                                     ---------          ----------

       Total other assets                                                            1,238,553           1,185,362
                                                                                     ---------          ----------

 Property and equipment:
   Land                                                                                 38,493              37,876
   Buildings                                                                           234,152             220,110
   Equipment                                                                           894,023             827,690
   Mining properties                                                                    20,277              19,969
   Construction in progress                                                             21,557              15,771
                                                                                     ---------          ----------
                                                                                     1,208,502           1,121,416
   Less accumulated depreciation                                                       555,707             545,055
                                                                                     ---------          ----------

       Net property and equipment                                                      652,795             576,361
                                                                                     ---------          ----------

                                                                                    $2,690,485          $2,578,377
                                                                                    ==========          ==========

                                           VALHI, INC. AND SUBSIDIARIES

                                            December 31, 2004 and 2005

                                       (In thousands, except per share data)



    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     2004               2005
                                                                                   --------           --------
                                                                                   (Restated)

 Current liabilities:
   Current maturities of long-term debt                                            $   14,412           $   1,615
   Accounts payable                                                                   109,158             105,650
   Accrued liabilities                                                                131,119             129,429
   Payable to affiliates                                                               11,607              13,754
   Income taxes                                                                        21,196              24,680
   Deferred income taxes                                                               24,170               4,313
                                                                                   ----------           ---------

       Total current liabilities                                                      311,662             279,441
                                                                                   ----------           ---------

 Noncurrent liabilities:
   Long-term debt                                                                     769,525             715,820
   Accrued pension costs                                                               77,360             140,742
   Accrued OPEB costs                                                                  34,988              32,279
   Accrued environmental costs                                                         55,450              49,161
   Deferred income taxes                                                              386,054             400,964
   Other                                                                               41,061              39,328
                                                                                   ----------           ---------

       Total noncurrent liabilities                                                 1,364,438           1,378,294
                                                                                   ----------           ---------

 Minority interest                                                                    139,710             125,049
                                                                                   ----------           ---------

 Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
    authorized; none issued                                                                 -                   -
   Common stock, $.01 par value; 150,000 shares
    authorized; 124,195 and 120,748 shares issued                                       1,242               1,207
   Additional paid-in capital                                                         110,978             108,810
   Retained earnings                                                                  812,484             786,268
   Accumulated other comprehensive income:
     Marketable securities                                                              5,449               4,194
     Currency translation                                                              36,380              11,157
     Pension liabilities                                                              (53,916)            (78,101)
   Treasury stock, at cost - 3,984 and 3,984 shares                                   (37,942)            (37,942)
                                                                                   ----------           ---------

       Total stockholders' equity                                                     874,675             795,593
                                                                                   ----------           ---------

                                                                                   $2,690,485          $2,578,377
                                                                                   ==========          ==========


Commitments and contingencies (Notes 5, 10, 15, 17 and 18)


          See accompanying notes to consolidated financial statements.

                                           VALHI, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended December 31, 2003, 2004 and 2005

                                       (In thousands, except per share data)


                                                                    2003                2004              2005
                                                                    ----                ----              ----
                                                                 (Restated)          (Restated)

 Revenues and other income:
   Net sales                                                       $1,186,185           $1,320,128        $1,392,866
   Other, net                                                          41,427               44,244            67,989
   Equity in earnings of:
     Titanium Metals Corporation ("TIMET")                             (2,312)              22,669            64,889
     Other                                                                771                2,175             3,563
                                                                   ----------           ----------        ----------

                                                                    1,226,071            1,389,216         1,529,307
                                                                   ----------           ----------        ----------

 Cost and expenses:
   Cost of sales                                                      905,658            1,036,950         1,042,838
   Selling, general and administrative                                220,753              208,101           219,641
   Interest                                                            58,524               62,901            69,190
                                                                   ----------           ----------        ----------

                                                                    1,184,935            1,307,952         1,331,669
                                                                   ----------           ----------        ----------

     Income before taxes                                               41,136               81,264           197,638

 Provision for income taxes (benefit)                                 132,406             (193,338)          104,159

 Minority interest in after-tax
  earnings (losses)                                                    (5,863)              48,343            11,756
                                                                   ----------           ----------        ----------

     Income (loss) from continuing
       operations                                                     (85,407)             226,259            81,723

 Discontinued operations                                               (2,874)               3,732              (272)

 Cumulative effect of change in accounting
  principle                                                               586                 -                 -
                                                                   ----------           ----------        ----------

     Net income (loss)                                            $   (87,695)          $  229,991        $   81,451
                                                                  ===========           ==========        ==========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2003, 2004 and 2005

                      (In thousands, except per share data)


                                                                    2003                2004              2005
                                                                    ----                ----              ----
                                                                 (Restated)          (Restated)

 Basic earnings per share:
   Income (loss) from continuing
    operations                                                  $   (.71)          $   1.89            $    .69
   Discontinued operations                                          (.03)               .03                -
   Cumulative effect of change in
    accounting principle                                             .01               -                   -
                                                                --------           --------            --------

     Net income (loss)                                          $   (.73)          $   1.92            $    .69
                                                                ========           ========            ========

 Diluted earnings per share:
   Income (loss) from continuing
    operations                                                  $   (.71)          $   1.88            $    .68
   Discontinued operations                                          (.03)               .03                -
   Cumulative effect of change in
    accounting principle                                             .01               -                   -
                                                                --------           --------            --------

     Net income (loss)                                          $   (.73)          $   1.91            $    .68
                                                                ========           ========            ========


 Cash dividends per share                                       $    .24           $    .24            $    .40


 Shares used in the calculation of
  per share amounts:
   Basic earnings per share                                      119,696            120,197             118,155
   Diluted impact of stock options                                  -                   243                 364
                                                                --------           --------            --------

   Diluted earnings per share                                    119,696            120,440             118,519
                                                                ========           ========            ========





          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)



                                                                                 2003           2004            2005
                                                                                 ----           ----            ----
                                                                              (Restated)     (Restated)

 Net income (loss)                                                             $(87,695)      $229,991       $ 81,451
                                                                               --------       --------       --------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                 860          3,243         (1,255)

   Currency translation adjustment                                               31,798         40,172        (25,223)

   Pension liabilities adjustment                                               (18,275)         1,870        (24,185)
                                                                               --------       --------       --------

     Total other comprehensive income (loss), net                                14,383         45,285        (50,663)
                                                                               --------       --------       --------

       Comprehensive income (loss)                                             $(73,312)      $275,276       $ 30,788
                                                                               ========       ========       ========


          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                            Additional                     Accumulated other comprehensive income        Total
                                   Common     paid-in   Retained      Marketable   Currency    Pension     Treasury  stockholders'
                                   stock     capital    earnings      securities translation liabilities     stock      equity
                                   -----     -------    --------      ---------- ----------- -----------   --------  ------------
                                                        (Restated)                                                    (Restated)
 Balance at December 31, 2002:
   As previously reported           $1,262   $47,657    $779,240     $1,346    $(35,590)    $(37,511)   $(75,649)      $680,755
   Effect of TIMET's change in
    accounting principle               -         -         7,778       -           -            -           -             7,778
                                    ------   -------    --------     ------    --------     --------    --------       --------

   Balance as restated               1,262    47,657     787,018      1,346     (35,590)     (37,511)    (75,649)       688,533

 Net loss*                               -         -     (87,695)         -           -            -           -        (87,695)
 Cash dividends                          -         -     (29,796)         -           -            -           -        (29,796)
 Other comprehensive income
  (loss), net                            -         -           -        860      31,798      (18,275)          -         14,383
 Merger transactions - Valhi
  shares issued to acquire
  Tremont shares attributable to:
   Tremont minority interest            48    50,926        -          -           -            -           -            50,974
   NL's holdings on Tremont             30    19,219        -          -           -            -        (19,249)          -
 Adjust treasury stock for Valhi
  shares held by NL                    -        -           -          -           -            -         (7,616)        (7,616)
 Other, net                            -         265        -          -           -            -           -               265
                                    ------   -------    --------     ------    --------     --------    --------       --------

 Balance at December 31, 2003*       1,340   118,067     669,527      2,206      (3,792)     (55,786)   (102,514)       629,048

 Net income*                           -        -        229,991       -           -            -           -           229,991
 Cash dividends                        -        -        (29,804)      -           -            -           -           (29,804)
 Other comprehensive income, net       -        -           -         3,243      40,172        1,870        -            45,285
 Retirement of treasury stock          (99)   (7,243)    (57,230)         -        -               -      64,572              -
 Other, net                              1       154         -         -           -            -           -               155
                                    ------   -------    --------     ------    --------     --------    --------       --------

 Balance at December 31, 2004*       1,242   110,978     812,484      5,449      36,380      (53,916)    (37,942)       874,675

 Net income                               -         -     81,451           -          -         -              -         81,451
 Cash dividends                           -         -    (48,805)          -          -         -              -        (48,805)
 Other comprehensive income
  (loss), net                          -         -           -       (1,255)    (25,223)     (24,185)       -           (50,663)
 Treasury stock:
   Acquired                               -         -           -         -           -            -     (62,060)       (62,060)
   Retired                              (35)   (3,163    (58,862)      -              -            -      62,060           -
 Other, net                            -          995        -         -           -            -           -               995
                                    ------   -------    --------     ------    --------     --------    --------       --------

 Balance at December 31, 2005        $1,207  $108,810    $786,268   $ 4,194    $ 11,157     $(78,101)   $(37,942)      $795,593
                                     ======  ========    ========   =======    ========     ========    ========       ========

*As restated.


          See accompanying notes to consolidated financial statements.

                                           VALHI, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Years ended December 31, 2003, 2004 and 2005

                                                  (In thousands)


                                                                           2003           2004            2005
                                                                           ----           ----            ----
                                                                        (Restated)     (Restated)

 Cash flows from operating activities:
   Net income (loss)                                                      $ (87,695)      $ 229,991      $  81,451
   Depreciation and amortization                                             72,969          78,352         74,527
   Goodwill impairment                                                            -           6,500              -
   Securities transactions, net                                                (487)         (2,113)       (20,259)
   Proceeds from disposal of marketable
    securities (trading)                                                         50               -              -
   Write-off of accrued interest receivable                                       -               -         21,638
   Loss (gain) on disposal of property and
    equipment                                                                (9,845)            855          1,555
   Noncash interest expense                                                   2,366           2,543          3,037
   Benefit plan expense less than
    cash funding:
     Defined benefit pension expense                                         (5,478)         (2,977)        (6,365)
     Other postretirement benefit expense                                    (4,078)         (2,839)        (2,963)
   Deferred income taxes:
     Continuing operations                                                  151,257        (211,831)        42,295
     Discontinued operations                                                 (2,590)         (3,508)          (696)
   Minority interest:
     Continuing operations                                                   (5,863)         48,343         11,756
     Discontinued operations                                                 (1,414)         (4,124)          (205)
   Equity in:
     TIMET                                                                    2,312         (22,669)       (64,889)
     Other                                                                     (771)         (2,175)        (3,563)
   Cumulative effect of change in accounting
    principle                                                                  (586)              -              -
   Net distributions from:
     Ti02 manufacturing joint venture                                           875           8,600          4,850
     Other                                                                    1,205             494            964
   Other, net                                                                (1,195)          4,391            347
   Change in assets and liabilities:
     Accounts and other receivables                                           3,795         (25,148)        (4,052)
     Inventories                                                            (20,938)         46,937        (48,858)
     Accounts payable and accrued liabilities                                (8,948)        (10,116)         1,407
     Income taxes                                                           (26,646)         30,759         16,082
     Accounts with affiliates                                                24,077         (10,060)         3,750
     Other noncurrent assets                                                 (1,812)           (812)        (4,562)
     Other noncurrent liabilities                                            21,115         (17,764)        (2,307)
     Other, net                                                               6,871             500           (649)
                                                                           --------         -------        -------

       Net cash provided by operating activities                            108,546         142,129        104,291
                                                                           --------         -------        -------

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                                             2003            2004            2005
                                                                             ----            ----            ----
                                                                          (Restated)      (Restated)

 Cash flows from investing activities:
   Capital expenditures                                                    $ (44,659)     $ (48,521)      $ (62,778)
   Purchases of:
     Kronos common stock                                                      (6,428)       (17,057)         (7,039)
     TIMET common stock                                                         (976)             -         (17,972)
     CompX common stock                                                            -              -          (3,638)
     TIMET debt securities                                                      (238)             -               -
     Other subsidiary                                                              -           (575)              -
     Business unit                                                              -                 -          (7,342)
     Marketable securities                                                         -              -         (29,449)
   Capitalized permit costs                                                     (672)        (6,274)         (4,105)
   Proceeds from disposal of:
     Business unit                                                                 -              -          18,094
     Property and equipment                                                   13,472          2,964             553
     Kronos common stock                                                           -          2,745          19,176
     Marketable securities                                                         -              -          19,690
     Interest in Norwegian smelting operation                                      -              -           3,542
   Change in restricted cash equivalents, net                                   (248)        10,068          (1,759)
   Collection of loan to Snake River Sugar
    Company                                                                        -              -          80,000
   Cash of disposed business unit                                                  -              -          (4,006)
   Loans to affiliates:
     Loans                                                                      -           (12,929)        (11,000)
     Collections                                                               4,000         12,000          25,929
   Other, net                                                                  1,984           (508)          2,474
                                                                           ---------        -------         -------

     Net cash provided (used) by investing
      activities                                                             (33,765)       (58,087)         20,370
                                                                           ---------        -------         -------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                               27,106        297,439          56,996
     Principal payments                                                      (59,782)      (186,274)        (54,210)
     Deferred financing costs paid                                              (426)        (2,017)           (114)
   Loans from affiliates:
     Loans                                                                    16,354         26,117               -
     Repayments                                                              (20,193)       (33,449)              -
   Valhi dividends paid                                                      (29,796)       (29,804)        (48,805)
   Distributions to minority interest                                         (6,509)        (3,577)        (12,007)
   Treasury stock acquired                                                         -              -         (62,060)
   NL common stock issued                                                      1,738          9,201           2,507
   Other, net                                                                    264            802           1,931
                                                                           ---------        -------         -------

     Net cash provided (used) by financing
      Activities                                                             (71,244)        78,438        (115,762)
                                                                           ---------        -------         -------

 Net increase                                                               $  3,537      $ 162,480       $   8,899
                                                                            ========      =========       =========

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                                     2003             2004              2005
                                                                     ----             ----              ----
                                                                  (Restated)       (Restated)

 Cash and cash equivalents - net change from:
   Operating, investing and financing
    activities                                                       $  3,537          $162,480         $  8,899
   Currency translation                                                 5,178             1,955           (1,765)
                                                                     --------          --------         --------
                                                                        8,715           164,435            7,134

   Balance at beginning of year                                        94,679           103,394          267,829
                                                                     --------          --------         --------

   Balance at end of year                                            $103,394          $267,829         $274,963
                                                                     ========          ========         ========


 Supplemental disclosures:
   Cash paid (received) for:
     Interest, net of amounts capitalized                            $ 53,990          $ 59,446         $ 64,964
     Income taxes, net                                                 (4,237)          (20,583)          54,131

   Noncash investing activities:
     Note receivable received upon
      disposal of business unit                                       $   -            $   -            $  4,179

     Inventories received as partial
      consideration for disposal of
      interest in Norwegian smelting
      operation                                                              -             -               1,897

          See accompanying notes to consolidated financial statements.

                                           VALHI, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Restatement and summary of significant accounting policies:

     Restatement of financial statements. As previously reported, effective January 1, 2005, TIMET, an equity method investee of the Company, changed its method of accounting for approximately 40% of its inventories from the last-in, first-out ("LIFO") method to the specific identification cost method, representing all of its inventories previously accounted for under the LIFO method. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), the Company has retroactively restated its consolidated financial statements to reflect its financial position, results of operations and cash flows as if TIMET had accounted for such inventories under the new method for all periods presented. As a result of this change in accounting principles by TIMET, the Company's consolidated stockholders' equity as of December 31, 2002 is approximately $7.8 million higher than previously reported, the Company's consolidated income from continuing operations and net income in 2003 are approximately $2.7 million, or $.02 per diluted share, lower than previously reported (comprised of $4.2 million of lower equity in earnings of TIMET offset by a $1.5 million deferred income tax benefit) and the Company's consolidated income from continuing operations and net income in 2004 are approximately $2.1 million, or $.02 per diluted share, higher than previously reported (comprised of $3.2 million of higher equity in earnings of TIMET offset by a $1.1 million deferred income tax provision).

     Summary of significant accounting policies.

     Organization and basis of presentation. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation. At December 31, 2005, Contran held, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control such companies.

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated.

     Increases in the Company's ownership interest of its consolidated subsidiaries, either through the Company's purchase of additional shares of the subsidiary's common stock or the subsidiary's purchase of its own shares of common stock, are accounted for by the purchase method (step acquisition). Unless otherwise noted, such purchase accounting generally results in an adjustment to the carrying amount of goodwill. The effect of decreases in the Company's ownership interest of its consolidated subsidiaries through the Company's or the subsidiary's sale of the subsidiary's common stock to third parties is reflected in net income, with a gain or loss recognized equal to the difference between the proceeds from such sale and the carrying value of the shares sold. The effect of other decreases in the Company's ownership interest of its consolidated subsidiaries, which usually result from the exercise of options granted by such subsidiaries to purchase their shares of common stock to employees, is generally not material.

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

     Restricted cash equivalents and marketable debt securities. Restricted cash equivalents and marketable debt securities, primarily invested in U.S. government securities and money market funds that invest primarily in U.S. government securities, includes $19 million at December 31, 2004 held by special purpose trusts (2005 - nil) formed by NL Industries, the assets of which could only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted amounts were generally classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted amount relates. Additionally, the restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security. See Notes 5 and 8.

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

     Inventories and cost of sales. Inventories are stated at the lower of cost or market, net of allowance for obsolete and slow-moving inventories ($10.2 million and $9.5 million at December 31, 2004 and 2005, respectively). Inventory costs are generally based on average cost or the first-in, first-out method. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

     Investment in affiliates and joint ventures. Investments in more than 20%-owned but less than majority-owned companies are accounted for by the equity method. See Note 7. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences approximate a $32 million credit at December 31, 2005, relate principally to the Company's investment in TIMET and are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

     Goodwill and other intangible assets; amortization expense. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Goodwill is not subject to periodic amortization. Other intangible assets, amortized by the straight-line method over their estimated lives, are stated net of accumulated amortization. Goodwill and other intangible assets are assessed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See Note 9.

     Capitalized operating permits. Direct costs related to the acquisition or renewal of operating permits related to the Company's waste management operations are capitalized and are amortized by the straight-line method over the term of the applicable permit. Amortization of capitalized operating permit costs was $357,000 in 2003, $623,000 in 2004 and $126,000 in 2005. At December
31, 2005, net operating permit costs include (i) $1.0 million related to costs to renew certain permits for which the renewal application is pending with the applicable regulatory agency and (ii) $9.7 million related to costs to apply for certain new permits which have not yet been issued by the applicable regulatory authority. Renewal of the permits for which the application is still pending is currently expected to occur in the ordinary course of business, and costs related to such renewals are being amortized from the date the prior permit expired. Costs related to the new permits which have not yet been issued will either be (i) amortized from the date the permit is issued or (ii) written off to expense at the earlier of (a) the date the applicable regulatory authority rejects the permit application or (b) the date the Company determines that issuance of the permit to the Company is not probable of occurring. All operating permits are generally subject to renewal at the option of the issuing governmental agency.

     Property and equipment; depreciation expense. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. While the Company owns the land and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and the Company has no material asset recognized for the land and reserves related to such mining operations. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs certain planned major maintenance activities during the year, primarily with respect to the chemicals segment. Repair and maintenance costs estimated to be incurred in connection with such planned major maintenance activities are accrued in advance and are included in cost of goods sold. At December 31, 2005, accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, were $5.0 million (2004 - $5.4 million).

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments were not significant in 2003, 2004 or 2005.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine  if a  write-down  to market  value or  discounted  cash flow value is required. The Company assesses impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

     Income taxes. Valhi and its qualifying subsidiaries are members of Contran's consolidated U.S federal income tax group (the "Contran Tax Group"), and Valhi and certain of its qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, the Company is jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. See Note 18. Contran's policy for intercompany allocation of income taxes provides that subsidiaries included in the Contran Tax Group compute their provision for income taxes on a separate company basis. Generally, subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. The Company made net cash payments to Contran for income taxes of $1.5 million in 2003, nil in 2004 and $.5 million in 2005.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not permanently reinvested. In addition, the Company commenced recognizing deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of Valhi's investment in Kronos Worldwide, Inc. common stock beginning in December 2003 following NL's pro-rata distribution of shares of Kronos' common stock to NL's shareholders, including Valhi, because as of such date the Company could not avail itself of the exemption otherwise available under GAAP to avoid recognition of such deferred income taxes. See Note 3. Earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $713 million at December 31, 2005 (2004 - $558 million). Determination of the amount of the unrecognized deferred income tax liability related to such earnings is not practicable due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

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

     Environmental remediation costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2004 and 2005, no receivables for recoveries have been recognized.

     Closure and post closure costs. Through December 31, 2002, the Company provided for the estimated closure and post-closure monitoring costs for its waste disposal site over the operating life of the facility as airspace was consumed. Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, and commenced accounting for such costs in accordance with SFAS No. 143. See Note 19. At December 31, 2004, refundable insurance deposits (see Note 8) collateralized certain of the Company's closure and post-closure obligations. Such deposits were refunded to the Company during 2005 when the related policy terminated.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped in both the Company's chemicals and components products segments are generally F.O.B. shipping point, although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of the Company's chemicals segment were approximately $63 million in 2003, $70 million in 2004 and $76 million in 2005. Shipping and handling costs of the Company's component products and waste management segments are not material. Advertising costs related to continuing operations, expensed as incurred, were approximately $2 million in each of 2003, 2004 and 2005.
Research, development and certain sales technical support costs related to continuing operations, expensed as incurred, were approximately $7 million in 2003, $8 million in 2004 and $9 million in 2005.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 410,000 in 2003, 62,000 in 2004 and nil in 2005.

     Stock options. The Company currently accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 20. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, and following the cash settlement of certain stock options held by employees of NL, NL and the Company commenced accounting for NL's remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 was approximately $1.9 million in 2003 and $3.4 million in 2004, and compensation income was $1.1 million in 2005. The total income tax benefit related to such compensation cost recognized by the Company was approximately $.7 million in 2003 and $1.2 million in 2004, and the total income tax provision related to the compensation income was $.4 million in 2005. No compensation cost was capitalized as part of assets (inventories or fixed assets) during 2003, 2004 and 2005.

     The following  table  presents what the Company's  consolidated  net income
(loss), and related per share amounts, would have been in 2003, 2004 and 2005 if Valhi and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                                                      Years ended December 31,
                                                                              --------------------------------------
                                                                                 2003           2004           2005
                                                                                 ----           ----           -----
                                                                               (Restated)     (Restated)
                                                                                        (In millions, except
                                                                                           share amounts)

Net income (loss) as reported                                                 $(87.7)          $230.0         $ 81.4

Adjustments, net of applicable income tax
 effects and minority interest - stock based
 employee compensation expense determined under:
    APBO No. 25                                                                   .9              1.7            (.4)
    SFAS No. 123                                                                (1.4)             (.7)           (.2)
                                                                              ------           ------         ------

Pro forma net income (loss)                                                   $(88.2)          $231.0         $ 80.8
                                                                              ======           ======         ======

Basic earnings per share:
  As reported                                                                 $ (.73)          $ 1.91         $  .69
  Pro forma                                                                     (.74)            1.92            .68

Diluted earnings per share:
  As reported                                                                 $ (.73)          $ 1.91         $  .68
  Pro forma                                                                     (.74)            1.92            .68

Note 2 -       Business and geographic segments:

                                                               % owned at
 Business segment                 Entity                    December 31, 2005
 ----------------                 ------                    -----------------

  Chemicals             Kronos Worldwide, Inc.                      93%
  Component products    CompX International Inc.                    70%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       39%

     The Company's ownership of Kronos includes 57% held directly by Valhi and 36% held directly by NL Industries, Inc., an 83%-owned subsidiary of Valhi.

     The Company's ownership of CompX is principally held directly by CompX Group, Inc, a majority-owned subsidiary of NL. NL owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above includes NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX, or 68%. NL also owns an additional 2% of CompX directly. See Note 3.

     The company's ownership of TIMET includes 35% owned directly by Tremont LLC, a wholly-owned subsidiary of the Company, and 4% owned directly by Valhi. In addition, the Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates, owned an additional 11% of TIMET's outstanding common stock at December 31, 2005. See Note 16.

     TIMET owns directly an additional 3% of CompX, .5% of NL and less than .1% of Kronos, and TIMET accounts for such CompX, NL and Kronos shares, as well as its shares of CompX Group, as available-for-sale marketable securities carried at fair value (with the fair value of TIMET's shares of CompX Group determined based on the fair value of the underlying CompX shares held by CompX Group). Because the Company does not consolidate TIMET, the shares of CompX Group, CompX, NL and Kronos owned by TIMET are not considered as part of the Company's consolidated investment in such companies.

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

     CompX manufactures and sells component products (security products, precision ball bearing slides and ergonomic computer support systems) for office furniture, computer related applications and a variety of other applications. CompX has production facilities in North America and Asia.

     Waste Control Specialists operates a facility in West Texas for the processing, treatment and storage of hazardous, toxic and low-level and mixed radioactive wastes, and for the disposal of hazardous and toxic and certain types of low-level and mixed low-level radioactive wastes. Waste Control
Specialists is seeking additional regulatory authorizations to expand its treatment and disposal capabilities for low-level and mixed radioactive wastes at its facility in West Texas.

     TIMET is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of titanium mill products for aerospace, industrial and other applications with production facilities located in the U.S. and Europe.

     The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income) which are not attributable to the operations of the reportable operating segments. The accounting policies of the reportable operating segments are the same as those described in Note 1. Segment operating income includes the effect of amortization of any intangible assets attributable to the segment. Chemicals operating income, as presented below, differs from amounts separately reported by Kronos due to amortization of purchase accounting basis adjustments recorded by the Company. Similarly, the Company's equity in earnings of TIMET differs from the Company's pro-rata share of TIMET's separately-reported results. Equity in earnings of TIMET for 2003 and 2004 have been restated for TIMET's change in accounting principle related to its inventories. See Note 1. Component products operating income, as presented below, may differ from amounts separately reported by CompX because the Company defines operating income differently than CompX.

     Interest income included in the calculation of segment operating income is not material in 2003, 2004 or 2005. Capital expenditures include additions to property and equipment but exclude amounts paid for business units acquired in business combinations accounted for by the purchase method. See Note 3. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense. There are no intersegment sales or any other significant intersegment transactions.

     Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. The Company's investment in the TiO2 manufacturing joint venture (see Note 7) is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties. At December 31, 2005, approximately 17% of corporate assets were held by NL (2004 - 23%), with substantially all of the remainder held by Valhi.

     For  geographic  information,  net  sales  are  attributed  to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); property and equipment are attributed to their physical location. At December 31, 2005, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $599 million (2004 - $653 million).



                                                                              Years ended December 31,
                                                                    ------------------------------------------
                                                                       2003             2004             2005
                                                                       ----             ----             ----
                                                                    (Restated)       (Restated)
                                                                                    (In millions)
 Net sales:
   Chemicals                                                        $1,008.2         $1,128.6         $1,196.7
   Component products                                                  173.9            182.6            186.3
   Waste management                                                      4.1              8.9              9.8
                                                                    --------         --------         --------

     Total net sales                                                $1,186.2         $1,320.1         $1,392.8
                                                                    ========         ========         ========

 Operating income:
   Chemicals                                                        $  122.3         $  103.5         $  164.9
   Component products                                                    9.1             16.2             19.3
   Waste management                                                    (11.5)           (10.2)           (12.1)
                                                                    --------         --------         --------

     Total operating income                                            119.9            109.5            172.1

 Equity in:
   TIMET                                                                (2.3)            22.7             64.9
   Other                                                                  .8              2.2              3.6

 General corporate items:
   Interest and dividend income                                         33.7             34.6             57.8
   Securities transaction gains, net                                      .5              2.1             20.2
   Write-off of accrued interest                                        -                -               (21.6)
   Gain on disposal of fixed assets                                     10.3               .6             -
   Insurance recoveries                                                   .8               .5              3.0
   General expenses, net                                               (64.0)           (28.0)           (33.2)
 Interest expense                                                      (58.5)           (62.9)           (69.2)
                                                                    --------         --------         --------

     Income before income taxes                                     $   41.2         $   81.3         $  197.6
                                                                    ========         ========         ========

 Net sales - point of origin:
   United States                                                    $  409.0         $  558.1         $  618.8
   Germany                                                             510.1            576.1            613.1
   Belgium                                                             150.7            186.4            186.9
   Norway                                                              131.5            144.5            160.5
   Canada                                                              249.6            244.4            266.0
   Taiwan                                                               13.4             15.8             14.2
   Eliminations                                                       (278.1)          (405.2)          (466.7)
                                                                    --------         --------         --------

                                                                    $1,186.2         $1,320.1         $1,392.8
                                                                    ========         ========         ========

 Net sales - point of destination:
   United States                                                    $  427.7         $  462.9         $  511.8
   Europe                                                              574.5            671.8            693.6
   Canada                                                               85.5             80.8             77.4
   Asia and other                                                       98.5            104.6            110.0
                                                                    --------         --------         --------

                                                                    $1,186.2         $1,320.1         $1,392.8
                                                                    ========         ========         ========

                                                                              Years ended December 31,
                                                                    -------------------------------------------
                                                                      2003             2004              2005
                                                                      ----             ----              ----
                                                                                   (In millions)
 Depreciation and amortization:
   Chemicals                                                       $  54.5           $  60.2          $   60.1
   Component products                                                 14.8              14.2              10.9
   Waste management                                                    2.7               3.3               2.8
   Corporate                                                           1.0                .7                .7
                                                                    --------         --------         --------

                                                                   $  73.0           $  78.4          $   74.5
                                                                    ========         ========         ========

 Capital expenditures:
   Chemicals                                                       $  35.2           $  39.3          $   43.4
   Component products                                                  8.9               5.4              10.5
   Waste management                                                     .4               3.7               7.0
   Corporate                                                            .2                .1               1.9
                                                                    --------         --------         --------

                                                                   $  44.7           $  48.5          $   62.8
                                                                    ========         ========         ========



                                                                                    December 31,
                                                                   ---------------------------------------------
                                                                      2003             2004              2005
                                                                      ----             ----              ----
                                                                   (Restated)       (Restated)
                                                                                   (In millions)
 Total assets:
   Operating segments:
     Chemicals                                                     $1,542.2          $1,773.5         $1,694.1
     Component products                                               209.4             170.2            155.2
     Waste management                                                  24.5              36.4             49.6
   Investment in:
     TIMET common stock                                                28.1              55.4            138.7
     TIMET preferred stock                                             -                   .2               .2
     TIMET debt securities                                               .3              -                -
     Other joint ventures                                              12.2              13.9             16.5
   Corporate and eliminations                                         490.5             640.9            524.1
                                                                   --------          --------         --------

                                                                   $2,307.2          $2,690.5         $2,578.4
                                                                   ========          ========         ========

 Net property and equipment:
   United States                                                   $   72.3          $   69.8         $   75.2
   Germany                                                            319.7             331.3            278.9
   Canada                                                              91.7              91.4             87.9
   Norway                                                              67.4              72.5             64.4
   Belgium                                                             71.1              73.8             61.7
   Taiwan                                                               5.7               5.7              8.3
   Netherlands                                                          9.6               8.3             -
                                                                   --------          --------         --------

                                                                   $  637.5          $  652.8         $  576.4
                                                                   ========          ========         ========

Note 3 -  Business combinations and related transactions:

     NL Industries, Inc. At the beginning of 2003, Valhi held 63% of NL's outstanding common stock, and Tremont held an additional 21% of NL. The Company's aggregate ownership of NL was reduced to 83% at December 31, 2005 due to NL's issuance of shares of its common stock upon the exercise of options to purchase NL common stock. In January 2005, Tremont distributed to Valhi its ownership interest in NL.

     Kronos Worldwide, Inc. Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. In December 2003, and in conjunction with a recapitalization of Kronos, NL completed the distribution of approximately 48.8% of Kronos' common stock to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. During 2004 and the first quarter of 2005, NL paid an aggregate of five quarterly dividends in the form of shares of Kronos common stock, in which an aggregate of approximately 1.5 million shares of Kronos common stock (3.0% of Kronos' outstanding shares) were distributed to NL shareholders (including Valhi and Tremont) in the form of pro-rata dividends. Valhi and Tremont received an aggregate of approximately 1.2 million shares of Kronos with respect to these distributions. In January 2005, Tremont distributed to Valhi its ownership interest in Kronos.

     NL's December 2003, 2004 and 2005 quarterly distributions of shares of common stock of Kronos are taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed on the various dates of distribution and NL's adjusted tax basis in such stock at such dates of distribution. The amount of such tax liability related to the shares of Kronos distributed to NL shareholders other than Valhi and Tremont was approximately $22.5 million in 2003, $2.5 million in 2004 and $664,000 in 2005, and such amounts are recognized as a component of the Company's consolidated provision for income taxes in such periods. Other than the Company's recognition of such NL tax liabilities, the completion of the December 2003 and 2004 and 2005 quarterly distributions of Kronos common stock had no other impact on the Company's consolidated financial position, results of operations or cash flows.

     The amount of NL's separate tax liability with respect to the shares of Kronos distributed to Valhi and Tremont, while recognized by NL at its separate company level, is not recognized in the Company's consolidated financial statements because the separate tax liability is eliminated at the Valhi level due to Valhi, Tremont and NL all being members of the Contran Tax Group. With respect to such shares of Kronos distributed to Valhi and Tremont, effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require NL to pay up to Valhi the separate tax liability generated from the distribution of such Kronos shares to Valhi and Tremont. On November 30, 2004 Valhi and NL agreed to further amend the terms of their tax sharing agreement to provide that NL would now be required to pay up to Valhi the separate tax liability generated from the distribution of shares of Kronos common stock to Valhi and Tremont, including the tax related to such shares distributed to Valhi and Tremont in December 2003 and the tax related to the shares distributed to Valhi and Tremont during all of 2004. In determining to so amend the terms of the tax sharing agreement, NL and Valhi considered, among other things, the changed expectation for the generation of taxable income at the NL level resulting from the inclusion of CompX in NL's consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1. Valhi and NL further agreed that in lieu of a cash income tax payment, such separate tax liability could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL. Such tax liability related to the shares of Kronos distributed to Valhi and Tremont in December 2003 and 2004, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $227 million. Accordingly, in the fourth quarter of 2004 NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of such separate tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at an agreed-upon price of $41 per share. Kronos' average closing market prices during the months of November and December 2004 were $41.53 and $41.77, respectively. NL also considered the fact that the shares of Kronos held by non-affiliates are very thinly traded, and consequently an average price over a period of days mitigates the effect of the thinly-traded nature of Kronos' common stock. The transfer of such 5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, had no effect on the Company's consolidated financial statements, and as noted above such tax liability is not recognized in the Company's consolidated financial statements because it is eliminated at the Valhi level due to Valhi, Tremont and NL all being members of Valhi's tax group on a separate-company basis and of the Contran Tax Group. Such tax liability related to the shares of Kronos distributed to Valhi in the first quarter of 2005 aggregated $3.3 million, and such tax liability was paid by NL to Valhi in cash. This aggregate $230 million tax liability has not been paid by Valhi to Contran, nor has Contran paid such tax liability to the applicable tax authority. Such income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to Valhi and Tremont are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi. However, as discussed in Note 1, the Company does recognize deferred income taxes with respect to its investment in Kronos, and in accordance with GAAP the amount of such deferred income taxes recognized by Valhi ($184 million at December 31, 2005) is limited to this $230 million tax liability.

     During 2003 and 2004 and 2005, Valhi purchased an aggregate of 1.1 million shares of Kronos common stock in market transactions for an aggregate of $30.5 million. During the fourth quarter of 2004 and 2005, NL sold an aggregate of 534,000 shares of Kronos common stock in market transactions for an aggregate of $21.9 million, and the Company recognized pre-tax gains related to the reduction of its ownership interest in Kronos related to such sales ($2.2 million in 2004 and $14.7 million in 2005). See Note 12.

     During 2004, Kronos acquired additional shares of its majority-owned subsidiary in France for approximately $575,000. See Note 13.

     TIMET. At the beginning of 2003, the Company owned 39% of TIMET. During 2003 and 2005, the Company purchased an aggregate of 1.4 million shares of TIMET common stock (as adjusted for certain TIMET stock splits discussed in Note 7) in market transactions for an aggregate of $18.9 million. During 2003, the Company also purchased certain convertible debt securities issued by a wholly-owned subsidiary of TIMET, and during 2004 such convertible debt securities were exchanged for convertible preferred stock of TIMET. See Note 7.

     CompX International Inc. At the beginning of 2003, the Company held 69% of CompX's common stock. Of such 69%, 66% was held by Valcor, Inc., a wholly-owned subsidiary of Valhi, and 3% was owned by Valhi directly. Prior to September
2004, the Company's aggregate ownership in CompX was reduced to 68% due to CompX's issuance of shares of its common stock upon the exercise of options to purchase CompX common stock. On September 24, 2004, NL completed the acquisition of the CompX shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note was eliminated in the preparation of the Company's consolidated financial statements). The acquisition was approved by a special committee of NL's board of directors comprised of directors who were not affiliated with Valhi, and such special committee retained their own legal and financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to NL. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, and such transaction had no effect on the Company's consolidated financial statements.

     Effective October 1, 2004, NL and TIMET contributed shares of CompX common stock representing 68% and 15%, respectively, of CompX's outstanding common stock to newly-formed CompX Group in return for their 82.4% and 17.6% ownership interests in CompX Group, respectively, and CompX Group became the owner of the 83% of CompX that NL and TIMET had previously owned in the aggregate. These CompX shares are the sole asset of CompX Group. CompX Group recorded the shares of CompX received from NL at NL's carryover basis. The shares of CompX contributed to CompX Group by TIMET are excluded from the Company's consolidated investment in CompX. See Note 2. During 2005, NL purchased 233,500 additional shares of CompX common stock in market transactions for an aggregate of approximately $3.6 million, increasing NL's aggregate ownership of CompX to 70% at December 31, 2005.

     In August 2005, CompX completed the acquisition of a components products business for aggregate cash consideration of $7.3 million, net of cash acquired. The purchase price has been allocated among the tangible and intangible net assets acquired (including goodwill) based upon an estimate of the fair value of such net assets. The pro forma effect on the Company's results of operations for 2005, assuming such acquisition had been completed as of January 1, 2005, is not material.

     Tremont Corporation, Tremont Group, Inc. and Tremont LLC. At the beginning of 2003, Valhi and NL owned 80% and 20%, respectively, of Tremont Group, Inc. Tremont Group was a holding company which owned 80% of Tremont Corporation. In February 2003, Valhi completed two consecutive merger transactions pursuant to which Tremont Group and Tremont both became wholly-owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to NL in exchange for NL's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders, or an aggregate of 4.3 million shares of Valhi common stock, in each case in a tax-free exchange. A special committee of Tremont's board of directors, consisting of members unrelated to Valhi who retained their own independent financial and legal advisors, recommended approval of the second merger. Subsequent to these two mergers, Tremont Group and Tremont merged to form Tremont LLC, also wholly owned by Valhi. The number of shares of Valhi common stock issued to NL in exchange for NL's 20% ownership interest in Tremont Group was equal to NL's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the 3.4 exchange ratio in the second merger.

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



                                        Valhi
                                        shares                Assigned
                                        issued                  value
                                       ---------              ----------
                                                             (In millions)

Net Valhi shares issued                4,859,346               $51.0
                                       =========

Plus cash fees and expenses                                      0.9
                                                               -----

    Total purchase price                                       $51.9
                                                               =====

     The purchase price was allocated based upon an estimate of the fair value of the net assets acquired as follows:

                                                                                                           Amount
                                                                                                        -------------
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

     As noted above, the Company's proportional interest in shares of Valhi common stock held by NL are reported as treasury stock in the Company's consolidated balance sheet. As a result of the merger transactions discussed above, the acquisition of minority interest in Tremont effectively resulted in an increase in the Company's overall ownership of NL due to Tremont's 21% ownership interest in NL. Accordingly, as a result of the merger transactions noted above, the Company also recognized a $7.6 million increase in its treasury stock attributable to the shares of Valhi common stock held by NL. At December 31, 2004 and 2005, the amount reported as treasury stock, at cost, in the Company's consolidated balance sheet includes an aggregate of $37.9 million attributable to the 4.7 million shares of Valhi common stock held by NL (or 85% of NL's aggregate original cost basis in such shares of $44.8 million).

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


Note 4 - Accounts and other receivables:

                                                                                             December 31,
                                                                                         --------------------
                                                                                         2004            2005
                                                                                         ----            ----
                                                                                            (In thousands)

 Accounts receivable                                                                    $219,749        $211,156
 Notes receivable                                                                          1,993           4,267
 Accrued interest and dividends receivable                                                    15           6,158
 Allowance for doubtful accounts                                                          (3,826)         (2,815)
                                                                                        --------        --------

                                                                                        $217,931        $218,766
                                                                                        ========        ========


     Accrued interest and dividends receivable at December 31, 2005 includes $6.0 million of distributions from the Amalgamated Sugar Company LLC declared in December 2005 but not paid to the Company until January 3, 2006. See Note 5.

Note 5 -       Marketable securities:

                                                                                             December 31,
                                                                                         --------------------
                                                                                         2004            2005
                                                                                         ----            ----
                                                                                            (In thousands)

 Current assets (available for sale):
   Restricted debt securities                                                           $  9,446        $  9,265
   Other debt securities                                                                    -              2,490
                                                                                        --------        --------

                                                                                        $  9,446        $ 11,755
                                                                                        ========        ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                                    $250,000        $250,000
   Restricted debt securities                                                              6,725           2,572
   Other debt securities and common stocks                                                    45           6,133
                                                                                        --------        --------

                                                                                        $256,770        $258,705
                                                                                        ========        ========

     Amalgamated. Prior to 2003, the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. When the Company transferred control of such operations to Snake River in return of its interest in the LLC, the Company recognized a gain in earnings equal to the difference between $250 million (the fair value of the Company's investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. Therefore, the cost basis of the Company's investment in the LLC is $250 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River were collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was repaid prior to 2002 when Snake River obtained an equal amount of third-party term loan financing, and the remaining $80 million was repaid during 2005 when Snake River obtained new third-party term loan financing following its complete repayment of its original third-party term loan financing. See Notes 8 and 10.

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

     The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels, subject to satisfaction of certain conditions imposed by Snake River's current third-party senior lenders.

     Prior to 2003, Snake River agreed that the annual amount of (i) the distributions paid by the LLC to the Company plus (ii) the debt service payments paid by Snake River to the Company on the $80 million loan will at least equal the annual amount of interest payments owed by Valhi to Snake River on the Company's $250 million in loans from Snake River. In 2005, and following the complete repayment of the Company's $80 million loan to Snake River, Snake River agreed that the annual amount of distributions paid by the LLC to the Company would at least exceed, by approximately $1.8 million, the annual amount of interest payments owed by Valhi to Snake River on the Company's $250 million in loans from Snake River. In the event that such cash flows to the Company are less than the required minimum amount, certain agreements previously made among the Company, Snake River and the LLC, including a reduction in the amount of cumulative distributions which must be paid by the LLC to the Company in order to prevent the Company from having the ability to temporarily take control of the LLC, would retroactively become null and void. Through December 31, 2005, Snake River and the LLC maintained the applicable minimum required levels of cash flows to the Company.

     The  Company  reports  the  cash  distributions  received  from  the LLC as dividend income. Such distributions are recognized when declared by the LLC, which is generally the same months that such distributions are received by the Company, although such distributions may in certain cases be paid on the first business day of the following month. See Note 12. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company accounts for its investment in the LLC as an available-for-sale marketable security carried at estimated fair value, with fair value determined to be the $250 million redemption price of the Company's investment in the LLC. The Company also provides certain services to the LLC. See Note 17. The Company does not expect to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.

     Other. During 2003, Valhi sold approximately 2,500 shares of Halliburton Company common stock in market transactions for aggregate proceeds of approximately $50,000. The aggregate cost of the restricted and unrestricted debt securities and other available-for-sale marketable securities approximates their net carrying value at December 31, 2004 and 2005. During 2005, the Company purchased other available-for-sale marketable securities (primarily common stocks and debt securities) for an aggregate of $29.4 million, and subsequently sold a portion of such securities for an aggregate of $19.7 million for a net securities transaction gain of approximately $200,000. See Note 12.

Note 6 -       Inventories:

                                                                                             December 31,
                                                                                        ------------------------
                                                                                         2004            2005
                                                                                         ----            ----
                                                                                            (In thousands)

 Raw materials:
   Chemicals                                                                            $ 45,961        $ 52,343
   Component products                                                                      8,193           7,022
                                                                                        --------        --------
                                                                                          54,154          59,365
                                                                                        --------        --------

 In process products:
   Chemicals                                                                              16,612          17,959
   Component products                                                                     10,827           9,898
                                                                                        --------        --------
                                                                                          27,439          27,857
                                                                                        --------        --------

 Finished products:
   Chemicals                                                                             131,161         150,675
   Component products                                                                      9,696           5,542
                                                                                        --------        --------
                                                                                         140,857         156,217
                                                                                        --------        --------

 Supplies (primarily chemicals)                                                           40,964          39,718
                                                                                        --------        --------

                                                                                        $263,414        $283,157
                                                                                        ========        ========


Note 7 -       Investment in affiliates:

                                                                                             December 31,
                                                                                        ------------------------
                                                                                         2004            2005
                                                                                        ------          --------
                                                                                      (Restated)
                                                                                            (In thousands)

 TIMET:
   Common stock                                                                         $ 55,425        $138,677
   Preferred stock                                                                           183             183
                                                                                        --------        --------
                                                                                          55,608         138,860

 Ti02 manufacturing joint venture                                                        120,251         115,308
 Basic Management and Landwell                                                            13,867          16,464
                                                                                        --------        --------

                                                                                        $189,726        $270,632
                                                                                        ========        ========

     TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and another Ti02 producer are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or "LPC") that owns and operates a TiO2 plant in Louisiana. KLA and the other Ti02 producer are both required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis, and consequently the Company reports no equity in earnings of LPC. Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of the joint ventures production costs are reported as cost of sales as the related Ti02 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated
Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $900,000 in 2003, $8.6 million in 2004 and $4.9 million in 2005 are stated net of contributions of $13.1 million in 2003, $15.6 million in 2004 and $10.1 million in 2005.

     LPC's net sales aggregated $202.9 million in 2003, $210.4 million in 2004 and $219.8 million in 2005, of which $101.3 million, $104.8 million and $109.4 million, respectively, represented sales to Kronos and the remainder represented sales to LPC's other owner. Substantially all of LPC's operating costs during the past three years represented costs of sales.

     At December 31, 2005, LPC reported total assets and partners' equity of $263.3 million and $233.4 million, respectively (2004 - $269.8 million and $243.3 million, respectively). Approximately 76% of LPC's assets at December 31, 2005 are comprised of property and equipment (2004 - 78%). Substantially all of LPC's liabilities at December 31, 2004 and 2005 are current. LPC has no indebtedness at December 31, 2004 and 2005.

     On September 22, 2005, LPC's facility temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. LPC expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production from LPC. Insurance proceeds from the lost profit for product that Kronos was not able to sell as a result of the loss of production from LPC are expected to be recognized by Kronos during 2006, although the amount and timing of such insurance recoveries is not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries. Kronos' warehouse and slurry facilities located near LPC's facility were also temporarily closed due to the storm, but property damage to these facilities was not significant.

     TIMET. At December 31, 2005, the Company held 14.0 million shares of TIMET with a quoted market price of $63.26 per share, or an aggregate market value of $885.5 million (2004 - 13.0 million shares with an aggregate market value of $157 million). In 2003, TIMET effected a reverse split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock, in 2004 TIMET effected a 5:1 split of its common stock and in 2005 TIMET effected an additional 2:1 split of its common stock. Such stock splits had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of such splits. The share disclosures related to TIMET common stock as of December 31, 2004 have been adjusted to give effect to the 2:1 split in 2005.

     At December 31, 2005,  TIMET  reported  total assets of $907.3  million and stockholders' equity of $562.2 million (2004 - $692.3 million and $406.4 million, respectively). TIMET's total assets at December 31, 2005 include current assets of $550.3 million, property and equipment of $253.0 million, marketable securities of $46.5 million and investment in joint ventures of $26.0 million (2004 - $370.4 million, $228.2 million, $47.2 million and $22.6 million, respectively). TIMET's total liabilities at December 31, 2005 include current liabilities of $166.9 million, accrued OPEB and pension costs aggregating $74.0 million, long-term debt of $51.4 million and debt payable to TIMET Capital Trust I (the subsidiary of TIMET that issued the convertible preferred securities) of $5.9 million (2004 - $162.2 million, $92.0 million, nil and $12.0 million, respectively). During 2005, TIMET reported net sales of $749.8 million, operating income of $171.1 million and income before cumulative effect of change in accounting principle attributable to common stockholders of $143.7 million (2004 - net sales of $501.8 million, operating income of $43.0 million and income before cumulative effect of change in accounting principle of $43.3 million; 2003 - net sales of $385.3 million, operating loss of $6.0 million and a loss before cumulative effect of change in accounting principle attributable to common stockholders of $24.3 million). All of such amounts for 2003 and 2004 have been restated for TIMET's change in accounting principle related to its inventories discussed in Note 1.

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

     In August 2004,  TIMET  completed an exchange offer in which  approximately
3.9 million shares of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I were exchanged for an aggregate of 3.9 million shares of a newly-created Series A Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. Dividends on the Series A shares accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and are convertible into shares of TIMET common stock at the rate of one and two-thirds of a share of TIMET common stock per Series A share. The Series A shares are not mandatorily redeemable, but are redeemable at the option of TIMET in certain circumstances. Valhi exchanged its 14,700 shares of the convertible preferred debt securities in the exchange offer for 14,700 Series A shares, and recognized a nominal gain related to such exchange. The Series A shares are accounted for as available-for-sale marketable securities carried at estimated fair value. At December 31, 2005, the cost basis of the Series A shares approximated their carrying amount, and Mr. Simmons' spouse held an additional 54% of such Series A shares outstanding at that date.

     Basic Management and Landwell. At December 31, 2004 and 2005, other joint ventures, held by TRECO LLC, a wholly-owned subsidiary of Tremont, are comprised of (i) a 32% interest in Basic Management, Inc., which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in The Landwell Company, which is actively engaged in efforts to develop certain real estate. Basic Management owns an additional 50% interest in Landwell.

     At September 30, 2005, the combined balance sheets of Basic Management and Landwell reflected total assets and partners' equity of $118.8 million and $68.1 million, respectively (2004 - $124.8 million and $57.3 million, respectively). The combined total assets at September 30, 2005 include current assets of $36.9 million, property and equipment of $12.7 million, prepaid costs and expenses of $5.4 million, land and development costs of $18.7 million, long-term notes and other receivables of $3.7 million and investment in undeveloped land and water rights of $41.4 million (2004 - $44.4 million, $15.9 million, $19.3 million, $16.7 million, $4.6 million and $21.9 million, respectively). Combined total liabilities at September 30, 2005 include current liabilities of $20.9 million, long-term debt of $22.7 million and deferred income taxes of $6.3 million (2004
- $31.2 million, $29.8 million and $5.7 million, respectively).

     During the 12 months ended September 30, 2005, Basic Management and Landwell reported combined revenues of $30.4 million, income before income taxes of $14.9 million and net income of $12.8 million (2004 - $27.5 million, $8.9 million and $7.7 million, respectively; 2003 - $20.1 million, $3.3 million and $2.9 million, respectively). Landwell is treated for federal income tax purposes as a partnership, and accordingly the combined results of operations of Basic Management and Landwell include a provision for income taxes on Landwell's earnings only to the extent that such earnings accrue to Basic Management.

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

Note 8 -       Other noncurrent assets:

                                                                                             December 31,
                                                                                        -----------------------
                                                                                         2004            2005
                                                                                        ------          -------
                                                                                            (In thousands)
 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                          $ 80,000        $   -
     Interest                                                                             38,294            -
   Other                                                                                   3,151           6,769
                                                                                       ---------        --------
                                                                                         121,445           6,769
   Less current portion                                                                    1,993           4,267
                                                                                       ---------        --------

   Noncurrent portion                                                                   $119,452        $  2,502
                                                                                        ========        ========

 Other assets:
   IBNR receivables                                                                     $ 11,646        $ 16,735
   Deferred financing costs                                                               10,933           8,278
   Waste disposal site operating permits, net                                              9,269          14,133
   Refundable insurance deposit                                                            2,483            -
   Restricted cash equivalents                                                               494             382
   Other                                                                                  17,501          19,609
                                                                                       ---------        --------

                                                                                        $ 52,326        $ 59,137
                                                                                        ========        ========

     Valhi's loan to Snake River was subordinate to Snake River's third-party senior term loan and bore interest at a fixed rate of 6.49%. Covenants contained in Snake River's prior third-party senior term loan allowed Snake River, under certain conditions, to pay periodic installments for debt service on the $80 million loan prior to the maturity of the senior term loan in 2007. The Company did not expect to receive any significant debt service payments from Snake River during 2004, and accordingly all accrued and unpaid interest was classified as a noncurrent asset as of December 31, 2004.

     Prior to 2003, the Company amended its loan to Snake River to, among other things, reduce the interest rate from 12.99% to 6.49%. The reduction of interest income resulting from such interest rate reduction will be recouped and paid to the Company via additional future LLC distributions from The Amalgamated Sugar Company LLC upon achievement of specified levels of future LLC profitability.

     In August 2005, Snake River repaid its prior third-party senior loan, and Snake River commenced to make debts service payments to Valhi under its $80 million loan from Valhi. Such debt service payments, all of which were applied to accrued and unpaid interest, aggregated $5.5 million in August and September 2005. In October 2005, the Company and Snake River entered into an agreement pursuant to which, among other things, Snake River agreed to make an additional $94.8 million prepayment on its loan payable to Valhi ($80 million of which was applied to principal and the remainder to accrued interest), in return for which Valhi agreed to forgive and cancel all remaining amounts Snake River otherwise owed Valhi under such loan. Snake River subsequently made such prepayment to Valhi in October 2005. Accordingly, in the fourth quarter of 2005 Valhi has recognized a $21.6 million charge to earnings related to the accrued interest on its loan to Snake River that was forgiven and cancelled by Valhi in October. See
Note 12.

     The IBNR receivables relate to certain insurance liabilities, the risk of which has been reinsured with certain third party insurance carriers. The insurance liabilities which have been reinsured are reported as part of noncurrent accrued insurance claims and expenses. See Notes 11 and 17.

Note 9 - Goodwill and other intangible assets:

     Goodwill. Changes in the carrying amount of goodwill during the past three years by operating segment is presented in the table below. Substantially all of the goodwill related to the chemicals operating segment was generated from the Company's various step acquisitions of its interest in NL and Kronos. Substantially all of the goodwill related to the component products operating segment was generated from CompX's acquisitions of certain business units completed prior to 2002, and to a 2005 acquisition. See Note 3.

                                                                        Operating segment
                                                                   -----------------------------
                                                                                     Component
                                                                   Chemicals          products            Total
                                                                   ---------         ----------           -----
                                                                                   (In millions)

Balance at December 31, 2002                                          $321.3           $ 43.7            $365.0
Goodwill acquired during the year                                       10.0              -                10.0
Changes in foreign exchange rates                                         -               2.6               2.6
                                                                      ------           ------            ------

Balance at December 31, 2003                                           331.3             46.3             377.6

Goodwill acquired during the year                                        8.4              -                 8.4
Elimination of deferred income taxes                                      -             (26.9)            (26.9)
Impairment charge                                                         -              (6.5)             (6.5)
Changes in foreign exchange rates                                         -               1.5               1.5
                                                                      ------           ------            ------

Balance at December 31, 2004                                           339.7             14.4             354.1
Goodwill acquired during the year                                        1.3              8.0               9.3
Assets sold                                                               -              (1.4)             (1.4)
Changes in foreign exchange rates                                         -               (.2)              (.2)
                                                                      ------           ------            ------

Balance at December 31, 2005                                          $341.0           $ 20.8            $361.8
                                                                      ======           ======            ======

     The Company has assigned its goodwill to four reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of Kronos in total. Goodwill attributable to the component products operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Michigan, Canadian and Taiwanese operations. Under SFAS No. 142, such goodwill is deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the Kronos reporting unit, the Company considers quoted market prices for Kronos' common stock, as adjusted for an appropriate control premium. The Company uses other appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the three CompX reporting units.

     In accordance with the requirements of SFAS No. 142, the Company reviews goodwill of its four reporting units for impairment during the third quarter of each year. Goodwill is also reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments related to continuing operations were deemed to exist as a result of the Company's annual impairment reviews completed during 2003, 2004 and 2005. However, in December 2004 CompX's board of directors committed to a formal plan to dispose of CompX's European operations. As a result, the Company recognized a non-cash charge of $6.5 million in the fourth quarter of 2004, representing an impairment of goodwill associated with such operations, to write-down the Company's investment in such operations to its estimated realizable value based upon the expected net proceeds resulting from the sale of such operations. See Note 22.

     As discussed in Note 1, the Company provides deferred income taxes for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of investments in subsidiaries that are not members of the Contran Tax Group. Also as discussed in Note 1, prior to October 2004 CompX was not a member of the Contran Tax Group, and the Company provided deferred income taxes with respect to its investment in CompX. Effective October 2004, CompX became a member of the Contran Tax Group, and the Company no longer provides such deferred income taxes as it was no longer required to do so under applicable GAAP. In accordance with GAAP, and as a result of CompX becoming a member of the Contran Tax Group, a net $26.9 million deferred tax liability, previously provided with respect to the Company's investment in CompX, was eliminated through a reduction in goodwill at December 31, 2004.

     Other intangible assets.

                                                                                             December 31,
                                                                                        -----------------------
                                                                                         2004            2005
                                                                                        ------          ------
                                                                                             (In millions)

 CompX - patents and other:
   Cost                                                                                   $3.4         $4.4
   Less accumulated amortization                                                           1.7          2.1
                                                                                          ----         ----

     Net                                                                                   1.7          2.3
                                                                                          ----         ----

 NL - customer list:
   Cost                                                                                    2.6          2.6
   Less accumulated amortization                                                           1.1          1.5
                                                                                          ----         ----

     Net                                                                                   1.5          1.1
                                                                                          ----         ----

                                                                                          $3.2         $3.4
                                                                                          ====         ====

     CompX's intangible assets relate principally to the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX. NL's intangible asset relates to its acquisition of an insurance broker acquired prior to 2003. CompX's intangible assets are amortized by the straight-line method over their estimated useful lives (approximately 10 years remaining at December 31, 2005), with no assumed residual value at the end of the life of the intangible assets. The customer list intangible asset is amortized by the straight-line method over the estimated seven-year life of such intangible asset (approximately 3 years remaining at December 31, 2005), with no assumed residual value at the end of the life of the intangible asset. Amortization expense of intangible assets was approximately $600,000 in each of 2003 and 2004 and approximately $700,000 in 2005, and amortization expense of intangible assets is expected to be approximately $700,000 in each of calendar 2006 through 2008 and $300,000 in each of 2009 and 2010.

Note 10 -      Long-term debt:

                                                                                              December 31,
                                                                                        -------------------------
                                                                                         2004              2005
                                                                                        ------            -------
                                                                                             (In thousands)

 Valhi - Snake River Sugar Company                                                      $250,000         $250,000
                                                                                        --------         --------

 Subsidiaries:
   Kronos International Senior Secured Notes                                             519,225          449,298
   Kronos U.S. bank credit facility                                                            -           11,500
   Kronos European bank credit facility                                                   13,622             -
   Other                                                                                   1,090            6,637
                                                                                        --------         --------

                                                                                         533,937          467,435
                                                                                        --------         --------

                                                                                         783,937          717,435

 Less current maturities                                                                  14,412            1,615
                                                                                        --------         --------

                                                                                        $769,525         $715,820
                                                                                        ========         ========

     Valhi. Valhi's $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. At December 31, 2005, $37.5 million of such loans are recourse to Valhi and the remaining $212.5 million is nonrecourse to Valhi. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 5.

     At December 31, 2005, Valhi has a $100 million revolving bank credit facility which matures in October 2006, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 15 million shares of Kronos common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of Kronos common stock pledged as collateral. Based on Kronos' December 31, 2005 quoted market price of $29.01 per share, the shares of Kronos common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. At December 31, 2005, Valhi would only have become limited to borrowing less than the full $100 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, if the quoted market price of Kronos' common stock was less than $20 per share. At December 31, 2005, no amounts have been borrowed, letters of credit aggregating $1.5 million had been issued and $98.5 million was available for borrowing under the facility.

     Kronos and its subsidiaries. In June 2002, Kronos International ("KII"), which conducts Kronos' TiO2 operations in Europe, issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009, and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII Senior Secured Notes. The KII Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. The KII Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The KII Senior Secured Notes are redeemable, at KII's option, at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Senior Secured Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Senior Secured Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2005, the market price of the KII Senior Secured Notes was approximately euro 1,045 per euro 1,000 principal amount (2004 - euro 1,075 per euro 1,000 principal amount). At December 31, 2005, the carrying amount of the KII Senior Secured Notes includes euro 4.8 million ($5.7 million) of unamortized premium associated with the November 2004 issuance (2004 - euro 6.2 million, or $8.4 million).

     KII's operating subsidiaries in Germany, Belgium and Norway have a euro 80 million secured revolving bank credit facility (nil outstanding at December 31, 2005) that matures in June 2008. Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.125%. The facility also provides for the issuance of letters of credit up to euro 5 million. The KII bank credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The KII bank credit facility contains certain restrictive covenants that, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. At December 31, 2005, the equivalent of $92.3 million was available for additional borrowing by the subsidiaries.

     Certain of Kronos' U.S. subsidiaries have a $50 million revolving credit facility ($11.5 million outstanding at December 31, 2005) that matures in September 2008. The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate (7.0% at December 31, 2005). The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2005, $33.5 million was available for borrowing under the facility.

     Kronos' Canadian subsidiary has a Cdn. $30 million revolving credit facility (nil outstanding at December 31, 2005) that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR. The facility contains certain restrictive covenants which, among other things, restricts the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2005, the equivalent of $12.8 million was available for additional borrowing by the subsidiary.

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

     CompX. At December 31, 2005, CompX has a $50.0 million secured revolving bank credit facility maturing in January 2009 with interest at rates based on the prime rate or LIBOR. The credit facility is collateralized by a pledge of 65% of the ownership interests in CompX's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of their assets, to another entity. In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. At December 31, 2005, no amounts were outstanding and $50 million was available for additional borrowing under the facility.

     Other indebtedness. In February 2003, Valcor redeemed for par value the remaining $2.4 million principal amount of its 9 5/8% Senior Notes due November 2003.


     Aggregate maturities of long-term debt at December 31, 2005:

 Years ending December 31,                                                                          Amount
 --------------------------                                                                     -------------
                                                                                                (In thousands)

   2006                                                                                              $  1,615
   2007                                                                                                 1,048
   2008                                                                                                12,526
   2009                                                                                               450,349
   2010                                                                                                 1,897
   2011 and thereafter (all due in 2027)                                                              250,000
                                                                                                     --------

                                                                                                     $717,435
                                                                                                     ========

     Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2005, none of the net assets of Valhi's consolidated subsidiaries were restricted.

     At December 31, 2005, amounts available for the payment of Valhi dividends pursuant to the terms of Valhi's revolving bank credit facility aggregated $.10 per Valhi share outstanding per quarter, plus an additional $67.9 million. Any purchases of treasury stock subsequent to December 31, 2005 would reduce this $67.9 million amount.

Note 11 - Accrued liabilities:

                                                                                              December 31,
                                                                                        --------------------------
                                                                                         2004              2005
                                                                                        ------            --------
                                                                                             (In thousands)
 Current:
   Employee benefits                                                                     $ 53,295         $ 48,341
   Environmental costs                                                                     21,316           16,565
   Deferred income                                                                          5,276            5,101
   Interest                                                                                   243            1,067
   Other                                                                                   50,989           58,355
                                                                                         --------         --------

                                                                                         $131,119         $129,429
                                                                                         ========         ========

 Noncurrent:
   Insurance claims and expenses                                                         $ 22,718         $ 24,257
   Employee benefits                                                                        5,380            4,998
   Deferred income                                                                          1,427              573
   Asset retirement obligations                                                             1,357            1,381
   Other                                                                                   10,179            8,119
                                                                                         --------         --------

                                                                                         $ 41,061         $ 39,328
                                                                                         ========         ========

     The asset retirement obligations are discussed in Note 19. The risks associated with certain of the Company's accrued insurance claims and expenses have been reinsured, and the related IBNR receivable are recognized as noncurrent assets. See Note 8.


Note 12 -      Other income, net:

                                                                              Years ended December 31,
                                                                         ----------------------------------------
                                                                         2003             2004            2005
                                                                         ----             ----            ----
                                                                                   (In thousands)

 Securities earnings:
   Dividends and interest                                                $33,724           $34,576       $ 57,843
   Securities transactions, net                                              487             2,113         20,259
   Write-off of accrued interest                                            -                 -           (21,638)
                                                                         -------           -------       --------
                                                                          34,211            36,689         56,464
 Contract dispute settlement                                                   -             6,289           -
 Insurance recoveries                                                        823               552          2,970
 Currency transactions, net                                               (8,288)           (3,764)         5,163
 Disposal of property and equipment, net                                   9,845              (855)        (1,555)
 Other, net                                                                4,836             5,333          4,947
                                                                         -------           -------       --------

                                                                         $41,427           $44,244        $67,989
                                                                         =======           =======        =======

     Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $23.7 million in 2003, $23.8 million in 2004 and $45.0 million in 2005, and interest income of $5.2 million in each of 2003 and 2004 and $3.9 million in 2005 related to the Company's loan to Snake River Sugar Company. The $21.6 million write-off of accrued interest receivable in 2005 relates to accrued interest on Valhi's loan to Snake River that was forgiven and cancelled by Valhi in October 2005. See Notes 5 and 8. Dividends and interest income also includes interest of $1.4 million in 2003 and $1.5 million in 2004 of interest on certain intercompany receivables of CompX related to its operations in The Netherlands. The related interest expense on such intercompany indebtedness is included as a component of discontinued operations. See Note 22.

     Net securities transaction gains in 2005 relate primarily to (i) NL's $14.7 million pre-tax gain from the sale of approximately 470,000 shares of Kronos common stock in market transactions for aggregate proceeds of $19.2 million and
(ii) Kronos' $5.4 million pre-tax gain from the sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventories with a value of $1.9 million. Net securities transactions gains in 2004 includes a $2.2 million gain related to NL's sale of shares of Kronos common stock in market transactions.

     The contract dispute settlement relates to Kronos' settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized in 2004 represents the present value of the future payments to be paid by the customer to Kronos. Of such $7.3 million, $1.5 million was paid to Kronos in 2004 and $1.75 million was paid in 2005, and $1.75 million is due in 2006 and $2.25 million is due in 2007. At December 31, 2005, the present value of the remaining amounts due to be paid to Kronos aggregated approximately $3.7 million, of which $1.7 million is included in accounts receivable and $2.0 million is included in other noncurrent assets.

     Insurance  recoveries of $823,000 in 2003, $552,000 in 2004 and $804,000 in
2005 relate to NL's settlements with certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached prior to 2003, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. Insurance recoveries in 2005 also include $2.2 million received by NL in 2005 in recovery from certain insolvent former insurance carriers relating to settlement of excess insurance coverage claims that were paid to NL. See Note 19. Net gains from the disposal of property and equipment in 2003 includes $10.3 million related primarily to the sale of certain real property of NL not associated with Kronos' TiO2 operations.

Note 13 - Minority interest:

                                                                                            December 31,
                                                                                        -----------------------
                                                                                        2004            2005
                                                                                        ----            -----
                                                                                           (In thousands)
 Minority interest in net assets:
   NL Industries                                                                        $ 51,662        $ 51,177
   Kronos Worldwide                                                                       29,569          28,167
   CompX International                                                                    49,153          45,630
   Subsidiary of NL                                                                        9,250               -
   Subsidiary of Kronos                                                                       76              75
                                                                                        --------        --------

                                                                                        $139,710        $125,049
                                                                                        ========        ========

                                                                                  Years ended December 31,
                                                                           -------------------------------------
                                                                           2003            2004           2005
                                                                           ----            ----           ----
                                                                                      (In thousands)
 Minority interest in net earnings (losses) -
  continuing operations:
   NL Industries                                                           $ (8,149)       $24,891        $ 6,336
   Kronos Worldwide                                                             246         19,659          5,057
   CompX International                                                        1,814          2,993            290
   Subsidiary of NL                                                             371            747             61
   Subsidiary of Kronos                                                          72             53             12
   Tremont Corporation                                                         (217)          -              -
                                                                            -------        -------        -------

                                                                            $(5,863)       $48,343        $11,756
                                                                            =======        =======        =======

     Kronos Worldwide. The Company commenced recognizing minority interest in Kronos' net assets and net earnings following NL's December 2003 distribution of a portion of the shares of Kronos common stock to its shareholders. See Note 3.

     Subsidiary of NL. Minority interest in NL's subsidiary related to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings were based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 18.

     In June 2005, EMS, received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party. In June 2005, EMS set aside funds as payment for the shares of EMS, but as of December 31, 2005, the former minority shareholders have not tendered their shares, and accordingly the liability owed to these former minority shareholders, which has not been extinguished for financial reporting purposes as of December 31, 2005, has been classified as a current liability at such date. Similarly, the funds which have been set aside are classified as a current asset at such date.

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

     Discontinued operations. Minority interest in losses of discontinued operations was $1.4 million in 2003, $4.1 million in 2004 and $205,000 in 2005. See Note 22.

Note 14 - Stockholders' equity:

                                                                                 Shares of common stock
                                                                     ------------------------------------------
                                                                     Issued         Treasury        Outstanding
                                                                     ------         --------        -----------
                                                                                   (In thousands)

 Balance at December 31, 2002                                          126,161          (10,570)       115,591

 Issued:
   Tremont merger                                                        7,840           (2,981)         4,859
   Other                                                                    26             -                26
 Other                                                                    -                (290)          (290)
                                                                       -------         --------        -------

 Balance at December 31, 2003                                          134,027          (13,841)       120,186

 Issued                                                                     25             -                25
 Retired                                                                (9,857)           9,857           -
                                                                       -------         --------        -------

 Balance at December 31, 2004                                          124,195           (3,984)       120,211

 Issued                                                                     65             -                65
 Acquired                                                                    -           (3,512)        (3,512)
 Retired                                                                (3,512)           3,512           -
                                                                       -------         --------        -------

 Balance at December 31, 2005                                          120,748           (3,984)       116,764
                                                                       =======         ========        =======

     The shares of Valhi issued in 2003 pursuant to the Tremont merger are discussed in Note 3. Other shares of Valhi common stock issued during 2003, 2004 and 2005 consist of (i) shares issued upon exercise of stock options and (ii) stock awards issued to members of Valhi's board of directors.

     In 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. Subsequently during 2005, the Company purchased an aggregate of 3.5 million shares of its common stock pursuant to this repurchase program in market or other transactions for an aggregate of $62.1 million. See Note 17.

     During 2004 and 2005, the Company cancelled 9.9 million shares and 3.5 million shares, respectively, of its common stock that had either previously been reported as treasury stock in the Company's consolidated financial statements (for the shares cancelled in 2004) or had been acquired by Valhi in market or other transactions (for the shares cancelled in 2005). Of such 9.9 million shares cancelled in 2004, 8.9 million shares were held in treasury by Valhi, and 1 million shares had been held by a wholly-owned subsidiary of Valhi. During 2004, these 1 million Valhi shares previously held by a subsidiary of Valhi were distributed to Valhi and cancelled. The aggregate $64.6 million cost of such treasury shares cancelled in 2004 and the $62.1 million cost of such treasury shares cancelled in 2005 have been allocated to common stock at par value, additional paid in capital and retained earnings in accordance with GAAP. Such cancellations had no impact on the net Valhi shares outstanding for financial reporting purposes. The 4.0 million shares of treasury stock reported for financial reporting purposes at December 31, 2004 and 2005 represents the Company's proportional interest in 4.7 million Valhi shares held by NL. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent are considered to be treasury stock. As a result, Valhi common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

     Valhi options. Valhi has an incentive stock option plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to 5 million shares of Valhi common stock may be issued pursuant to this plan. Options are generally granted at a price not less than fair market value on the date of grant, generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. Restricted stock, when granted, is generally forfeitable unless certain periods of employment are completed and held in escrow in the name of the grantee until the restriction period expires. No stock appreciation rights have been granted. Shares issued under the incentive stock plan are generally newly-issued shares (i.e., not the re-issuance of treasury shares).

     Outstanding options at December 31, 2005 represent less than 1% of Valhi's outstanding shares at that date and expire at various dates through 2013, with a weighted-average remaining term of 2.7 years. At December 31, 2005, all of the options outstanding to purchase 814,000 Valhi shares were exercisable, with an aggregate amount payable upon exercise of $8.1 million and an aggregate intrinsic value (defined as the excess of the market price of Valhi's common stock over the exercise price) of $7.0 million. All of such outstanding options are exercisable at various dates through 2013 at prices lower than the Company's December 31, 2005 market price of $18.50 per share. At December 31, 2005, an aggregate of 4.1 million shares were available for future grants.


     The following table sets forth changes in outstanding options during the past three years under all Valhi option plans in effect during such periods.

                                                                      Amount                                Weighted
                                                                      payable             Exercise           average
                                                                       upon               price per         exercise
                                                     Shares          exercise               share             price
                                                     ------          --------             ---------          ------
                                                                (In thousands, except per share amounts)

 Outstanding at December 31, 2002                      1,181          $10,663                $4.96-$12.45     $ 9.03

 Granted                                                   8               80                       10.05      10.05
 Exercised                                               (20)            (210)                9.50- 12.00      10.50
 Canceled                                                (76)            (417)                4.96-  6.56       5.49
                                                       -----          -------

 Outstanding at December 31, 2003                      1,093           10,116                 5.48- 12.45       9.26

 Exercised                                               (20)            (177)                5.72- 12.00       8.85
 Canceled                                               (198)          (1,231)                5.48- 12.45       6.22
                                                       -----          -------

 Outstanding at December 31, 2004                        875            8,708                 6.38- 12.45       9.95

 Exercised                                               (61)            (648)                6.38- 12.00      10.64
                                                       -----          -------

 Balance at December 31, 2005                            814          $ 8,060                $6.38-$12.45       9.90
                                                       =====          =======


     The intrinsic value of Valhi options exercised aggregated approximately $85,000 in 2003, $135,000 in 2004 and $535,000 in 2005, and the related income tax benefit from such exercises was approximately $30,000 in 2003, $50,000 in 2004 and $190,000 in 2005.

     Stock option plans of subsidiaries and affiliate. NL, Kronos, CompX and TIMET each maintain plans which provide for the grant of options to purchase their respective common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of NL, CompX and TIMET at December 31, 2005 are summarized below. There are no outstanding options to purchase Kronos common stock at December 31, 2005.

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                    price per            upon
                                                                    Shares            share            exercise
                                                                    ------          ---------          --------
                                                                               (In thousands, except
                                                                                 per share amounts)

 NL Industries                                                        120     $ 2.66 -$11.49              $ 1,097
 CompX                                                                470      10.00 -$20.00                8,637
 TIMET                                                              1,038        .83 -$17.66               12,664

     Other. Prior to and within six months of Contran's sale of the 2.0 million shares of Valhi common stock to Valhi described in Note 17, Contran had purchased shares of Valhi common stock in market transactions. In settlement of any alleged short-swing profit derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Contran remitted approximately $645,000 to the Company in 2005, which amount, net of $226,000 of related income taxes, has been recorded by the Company as a capital contribution, increasing additional paid-in capital.

     The pro forma information included in Note 1, required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995 using the Black-Scholes stock option valuation model. The aggregate fair value of the nominal number of Valhi options granted during 2003 (no options were granted during 2004 or 2005) was not material. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income and basic earnings per share disclosed in Note 1 is not necessarily indicative of future effects on net income or earnings per share. For purposes of such pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. See also Note 21.

Note 15 - Income taxes:

                                                                                  Years ended December 31,
                                                                          --------------------------------------
                                                                             2003            2004           2005
                                                                          --------          ------         -----
                                                                          (Restated)      (Restated)
                                                                                         (In millions)

Components of pre-tax income - income (loss) from continuing operations:
   United States:
     Contran Tax Group                                                    $(39.0)         $  78.9        $  80.1
     CompX tax group                                                         6.3              6.1           -
                                                                          ------          -------        -------
                                                                           (32.7)            85.0           80.1
   Non-U.S. subsidiaries                                                    73.9             (3.7)         117.5
                                                                          ------          -------        -------

                                                                          $ 41.2          $  81.3        $ 197.6
                                                                          ======          =======        =======

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%                                $ 14.4          $  28.4        $  69.1
 Non-U.S. tax rates                                                         (1.5)             (.3)           (.1)
 Incremental U.S. tax and rate differences
  On equity in earnings                                                    106.8             93.0           23.4
 Excess of book basis over tax basis of
  shares of Kronos common stock sold                                         -                 .2            1.9
 Loss of German income tax attribute                                         -               -              17.5
 Income tax on distribution of shares of Kronos                             22.5              2.5             .7
 Change in deferred income tax valuation
  allowance, net                                                            (7.2)          (311.8)          -
 Assessment (refund) of prior year income
  taxes, net                                                               (38.0)            (2.5)           2.3
 U.S. state income taxes, net                                                (.6)             1.0            4.3
 Tax contingency reserve adjustment, net                                    30.5            (16.5)         (19.1)
 Nondeductible expenses                                                      3.7              5.1            5.2
 Other, net                                                                  1.8              7.6           (1.1)
                                                                          ------          -------        -------

                                                                          $ 132.4         $(193.3)       $ 104.1
                                                                          ======          =======        =======

 Components of income tax expense (benefit):
   Currently payable (refundable):
     U.S. federal and state                                               $ 15.2          $    .9        $  25.9
     Non-U.S.                                                              (34.0)            17.6           35.9
                                                                          ------          -------        -------
                                                                           (18.8)            18.5           61.8
                                                                          ------          -------        -------
   Deferred income taxes (benefit):
     U.S. federal and state                                              120.0               69.4           20.6
     Non-U.S.                                                               31.2           (281.2)          21.7
                                                                          ------          -------        -------
                                                                           151.2           (211.8)          42.3
                                                                          ------          -------        -------

                                                                          $132.4          $(193.3)       $ 104.1
                                                                          ======          =======        =======

 Comprehensive provision for
  income taxes (benefit) allocable to:
   Income from continuing operations                                      $132.4          $(193.3)       $ 104.1
   Discontinued operations                                                  (2.6)            (4.6)           (.4)
   Additional paid-in capital                                                -               -                .2
   Cumulative effect of change in
    accounting principle                                                      .3             -              -
   Other comprehensive income:
     Marketable securities                                                   2.1              2.1           -
     Currency translation                                                    4.9             (8.2)          (8.6)
     Pension liabilities                                                   (15.4)            (6.9)         (38.7)
                                                                          ------          -------        -------

                                                                          $121.7          $(210.9)       $  56.6
                                                                          ======          =======        =======

     The components of the net deferred tax liability at December 31, 2004 and 2005, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

                                                                                December 31,
                                                        ---------------------------------------------------------
                                                                     2004                          2005
                                                        ---------------------------   ---------------------------
                                                            Assets      Liabilities      Assets       Liabilities
                                                            ------      -----------   -----------     -----------
                                                          (Restated)    (Restated)
                                                                                (In millions)
 Tax effect of temporary differences
  related to:
   Inventories                                           $   2.6           $  (6.3)     $   3.0         $  (3.6)
   Marketable securities                                     -              (107.5)         -            (106.9)
   Property and equipment                                   38.3            (104.6)        26.4           (87.8)
   Accrued OPEB costs                                       13.9              -            12.7            -
   Accrued environmental liabilities and
    other deductible differences                           120.1              -           111.1            -
   Other taxable differences                                -               (185.8)         -            (125.8)
   Investments in subsidiaries and
    affiliates                                              24.9            (202.0)         -            (209.6)
   Tax loss and tax credit carryforwards                   245.3              -           199.4            -
                                                         -------           -------      -------         -------
     Adjusted gross deferred tax assets
     (liabilities)                                         445.1            (606.2)       352.6          (533.7)
 Netting of items by tax jurisdiction                     (195.9)            195.9       (128.4)          128.4
                                                         -------           -------      -------         -------
                                                           249.2            (410.3)       224.2          (405.3)
 Less net current deferred tax asset
  (liability)                                                9.7             (24.2)        10.5            (4.3)
                                                         -------           -------      -------         -------

     Net noncurrent deferred tax asset
      (liability)                                        $ 239.5           $(386.1)     $ 213.7         $(401.0)
                                                         =======           =======      =======         =======

                                                                                   Years ended December 31,
                                                                            -------------------------------------
                                                                            2003           2004             2005
                                                                            ----           ----             ----
                                                                                        (In millions)

Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which the Company believes do
   not meet the "more-likely-than-not"
   recognition criteria                                                   $   -         $   -            $   -
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria                              (7.2)        (311.8)             -
  Foreign currency translation                                              28.2           (3.0)             -
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                                                     (11.8)         121.0              -
  Valhi/Tremont merger                                                     (10.8)          -                 -
  Other, net                                                                 (.1)          -                 -
                                                                          ------        -------          -------

                                                                          $ (1.7)       $(193.8)         $   -
                                                                          ======        =======          =======


     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

     o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at December 31, 2005). Kronos filed a protest to this assessment, and believes that a significant portion of the assessment was without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). Kronos filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.

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

     During the third quarter of 2005, Kronos reached an agreement in principle with the German tax authorities regarding such tax authorities' objection to the value assigned to certain intellectual property rights held by Kronos' operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes will be reduced retroactively, resulting in a reduction in the amount of Kronos' net operating loss carryforwards in Germany as well as a future reduction in the amount of amortization expense attributable to such intellectual property. As a result, Kronos recognized a $17.5 million non-cash deferred income tax expense in the third quarter of 2005 related to such agreement. The $19.1 million non-cash tax contingency adjustment income tax benefit in 2005 relates primarily to the withdrawal of the Belgium tax authorities' assessment related to 1999 and the Canadian tax authorities' reduction of one of its assessments, both as discussed above, as well as favorable developments with respect to certain income tax items of NL in the U.S.

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

     Under GAAP, a company is required to recognize a deferred income tax liability with respect to the incremental U.S. taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of its foreign operations, as those earnings were subject to specific permanent reinvestment plans. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management's intentions have changed. As of September 30, 2005, and based primarily upon changes in CompX management's strategic plans for certain of its non-U.S. operations, CompX's management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested, except for the pre-2005 earnings of its Taiwanese subsidiary. Accordingly, and in accordance with GAAP, CompX recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from a controlled foreign corporation in 2005. In the third quarter of 2005, the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. At the end of the second quarter of 2004, and based on all available evidence, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now met the "more-likely-than-not" recognition criteria, and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, KII believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given that Kronos generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards have no expiration date, Kronos concluded, among other things, it was now appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards because the benefit of such operating loss carryforwards now meet the "more-likely-than-not" recognition criteria. Of the $280.7 million valuation allowance related to Germany which was reversed during 2004, and in accordance with the applicable GAAP related to accounting for income taxes at interim periods, (i) $8.7 million was reversed during the first six months of 2004 that related primarily to the utilization of the German net operating loss carryforwards during such period, (ii) $268.6 million was reversed as of June 30, 2004 and (iii) $3.4 million was reversed during the last six months of 2004.

     NL's and NL's subsidiary EMS, 1998 U.S. federal income tax returns were being examined by the U.S. tax authorities, and NL and EMS granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $21 million, including interest, up front as a partial payment of the settlement amount (which amount was paid during 2005 and was classified as a current liability at December 31, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the 15-year time period beginning in 2004. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized an $17.4 million tax benefit in 2004 related to the revised estimate. In addition, during 2004, the Company recognized a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believed now met the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance at December 31, 2003, related to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of
EMS) utilized such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance reversed related to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believed met the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions have been or will be included in NL's taxable income.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit of these net refunds in its 2003 results of operations. During 2004, Kronos recognized a net refund of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amount. Through December 2004, KII and its German operating subsidiary had received net refunds of euro 35.6 million ($44.7 million when received). All refunds relating to the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and Kronos recognized euro 21.5 million (24.6 million) in 2003.

     At December 31, 2005, (i) Kronos had the equivalent of $593 million and $104 million of the net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date, (ii) Tremont had $6 million of U.S. net operating loss carryforwards expiring in 2018 through 2020, (iii) CompX had $1.6 million of U.S. net operating loss carryforwards expiring in 2007 through 2017 and (iv) Valhi had $36 million of U.S. net operating loss carryforwards expiring in 2019 through 2025 and $6 million of capital loss carry forwards expiring in 2009. At December 31, 2005, the U.S. net operating loss carryforwards of CompX are limited in utilization to approximately $400,000 per year. In addition, approximately $6 million of Valhi's net operating loss carryforwards may only be used to offset taxable income of NL and are not available to offset future taxable income of other members of the Contran Tax Group.

Note 16 - Employee benefit plans:

     Defined benefit plans. The Company maintains various U.S. and foreign defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. The funded status of the Company's defined benefit pension plans and, the components of net periodic defined benefit pension cost are presented in the tables below. At December 31, 2005, the Company currently expects to contribute the equivalent of $18 million to all of its defined benefit pension plans during 2006, and aggregate benefit payments to plan participants out of plan assets are expected to be the equivalent of $25 million in 2006, $24 million in 2007, $26 million in 2008, $25 million in 2009, $26 million in 2010 and $140 million during 2011 through 2015.

                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                          (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year                                      $ 409,517        $ 454,911
   Service cost                                                                          6,758            7,373
   Interest cost                                                                        22,219           22,589
   Participant contributions                                                             1,420            1,538
   Actuarial losses                                                                      7,218          101,416
   Change in foreign currency exchange rates                                            30,820          (42,292)
   Benefits paid                                                                       (23,041)         (25,001)
                                                                                     ---------        ---------

       Benefit obligations at end of the year                                        $ 454,911        $ 520,534
                                                                                     =========        =========

 Change in plan assets:
   Fair value of plan assets at beginning of the year                                $ 263,773        $ 311,898
   Actual return on plan assets                                                         31,951           54,083
   Employer contributions                                                               17,812           19,244
   Participant contributions                                                             1,420            1,538
   Change in foreign currency exchange rates                                            19,983          (23,613)
   Benefits paid                                                                       (23,041)         (25,001)
                                                                                     ---------        ---------

       Fair value of plan assets at end of year                                      $ 311,898        $ 338,149
                                                                                     =========        =========

 Funded status at end of the year:
   Plan assets less than PBO                                                         $(143,013)       $(182,385)
   Unrecognized actuarial losses                                                       147,264          194,783
   Unrecognized prior service cost                                                       8,757            7,441
   Unrecognized net transition obligations                                               4,878            4,603
                                                                                     ---------        ---------

                                                                                     $  17,886        $  24,442
                                                                                     =========        =========

 Amounts recognized in the balance sheet:
   Unrecognized net pension obligations                                              $  13,518        $  11,916
   Prepaid pension cost                                                                      -            3,529
   Accrued pension costs:
     Current                                                                            (9,090)         (12,756)
     Noncurrent                                                                        (77,360)        (140,742)
   Accumulated other comprehensive loss                                                 90,818          162,495
                                                                                     ---------        ---------

                                                                                     $  17,886        $  24,442
                                                                                     =========        =========


                                                                                 Years ended December 31,
                                                                        ----------------------------------------
                                                                         2003             2004              2005
                                                                        -----             ----              ----
                                                                                      (In thousands)

 Net periodic pension cost:
   Service cost benefits                                                   $  5,347      $  6,758           $  7,373
   Interest cost on PBO                                                      20,063        22,219             22,589
   Expected return on plan assets                                           (19,294)      (20,975)           (22,223)
   Amortization of prior service cost                                           354           502                597
   Amortization of net transition obligations                                   733           657                350
   Recognized actuarial losses                                                2,423         4,361              4,450
                                                                           --------      --------           --------

                                                                           $  9,626      $ 13,522           $ 13,136
                                                                           ========      ========           ========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2004 and 2005 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                                                           December 31,
                                                                                     -------------------------
            Rate                                                                     2004                 2005
            ----                                                                     ----                 ----

Discount rate                                                                        5.3%                 4.5%
Increase in future compensation levels                                               2.3%                 2.3%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2003, 2004 and 2005 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

                                                                                   Years ended December 31,
                                                                       ---------------------------------------------
            Rate                                                       2003                2004                2005
                                                                       ----                ----                ----

Discount rate                                                            6.0%                  5.6%             5.3%
Increase in future compensation levels                                   2.7%                  2.2%             2.3%
Long-term return on plan assets                                          7.4%                  7.8%             7.2%

     At December 31, 2005, the accumulated benefit obligations for all defined benefit pension plans was approximately $482 million (2004 - $403 million). At December 31, 2005, the projected benefit obligations for all defined benefit pension plans was comprised of $98 million related to U.S. plans and $422 million related to non-U.S. plans (2004 - $100 million and $355 million, respectively). At December 31, 2004 and 2005, substantially all of the projected benefit obligations attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2005, approximately 49% and 15% of the projected benefit obligations attributable to U.S. plans relate to plans maintained by NL and Kronos, respectively, and 36% relates to a plan maintained by a disposed business unit of Valhi (2004 - 52% relates to NL, 14% to Kronos and 34% to the disposed business unit). Kronos and NL use a September 30th measurement date for their defined benefit pension plans, and all other plans use a December 31st measurement date.

     At December 31, 2005, the fair value of plan assets for all defined benefit pension plans was comprised of $112 million related to U.S. plans and $226 million related to non-U.S. plans (2004 - $82 million and $230 million, respectively). At December 31, 2004 and 2005, substantially all of the plan assets attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2005, approximately 46% and 16% of the plan assets attributable to U.S. plans relates to plans maintained by NL and Kronos, respectively, and 38% relates to a plan maintained by a disposed business unit of Valhi (2004 - 54% relates to NL, 15% relate to Kronos and 31% to the disposed business unit).

     At December 31, 2005, the projected benefit obligations, accumulated benefit obligations and fair value of plan assets for all defined benefit pension plans for which the accumulated benefit obligation exceeded the fair value of plan assets were $415 million, $377 million and $220 million, respectively (2004 - $455 million, $403 million and $312 million, respectively). At December 31, 2004 and 2005, approximately 78% and 100%, respectively, of such unfunded amount relates to non-U.S. plans maintained by Kronos, and most of the remainder at December 31, 2004 relates to U.S. plans maintained by NL and the disposed business unit of Valhi.

     At December 31, 2004 and 2005, substantially all of the assets attributable to U.S. plans were invested in the CMRT, a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 3% in U.S. fixed income securities, 7% in international equity securities and 4% in cash and other investments (2004 - 77%, 14%, 7% and 2%, respectively).

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons. Mr. Harold Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. For the years ended December 31, 2003, 2004 and 2005, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 18-year history of the CMRT from its inception in 1987 through December 31, 2005, the average annual rate of return has been approximately 14% (with a 36% return for 2005).

     At December 31, 2004 and 2005, plan assets attributable to Kronos' non-U.S. plans related primarily to Germany, Canada and Norway. In determining the expected long-term rate of return on plan asset assumptions for its non-U.S.
plans, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:


     o In Germany, the composition of Kronos' plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2005 was 23% to equity managers, 48% to fixed income managers and 29% to real estate (2004 - 23%, 48% and 29%, respectively).
     o In Canada, Kronos currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The plan asset allocation at December 31, 2005 was 64% to equity managers, 32% to fixed income managers and 4% to other investments (2004 - 60%, 40% and nil, respectively).
     o In Norway, Kronos currently has a plan asset target allocation of 14% to equity managers and 64% to fixed income managers and the remainder to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6.5% and 2.5%, respectively. The plan asset allocation at December 31, 2005 was 16% to equity managers, 62% to fixed income managers and the remainder invested primarily in cash and liquid investments (2004 - 16%, 64% and 20%, respectively).

     The Company regularly reviews its actual asset allocation for each of its plans, and periodically rebalances the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. The components of the periodic OPEB cost and accumulated OPEB obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2005, the expected rate of increase in future health care costs ranges from 8.0% to 9.0% in 2006, declining to rates of between 4% to 5.5% in 2010 and thereafter (2004 - 8% to 9.3% in 2005, declining to 4% to 5.5% in 2010 and thereafter). If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $221,000 (decreased by $188,000) in 2005, and the actuarial present value of accumulated OPEB obligations at December 31, 2005 would have increased by $2.7 million (decreased by $2.4 million). At December 31, 2005, the Company currently expects to contribute the equivalent of approximately $3.9 million to all of its OPEB plans during 2006, and aggregate benefit payments to OPEB plan participants are expected to be the equivalent of $3.9 million in 2006, $3.4 million in 2007, $3.3 million in 2008, $3.2 million in 2009, $3.1 million in 2010 and $13.4 million during 2011 through 2015.

                                                                                     Years ended December 31,
                                                                                     -------------------------
                                                                                      2004             2005
                                                                                     ------           --------
                                                                                          (In thousands)

 Change in accumulated OPEB obligations:
   Obligations at beginning of the year                                               $ 46,177        $ 36,603
   Service cost                                                                            232             222
   Interest cost                                                                         2,418           2,010
   Actuarial losses (gains)                                                             (4,925)          1,901
   Plan amendments                                                                      (2,044)              -
   Change in foreign currency exchange rates                                               411             286
   Benefits paid                                                                        (5,666)         (5,026)
                                                                                      --------        --------

   Obligations at end of the year                                                     $ 36,603        $ 35,996
                                                                                      ========        ========

 Change in plan assets:
   Employer contributions                                                             $  5,666        $  5,026
   Benefits paid                                                                        (5,666)         (5,026)
                                                                                      --------        --------

   Fair value of plan assets at end of the year                                       $   -           $   -
                                                                                      ========        ========

 Funded status at end of the year:
   Plan assets less than benefit obligations                                          $(36,603)       $(35,996)
   Unrecognized net actuarial losses (gains)                                              (606)          1,531
   Unrecognized prior service credit                                                    (2,818)         (1,893)
                                                                                      --------        --------

                                                                                      $(40,027)       $(36,358)
                                                                                      ========        ========

 Accrued OPEB costs recognized in the balance sheet:
   Current                                                                            $ (5,039)       $ (4,079)
   Noncurrent                                                                          (34,988)        (32,279)
                                                                                      --------        --------

                                                                                      $(40,027)       $(36,358)
                                                                                      ========        ========


                                                                              Years ended December 31,
                                                                        --------------------------------------
                                                                         2003           2004           2005
                                                                        ------          ----           -------
                                                                                   (In thousands)

 Net periodic OPEB cost:
   Service cost                                                           $   152       $  232         $   222
   Interest cost                                                            2,820        2,418           2,010
   Amortization of prior service credit                                    (2,075)        (859)           (925)
   Recognized actuarial losses (gains)                                         38          192            (135)
                                                                          -------       ------         -------

                                                                          $   935       $1,983         $ 1,172
                                                                          =======       ======         =======


     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2005 was 5.5% (2004 - 5.7%). Such weighted average rate was determined using the projected benefit obligations as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligations as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2005 was 5.7% (2004 - 5.9%; 2003 - 6.4%). Such weighted average rate was determined using the projected benefit obligations as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     As of December 31, 2004 and 2005, the accumulated benefit obligations for all OPEB plans were equal to the projected benefit obligations. At December 31, 2005, the projected benefit obligations for all OPEB plans was comprised of $29.1 million related to U.S. plans and $6.9 million related to non-U.S. plans (2004 - $31.2 million and $5.4 million, respectively). At December 31, 2004 and 2005, all of the projected benefit obligations attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2005, approximately 48% and 15% of the projected benefit obligations attributable to U.S. plans relates to plans maintained by NL and Kronos, respectively, and 36% relates to a plan maintained by Tremont (2004 - 51% maintained by NL, 16% maintained by Kronos and 32% maintained by Tremont). Kronos and NL use a September 30th measurement date for their OPEB plans, and Tremont uses a December 31st measurement date.

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

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments approximated $2 million in each of 2003 and 2004 and $3 million in 2005.


Note 17 - Related party transactions:

     The Company may be deemed to be controlled  by Mr.  Harold C. Simmons.  See
Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     Receivables from and payables to affiliates are summarized in the table below.

                                                                                               December 31,
                                                                                          --------------------
                                                                                          2004            2005
                                                                                          ----            ----
                                                                                             (In thousands)

 Current receivables from affiliates:
   Contran:
     Demand loan                                                                           $ 4,929       $  -
     Income taxes, net                                                                         578            33
   TIMET                                                                                        24             1
                                                                                           -------       -------

                                                                                           $ 5,531       $    34
                                                                                           =======       =======

 Noncurrent receivable from affiliate -
   loan to Contran family trust                                                            $10,000       $  -
                                                                                           =======       =======

 Current payables to affiliates:
   Louisiana Pigment Company                                                               $ 8,844       $ 9,803
   Contran - trade items                                                                     2,753         3,940
   Other                                                                                        10            11
                                                                                           -------       -------

                                                                                           $11,607       $13,754
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

     Prior to 2003, EMS, NL's environmental management subsidiary, entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1 ($10 million outstanding at December 31, 2004). The loan bore interest at prime, was due on demand with 60 days notice and was collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. During 2005, the family trust repaid the $10 million balance outstanding at December 31, 2004, and the loan facility was terminated. At December 31, 2004, the loan was classified as a noncurrent asset because EMS did not intend to demand repayment within the next 12 months.

     During 2003 and 2004, Valhi borrowed varying amounts from Contran, and during 2004 and 2005 Contran borrowed varying amounts from Valhi, pursuant to the terms of demand notes. Such unsecured borrowings bear interest at a rate of prime less .5%.

     Interest income on all loans to related parties, including EMS' loan to one of the Contran family trusts, was $723,000 in 2003, $645,000 in 2004 and $572,000 in 2005. Interest expense on all loans from related parties was $154,000 in 2003, $131,000 in 2004 and nil in 2005 and relates solely to borrowings from Contran.

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

     The net ISA fees charged by Contran to the Company, including NL, Kronos, Tremont, TIMET, CompX and Waste Control Specialists, included in selling, general and administrative expense, aggregated approximately $10.0 million in 2003, $17.3 million in 2004 and $20.0 million in 2005. The increase in the aggregate ISA fee charged to the Company from 2003 to 2004 is due primarily to approximately 30 staff positions who had previously been compensated by NL and Kronos, who in 2004 commenced being compensated by Contran. TIMET had an ISA with Tremont whereby TIMET provided certain services to Tremont for approximately $180,000 in 2003. NL had an ISA with TIMET whereby NL provided certain services to TIMET for approximately $14,000 in 2003. Both of the TIMET/Tremont ISA and the NL/TIMET ISA have been terminated. Certain other subsidiaries of the Company are also parties to similar ISAs among themselves, and expenses associated with these agreements are eliminated in Valhi's consolidated financial statements.

     Tall Pines Insurance Company (including a predecessor company, Valmont Insurance Company, which was merged into Tall Pines in December 2004) and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by Tremont, and EWI is wholly-owned by NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or access fees for the policies that they provide or broker. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. The Company expects that these relationships with Tall Pines and EWI will continue in 2006.

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

     Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally the other manufacturers located within the complex. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for these utility services were $1.2 million in 2003, $1.3 million in 2004 and $1.4 million in 2005. TIMET also paid BMI an electrical facilities upgrade fee of $1.3 million in each of 2003 and 2004 and $800,000 in 2005. Such $800,000 annual fee is scheduled to terminate after January 2010.

     In 2005, the Company purchased 2.0 million shares of its common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million. Valhi's independent directors approved such purchase. During the third quarter of 2005, the Company purchased 175,000 shares of its common stock for an aggregate of $3.1 million from The Simmons Family Foundation, a charitable organization of which Mr. Simmons is a trustee, based on the market price of Valhi common stock on the date of purchase. All of such shares were purchased under the Company's stock repurchase program described in Note 14.

     COAM Company is a partnership which has a sponsored research agreement with the University of Texas Southwestern Medical Center at Dallas to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 2005, COAM partners are Contran, Valhi and another Contran subsidiary. Mr. Harold C. Simmons is the manager of COAM. The Cancer Research Agreement, as amended through December 31, 2005, provides for funds of up to $70 million through 2015. Funding requirements pursuant to the Cancer Research Agreement is without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of the past three years, and the Company does not currently expect it will make any capital contributions to COAM in 2006.

     Amalgamated Research, Inc., a wholly-owned subsidiary of the Company, provides certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. Amalgamated Research has also granted to The Amalgamated Sugar Company LLC a non-exclusive, royalty-free perpetual license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for payment of certain royalties to The Amalgamated Sugar Company LLC from future sales or licenses of the subsidiary's technology to third parties. Research and development services charged to The Amalgamated Sugar Company LLC, included in other income, were $865,000 in 2003, $956,000 in 2004 and $1.0 million in 2005. The Amalgamated Sugar Company LLC provides certain administrative services to Amalgamated Research, and the cost of such services (based upon estimates of the time devoted by employees of the LLC to the affairs of Amalgamated Research, and the compensation of such persons) is considered in the agreed-upon research and development services fee paid by the LLC to Amalgamated Research and is not separately quantified.

Note 18 - Commitments and contingencies:

Lead pigment litigation - NL.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association (which discontinued business operations prior to 2003) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has never settled any of these cases, nor have any final adverse judgments against NL been entered. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot currently be reasonably estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If any such future liability were to be incurred, it could have a material adverse effect on the Company's consolidated financial statements, results of operations and liquidity.

     In one of these lead pigment cases (State of Rhode Island v. Lead Industries Association), a trial before a Rhode Island state court jury began in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. In October 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. In November 2005, the State of Rhode Island began a retrial of the case on the State's claims of public nuisance, indemnity and unjust enrichment against NL and three other defendants. Following the state's presentation of its case, the trial court dismissed the state's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that NL and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that NL and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the state's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of such remedy is not currently known and will be determined only following additional proceedings. Various motions remain pending before the trial court, including NL's motion to dismiss. NL intends to appeal any adverse judgment which the trial court may enter against NL.

     The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against NL. NL does not believe it is currently possible to determine the nature or extent of any potential liability resulting from the verdict. In addition, liability that might result to NL, if any, with respect to this and the other lead pigment litigation can not currently be reasonably estimated. However, as with any legal proceeding, there is no assurance that any of these appeals would be successful, and it is reasonably possible, based on the outcome of the appeals process, that NL would in the near term conclude that it was probable NL had incurred some liability in this Rhode Island matter that would result in the recognition of a loss contingency accrual. Such potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on NL's financial condition and liquidity. NL believes it is reasonably possible that additional legal proceedings in these matter could be scheduled for trial in 2006 and beyond in other jurisdictions, including cases in which NL is currently a defendant or in cases not yet filed against NL, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on NL's financial condition and liquidity. An estimate of the potential impact on NL's results of operations, financial condition or liquidity related to these matters can not currently be reasonably estimated.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2005, no receivables for such recoveries have been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the past three years is presented in the table below. The amount shown in the table below for payments against the Company's accrued environmental costs in 2004 is net of a $1.5 million recovery of remediation costs previously expended by NL that was paid to NL by other PRPs in 2004 pursuant to an agreement entered into by NL and the other PRPs.

                                                                            Years ended December 31,
                                                                    ------------------------------------------
                                                                    2003              2004              2005
                                                                    ----              ----              -----
                                                                                 (In thousands)

 Balance at the beginning of the year                               $101,166         $ 86,681          $ 76,766
 Additions charged to expense, net                                    29,524            2,477             5,703
 Payments, net                                                       (44,009)         (12,392)          (16,743)
                                                                    --------         --------          --------

 Balance at the end of the year                                     $ 86,681         $ 76,766          $ 65,726
                                                                    ========         ========          ========

 Amounts recognized in the balance sheet:
   Current liability                                                                 $ 21,316          $ 16,565
   Noncurrent liability                                                                55,450            49,161
                                                                                     --------          --------

                                                                                     $ 76,766          $ 65,726
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

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At December 31, 2005, NL had accrued $54.9 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $80 million. NL's estimates of such liabilities have not been discounted to present value.

     At December 31, 2005, there are approximately 20 sites for which NL is currently unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL. On certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that NL, along with other PRP's, is liable for past clean-up costs that could be material to NL if liability for such amounts ultimately were determined against NL.

     At December 31, 2004, NL had $19 million in restricted cash equivalents and debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. During 2005, all of such restricted balances had been so utilized. Use of such restricted balances did not affect the Company's consolidated net cash flows.

     Tremont. Prior to 2003, Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($3.8 million at December 31, 2005) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont has entered into an agreement with another PRP of this site, Halliburton Energy Services, Inc., that provides for, among other thing, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration to determine such final allocation of costs. On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking (i) to recover response and remediation costs incurred at the site, (ii) a declaration of the parties' liability for response and remediation costs incurred at the site, (iii) a declaration of the parties' liability for response and remediation costs to be incurred in the future at the site and (iv) a declaration regarding the obligation of Tremont to indemnify Halliburton and DII for costs and expenses attributable to the site. On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site. Subsequently, plaintiffs in the Houston litigation verbally agreed to stay that litigation and enter into with NL, Tremont and its affiliates an amendment to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site. Tremont has also agreed to stay the Arkansas litigation. Tremont has based its accrual for this site based upon the agreed-upon interim cost sharing allocation. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will not be known until 2008. Currently, no reasonable estimate can be made of the cost of any such final remediation measures, and accordingly Tremont has accrued no amounts at December 31, 2005 for any such cost. The amount accrued at December 31, 2005 represents Tremont's estimate of the costs to be incurred through 2008 with respect to the interim remediation measures.

     TIMET. At December 31, 2005, TIMET had accrued approximately $3.2 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $5.4 million.

     Other. The Company has also accrued approximately $7.0 million at December 31, 2005 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

     Other litigation.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases involving a total of approximately 12,500 plaintiffs and their spouses remain pending. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot currently be reasonably estimated. To date, NL has not been adjudicated liable in any of these matters. Based on information available to NL, including facts concerning its historical operations, the rate of new claims, the number of claims from which NL has been dismissed and NL's prior experience in the defense of these matters, NL believes that the range of reasonably possible outcomes of these matters will be consistent with NL's historical costs with respect to these matters (which are not material), and no reasonably possible outcome is expected to involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

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

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items, although the Company does not currently expect any additional material insurance coverage for its environmental claims. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, and including the lead pigment litigation and environmental matters discussed above, should not have a material adverse effect on its consolidated financial position, results of operations and liquidity.


Insurance coverage claims

     In October 2005, NL was served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et. al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to NL under insurance policies issued to NL by the plaintiff's predecessor with respect to certain lead pigment lawsuits. NL filed a motion to dismiss the New York action. NL filed an action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347) asserting that OneBeacon has breached its obligations to NL under such insurance policies and seeking a declaratory judgment of OneBeacon's obligations to NL under such policies. Certain of the former insurance companies have filed a petition to remove the Texas action to federal court.

     In February 2006, NL was served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et. al (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of NL, seeks a declaratory judgment of its obligations to defendants under insurance policies issued to defendants by plaintiff with respect to certain lead pigment lawsuits.

     NL has reached an agreement with a former insurance carrier in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount that NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. In addition, during 2005, NL recognized $2.2 million of recoveries from certain insolvent former insurance carriers relating to settlement of excess insurance claims that were paid to NL. See Note 12. While NL continues to seek additional insurance recoveries, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

     NL has settled insurance coverage claims concerning environmental claims with certain of its principal former carriers. A portion of the proceeds from these settlements were placed into special purpose trusts, as discussed above. No further material settlements relating to environmental remediation coverage are expected.

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

     Component products are sold primarily to original equipment manufacturers in North America and Europe. In 2003, 2004 and 2005, the ten largest customers accounted for approximately 43% of component products sales. In 2004 and 2005, one customer accounted for 11% and 10%, respectively of component products sales. No single customer accounted for more than 10% of such sales in 2003.

     The majority of TIMET's sales are to customers in the aerospace industry, including airframe and engine manufacturers. TIMET's ten largest customers accounted for about 44% in 2003, 48% in 2004 and 45% in 2005.

     At December 31, 2005, consolidated cash, cash equivalents and restricted cash includes $56.0 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2004 - $120.9 million), substantially all of which were held in trust for the Company by a single U.S. bank. At December 31, 2005, consolidated cash, cash equivalents and restricted cash includes approximately $125 million on deposit at a single U.S. bank (2004 - $96 million).

     Royalties. Royalty expense, which relates principally to the volume of certain component products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement approximated $450,000 in 2003, $222,000 in 2004 and $66,000 in 2005.

     Long-term contracts. Kronos has long-term supply contracts that provide for Kronos' TiO2 feedstock requirements through 2010. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $681 million at December 31, 2005.

     Waste Control Specialists has agreed to pay an independent consultant fees for performing certain services based on specified percentages of certain of Waste Control Specialists' revenues through 2009. Expense related to this agreement was not significant during the past three years.

     Operating leases. Kronos' principal German operating subsidiary, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which is owned by Kronos and which represents approximately one-third of Kronos' current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for the land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and Kronos. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Rent expense related to continuing operations approximated $13 million in 2003, $12 million in each of 2004 and 2005. At December 31, 2005, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

 Years ending December 31,                          Amount
                                                --------------
                                                (In thousands)

   2006                                              $ 5,396
   2007                                                3,850
   2008                                                3,111
   2009                                                2,303
   2010                                                1,400
   2011 and thereafter                                21,083
                                                     -------

                                                     $37,143
                                                     =======

     Approximately $20.1 million of the $37.1 million aggregate future minimum rental commitments at December 31, 2005 relates to Kronos' Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2005. As discussed above, any change in the rent is based solely on negotiations between Bayer and Kronos, and any such change in the rent is deemed "contingent rentals" under GAAP which is excluded from the future minimum lease payments disclosed above.

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

Note 19  - Accounting principles newly adopted in 2003 and 2004:

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
                                                                                                        =====

     The change in the asset retirement obligations from January 1, 2003 ($1.3 million) to December 31, 2003 ($1.7 million) is due primarily to accretion expense, which is reported as a component of cost of good sold. The change in the asset retirement obligations from December 31, 2003 to December 31, 2004 ($1.4 million) is due primarily to the net effects of accretion expense as well as a $492,000 payment charged to the asset retirement obligation related to the settlement of a portion of the retirement obligations related to the Company's waste management operations. The change in the asset retirement obligations from December 31, 2004 ($1.4 million) to December 31, 2005 ($1.4 million) was nil as the effects of accretion expense were offset by the effects of changes in foreign currency exchange rates.

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

     Stock options. As permitted by regulations of the SEC, the Company will adopt SFAS No. 123R, Share-Based Payment, as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by Valhi and its subsidiaries and affiliates is not material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to the recognition of compensation cost in the Company's consolidated statements of income for existing stock options. Should Valhi or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the Company could in the future recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosure have been provided in Note 14.

Note 21 - Financial instruments:

                                                                                        December 31,
                                                                  --------------------------------------------------
                                                                              2004                      2005
                                                                  -------------------------  -----------------------
                                                                     Carrying        Fair       Carrying       Fair
                                                                       amount       value        Amount        value
                                                                      -------      -------       -------       -----
                                                                  (Restated)
                                                                                      (In millions)

 Cash, cash equivalents and restricted cash
  equivalents                                                       $277.9       $  277.9      $281.4       $ 281.4

 Marketable securities:
   Current                                                          $  9.4       $    9.4      $ 11.8       $  11.8
   Noncurrent                                                        256.8          256.8       258.7         258.7

 Loan to Snake River Sugar Company                                  $ 80.0       $   96.3      $  -         $  -

 Long-term debt (excluding capitalized leases):
   Publicly-traded fixed rate debt -
     KII Senior Secured Notes                                       $519.2       $  549.1      $449.3       $  463.6
   Snake River Sugar Company loans                                   250.0          250.0       250.0          250.0
   Other fixed-rate debt                                                .6             .6         2.0            2.0
   Variable rate debt                                                 13.6           13.6        11.5           11.5

 Minority interest in:
   NL common stock                                                  $ 51.7       $  178.8      $ 51.2       $  115.7
   Kronos common stock                                                29.6          125.3        28.2           97.7
   CompX common stock                                                 49.2           79.4        45.6           74.1

 Valhi common stockholders' equity                                  $874.7       $1,934.2      $795.6       $2,160.1

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

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. During 2004 and 2005, Kronos has not used hedge accounting for any of its contracts. To manage such exchange rate risk, at December 31, 2005, Kronos held a series of contracts, which mature at various dates through March 31, 2006, to exchange an aggregate of U.S. $7.5 million for an equivalent amount of Canadian dollars at exchange rate of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.16 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at December 31, 2005 was not material. Kronos held no such currency forward contracts at December 31, 2004.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2005, CompX held a series of contracts to exchange an aggregate of U.S. $6.5 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. Such contracts mature through March 2006. The exchange rate was $1.17 per U.S. dollar at December 31, 2005. At December 31, 2004 CompX held contracts maturing through March 2005 to exchange an aggregate of U.S. $7.2 million for an equivalent value of Canadian dollars at an exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar. At December 31, 2004, the actual exchange rate was Cdn. $1.21 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2004 and 2005.

     The Company may periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 2003, 2004 or 2005.

Note 22 - Discontinued operations:

     In December 2004, CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in Europe. Such operations, which previously were included in the Company's component products operating segment (see Note 3), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its December 31, 2004 consolidated balance sheet or its 2003, 2004 and 2005 consolidated statements of cash flows to separately present the financial positions or cash flows of the assets disposed. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell of such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill. See Note 9.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer includes the results of operations of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of European Thomas Regout operations were approximately $860,000 (before income tax benefit) less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in 2005 includes a first quarter charge related to such differential ($272,000, net of income tax benefit and minority interest).

     Condensed income statement data for Thomas Regout for 2003 and 2004 is presented below. The $6.5 million goodwill impairment charge is included in
Thomas Regout's operating loss for 2004. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with CompX, which indebtedness arose at the time of CompX's acquisition of such operations prior to 2003 and corresponded to certain third-party indebtedness CompX incurred at the time such operations were acquired. Discontinued operations in 2004 includes a $4.2 million income tax benefit associated with the U.S. capital loss realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by the Company is appropriate under GAAP in the fourth quarter of 2004 at the time such operations were classified as held for sale.

                                                                                   Years ended December 31,
                                                                                   ------------------------
                                                                                    2003               2004
                                                                                   ------            ------
                                                                                         (In millions)

 Net sales                                                                         $35.3              $41.7
                                                                                   =====              =====

 Operating loss                                                                    $(5.5)             $(3.5)
 Interest expense                                                                   (1.4)              (1.5)
 Income tax benefit                                                                  2.6                4.6
 Minority interest in losses                                                         1.4                4.1
                                                                                   -----              -----

       Net income (loss)                                                           $(2.9)             $ 3.7
                                                                                   =====              =====

     Condensed balance sheet data for Thomas Regout at December 31, 2004, included in the Company's consolidated balance sheets, is presented below.


                                                                                              (Amount)
                                                                                              --------
                                                                                            (In millions)

 Current assets                                                                                 $18.0
 Noncurrent assets                                                                               11.0
                                                                                                -----

                                                                                                $29.0
                                                                                                =====

 Current liabilities                                                                            $ 5.0
 Net assets                                                                                      24.0
                                                                                                -----

                                                                                                $29.0
                                                                                                =====

     Included in the net assets of Thomas Regout are certain intercompany loans payable by Thomas Regout to CompX which are eliminated in the Company's consolidated balance sheet.


Note 23 -      Quarterly results of operations (unaudited):

                                                                                 Quarter ended
                                                      ---------------------------------------------------------
                                                       March 31         June 30        Sept. 30         Dec. 31
                                                      ----------       ---------      ----------       --------
                                                      (Restated)      (Restated)      (Restated)      (Restated)
                                                                 (In millions, except per share data)

 Year ended December 31, 2004

 Net sales                                              $307.7          $343.3         $336.8           $332.3
 Operating income                                         21.5            37.7           30.2             20.1

 Income (loss) from continuing
  operations                                            $  1.0          $246.2         $ 10.5           $(31.4)
 Discontinued operations                                   -                .2             .2              3.3
                                                        ------          ------         ------           ------

       Net income (loss)                                $  1.0          $246.4         $ 10.7           $(28.1)
                                                        ======          ======         ======           ======

 Per basic share:
   Continuing operations                                $  .01          $ 2.05         $  .09           $ (.26)
   Discontinued operations                                 -               -              -                .03
                                                        ------          ------         ------           ------

                                                        $  .01          $ 2.05         $  .09           $ (.23)
                                                        ======          ======         ======           ======

 Year ended December 31, 2005

 Net sales                                              $341.2          $359.5         $342.2           $349.9
 Operating income                                         44.9            56.4           37.6             33.2

 Income from continuing operations                      $ 25.1          $ 28.3         $ 13.4           $ 14.7
 Discontinued operations                                   (.3)            -              -                -
                                                        ------          ------         ------           ------

       Net income                                       $ 24.8          $ 28.3         $ 13.4           $ 14.7
                                                        ======          ======         ======           ======

 Per basic share:
   Continuing operations                                $  .21          $  .24         $  .11           $  .13
   Discontinued operations                                 -               -              -                -
                                                        ------          ------         ------           ------

                                                        $  .21          $  .24         $  .11           $  .13
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

                          VALHI, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2004 and 2005

                                 (In thousands)

                                                                                         2004              2005
                                                                                      ---------       -----------
                                                                                     (Restated)

 Current assets:
   Cash and cash equivalents                                                          $   94,337       $  119,763
   Restricted cash equivalents                                                               270              325
   Accounts and notes receivable                                                             226            6,241
   Receivables from subsidiaries and affiliates:
     Demand loan to Contran Corporation                                                    4,929                -
     Other                                                                                 2,165            2,281
   Deferred income taxes                                                                     201              633
   Other                                                                                     267              233
                                                                                      ----------       ----------

       Total current assets                                                              102,395          129,476
                                                                                      ----------       ----------

 Other assets:
   Marketable securities                                                                 250,023          250,000
   Restricted cash equivalents                                                               494              382
   Investment in and advances to subsidiaries and
    affiliate                                                                            942,633          955,851
   Other receivable from subsidiary                                                          696                -
   Loan receivable - Snake River Sugar Company                                           118,294                -
   Other assets                                                                              206              210
   Property and equipment, net                                                             1,893            1,705
                                                                                      ----------       ----------

       Total other assets                                                              1,314,239        1,208,148
                                                                                      ----------       ----------

                                                                                      $1,416,634       $1,337,624
                                                                                      ==========       ==========

 Current liabilities:
   Payables to subsidiaries and affiliates:
     Income taxes, net                                                                $    1,050       $    2,351
     Other                                                                                    20               16
   Accounts payable and accrued liabilities                                                  822            3,321
   Income taxes                                                                              381               66
                                                                                      ----------       ----------

       Total current liabilities                                                           2,273            5,754
                                                                                      ----------       ----------

 Noncurrent liabilities:
   Long-term debt - Snake River Sugar Company                                            250,000          250,000
   Deferred income taxes                                                                 288,372          284,782
   Other                                                                                   1,314            1,495
                                                                                      ----------       ----------

       Total noncurrent liabilities                                                      539,686          536,277
                                                                                      ----------       ----------

 Stockholders' equity                                                                    874,675          795,593
                                                                                      ----------       ----------

                                                                                      $1,416,634       $1,337,624
                                                                                      ==========       ==========

                          VALHI, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Operations

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                                        2003             2004            2005
                                                                       -----            ------          ------
                                                                     (Restated)       (Restated)

 Revenues and other income:
   Interest and dividend income                                          $30,432         $ 32,438        $ 52,351
   Write-off of accrued interest on loan to
    Snake River Sugar Company                                                  -                -         (21,638)
   Securities transaction gains, net                                           3                -              (3)
   Other, net                                                              3,419            3,306           2,289
                                                                        --------         --------         -------

                                                                          33,854           35,744          32,999
                                                                        --------         --------         -------

 Costs and expenses:
   General and administrative                                              8,385            9,302           8,424
   Interest                                                               24,613           25,202          24,116
                                                                        --------         --------         -------

                                                                          32,998           34,504          32,540
                                                                        --------         --------         -------

                                                                             856            1,240             459

 Equity in earnings of subsidiaries and
  affiliate                                                               12,630          305,597          88,222
                                                                        --------         --------         -------

   Income before income taxes                                             13,486          306,837          88,681

 Provision for income taxes                                               98,893           80,578           6,958
                                                                        --------         --------         -------

   Income (loss) from continuing operations                              (85,407)         226,259          81,723

 Discontinued operations                                                  (2,874)           3,732            (272)

 Cumulative effect of change in accounting
  principle                                                                  586             -               -
                                                                        --------         --------         -------

   Net income (loss)                                                    $(87,695)        $229,991        $ 81,451
                                                                        ========         ========        ========



                          VALHI, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                                       2003             2004             2005
                                                                      ------           ------           ------
                                                                    (Restated)       (Restated)

 Cash flows from operating activities:
   Net income (loss)                                                  $ (87,695)        $ 229,991         $ 81,451
   Securities transactions gains, net                                        (3)                -                3
   Proceeds from disposal of marketable
    securities (trading)                                                     50                 -                -
   Write-off of accrued interest receivable                                   -                 -           21,638
   Deferred income taxes                                                106,019            75,503           10,722
   Equity in earnings of subsidiaries
    and affiliate:
     Continuing operations                                              (12,630)         (305,597)         (88,222)
     Discontinued operations                                              2,874            (3,732)             272
     Cumulative effect of change in
      accounting principle                                                 (586)                -                -
   Dividends from subsidiaries and
    affiliates                                                           25,405            37,209           58,639
   Other, net                                                               (37)              683             (276)
   Net change in assets and liabilities                                  (2,838)           (9,264)          17,199
                                                                       --------          --------         --------

       Net cash provided by operating
        activities                                                       30,559            24,793          101,426
                                                                       --------          --------         --------

 Cash flows from investing activities:
   Purchase of:
     Kronos common stock                                                 (6,428)          (17,057)          (7,039)
     TIMET common stock                                                    (840)                -          (17,972)
     TIMET debt securities                                                 (238)                -                -
   Loans to subsidiaries and affiliates:
     Loans                                                               (9,689)          (32,328)         (35,416)
     Collections                                                          1,000           178,227           18,137
   Investment in other subsidiary                                             -                 -           (2,937)
   Collection of loan to Snake River
    Sugar Company                                                             -                 -           80,000
   Change in restricted cash equivalents, net                                94                44               57
   Other, net                                                              (919)             (558)             (42)
                                                                       --------          --------         --------

       Net cash provided (used) by
        investing activities                                            (17,020)          128,328           34,788
                                                                       --------          --------         --------

                          VALHI, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                                      2003               2004             2005
                                                                      ----               ----             ----
                                                                   (Restated)         (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                       $ 10,000           $ 53,000         $   5,000
     Principal payments                                                 (5,000)           (58,000)           (5,000)
   Loans from affiliates:
     Loans                                                              34,583             30,529                 -
     Repayments                                                        (23,262)           (54,154)                -
   Dividends                                                           (29,796)           (29,804)          (48,805)
   Treasury stock acquired                                                   -                  -           (62,060)
   Other, net                                                              264               (424)               77
                                                                      --------          ---------         ---------

       Net cash used by financing activities                           (13,211)           (58,853)         (110,788)
                                                                      --------          ---------         ---------

 Cash and cash equivalents:
   Net increase                                                            328             94,268            25,426
   Valmont Insurance Company                                                 -             (5,374)                -
   Balance at beginning of year                                          5,115              5,443            94,337
                                                                      --------          ---------         ---------

   Balance at end of year                                             $  5,443           $ 94,337         $ 119,763
                                                                      ========           ========         =========


 Supplemental disclosures - cash paid
  (received) for:
   Interest                                                           $ 24,613           $ 25,116         $  23,342
   Income taxes, net                                                    (4,231)            (2,134)           (8,023)

                          VALHI, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information



Note 1 -       Basis of presentation:

     The accompanying financial statements of Valhi, Inc. reflect Valhi's investment in (i) the common stocks (or equivalent thereof) of NL Industries, Inc., Kronos Worldwide, Inc., Tremont LLC, Valcor, Inc., Waste Control Specialists LLC and Titanium Metals Corporation ("TIMET") on the equity method and (ii) the preferred stock securities of TIMET as an available-for-sale marketable security carried at fair value. The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries, including the notes thereto, are incorporated herein by reference.

Note 2 -       Marketable securities:

                                                                                             December 31,
                                                                                        -----------------------
                                                                                         2004           2005
                                                                                        ------         --------
                                                                                            (In thousands)

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                                     $250,000      $250,000
   Other securities                                                                            23          -
                                                                                         --------      --------

                                                                                         $250,023      $250,000
                                                                                         ========      ========


Note 3 -       Investment in and advances to subsidiaries and affiliate:

                                                                                            December 31,
                                                                                      ------------------------
                                                                                        2004             2005
                                                                                      -------           ------
                                                                                     (Restated)
                                                                                           (In thousands)

 Investment in:
   NL Industries (NYSE: NL)                                                             $209,681        $292,226
   Kronos Worldwide, Inc. (NYSE: KRO)                                                    398,628         483,293
   Tremont LLC                                                                           319,690         126,025
   Valcor and subsidiaries                                                               (15,803)         (8,864)
   Waste Control Specialists LLC                                                          23,766          34,345
   TIMET (NYSE: TIE) common stock                                                          1,905          24,059
   TIMET preferred stock                                                                     183             183
                                                                                        --------        --------
                                                                                         938,050         951,267

 Noncurrent loans to Waste Control Specialists LLC                                         4,583           4,584
                                                                                        --------        --------

                                                                                        $942,633        $955,851
                                                                                        ========        ========




     Noncurrent receivable from subsidiary at December 31, 2004 and 2005 consists of accrued interest due from Waste Control Specialists on the Company's loans to Waste Control Specialists. During 2004 and 2005, Valhi contributed an aggregate of $47.5 million and $23.9 million, respectively of loans and related accrued interest to Waste Control Specialists' equity.

     Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. Valhi's equity in earnings of Kronos for 2003 relates to Kronos' earnings subsequent to the December 2003 distribution. During 2004 and the first quarter of 2005, NL paid an aggregate of five quarterly dividends in the form of shares of Kronos common stock, in which an aggregate of approximately 1.2 million shares of Kronos' common stock (2.5%) was distributed to Valhi and Tremont in the form of pro-rata dividends.

     During the fourth quarter of 2004, NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of an NL separate income tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. The transfer of such 5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, had no effect on the Company's consolidated financial statements.

     At the beginning of 2003, Valhi and NL owned 80% and 20%, respectively, of Tremont Group, Inc. Tremont Group was a holding company that owned 80% of Tremont Corporation. In February 2003, Valhi completed a series of merger transactions pursuant to which, among other things, both Tremont Group, and Tremont became wholly-owned subsidiaries of Valhi and Tremont Group and Tremont subsequently merged to form Tremont LLC. Tremont LLC is a holding company whose principal assets at December 31, 2005 are a 35% interest in TIMET and interests in other joint ventures. In January 2005, Tremont distributed to Valhi its 21% ownership interest in NL and its 11% ownership interest in Kronos.

     Prior to September 2004, Valcor's principal asset was a 66% interest in CompX International, Inc., and Valhi owned an additional 3% of CompX directly. Valhi's direct investment in CompX was considered part of its investment in Valcor. On September 24, 2004, NL completed the acquisitions of the CompX shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's $200 million long-term note receivable from Kronos. Subsequently in 2004, Valcor distributed to Valhi its notes receivable from Kronos that Valcor received in this transaction, and Kronos prepaid the entire note balance.

     In December 2004, Valmont Insurance Company, a subsidiary of Valhi, merged into Tall Pines Insurance Company, a subsidiary of Tremont, with Tall Pines surviving the merger. Valmont was previously included as part of the registrant's consolidated financial information. At December 27, 2004, the net assets of Valmont were transferred to Tall Pines for financial reporting purposes at Valhi's carryover basis, and such net assets are included as part of Valhi's investment in Tremont at December 31, 2004 and 2005. Valmont's cash and cash equivalents was approximately $5.4 million at December 27, 2004, and such cash is shown as a reconciling item on the accompanying condensed statements of cash flows.

     See the notes to the Company's Consolidated Financial Statements for a discussion of these and other transactions affecting the Company's investment in its subsidiaries and affiliates.

                                                                                Years ended December 31,
                                                                        -----------------------------------------
                                                                         2003            2004            2005
                                                                        ------          ------          ---------
                                                                      (Restated)      (Restated)
                                                                                    (In thousands)

 Equity in earnings of subsidiaries and
  affiliate from continuing operations

 NL Industries                                                            $ 12,369       $124,035        $ 23,051
 Kronos Worldwide                                                              804         99,948          33,828
 Tremont LLC                                                                 8,954         88,035          40,576
 Valcor                                                                      3,503          5,399               -
 Waste Control Specialists LLC                                             (12,923)       (12,379)        (13,358)
 TIMET                                                                         (77)           559           4,125
                                                                          --------       --------        --------

                                                                          $ 12,630       $305,597        $ 88,222
                                                                          ========       ========        ========

 Cash dividends from subsidiaries

 NL Industries                                                            $ 24,108       $   -           $ 30,264
 Kronos Worldwide                                                             -            17,586          27,887
 Tremont LLC                                                                     -         19,623             488
 Valcor                                                                      1,297              -            -
 Waste Control Specialists LLC                                                -              -               -
                                                                          --------       --------        --------

                                                                          $ 25,405       $ 37,209        $ 58,639
                                                                          ========       ========        ========


     Equity in earnings of discontinued operations relates to CompX's operations in The Netherlands.

Note 4 -       Loan receivable - Snake River Sugar Company:

                                                                                              December 31,
                                                                                         ---------------------
                                                                                         2004             2005
                                                                                         ----             ----
                                                                                            (In thousands)

 Snake River Sugar Company:
   Principal                                                                             $ 80,000        $   -
   Interest                                                                                38,294            -
                                                                                         --------        --------

                                                                                         $118,294        $   -
                                                                                         ========        ========


Note 5 -       Long-term debt:

     Valhi's $250 million in loans from Snake River bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. At December 31, 2005, $37.5 million of such loans are recourse to Valhi and the remaining $212.5 million is nonrecourse to Valhi. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 4 to the Consolidated Financial Statements.

     At December 31, 2005, Valhi has a $100 million revolving bank credit facility which matures in October 2006, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 15 million shares of Kronos common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of Kronos common stock pledged as collateral. Based on Kronos' December 31, 2005 quoted market price of $29.01 per share, the shares of Kronos common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. At December 31, 2005, Valhi would only have become limited to borrowing less than the full $100 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, if the quoted market price of the shares of Kronos pledged was less than $20 per share. At December 31, 2005, no amounts were outstanding, letters of credit aggregating $1.5 million had been issued, and $98.5 million was available for borrowing under this facility.

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

                                                                               Years ended December 31,
                                                                         ---------------------------------------
                                                                          2003           2004            2005
                                                                         ------         ------          --------
                                                                       (Restated)     (Restated)
                                                                                    (In thousands)

 Components of provision for income taxes
  (benefit):
   Currently payable (refundable)                                         $ (7,126)       $  5,075        $(3,764)
   Deferred income tax expense                                             106,019          75,503         10,722
                                                                          --------        --------        -------

                                                                          $ 98,893        $ 80,578        $ 6,958
                                                                          ========        ========        =======

 Cash paid (received) for income taxes, net:
   Received from subsidiaries, net                                         $(5,768)        $(2,174)       $(9,030)
   Paid to Contran                                                           1,490               -            503
   Paid to tax authorities, net                                                 47              40            504
                                                                          --------        --------        -------

                                                                           $(4,231)        $(2,134)       $(8,023)
                                                                          ========        ========        =======




                                                                                             Deferred tax
                                                                                           Asset (liability)
                                                                                       ------------------------
                                                                                               December 31,
                                                                                       ------------------------
                                                                                       2004                2005
                                                                                       ----                ----
                                                                                    (Restated)
                                                                                             (In thousands)

 Components of the net deferred tax asset (liability) -
  tax effect of temporary differences related to:
     Marketable securities - primarily The Amalgamated
      Sugar Company LLC                                                                  $(104,151)       $(102,945)
     Investment in Kronos Worldwide                                                       (192,996)        (184,454)
     Reduction of deferred income tax assets of
      subsidiaries that are members of the Contran Tax
      Group - separate company U.S. net operating loss
      carryforwards and other tax attributes that do not
      exist at the Valhi level                                                              (7,984)          (8,283)
     Tax attributes of Valhi:
       Federal loss carryforwards                                                           16,627           12,458
       Federal capital loss carryforward                                                         -            2,058
       State net operating and capital loss carryforwards                                    2,941            3,751
       AMT credit carryforwards                                                                381              381
     Accrued liabilities and other deductible differences                                    4,601            2,836
     Other taxable differences                                                              (7,590)          (9,951)
                                                                                         ---------         --------

                                                                                         $(288,171)       $(284,149)
                                                                                         =========        =========

 Current deferred tax asset                                                               $    201        $     633
 Noncurrent deferred tax liability                                                        (288,372)        (284,782)
                                                                                         ---------         --------

                                                                                         $(288,171)       $(284,149)
                                                                                         =========        =========

                                               VALHI, INC. AND SUBSIDIARIES

                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      (In thousands)

                                                             Additions
                                              Balance at     charged to                                                 Balance
                                              beginning      costs and         Net        Currency                      at end
            Description                        of year        expenses      deductions    translation     Other*        of year
----------------------------------            ---------     ----------    -----------   ---------      --------        --------

 Year ended December 31, 2003:
   Allowance for doubtful accounts              $ 6,356       $(1,768)       $  (425)     $   486        $   -          $ 4,649
                                                =======       =======        =======      =======        ======         =======

   Reserve for slow moving or
    obsolete inventories                        $ 9,314       $ 2,076        $(1,699)     $   182        $   -          $ 9,873
                                                =======       =======        =======      =======        ======         =======

   Accrual for planned major
    maintenance activities                      $ 3,986       $ 5,337        $(3,896)     $   900        $   -          $ 6,327
                                                =======       =======        =======      =======        ======         =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts              $ 4,649       $   (30)       $(1,013)     $   220        $   -          $ 3,826
                                                =======       =======        =======      =======        ======         =======

   Reserve for slow moving or
    obsolete inventories                        $ 9,873       $ 1,675        $(2,136)     $   793        $   -          $10,205
                                                =======       =======        =======      =======        ======         =======

   Accrual for planned major
    maintenance activities                      $ 6,327       $ 6,602        $(8,001)     $   425        $   -          $ 5,353
                                                =======       =======        =======      =======        ======         =======

 Year ended December 31, 2005:
   Allowance for doubtful accounts              $ 3,826       $   658        $  (915)     $  (201)       $   (553)      $ 2,815
                                                =======       =======        =======      =======        ======         =======

   Reserve for slow moving or
    obsolete inventories                        $10,205       $   547        $  (681)     $  (852)       $    254       $ 9,473
                                                =======       =======        =======      =======        ======         =======

   Accrual for planned major
    maintenance activities                      $ 5,353       $ 9,385        $(9,333)     $  (448)       $   -          $ 4,957
                                                =======       =======        =======      =======        ======         =======

Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.

* - Business units acquired and/or disposed.