Form 10-Q
period 2006-03-31
VALHI INC /DE/
filed 2006-05-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended   March 31, 2006           Commission file number 1-5467
                      ------------------                                ------




                                  VALHI, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                             87-0110150
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
            -------------------------------------------  ----------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                --------------



Indicate by check mark:

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

Number of shares of the Registrant's common stock outstanding on April 28, 2006:
115,703,678.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                     Page
                                                                                                    number
                                                                                                    ------
Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Condensed Consolidated Balance Sheets -
                  December 31, 2005;
                   March 31, 2006 (Unaudited)                                                          3

                 Condensed Consolidated Statements of Income -
                  Three months ended March 31, 2005 and 2006
                  (Unaudited)                                                                          5

                 Condensed Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2005 and 2006
                   (Unaudited)                                                                         6

                 Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2005 and 2006
                   (Unaudited)                                                                         7

                 Condensed Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2006
                  (Unaudited)                                                                          9

                 Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                                         10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                26

  Item 3.        Quantitative and Qualitative Disclosures About
                  Market Risk                                                                         45

  Item 4.        Controls and Procedures                                                              45

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                                                   47

  Item 1A.       Risk Factors.                                                                        47

  Item 2.        Unregistered Sales of Equity Securities and
                  Use of Proceeds; Share Repurchases                                                  47

  Item 6.        Exhibits.                                                                            48


Items 3, 4 and 5 of Part II are omitted because there is no information to report.

                                            VALHI, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (In thousands)


               ASSETS                                                            December 31,         March 31,
                                                                                     2005               2006
                                                                                  ----------         -----------
                                                                                                   (Unaudited)

 Current assets:
   Cash and cash equivalents                                                      $  274,963          $  232,424
   Restricted cash equivalents                                                         6,007               5,111
   Marketable securities                                                              11,755              11,620
   Accounts and other receivables, net                                               218,766             259,333
   Refundable income taxes                                                             1,489               1,715
   Receivable from affiliates                                                             34                  34
   Inventories, net                                                                  283,157             276,450
   Prepaid expenses                                                                    9,981               9,401
   Deferred income taxes                                                              10,502               9,861
                                                                                  ----------          ----------

       Total current assets                                                          816,654             805,949
                                                                                  ----------          ----------

 Other assets:
   Marketable securities                                                             258,705             259,280
   Investment in affiliates                                                          270,632             294,341
   Unrecognized net pension obligations                                               11,916              11,979
   Prepaid pension cost                                                                3,529               4,083
   Goodwill                                                                          361,783             377,388
   Other intangible assets                                                             3,432               3,243
   Deferred income taxes                                                             213,726             213,083
   Other                                                                              61,639              63,187
                                                                                  ----------          ----------

       Total other assets                                                          1,185,362           1,226,584
                                                                                  ----------          ----------

 Property and equipment:
   Land                                                                               37,876              38,933
   Buildings                                                                         220,110             224,333
   Equipment                                                                         827,690             844,197
   Mining properties                                                                  19,969              20,632
   Construction in progress                                                           15,771              11,328
                                                                                  ----------          ----------
                                                                                   1,121,416           1,139,423
   Less accumulated depreciation                                                     545,055             568,557
                                                                                  ----------          ----------

       Net property and equipment                                                    576,361             570,866
                                                                                  ----------          ----------

       Total assets                                                               $2,578,377          $2,603,399
                                                                                  ==========          ==========

                                            VALHI, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                   (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                          December 31,         March 31,
                                                                                      2005               2006
                                                                                  -----------         ----------
                                                                                                   (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                                           $    1,615          $    1,464
   Accounts payable                                                                  105,650              90,880
   Accrued liabilities                                                               129,429             132,205
   Payable to affiliates                                                              13,754              13,832
   Income taxes                                                                       24,680              24,948
   Deferred income taxes                                                               4,313                 781
                                                                                  ----------          ----------

       Total current liabilities                                                     279,441             264,110
                                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    715,820             743,375
   Accrued pension costs                                                             140,742             138,369
   Accrued OPEB costs                                                                 32,279              31,322
   Accrued environmental costs                                                        49,161              48,385
   Deferred income taxes                                                             400,964             414,737
   Other                                                                              39,328              40,199
                                                                                  ----------          ----------

       Total noncurrent liabilities                                                1,378,294           1,416,387
                                                                                  ----------          ----------

 Minority interest                                                                   125,049             118,188
                                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                                        1,207               1,205
   Additional paid-in capital                                                        108,810             108,579
   Retained earnings                                                                 786,268             792,421
   Accumulated other comprehensive income:
     Marketable securities                                                             4,194               4,081
     Currency translation                                                             11,157              14,471
     Pension liabilities                                                             (78,101)            (78,101)
   Treasury stock                                                                    (37,942)            (37,942)
                                                                                  ----------          ----------

       Total stockholders' equity                                                    795,593             804,714
                                                                                  ----------          ----------

       Total liabilities, minority interest and
        stockholders' equity                                                      $2,578,377          $2,603,399
                                                                                  ==========          ==========



Commitments and contingencies (Notes 11 and 13)



    See accompanying Notes to Condensed Consolidated Financial Statements.

                                            VALHI, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     Three months ended March 31, 2005 and 2006

                                        (In thousands, except per share data)

                                                     (Unaudited)



                                                                                      2005              2006
                                                                                      ----              ----

 Revenues and other income:
   Net sales                                                                      $341,247          $354,320
   Other income, net                                                                26,637            12,840
   Equity in earnings of:
     Titanium Metals Corporation ("TIMET")                                          16,801            22,135
     Other                                                                             112            (1,731)
                                                                                  --------          --------

       Total revenues and other income                                             384,797           387,564
                                                                                  --------          --------

 Costs and expenses:
   Cost of sales                                                                   251,982           272,562
   Selling, general and administrative                                              54,431            54,092
   Interest                                                                         17,879            16,803
                                                                                  --------          --------

       Total costs and expenses                                                    324,292           343,457
                                                                                  --------          --------

     Income before income taxes                                                     60,505            44,107

 Provision for income taxes                                                         29,946            18,613

 Minority interest in after-tax earnings                                             5,497             2,630
                                                                                  --------          --------

     Income from continuing operations                                              25,062            22,864

 Discontinued operations, net of tax                                                  (272)             -
                                                                                  --------          --------

     Net income                                                                   $ 24,790          $ 22,864
                                                                                  ========          ========

 Basic and diluted earnings per share:
   Income from continuing operations                                              $    .21          $    .20
   Discontinued operations                                                            -                 -
                                                                                  --------          --------

     Net income                                                                   $    .21          $    .20
                                                                                  ========          ========

 Cash dividends per share                                                         $    .10          $    .10
                                                                                  ========          ========

 Shares used in the calculation of per share amounts:
   Basic earnings per common share                                                 120,223           116,668
   Dilutive impact of outstanding stock options                                        349               366
                                                                                  --------          --------

   Diluted earnings per share                                                      120,572           117,034
                                                                                  ========          ========

   See accompanying Notes to Condensed Consolidated Financial Statements.

                                            VALHI, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                     Three months ended March 31, 2005 and 2006

                                                   (In thousands)

                                   (Unaudited)



                                                                                         2005              2006
                                                                                         ----              ----

 Net income                                                                            $24,790           $22,864
                                                                                       -------           -------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                       (168)             (113)

   Currency translation adjustment                                                         (11)            3,314
                                                                                       -------           -------

     Total other comprehensive income (loss), net                                         (179)            3,201
                                                                                       -------           -------

       Comprehensive income                                                            $24,611           $26,065
                                                                                       =======           =======


   See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)

                                                                                               2005           2006
                                                                                               ----           ----
 Cash flows from operating activities:
   Net income                                                                                $ 24,790       $ 22,864
   Depreciation and amortization                                                               19,024         18,116
   Goodwill impairment                                                                            864              -
   Securities transactions, net                                                               (14,607)          (170)
   Benefit plan expense less then cash funding:
     Defined benefit pension expense                                                           (1,956)        (2,717)
     Other postretirement benefit expense                                                        (965)          (935)
   Deferred income taxes:
     Continuing operations                                                                     20,872         12,407
     Discontinued operations                                                                     (334)             -
   Minority interest:
     Continuing operations                                                                      5,497          2,630
     Discontinued operations                                                                     (205)             -
   Other, net                                                                                     867          1,083
   Equity in:
     TIMET                                                                                    (16,801)       (22,135)
     Other                                                                                       (112)         1,731
   Net distributions from (contributions to):
     Manufacturing joint venture                                                                 (850)        (2,750)
     Other                                                                                        109              -
   Change in assets and liabilities:
     Accounts and other receivables                                                           (44,760)       (40,683)
     Inventories                                                                              (14,278)         8,873
     Accounts payable and accrued liabilities                                                  12,779        (13,053)
     Accounts with affiliates                                                                     190            137
     Income taxes                                                                               7,513           (266)
     Other, net                                                                                (8,144)           465
                                                                                             --------       --------

         Net cash used in operating activities                                                (10,507)       (14,403)
                                                                                             --------       --------

 Cash flows from investing activities:
   Capital expenditures                                                                       (12,155)        (6,847)
   Purchases of:
     Kronos common stock                                                                            -        (22,355)
     CompX common stock                                                                             -           (404)
     TIMET common stock                                                                       (11,450)             -
     Marketable securities                                                                    (12,645)       (12,910)
   Proceeds from disposal of:
     Business unit                                                                             18,094              -
     Kronos common stock                                                                       19,047              -
     Marketable securities                                                                      2,911         12,427
   Loans to affiliate:
     Loans                                                                                    (11,000)          -
     Collections                                                                               10,068           -
   Cash of disposed business unit                                                              (4,006)             -
   Change in restricted cash equivalents, net                                                   2,659            955
   Other, net                                                                                    (108)        (1,629)
                                                                                             --------       --------

         Net cash provided by (used in) investing activities                                    1,415        (30,763)
                                                                                             --------       --------

                          VALHI, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)


                                                                                        2005              2006
                                                                                        ----              ----

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       $   -             $ 72,635
     Principal payments                                                                    (82)          (51,553)
     Deferred financing costs paid                                                         (28)             (105)
   Valhi dividends paid                                                                (12,424)          (12,060)
   Distributions to minority interest                                                   (1,477)           (2,248)
   Treasury stock acquired                                                                   -            (4,902)
   NL common stock issued                                                                2,413                 9
   Issuance of Valhi common stock and other, net                                           742                17
                                                                                      --------          --------

       Net cash provided by (used in) financing
        activities                                                                     (10,856)            1,793
                                                                                      --------          --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                       (19,948)          (43,373)
   Currency translation                                                                   (280)              834
 Cash and equivalents at beginning of period                                           267,829           274,963
                                                                                      --------          --------

 Cash and equivalents at end of period                                                $247,601          $232,424
                                                                                      ========          ========


 Supplemental disclosures:
   Cash paid (received) for:
     Interest, net of amounts capitalized                                             $  6,224          $  7,070
     Income taxes, net                                                                   6,117             6,742

   Noncash investing activity - note receivable
    received upon disposal of business unit                                           $  4,179          $   -





      See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2006

                                 (In thousands)

                                   (Unaudited)

                                                                Accumulated other comprehensive income
                                          Additional            --------------------------------------                Total
                                 Common    paid-in    Retained   Marketable    Currency      Pension    Treasury  stockholders'
                                 stock     capital    earnings   securities   translation  liabilities    stock      equity
                                ------    ---------   --------   ----------   -----------  -----------  --------  -------------

Balance at December 31, 2005    $1,207    $108,810    $786,268     $4,194        $11,157    $(78,101)    $(37,942)    $795,593

Net income                           -           -      22,864          -              -        -               -       22,864

Dividends                            -           -     (12,060)         -              -        -               -      (12,060)

Other comprehensive income
 (loss), net                      -           -           -          (113)         3,314           -         -           3,201

Treasury stock:
  Acquired                        -           -           -          -              -           -          (4,902)      (4,902)
  Retired                           (3)       (248)     (4,651)         -              -           -        4,902            -

Other, net                           1          17        -          -              -           -            -              18
                                ------    --------    --------    -------        -------    --------     --------     --------

Balance at March 31, 2006       $1,205    $108,579    $792,421    $ 4,081        $14,471    $(78,101)    $(37,942)    $804,714
                                ======    ========    ========    =======        =======    ========     ========     ========


      See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                   (Unaudited)

Note 1 -       Organization and basis of presentation:

     The Condensed Consolidated Balance Sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2005 has been derived from the Company's audited Condensed Consolidated Financial Statements at that date. The Consolidated Balance Sheet at March 31, 2006, and the Condensed Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for the interim periods ended March 31, 2005 and 2006, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made. As permitted by regulations of the SEC, the Condensed
Consolidated Balance Sheet data as of December 31, 2005 does not include all disclosures required by GAAP.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 24, 2006 (the "2005 Annual Report").

     Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock at March 31, 2006. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons, may be deemed to control such companies.

Note 2 -       Business segment information:

                              % owned by Valhi at
  Business segment                Entity                   March 31, 2006

  Chemicals             Kronos Worldwide, Inc.                      95%
  Component products    CompX International Inc.                    70%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       37%

     The Company's ownership of Kronos includes 59% held directly by Valhi and 36% held directly by NL Industries, Inc., an 83%-owned subsidiary of Valhi. During the first quarter of 2006, Valhi purchased approximately 829,000 shares of Kronos common stock in market transactions for an aggregate of $22.4 million. The acquisition of these shares of common stock were accounted for by the purchase method (step acquisition).

     The Company's ownership of CompX is principally held directly by CompX Group, Inc, a majority-owned subsidiary of NL. NL owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above includes NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX, or 68%. NL also owns an additional 2% of CompX directly. During the first quarter of 2006, NL purchased approximately 26,500 shares of CompX common stock in market transactions for an aggregate of $404,000. The acquisition of these shares of common stock were accounted for by the purchase method (step acquisition).

     The company's ownership of TIMET includes 33% owned directly by Tremont LLC, a wholly-owned subsidiary of the Company, and 4% owned directly by Valhi. In addition, TIMET owns directly an additional 3% of CompX, .5% of NL and less than .1% of Kronos, and TIMET accounts for such CompX, NL and Kronos shares, as well as its shares of CompX Group, as available-for-sale marketable securities carried at fair value. The Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates, owned an additional 10% of TIMET's outstanding common stock at March 31, 2006. Because the Company does not consolidate either TIMET or the CMRT, the shares of CompX Group, CompX, NL and Kronos owned by TIMET, and the shares of TIMET held by the CMRT, are not considered as part of the Company's investments in such companies.

     Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

                                                                                         Three months ended
                                                                                               March 31,
                                                                                        2005            2006
                                                                                        ----            ----
                                                                                            (In millions)

 Net sales:
   Chemicals                                                                           $291.9          $304.3
   Component products                                                                    46.8            47.0
   Waste management                                                                       2.5             3.0
                                                                                       ------          ------

     Total net sales                                                                   $341.2          $354.3
                                                                                       ======          ======

 Operating income:
   Chemicals                                                                           $ 43.6          $ 32.2
   Component products                                                                     4.1             5.1
   Waste management                                                                      (2.8)           (2.6)
                                                                                       ------          ------

     Total operating income                                                              44.9            34.7

 Equity in:
   TIMET                                                                                 16.8            22.1
   Other                                                                                   .1            (1.7)

 General corporate items:
   Interest and dividend income                                                          10.2             9.8
   Securities transaction gains, net                                                     14.6              .2
   Insurance recoveries                                                                   -               2.2
   General expenses, net                                                                 (8.2)           (6.4)
 Interest expense                                                                       (17.9)          (16.8)
                                                                                       ------          ------

     Income before income taxes                                                        $ 60.5          $ 44.1
                                                                                       ======          ======

     Segment results reported herein may differ from amounts separately reported by the Company's various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way the Company defines operating income.

Note 3 -       Marketable securities:

                                                                                December 31,         March 31,
                                                                                    2005                2006
                                                                                ------------         ---------
                                                                                       (In thousands)

 Current assets (available for sale):
   Restricted debt securities                                                     $  9,265            $  9,405
   Other debt securities                                                             2,490               2,215
                                                                                  --------            --------

       Total                                                                      $ 11,755            $ 11,620
                                                                                  ========            ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                              $250,000            $250,000
   Restricted debt securities                                                        2,572               2,635
   Other debt securities and common stocks                                           6,133               6,645
                                                                                  --------            --------

       Total                                                                      $258,705            $259,280
                                                                                  ========            ========




Note 4 - Accounts and other receivables, net:

                                                                                December 31,          March 31,
                                                                                    2005                 2006
                                                                                ------------         ----------
                                                                                       (In thousands)

 Accounts receivable                                                              $211,156            $257,703
 Notes receivable                                                                    4,267               4,372
 Accrued interest and dividends receivable                                           6,158                  80
 Allowance for doubtful accounts                                                    (2,815)             (2,822)
                                                                                  --------            --------

       Total                                                                      $218,766            $259,333
                                                                                  ========            ========


Note 5 -       Inventories, net:

                                                                                December 31,          March 31,
                                                                                    2005                2006
                                                                                ------------          ---------
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 52,343            $ 39,649
   Component products                                                                7,022               6,343
                                                                                  --------            --------

       Total raw materials                                                          59,365              45,992
                                                                                  --------            --------

 In-process products:
   Chemicals                                                                        17,959              19,483
   Component products                                                                9,898               9,876
                                                                                  --------            --------

       Total in-process products                                                    27,857              29,359
                                                                                  --------            --------

 Finished products:
   Chemicals                                                                       150,675             153,137
   Component products                                                                5,542               5,706
                                                                                  --------            --------

       Total finished products                                                     156,217             158,843
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     39,718              42,256
                                                                                  --------            --------

       Total inventories, net                                                     $283,157            $276,450
                                                                                  ========            ========

Note 6 -       Accrued liabilities:

                                                                                December 31,          March 31,
                                                                                    2005                 2006
                                                                                ------------          ---------
                                                                                       (In thousands)

 Current:
   Employee benefits                                                               $ 48,341            $ 40,928
   Environmental costs                                                               16,565              15,588
   Deferred income                                                                    5,101               4,213
   Interest                                                                           1,067              10,572
   Other                                                                             58,355              60,904
                                                                                   --------            --------

       Total                                                                       $129,429            $132,205
                                                                                   ========            ========

 Noncurrent:
   Insurance claims and expenses                                                   $ 24,257            $ 23,690
   Employee benefits                                                                  4,998               6,223
   Asset retirement obligations                                                       1,381               1,429
   Deferred income                                                                      573                 545
   Other                                                                              8,119               8,312
                                                                                   --------            --------

       Total                                                                       $ 39,328            $ 40,199
                                                                                   ========            ========


Note 7 - Other assets:

                                                                                 December 31,          March 31,
                                                                                     2005                2006
                                                                                 ------------          ---------
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                  $138,677            $161,367
     Preferred stock                                                                    183                 183
                                                                                   --------            --------
                                                                                    138,860             161,550

   TiO2 manufacturing joint venture                                                 115,308             118,058
   Other                                                                             16,464              14,733
                                                                                   --------            --------

       Total                                                                       $270,632            $294,341
                                                                                   ========            ========


 Other noncurrent assets:
   IBNR receivables                                                                $ 16,735            $ 16,950
   Deferred financing costs                                                           8,278               7,762
   Waste disposal site operating permits, net                                        14,133              16,157
   Loans and other receivables                                                        2,502               2,955
   Restricted cash equivalents                                                          382                 388
   Other                                                                             19,609              18,975
                                                                                   --------            --------

       Total                                                                       $ 61,639            $ 63,187
                                                                                   ========            ========


     At March 31, 2006, the Company held 28.0 million shares of TIMET with a quoted market price of $48.55 per share, or an aggregate market value of $1.4 billion. In February 2006, TIMET effected a 2:1 split of its common stock. Such stock split had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of such split.

     At March 31, 2006, TIMET reported total assets of $989.9 million and stockholders' equity of $639.2 million. TIMET's total assets at March 31, 2006 include current assets of $619.7 million, property and equipment of $262.9 million, marketable securities of $46.1 million and investment in joint ventures of $28.6 million. TIMET's total liabilities at March 31, 2006 include current liabilities of $180.2 million, accrued OPEB and pension costs aggregating $74.9 million and long-term debt of $48.8 million. During the first quarter of 2006, TIMET reported net sales of $286.9 million, operating income of $95.1 million and net income attributable to common stockholders of $56.8 million (2005 - net sales of $155.2 million, operating income of $19.4 million and net income attributable to common stockholders of $38.1 million).

Note 8 - Other income, net:

                                                                                          Three months ended
                                                                                                March 31,
                                                                                        2005              2006
                                                                                        ----              ----
                                                                                          (In thousands)

 Securities earnings:
   Dividends and interest                                                              $10,175           $ 9,813
   Securities transactions, net                                                         14,607               170
                                                                                       -------           -------

       Total securities earnings                                                        24,782             9,983

 Currency transactions, net                                                                874              (881)
 Insurance recoveries                                                                        -             2,236
 Other, net                                                                                981             1,502
                                                                                       -------           -------

       Total other income, net                                                         $26,637           $12,840
                                                                                       =======           =======


Note 9 - Long-term debt:

                                                                                 December 31,          March 31,
                                                                                    2005                 2006
                                                                                 ------------          ---------
                                                                                       (In thousands)


 Valhi - Snake River Sugar Company                                                 $250,000            $250,000
                                                                                   --------            --------

 Subsidiaries:
   Kronos International 8.875% Senior Secured Notes                                 449,298             455,609
   Kronos U.S. bank credit facility                                                  11,500              29,800
   Kronos Canadian bank credit facility                                                   -               4,264
   Other                                                                              6,637               5,166
                                                                                   --------            --------

       Total debt of subsidiaries                                                   467,435             494,839
                                                                                   --------            --------

       Total debt                                                                   717,435             744,839

       Less current maturities                                                        1,615               1,464
                                                                                   --------            --------

       Total long-term debt                                                        $715,820            $743,375
                                                                                   ========            ========

     During the first quarter of 2006, Kronos borrowed an aggregate of Cdn. $5.0 million ($4.3 million) under its Canadian revolving credit facility, and also borrowed an additional net $18.3 million under its U.S. bank credit facility.

     In April 2006, Kronos' wholly owned subsidiary, Kronos International, called all of its 8.875% Senior Secured Notes for redemption on May 11, 2006 at 104.437%% of their aggregate principal amount of euro 375 million (including such call premium, an aggregate of $470.2 million at March 31, 2006 exchange rates). Funds for such redemption were provided by Kronos International's issuance of an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes due April 2013, issued on April 11, 2006 at 99.306% of their principal amount. The new Senior Secured Notes were issued pursuant to an indenture that contains covenants, restrictions and collateral substantially identical to the covenants, restrictions and collateral of the 8.875% Senior Secured Notes. The Company expects to recognize a $21 million pre-tax charge in the second quarter of 2006 related to the early extinguishment of KII's 8.875% Senior Secured Notes, consisting of the call premium on such Notes and the net write-off of deferred financing costs and existing unamortized premium related to such Notes.

Note 10 - Accounts with affiliates:

                                                                                 December 31,          March 31,
                                                                                     2005                2006
                                                                                 ------------          ---------
                                                                                       (In thousands)

 Current receivables from affiliates:
   Contran - income taxes, net                                                      $    33             $    33
   Other                                                                                  1                   1
                                                                                    -------             -------

       Total                                                                        $    34             $    34
                                                                                    =======             =======

 Payables to affiliates:
   Louisiana Pigment Company                                                        $ 9,803            $  9,482
   Contran - trade items                                                              3,940               4,340
   Other, net                                                                            11                  10
                                                                                    -------             -------

       Total                                                                        $13,754             $13,832
                                                                                    =======             =======

Note 11 - Provision for income taxes:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2005              2006
                                                                                      ----              ----
                                                                                          (In millions)

 Expected tax expense                                                                $21.2            $15.4
 Incremental U.S. tax and rate differences on
  equity in earnings                                                                   4.8              2.6
 Non-U.S. tax rates                                                                    -                (.4)
 Nondeductible expenses                                                                1.2              1.3
 Adjustment of prior year income taxes, net                                             -               (.9)
 Income tax on distribution of shares of
  Kronos common stock                                                                .7                  -
 Excess of book basis over tax basis of shares of
  Kronos common stock sold                                                             1.6               -
 U.S. state income taxes, net                                                           .3               .5
 Other, net                                                                             .1               .1
                                                                                     -----            -----

                                                                                     $29.9            $18.6
                                                                                     =====            =====

 Comprehensive provision for income taxes (benefit) allocated to:
   Income from continuing operations                                                 $29.9            $18.6
   Discontinued operations                                                             (.4)              -
   Other comprehensive income:
     Marketable securities                                                              .9              (.3)
     Currency translation                                                              (.2)             1.1
                                                                                     -----            -----

                                                                                     $30.2            $19.4
                                                                                     =====            =====

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

     o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at March 31, 2006). Kronos filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment.

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

Note 12 - Minority interest:

                                                                              December 31,          March 31,
                                                                                  2005                 2006
                                                                             -------------         ----------
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                              $ 51,177              $ 50,955
   Kronos Worldwide                                                             28,167                21,577
   CompX International                                                          45,630                45,578
   Subsidiary of Kronos                                                             75                    78
                                                                              --------              --------

       Total                                                                  $125,049              $118,188
                                                                              ========              ========


                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2005              2006
                                                                                      ----              ----
                                                                                          (In thousands)

 Minority interest in net earnings - Continuing operations:
   NL Industries                                                                    $3,228            $1,098
   Kronos Worldwide                                                                  1,534               779
   CompX International                                                                 701               751
   Subsidiary of Kronos                                                                  4                 2
   Subsidiary of NL                                                                     30               -
                                                                                    ------            ------

       Total                                                                        $5,497            $2,630
                                                                                    ======            ======

Note 13 - Commitments and contingencies:

Lead pigment litigation - NL.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association (which discontinued business operations prior to 2005) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injuries allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against NL in the future.

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

     In one of these lead pigment cases (State of Rhode Island v. Lead Industries Association), a trial before a Rhode Island state court jury began in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. In October 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. In November 2005, the State of Rhode Island began a retrial of the case on the State's claims of public nuisance, indemnity and unjust enrichment against NL and three other defendants. Following the State's presentation of its case, the trial court dismissed the State's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that NL and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that NL and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the State's claim for punitive damages. A hearing on the abatement remedy will be held before the judge. The extent, nature and cost of such remedy is not currently known, and will be determined only following additional preceedings. Various matters remain pending before the trial court, including NL's motion to dismiss. NL intends to appeal any adverse judgment which the trial court may enter against NL.

     The Rhode Island case is unique in that this is the first time that an adverse verdict has been entered against NL. Given the number of meritorious issues which NL believes can be appealed in this case, NL currently believes that it is not probable that NL will ultimately be found liable in this matter. In addition, liability that might result to NL, if any, with respect to this and the other lead pigment litigation can not currently be reasonably estimated. However, legal proceedings are subject to inherent uncertainties, and there is no assurance that any appeal would be successful. Therefore, it is reasonably possible that NL would in the near term conclude that it was probable NL had incurred some liability in this Rhode Island matter that would result in the recognition of a loss contingency accrual. Such potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on the Company's financial condition and liquidity. Various other cases in which NL is a defendant are also pending in other jurisdictions, and new cases could be filed against NL, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on the Company's financial condition and liquidity. An estimate of the potential impact on the Company's results of operations, financial condition or liquidity related to these matters can not currently be reasonably estimated.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At March 31, 2006, no receivables for such recoveries had been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the first quarter of 2006 is presented in the table below.

                                                                                                   Amount
                                                                                               --------------
                                                                                               (In thousands)

 Balance at the beginning of the period                                                            $65,726
 Additions charged to expense, net                                                                     381
 Payments, net                                                                                      (2,134)
                                                                                                   -------

 Balance at the end of the period                                                                  $63,973
                                                                                                   =======

 Amounts recognized in the balance sheet at the end of the period:
   Current liability                                                                               $15,588
   Noncurrent liability                                                                             48,385
                                                                                                   -------

       Total                                                                                       $63,973
                                                                                                   =======

     NL. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. At March 31, 2006, NL had accrued $52.9 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $79 million. NL's estimates of such liabilities have not been discounted to present value.

     At March 31, 2006, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL. On certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs that could be material to NL if liability for such amounts ultimately were determined against NL.

     Tremont. Prior to 2005, Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont had entered into an agreement with another PRP for this site, Halliburton Energy Services, Inc., that provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration to determine such final allocation of costs. On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking (i) to recover response and remediation costs incurred at the site, (ii) a declaration of the parties' liability for response and remediation costs incurred at the site, (iii) a declaration of the parties' liability for response and remediation costs to be incurred in the future at the site and (iv) a declaration regarding the obligation of Tremont to indemnify Halliburton and DII for costs and expenses attributable to the site. On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site. Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into with NL, Tremont and its affiliates an amendment to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site. Tremont has also agreed with Georgia Pacific to stay the Arkansas litigation pending further developments in the Houston litigation. Tremont has based its accrual for this site based upon the agreed-upon interim cost sharing allocation. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will not be known until 2008. Currently, no reasonable estimate can be made of the cost of any such final remediation measures, and accordingly Tremont has accrued no amounts at March 31, 2006 for any such cost. The amount accrued at March 31, 2006 ($3.6 million) represents Tremont's estimate of the probable and reasonably estimable costs to be incurred through 2008 with respect to the interim remediation measures.

     TIMET. At March 31, 2006, TIMET had accrued approximately $3.0 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $5.2 million.

     Other. The Company has also accrued approximately $7.5 million at March 31, 2006 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

Other litigation.

     Reference is made to the 2005 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases remain pending, involving a total of approximately 10,600 plaintiffs and their spouses following the administrative dismissal by a trial court in Ohio of approximately 1,500 plaintiffs in March 2006. NL has not accrued any amounts for this litigation because liability that NL might incur, if any, cannot currently be reasonably estimated. To date, NL has not been adjudicated liable in any of these matters. Based on information available to NL, including facts concerning its historical operations, the rate of new claims, the number of claims from which NL has been dismissed and NL's prior experience in the defense of these matters, NL believes that the range of reasonably possible outcomes of these matters will be consistent with NL's historical costs with respect to these matters (which are not material), and no reasonably possible outcome is expected to involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In April 2006, NL was served with a complaint in Murphy, et al. v. NL Industries, Inc., et al. (United States District Court, District of New Jersey, Case No. 2:06-cv-01535-WHW-SDW). The plaintiffs, three former minority shareholders of NL Environmental Management Services, Inc. ("EMS"), seek damages related to their equity investment in EMS. The defendants named in the complaint are Contran, Valhi, NL, EMS and certain current or former officers or directors of NL or EMS. EMS was formed in 1988 as a majority-owned environmental management subsidiary that contractually assumed certain of NL's environmental liabilities. In June 2005, EMS received notices from the three minority shareholders indicating that they were exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock. In June 2005 EMS set aside funds as payment for the shares of EMS. As of March 2006, however, the shareholders had not tendered their shares or received any of such funds. The plaintiffs claim that, in preparing the valuation of the plaintiffs' preferred shares for purchase by EMS, the defendants engaged in a pattern of racketeering activity and conspired to conduct a pattern of racketeering in violation of United States and New Jersey laws. In addition, the plaintiffs allege that the defendants have committed minority shareholder oppression, fraud, breach of fiduciary duty, civil conspiracy, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, breach of contract and tortuous interference with economic relations under New Jersey laws. The defendants believe that these claims are without merit and intend to deny all allegations of wrongdoing and liability and to defend against all such claims vigorously.

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

     The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations and liquidity beyond the accruals already provided for.

Insurance coverage claims.

     Reference is made to the 2005 Annual Report for a discussion of certain litigation involving NL and certain of its former insurance carriers. Additional information regarding such litigation, or new litigation, is below.

     OneBeacon American Insurance Company v. NL Industries, Inc., et. al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). In March 2006, NL's motion to dismiss was denied by the trial court. In April 2006, NL filed a notice of appeal of the trial court's ruling.

     NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347). In December 2005, NL filed a motion to remand the case to state court.

     In February 2006, NL was served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et. al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of NL, seeks a declaratory judgment of its obligations to NL under insurance policies issued to NL by plaintiff with respect to certain lead pigment lawsuits. In April 2006, NL filed a motion to dismiss.

     In April 2006, NL filed an action against American Re Insurance Company and certain other former insurance companies, captioned NL Industries, Inc. v. American Re Insurance Company, et. al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E) asserting that American Re Insurance and the other named defendants have breached their obligations to NL under such insurance policies and seeking a declaratory judgment of each defendant's obligations to NL under such policies.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance revoceries for lead pigment or environmental litigation matters in determining related accruals.

Note 14 - Employee benefit plans:

     Defined benefit plans. The components of net periodic defined benefit pension cost are presented in the table below.

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  2005                 2006
                                                                                  ----                 ----
                                                                                       (In thousands)

 Service cost                                                                    $ 1,987              $ 1,844
 Interest cost                                                                     5,803                5,814
 Expected return on plan assets                                                   (5,744)              (6,266)
 Amortization of prior service cost                                                  154                  112
 Amortization of net transition obligations                                          140                  123
 Recognized actuarial losses                                                       1,150                2,172
                                                                                 -------              -------

       Total                                                                     $ 3,490              $ 3,799
                                                                                 =======              =======

     Postretirement benefits other than pensions. The components of net periodic OPEB cost are presented in the table below.

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  2005                2006
                                                                                  ----                ----
                                                                                       (In thousands)

 Service cost                                                                     $    55             $    71
 Interest cost                                                                        483                 473
 Amortization of prior service credit                                                (232)                (91)
 Recognized actuarial losses (gains)                                                 (142)                 28
                                                                                  -------             -------

       Total                                                                      $   164             $   481
                                                                                  =======             =======

     Contributions. Contributions the Company expects to contribute to its various defined benefit pension and OPEB plans in 2006 are disclosed in the 2005 Annual Report.

Note 15 - Discontinued operations, net of tax:

     Discontinued operations relates to CompX's former Thomas Regout operations in The Netherlands. In January 2005, CompX completed the sale of such operations for net proceeds that were approximately $860,000 less than previously estimated (primarily due to higher expenses associated with the disposal of the Thomas Regout operations).Discontinued operations in the first quarter of 2005 includes a charge related to such higher expenses($272,000, net of income tax benefit and minority interest).

Note 16 - Accounting principles newly adopted in 2006:

     Inventory costs. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, on January 1, 2006 for inventory costs incurred on or after such date. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company's production cost accounting had already complied with the requirements of SFAS No. 151, and therefore adoption of SFAS No. 151 did not have an effect on its consolidated financial statements.

     Stock options. As permitted by regulations of the SEC, the Company adopted SFAS No. 123R, Share-Based Payment, as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees. The Company is now generally required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled (referred to as the modified prospective method in SFAS No. 123R). Additionally, as of January 1, 2006, the Company recognizes compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. The number of non-vested awards as of December 31, 2005 with respect to options granted by Valhi and its subsidiaries and affiliates is not material, and therefore the effect of adopting SFAS No. 123R, in so far as it relates to the recognition of compensation cost for existing stock options in the Company's consolidated statements of income, did not have a material effect on the Company's Consolidated Financial Statements. Should Valhi or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the Company could in the future recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit. The aggregate amount of such income tax benefits recognized as a component of cash flows from financing activities was not significant in the first quarter of 2006.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures were provided in the 2005 Annual Report.

     Prior to January 1, 2006, the Company accounted for stock-based employee compensation in accordance with APBO No. 25 and its various interpretations. Under APBO No. 25, no compensation cost was generally recognized for fixed stock options in which the exercise price was greater than or equal to the market price on the grant date. Prior to 2005, and following the cash settlement of certain stock options held by employees of NL, NL and the Company commenced accounting for NL's remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Following adoption of SFAS No. 123R effective January 1, 2006, the Company will continue to account for NL's remaining stock options in a manner similar to the variable accounting method of APBO No. 25, as required by the guidance of SFAS No. 123R.

     Net compensation expense related to stock-based employee compensation recognized by the Company was approximately $120,000 in the first quarter of 2005, and net compensation income was approximately $600,000 in the first quarter of 2006. Had Valhi and its subsidiaries and affiliates accounted for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123R for all awards granted subsequent to January 1, 1995, the effect on the Company's results of operations in the first quarter of 2005 there would not have been a material effect on the Company's results of operations in the first quarter of 2005.

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

     During the first quarter of 2006, the Company purchased an aggregate of 275,000 shares of its common stock in market transactions for an aggregate of $4.9 million. At March 31, 2006, these treasury shares had been cancelled, and the aggregate $4.9 million cost of such treasury shares cancelled was allocated to common stock at par value, additional paid-in capital and retained earnings in accordance with GAAP. As of March 31, 2006, 1.2 million shares were available for purchases under such authorization.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

General

     The Company reported income from continuing operations of $22.9 million, or $.20 per diluted share, in the first quarter of 2006 compared to income of $25.1 million, or $.21 per diluted share, in the first quarter of 2005.

     The decrease in the Company's diluted earnings per share from the first quarter of 2005 to the first quarter of 2006 is due primarily to the net effects of (i) lower chemicals operating income at Kronos in 2006, (ii) higher component products operating income at CompX in 2006, (iii) certain securities transaction gains realized in the first quarter of 2005, (iv) certain income tax benefits recognized by TIMET in 2005 and (v) higher operating income for TIMET in 2006. The Company currently believes its net income in calendar 2006 will be lower than 2005 due primarily to lower expected chemicals operating income.

     Income from continuing operations in the first quarter of 2006 includes income of $.01 per diluted share related to certain insurance recoveries of NL. Income from continuing operations in the first quarter of 2005 include (i) certain securities transaction gains of NL of $.05 per diluted share and (ii) income related to certain income benefits recognized by TIMET of $.07 per diluted share. Such amounts are more fully described below or in the 2005 Annual Report.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

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

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2005 and 2006 periods presented are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and (iii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: increasing in the first six months of 2005, decreasing during the second half of 2005 and increasing during the first quarter of 2006.

                                                                             Three months ended
                                                                                   March 31,
                                                                            ----------------------            %
                                                                              2005          2006            Change
                                                                            -------       --------          ------
                                                                                (In $ millions)

 Net sales                                                                  $291.9          $304.3            +4%
 Operating income                                                             43.6            32.2           -26%

 Ti02 operating statistics:
   Sales volumes*                                                              114             124            +9%
   Production volumes*                                                         122             127            +4%

   Percent change in Ti02 average selling prices:
     Using actual foreign currency exchange rates -3% Impact of changes in foreign currency
      exchange rates                                                                                          +5%
                                                                                                             ---

     In billing currencies                                                                                    +2%
                                                                                                             ===

* Thousands of metric tons

     Kronos' sales increased $12.4 million (4%) in the first quarter of 2006 as compared to the first quarter of 2005 due to the net effects of higher average TiO2 selling prices, higher TiO2 sales volumes and the unfavorable net effect of fluctuations in foreign currency exchange rates, which decreased chemicals sales by approximately $16 million, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2006 were 2% higher as compared to the first quarter of 2005. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2006 were 3% lower compared to the first quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 3% decrease in Kronos' average TiO2 selling prices during the first quarter of 2006 as compared to the first quarter of 2005 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 2% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the first quarter of 2005 increased 9% compared to the first quarter of 2005, due primarily to higher sales volumes in the United States and slightly higher sales volumes in Europe and in export markets offsetting the effect of lower sales volumes in Canada. Demand for TiO2 has remained strong in the first quarter of 2006, and while Kronos believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels in advance of implementation of announced or anticipated price increases. Kronos' operating income comparisons were favorably impacted by higher production levels, which increased 4% in the first quarter of 2006 as compared to the same period in 2005. Kronos' operating rates were near full capacity in both periods, and Kronos' sales and production volumes in the first quarter of 2006 were new records for Kronos for a first quarter. Kronos' operating income comparisons were negatively impacted by higher raw material and other operating costs (including energy).

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales by a net $16 million in the first quarter of 2006 as compared to the first quarter of 2005. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower in the first quarter of 2006 as compared to the same period in 2005. Overall, currency exchange rate fluctuations resulted in a net $5 million decrease in Kronos' operating income in the first quarter of 2006 as compared to the first quarter of 2005.

     On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production from LPC. Insurance proceeds from the lost profit for product that Kronos was not able to sell as a result of the loss of production from LPC are expected to be recognized by Kronos during the remainder of 2006, although the amount and timing of such insurance recoveries is not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride-process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

     Kronos expects its operating income in 2006 will continue to be somewhat lower than 2005. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $4.4 million in the first quarter of 2005 and $4.0 million in the first quarter of 2006.

Component products

                                                                               Three months ended
                                                                                     March 31,
                                                                              --------------------           %
                                                                              2005            2006        Change
                                                                              ----            ----        ------
                                                                                 (In millions)

 Net sales                                                                   $46.8           $47.0           - %
 Operating income                                                              4.1             5.1           +23%

     Component product sales increased slightly in the first quarter of 2006 as compared to the same quarter of 2005 as higher volumes of security product sales were offset by decreases in sales for certain other products resulting from increased competition. Sales comparisons were also positively impacted by volumes associated with an acquisition of a small components products business in August 2005. Component products operating income increased due to the favorable impact of CompX's continued focus on reducing costs across all segments and a favorable change in product mix resulting from increases in sales of certain higher margin security products.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2006, currency exchange rate fluctuations did not have a significant effect on component products sales or operating income as compared to the first quarter of 2005.

     The component product areas where CompX operates are highly competitive in terms of product pricing and features. CompX's strategy is to focus on areas where it can provide products that have value-added, user-oriented-features which enable its customers to compete more effectively in their markets. One of the focal points of this strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. Additionally, CompX believes that its focus on collaborating with customers to identify solutions and its ability to provide a high level of customer service enable it to compete effectively. In response to competitive pricing pressure, CompX continuously focuses on reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities.

     Raw material prices, especially steel, zinc and copper, continue to be volatile putting pressure on CompX's margins. CompX actively seeks to mitigate the margin impact by entering into raw material supply agreements in order to stabilize the cost for a period of time, execute larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, pass on the cost increases to customers through surcharges and price increases.

Waste management

                                                                                            Three months ended
                                                                                                  March 31,
                                                                                          --------------------
                                                                                          2005            2006
                                                                                          ----            ----
                                                                                              (In millions)

 Net sales                                                                                $ 2.5          $ 3.0
 Operating loss                                                                            (2.8)          (2.6)

     Waste management sales increased, and its operating loss declined, in the first quarter of 2006 as compared to the first quarter of 2005 due to higher utilization of waste management services. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to further increase its sales, and decrease its operating loss, in the remainder of 2006.

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

Equity in earnings of TIMET

                                                                                         Three months ended
                                                                                               March 31,
                                                                                       ---------------------
                                                                                       2005            2006
                                                                                       ----            ----
                                                                                           (In millions)

 TIMET historical:
   Net sales                                                                           $155.2         $286.9
                                                                                       ======         ======

   Operating income                                                                    $ 19.4         $ 95.1
   Other general corporate, net                                                            .7             .3
   Interest expense                                                                       (.7)          (1.0)
                                                                                       ------         ------

                                                                                         19.4           94.4

   Income tax benefit (expense)                                                          22.9          (33.2)
   Minority interest                                                                      (.9)          (2.3)
   Dividends on preferred stock                                                          (3.3)          (2.1)
                                                                                       ------         ------

     Net income                                                                        $ 38.1         $ 56.8
                                                                                       ======         ======

 Equity in earnings of TIMET                                                           $ 16.8         $ 22.1
                                                                                       ======         ======

     TIMET reported higher sales and operating income in the first quarter of 2006 as compared to the first quarter of 2005, due in part to a 3% increase in sales volumes of melted products (ingot and slab), a 19% increase in sales volumes of mill products and 107% and 52% increases in average selling prices for melted and mill products, respectively. The increased sales volumes were driven by increased demand across all of TIMET's market sectors. TIMET's melted products are generally sold in U.S. dollars. Average selling prices for TIMET's melted and mill products were both positively affected by current market conditions and changes in customer and product mix. TIMET's mill products average selling prices were negatively affected by the strengthening of the U.S. dollar as compared to both the British pound sterling and the euro.

     TIMET's operating results comparisons were negatively impacted by higher costs for raw materials and energy. TIMET's operating results comparisons were favorably impacted by improved plant operating rates, which increased from 80% in the first quarter of 2005 to 88% in the first quarter of 2006. TIMET's operating results in 2006 include an additional $7.1 million resulting primarily from the sale of other non-mill products as compared to the 2005 period.

     TIMET currently expects its full-year 2006 sales revenue will increase to between $1.1 billion and $1.2 billion. TIMET's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of its manufacturing cost structure, and TIMET currently expects it will continue to experience increases in raw material costs during 2006. TIMET currently expects its operating income for 2006 will increase to between $297 million and $322 million, primarily related to the effects of the higher average selling prices, offset in part by higher raw material costs.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $1.3 million in the first quarter of 2005 and $1.1 million in the first quarter of 2006.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income in the first quarter of 2006 was comparable to the first quarter of 2005. A significant portion of the Company's general corporate interest and dividend income in both the first quarter of 2005 and 2006 relates to distributions received from The Amalgamated Sugar Company LLC and, in the first quarter of 2005, from interest income on the Company's $80 million loan to Snake River Sugar Company that was prepaid in October 2005.

     In October 2005, the Company and Snake River Sugar Company amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including the Company) as compared to levels required under the prior Company Agreement, which would result in the Company receiving annual distributions from the LLC in aggregate amounts of approximately $25.4 million. In addition, assuming certain specified conditions are met (which conditions the Company were met during the fourth quarter of 2005 and which are currently expected to be met during 2006), the LLC would be required to distribute, in addition to the distributions noted in the preceding sentence, additional amounts that would result in the Company receiving at least an additional $25 million during the 15-month period ending December 31, 2006 (with approximately $19 received in the fourth quarter of 2005 and the remaining $6 million expected to be paid during
2006). Consequently, general corporate dividend and interest income for all of 2006 is expected to be lower than 2005, principally due to a significantly lower amount expected in the fourth quarter of 2006 as compared to the same quarter of 2005.

     Insurance recoveries. NL has reached an agreement with a former insurance carrier in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs. NL received approximately $750,000 during the first quarter of 2006 under such agreement. The aggregate amount that NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable.

     Insurance recoveries in the first quarter of 2006 also include approximately $1.5 million in settlements NL received from certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached in the past few years, resolved court proceedings in which NL had sought reimbursement from carriers for legal defense costs and indemnity coverage for certain of NL's environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

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

     General corporate expenses. Net general corporate expenses in the first quarter of 2006 were $1.8 million lower than the first quarter of 2005 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in calendar 2006 are currently expected to be higher as compared to calendar 2005, in part due to higher expected litigation and related expenses of NL. However, obligations for environmental remediation obligations are difficult to assess and estimate, and no assurance can be given that actual costs for environmental remediation will not exceed accrued amounts or that costs will not be incurred in the future with respect to sites for which no estimate of liability can presently be made. See Note 13 to the Condensed Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, primarily Kronos International's ("KII") euro-denominated 8.875% Senior Secured Notes (euro 375 million outstanding at March 31, 2009). Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first quarter of 2006 was lower than the same period of 2005 due primarily to relative changes in foreign currency exchange rates, which decreased the U.S. dollar equivalent of interest expense on the euro 375 million principal amount of KII's Senior Secured Notes outstanding by approximately $1.1 million in the first quarter of 2006 as compared to the first quarter of 2005.

     As a result of the April 2006 issuance of a euro 400 million principal amount of KII's 6.5% Senior Secured Notes due 2013, the proceeds of which will be used to redeem KII's existing 8.875% Senior Secured Notes due 2009 (euro 375 million outstanding at March 31, 2006), annual interest expense associated with the new Senior Secured Notes due 2013 will be less than annual interest expense associated with the existing Senior Secured Notes due 2009, as the impact of a higher principal amount outstanding will be more than offset by the lower coupon rate on the new Senior Secured Notes. As a result of KII's redemption of its 8.875% Senior Secured Notes, the Company expects to recognize a $21 million pre-tax charge in the second quarter of 2006 related to the early extinguishment of such indebtedness, consisting of the call premium on such Notes and the net write-off of deferred financing costs and existing unamortized premium related to such Notes. Such charge will be classified as part of interest expense. See
Note 9 to the Condensed Consolidated Financial Statements. Assuming interest rates and foreign currency exchange rates do not change significantly from current levels, and ignoring the impact of the $21 million charge related to the redemption of KII's 8.875% Senior Secured Notes, interest expense in the remainder of 2006 is currently expected to be less than the same periods of 2005 due primarily to the effect of the redemption of the existing Senior Secured Notes due 2009 with the new issue of KII Senior Secured Notes due 2013.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Condensed Consolidated Financial Statements.

     At March 31, 2006, Kronos has the equivalent of $597 million and $93 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. Kronos has currently concluded that the benefit of such net carryforwards meet the more-likely-than-not recognition criteria of GAAP, and accordingly Kronos has no deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Prior to the complete utilization of such carryforwards, it is possible that Kronos might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     Minority interest. See Note 12 to the Condensed Consolidated Financial Statements.

     Discontinued  operations.   See  Note  15  to  the  Condensed  Consolidated
Financial Statements.

     Accounting principles newly adopted in 2006. See Note 16 to the Condensed Consolidated Financial Statements.

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

     At March 31, 2006, the Company's third-party indebtedness was substantially comprised of (i) Valhi's $250 million of loans from Snake River Sugar Company due in 2027, (ii) KII's euro-denominated 8.875% Senior Secured Notes (equivalent of $455.6 million principal amount outstanding) due in 2009 (which, as noted above, have been called for redemption, with the redemption price being funded by KII's new issue of Senior Secured Notes due 2013), (iii) Kronos' U.S. revolving bank credit facility ($29.8 million outstanding) due in 2008 and (iv) Kronos' Canadian bank credit facility ($4.3 million outstanding) due in 2009. Accordingly, since none of such indebtedness comes due in 2006, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during 2006 will be required to be used to repay indebtedness during 2006.

     Based upon the Company's expectations for the industries in which its subsidiaries and affiliates operate, and the anticipated demands on the Company's cash resources as discussed herein (including debt refinancing expectations), the Company expects to have sufficient liquidity to meet its short-term obligations (defined as the twelve-month period ending March 31, 2007) and its long-term obligations (defined as the five-year period ending
December 31, 2010, the time period for which the Company generally does long-term budgeting), including operations, capital expenditures, debt service current dividend policy and repurchases of its common stock. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

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

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, equity in earnings of affiliates will generally differ from the amount of distributions received from such affiliates, and equity in losses of affiliates does not necessarily result in current cash outlays paid to such affiliates. The amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to currently pay for such benefits. Also, proceeds from the disposal of marketable securities classified as trading securities are reported as a component of cash flows from operating activities, and such proceeds will generally differ from the amount of the related gain or loss on disposal.

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

     Cash flows from operating activities changed from a use of cash of $10.5 million in the first quarter of 2005 to a use of cash of $14.4 million in the first quarter of 2006. This $3.9 million net decrease is due primarily to the net effects of (i) lower net income of $1.9 million, (ii) lower net securities transaction gains of $14.4 million, (iii) a lower provision for deferred income taxes of $8.1 million, (iv) lower minority interest of $2.7 million, (v) higher equity in earnings of TIMET of $5.3 million, (vi) higher net cash contributions to the TiO2 manufacturing joint venture of $1.9 million and (vii) $9.9 million higher net cash provided related to relative changes in asset and liabilities (principally accounts receivable, inventories, payables and accruals and accounts with affiliates).

     Kronos' average days sales outstanding ("DSO") increased from 55 days at December 31, 2005 to 68 days at March 31, 2006 due to the timing of collection on the higher accounts receivable balance at the end of March. CompX's average DSO increased from 40 days to 44 days, also due to the timing of collection on the higher accounts receivable balance at the end of March. Kronos' average days sales in inventory ("DSI") decreased from 102 days at December 31, 2005 to 100 days at March 31, 2006 due to the effects of higher sales volumes. CompX's DSI decreased from 59 days to 57 days due primarily to lower raw material inventories.

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

                                                                                          Three months ended
                                                                                             March 31,
                                                                                         --------------------
                                                                                         2005            2006
                                                                                         ----            ----
                                                                                            (In millions)

Cash provided by (used in) operating activities:
  Kronos                                                                               $ (5.0)         $(17.8)
  CompX                                                                                   1.9             4.0
  Waste Control Specialists                                                              (2.5)            (.7)
  NL Parent                                                                              (4.5)            (.6)
  Tremont                                                                                 (.7)             .3
  Valhi Parent                                                                           13.4            18.6
  Other                                                                                   -               (.2)
  Eliminations                                                                          (13.1)          (18.0)
                                                                                       ------          ------

                                                                                       $(10.5)         $(14.4)
                                                                                       ======          ======


     Investing and financing activities. Approximately 60% of the Company's consolidated capital expenditures in the first quarter of 2006 relate to Kronos, 38% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. During the first quarter of 2006, (i) Valhi purchased shares of Kronos common stock in market transactions for $22.4 million, (ii) NL purchased shares of CompX common stock in market transactions for $404,000, and
(iii) the Company made net purchases of marketable  securities of $483,000.  See
Note 2 to the Condensed Consolidated Financial Statements.

     During the first quarter of 2006, (i) Kronos borrowed an aggregate of $18.3 million under its U.S. bank credit facility and an aggregate of Cdn. $5.0 million ($4.3 million when borrowed) under its Canadian bank credit facility and
(ii) CompX prepaid certain industrial revenue bond indebtedness of $1.5 million. Valhi paid aggregate cash dividends of $12.1 million ($.10 per share) in the first quarter of 2006. Distributions to minority interest in the first quarter of 2006 are primarily comprised of Kronos cash dividends paid to shareholders other than Valhi and NL, and CompX dividends paid to shareholders other than NL. In addition, Valhi purchased approximately 275,000 shares of its common stock in market transactions for an aggregate of $4.9 million, and other cash flows from financing activities relate primarily to proceeds from the issuance of NL and Valhi common stock issued upon exercise of stock options.

     At March 31, 2006, unused credit available under existing credit facilities approximated $272.7 million, which was comprised of: CompX - $50.0 million under its revolving credit facility; Kronos - $94.0 million under its European credit facility, $15.0 million under its U.S. credit facility, $11.0 million under its Canadian credit facility and $4.0 million under other non-U.S. facilities; and Valhi - $98.7 million under its revolving bank credit facility.

     Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. See Note 9 to the Condensed Consolidated Financial Statements.

     Off-balance sheet financing arrangements. Other than the operating leases discussed in the 2005 Annual Report, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - Kronos

     At March 31, 2006, Kronos had cash, cash equivalents and marketable debt securities of $65.2 million, including restricted balances of $3.6 million, and Kronos had approximately $124 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At March 31, 2006, Kronos' outstanding debt was comprised primarily of $455.6 million related to KII's 8.875% Senior Secured Notes, $29.8 million outstanding under Kronos' U.S. revolving credit facility and approximately $4.3 million related to is Canadian bank credit facility. In April 2006, KII called all of its 8.875% Senior Secured Notes due 2009 for redemption, which redemption was funded by KII's issue of 6.5% Senior Secured Notes due 2013 issued in April 2006. See Note 9 to the Condensed Consolidated Financial Statements.

     See Note 11 to the Condensed Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 13 to the Condensed Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     KII's assets consist primarily of investments in its operating subsidiaries, and its ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of its subsidiaries have guaranteed the Senior Secured Notes due 2009 (or the new issue of Senior Secured Notes due 2013 issued in April 2006), although KII has pledged 65% of the common stock or other ownership interest of certain of its first-tier operating subsidiaries as collateral of such Senior Secured Notes.

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


NL Industries

     At March 31, 2006, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $52.8 million, including restricted balances of $13.2 million.

     See Note 11 to the Condensed Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 13 to the Condensed Consolidated Financial Statements and Part II, Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 13 to the Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to
(i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

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

Waste management - Waste Control Specialists

     At March 31, 2006, Waste Control Specialists' indebtedness consisted principally of $6.9 million of borrowings owed to a wholly-owned subsidiary of Valhi (December 31, 2005 intercompany indebtedness - $4.6 million). During the first quarter of 2006, this subsidiary of Valhi loaned an additional net $2.3 million to Waste Control Specialists, which were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's Condensed Consolidated Financial Statements. Waste Control Specialists will likely borrow additional amounts during the remainder of 2006 from such Valhi subsidiary under the terms of its revolving credit facility that has a maturity date of March 2007 and provides for an aggregate line of credit of up to $19.0 million as of March 31, 2006.

TIMET

     At March 31, 2006, TIMET had $176 million of borrowing availability under its various U.S. and European credit agreements.

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

     See Note 13 to the Condensed Consolidated Financial Statements for certain legal proceedings, environmental matters and other contingencies associated with TIMET. While TIMET currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on TIMET's consolidated financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on TIMET's consolidated results of operations or cash flows in a particular period.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past, or in light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase or redeem of shares of capital stock or debt securities, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Tremont LLC

     See Note 13 to the Condensed Consolidated Financial Statements for certain legal proceedings and environmental matters with respect to Tremont.

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. Based on the 28.9 million shares of Kronos held by Valhi at March 31, 2006 and Kronos' current quarterly dividend rate of $.25 per share, Valhi would receive aggregate annual dividends from Kronos of $28.9 million. NL, which paid its 2004 regular quarterly dividends of $.20 per share in the form of shares of Kronos common stock, increased its regular quarterly dividend in the first quarter of 2005 to $.25 per share, which also was in the form of shares of Kronos common stock. In the second, third and fourth quarters of 2005, NL paid its regular quarterly dividend in the form of cash. NL's dividend for the first quarter of 2006 was $.125 per share, also paid in cash. Assuming NL paid its regular quarterly dividends in the form of cash, and based on the 40.4 million shares of NL common stock held by Valhi at March 31, 2006, Valhi would receive aggregate annual dividends from NL of $20.2 million at such $.125 per share quarterly dividend rate. The Company does not currently expect to receive any distributions from Waste Control Specialists or TIMET during 2006. CompX dividends are paid to NL.

     Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi generally does not guarantee any indebtedness or other obligations of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements, to satisfy their liabilities or otherwise, Valhi parent company's ability to service its liabilities or to pay dividends on its common stock could be adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividends or selling interests in subsidiaries or other assets. If we were required to liquidate any of such assets in order to generate funds to satisfy our liabilities, we may be required to sell such assets at a time or times at which we would not be able to realize what we believe to be the actual value of such assets.

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

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. During the first quarter of 2006, the Company purchased 275,000 shares of its common stock under the repurchase program in market transactions for an aggregate of $4.9 million. See Note 17 to the Condensed Consolidated Financial Statements.

     At March 31, 2006, Valhi had $96.2 million of parent level cash and cash equivalents and had no amounts outstanding under its revolving bank credit agreement. In addition, Valhi had $98.7 million of borrowing availability under its revolving bank credit facility.

     The terms of The Amalgamated Sugar Company LLC Company Agreement provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which such distributions are received by the Company, although such distributions may in certain cases be paid on the fist business day of the following month. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2006, Valhi currently expects that distributions received from the LLC in 2006 will exceed its debt service requirements under its $250 million loans from Snake River Sugar Company.

     The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2012, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company, if any. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River. Redemption of the Company's interest in the LLC would result in the Company reporting income related to the disposition of its LLC interest for income tax purposes, although the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest was redeemed. However, because of Snake River's ability to call its $250 million loans to Valhi upon redemption of the Company's interest in the LLC, the net cash proceeds (after repayment of the debt) generated by the redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

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

Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results of operations as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors:

     o The Company discloses percentage changes in Kronos' average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average TiO2 selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average TiO2 selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to the 2005 Annual Report for a discussion of the market risks associated with changes in foreign currency exchange rates, interest rates and security prices that affect the Company. There have been no material changes in such market risks since the Company filed the 2005 Annual Report.

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2006, Kronos held a series of contracts, with expiration dates ranging from April to September 2006, to exchange an aggregate of U.S. $25.5 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.16 to Cdn. $1.17 per U.S. dollar. At March 31, 2006, the actual exchange rate was Cdn. $1.17 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2006 is insignificant.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2006, CompX held a series of contracts maturing through June 2006 to exchange an aggregate of U.S. $5.2 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.16 per U.S. dollar. At March 31, 2006, the actual exchange rate was Cdn. $1.17 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2006 is insignificant.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's President and Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President and Chief Financial Officer, have evaluated the design and operations effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

     Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company,
     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's Condensed Consolidated Financial Statements.

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to the Company's equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to Note 13 to the Condensed Consolidated Financial Statements and to the 2005 Annual Report for descriptions of certain legal proceedings.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In April 2006, NL filed a post-trial motion to dismiss, motion for new trial and motion for judgment notwithstanding the verdict.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In March 2006, defendants filed a conditional cross-appeal, asserting that there is no final judgment to be reviewed because the trial court's severance was improper.

     County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). In March 2006, defendants filed a petition for rehearing with the appellate court. In April 2006, the defendants filed a petition for review with the California Supreme Court.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). In March 2006, the court denied the defendants' motion to dismiss and set a trial date of January 2007.

     Hess, et. al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799). NL has denied all allegations of liability.

     In April 2006, NL and the U.S. EPA entered into an administrative order on consent to perform an additional removal action with respect to ponds located within a residential area at the site of a formerly owned lead smelting facility located in Collinsville, Illinois.

     Brown et. al. v. NL Industries, Inc. et. al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In February 2006, NL removed the case to federal court.

Item 1A. Risk Factors.

     Reference is made to the 2005 Annual Report for a discussion of risk factors related to the Company's businesses. There have been no material changes in such risk factors since the Company filed the 2005 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 17 to the Condensed Consolidated Financial Statements.

     The following table discloses certain information regarding shares of Valhi common stock purchased by Valhi during the first quarter of 2006. All of such purchases were made under the repurchase program discussed above, and all of such purchases were made in open market transactions.


                                                                                                   Maximum number of
                                                   Average             Total number of            sharres that may yet
                                   Total          price paid          shares purchased             be purchased under
                                 number of         per share            as part of a                 the publicly-
                                  shares           including         publicly-announced            announced plan at
           Period                purchased        commissions                plan                     end of period
           ------                ---------        -----------        ------------------            ------------------


January 1, 2006
 to January 31,
 2006                                40,500         $18.33                      40,500                     1,447,200

February 1, 2006
 to February 28,
 2006                                80,500          18.18                      80,500                     1,366,700

March 1, 2006
 to March 31,
 2006                               153,700          17.54                     153,700                     1,213,000
                                    -------                                    -------

                                    274,700                                    274,700
                                    =======                                    =======

Item 6. Exhibits.

               31.1   -    Certification

               31.2   -    Certification

               32.1   -    Certification.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VALHI, INC.
                                         (Registrant)



Date   May 8, 2006            By /s/ Bobby D. O'Brien
     ---------------             ------------------------------
                                 Bobby D. O'Brien
                                 Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer)



Date   May 8, 2006            By /s/ Gregory M. Swalwell
     --------------              ------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)