Form 10-Q
period 2006-06-30
VALHI INC /DE/
filed 2006-08-07
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended   June 30, 2006           Commission file number 1-5467
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

Number of shares of the Registrant's  common stock outstanding on July 31, 2006:
115,477,878.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Condensed Consolidated Balance Sheets -
            December 31, 2005;
             June 30, 2006 (unaudited)                                         3

           Condensed Consolidated Statements of Income - Three months and six months ended June 30, 2005 and 2006
            (unaudited)                                                        5

           Condensed Consolidated Statements of Comprehensive Income - Six
            months ended June 30, 2005 and 2006
             (unaudited)                                                       6

           Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 2005 and 2006
             (unaudited)                                                       7

           Condensed Consolidated Statement of Stockholders' Equity -
            Six months ended June 30, 2006
            (unaudited)                                                        9

           Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                       10

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                              26

  Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                       48

  Item 4.  Controls and Procedures                                            48

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                 50

  Item 1A. Risk Factors.                                                      51

  Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds; Share Repurchases                                51

  Item 4.  Submission of Matters to a Vote of Security Holders                51

  Item 6.  Exhibits.                                                          52


Items 3 and 5 of Part II are omitted because there is no information to report.

                          VALHI, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                            December 31,          June 30,
                                                                                    2005               2006
                                                                                  ----------          ----------
                                                                                                   (unaudited)

 Current assets:
   Cash and cash equivalents                                                      $  274,963          $  188,733
   Restricted cash equivalents                                                         6,007               7,327
   Marketable securities                                                              11,755              11,070
   Accounts and other receivables, net                                               218,766             279,999
   Refundable income taxes                                                             1,489               3,727
   Receivable from affiliates                                                             34                   7
   Inventories, net                                                                  283,157             280,192
   Prepaid expenses                                                                    9,981               8,639
   Deferred income taxes                                                              10,502               9,354
                                                                                  ----------          ----------

       Total current assets                                                          816,654             789,048
                                                                                  ----------          ----------

 Other assets:
   Marketable securities:
     The Amalgamated Sugar Company LLC                                               250,000             250,000
     Other                                                                             8,705              10,303
   Investment in affiliates                                                          270,632             332,466
   Unrecognized net pension obligations                                               11,916              12,534
   Prepaid pension costs                                                               3,529               4,704
   Goodwill                                                                          361,783             384,196
   Other intangible assets                                                             3,432               4,423
   Deferred income taxes                                                             213,726             228,003
   Other                                                                              61,639              69,730
                                                                                  ----------          ----------

       Total other assets                                                          1,185,362           1,296,359
                                                                                  ----------          ----------

 Property and equipment:
   Land                                                                               37,876              40,485
   Buildings                                                                         220,110             233,867
   Equipment                                                                         827,690             882,028
   Mining properties                                                                  19,969              22,563
   Construction in progress                                                           15,771              17,673
                                                                                  ----------          ----------
                                                                                   1,121,416           1,196,616
   Less accumulated depreciation                                                     545,055             608,990
                                                                                  ----------          ----------

       Net property and equipment                                                    576,361             587,626
                                                                                  ----------          ----------

       Total assets                                                               $2,578,377          $2,673,033
                                                                                  ==========          ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                         December 31,         June 30,
                                                                                    2005                2006
                                                                                  ----------         -----------
                                                                                                   (unaudited)

 Current liabilities:
   Current maturities of long-term debt                                           $    1,615          $    1,429
   Accounts payable                                                                  105,650              93,119
   Accrued liabilities                                                               129,429             132,969
   Payable to affiliates                                                              13,754              15,685
   Income taxes                                                                       24,680               6,757
   Deferred income taxes                                                               4,313                 877
                                                                                  ----------          ----------

       Total current liabilities                                                     279,441             250,836
                                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    715,820             789,904
   Accrued pension costs                                                             140,742             138,279
   Accrued OPEB costs                                                                 32,279              30,732
   Accrued environmental costs                                                        49,161              49,591
   Deferred income taxes                                                             400,964             430,675
   Other                                                                              39,328              39,694
                                                                                  ----------          ----------

       Total noncurrent liabilities                                                1,378,294           1,478,875
                                                                                  ----------          ----------

 Minority interest                                                                   125,049             121,811
                                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                                        1,207               1,203
   Additional paid-in capital                                                        108,810             108,590
   Retained earnings                                                                 786,268             793,556
   Accumulated other comprehensive income:
     Marketable securities                                                             4,194               4,675
     Currency translation                                                             11,157              29,530
     Pension liabilities                                                             (78,101)            (78,101)
   Treasury stock                                                                    (37,942)            (37,942)
                                                                                  ----------          ----------

       Total stockholders' equity                                                    795,593             821,511
                                                                                  ----------          ----------

       Total liabilities, minority interest and
        stockholders' equity                                                      $2,578,377          $2,673,033
                                                                                  ==========          ==========



Commitments and contingencies (Notes 12 and 15)


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                               Three months ended              Six months ended
                                                                     June 30,                      June 30,
                                                              --------------------            -------------------
                                                              2005            2006            2005           2006
                                                              ----            ----            ----           ----
                                                                                  (unaudited)
 Revenues and other income:
   Net sales                                              $359,444        $399,552       $700,691        $753,872
   Other income, net                                        19,408          10,303         46,045          23,143
   Equity in earnings of:
     Titanium Metals Corporation
      ("TIMET")                                             15,790          20,339         32,591          42,474
     Other                                                    (291)           (238)          (179)         (1,969)
                                                          --------        --------       --------        --------

     Total revenue and other income                        394,351         429,956        779,148         817,520
                                                          --------        --------       --------        --------

 Costs and expenses:
   Cost of sales                                           259,903         308,486        511,885         581,048
   Selling, general and administrative                      54,192          59,837        108,623         113,929
   Loss on prepayment of debt                                 -             22,311           -             22,311
   Interest                                                 17,777          19,176         35,656          35,979
                                                          --------        --------       --------        --------

       Total costs and expenses                            331,872         409,810        656,164         753,267
                                                          --------        --------       --------        --------

     Income before income taxes                             62,479          20,146        122,984          64,253

 Provision for income taxes (benefit)                       29,376            (561)        59,322          18,052

 Minority interest in after-tax earnings                     4,800           2,315         10,297           4,945
                                                          --------        --------       --------        --------

     Income from continuing operations                      28,303          18,392         53,365          41,256

 Discontinued operations, net of tax                          -               (147)          (272)           (147)
                                                          --------        --------       --------        --------

     Net income                                           $ 28,303        $ 18,245       $ 53,093        $ 41,109
                                                          ========        ========       ========        ========
 Basic earnings per share:
   Income from continuing operations                      $    .24        $    .16       $    .45        $    .35
   Discontinued operations                                    -               -              -               -
                                                          --------        --------       --------        --------

     Net income                                           $    .24        $    .16       $    .45        $    .35
                                                          ========        ========       ========        ========
 Diluted earnings per share:
   Income from continuing operations                      $    .24        $    .16       $    .44        $    .35
   Discontinued operations                                    -               -              -               -
                                                          --------        --------       --------        --------

     Net income                                           $    .24        $    .16       $    .44        $    .35
                                                          ========        ========       ========        ========

 Cash dividends per share                                 $    .10        $    .10       $    .20        $    .20
                                                          ========        ========       ========        ========

 Shares used in the calculation of per share amounts:
   Basic earnings per common share                         118,027         116,395        119,125         116,531
   Dilutive impact of outstanding
    stock options                                              382             396            366             381
                                                          --------        --------       --------        --------

   Diluted earnings per share                              118,409         116,791        119,491         116,912
                                                          ========        ========       ========        ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)




                                                                                      2005              2006
                                                                                      ----              ----
                                                                                           (unaudited)

 Net income                                                                            $53,093           $41,109
                                                                                       -------           -------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                       (166)              481

   Currency translation adjustment                                                      (2,794)           18,373
                                                                                       -------           -------

     Total other comprehensive income (loss), net                                       (2,960)           18,854
                                                                                       -------           -------

       Comprehensive income                                                            $50,133           $59,963
                                                                                       =======           =======








     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)

                                                                                               2005           2006
                                                                                               ----           ----
                                                                                                 (unaudited)
 Cash flows from operating activities:
   Net income                                                                                $ 53,093       $ 41,109
   Depreciation and amortization                                                               37,725         37,063
   Goodwill impairment                                                                            864              -
   Securities transactions, net                                                               (20,205)          (209)
   Loss on prepayment of debt                                                                       -         22,311
   Call premium paid on Senior Secured Notes                                                        -        (20,898)
   Benefit plan expense less then cash funding:
     Defined benefit pension expense                                                           (3,079)        (2,456)
     Other postretirement benefit expense                                                      (1,651)        (1,738)
   Deferred income taxes:
     Continuing operations                                                                     19,665         10,784
     Discontinued operations                                                                     (334)          (175)
   Minority interest:
     Continuing operations                                                                     10,297          4,945
     Discontinued operations                                                                     (205)          (178)
   Other, net                                                                                    (146)         1,384
   Equity in:
     TIMET                                                                                    (32,591)       (42,474)
     Other                                                                                        179          1,969
   Net distributions from (contributions to):
     Manufacturing joint venture                                                                  650           (250)
     Other                                                                                        109            339
   Change in assets and liabilities:
     Accounts and other receivables, net                                                      (54,223)       (50,562)
     Inventories, net                                                                         (19,572)        18,584
     Accounts payable and accrued liabilities                                                 (15,622)       (18,859)
     Accounts with affiliates                                                                   5,832          3,764
     Income taxes                                                                              (1,535)       (22,491)
     Other, net                                                                                (5,968)         3,008
                                                                                             --------       --------

         Net cash used in operating activities                                                (26,717)       (15,030)
                                                                                             --------       --------

 Cash flows from investing activities:
   Capital expenditures                                                                       (25,444)       (19,168)
   Purchases of:
     Kronos common stock                                                                       (3,264)       (25,213)
     TIMET common stock                                                                       (17,972)       (17,028)
     CompX common stock                                                                          (572)        (1,834)
     Business unit, net of cash acquired                                                            -         (9,832)
     Marketable securities                                                                    (16,638)       (16,904)
   Capitalized permit costs                                                                    (1,508)        (3,737)
   Proceeds from disposal of:
     Business unit                                                                             18,094              -
     Kronos common stock                                                                       19,176              -
     Marketable securities                                                                      6,012         15,753
     Interest in Norwegian smelting operation                                                   3,542              -
   Cash of disposed business unit                                                              (4,006)             -
   Loans to affiliate, net                                                                      6,929              -
   Change in restricted cash equivalents, net                                                   3,623         (1,108)
   Other, net                                                                                     531          1,872
                                                                                             --------       --------

         Net cash used in investing activities                                                (11,497)       (77,199)
                                                                                             --------       --------

                          VALHI, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)



                                                                                      2005              2006
                                                                                      ----              ----
                                                                                           (unaudited)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                      $      78         $ 649,159
     Principal payments                                                                (13,134)         (597,788)
     Deferred financing costs paid                                                         (28)           (8,894)
   Valhi dividends paid                                                                (24,621)          (24,110)
   Distributions to minority interest                                                   (5,007)           (4,456)
   Treasury stock acquired                                                             (41,822)          (10,173)
   NL common stock issued                                                                2,693                 9
   Issuance of Valhi common stock and other, net                                         1,435               291
                                                                                     ---------         ---------

       Net cash provided by (used in) financing
        Activities                                                                     (80,406)            4,038
                                                                                     ---------         ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                      (118,620)          (88,191)
   Currency translation                                                                 (1,020)            1,961
 Cash and equivalents at beginning of period                                           267,829           274,963
                                                                                     ---------         ---------

 Cash and equivalents at end of period                                               $ 148,189         $ 188,733
                                                                                     =========         =========


 Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                            $  35,559         $  28,143
     Income taxes, net                                                                  36,885            28,125

   Noncash investing activities:
     Note receivable received upon disposal of
      business unit                                                                  $   4,179         $    -

     Inventories received as partial consideration for
      disposal of interest in Norwegian smelting
      operation                                                                      $   1,897            $    -








     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2006

                                 (In thousands)


                                                                  Accumulated other comprehensive income
                                           Additional              ------------------------------------                Total
                                Common       paid-in     Retained  Marketable   Currency      Pension     Treasury  stockholders'
                                stock        capital     earnings  securities  translation  liabilities     stock      equity
                                -----        ------      --------  ----------  -----------  -----------     -----      ------
                                                                                (unaudited)

Balance at December 31, 2005    $1,207      $108,810     $786,268      $4,194     $11,157    $(78,101)     $(37,942)    $795,593

Net income                           -             -       41,109           -           -        -                -       41,109

Dividends                            -             -      (24,110)          -           -        -                -      (24,110)

Other comprehensive income, net   -             -            -            481      18,373           -          -          18,854

Treasury stock:
  Acquired                        -             -            -           -           -           -          (10,173)     (10,173)
  Retired                           (5)         (457)      (9,711)          -           -           -        10,173            -

Other, net                           1           237         -           -           -           -             -             238
                                ------      --------     --------     -------     -------    --------      --------     --------

Balance at June 30, 2006        $1,203      $108,590     $793,556     $ 4,675     $29,530    $(78,101)     $(37,942)    $821,511
                                ======      ========     ========     =======     =======    ========      ========     ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

                                   (unaudited)

Note 1 -       Organization and basis of presentation:

     Organization - We are majority owned by Contran Corporation, which directly or through its subsidiaries owns approximately 92% of our outstanding common stock at June 30, 2006. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

     Basis of Presentation - Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC ("WCS"). We also own a non-controlling interest in Titanium Metals Corporation ("TIMET") that we account for by the equity method. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC").

     The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the SEC on March 24, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report.

     Unless otherwise indicated, references in this report to "we", "us" or "our" refer to Valhi, Inc and its subsidiaries, taken as a whole.

Note 2 -       Business segment information:

                                                                Our
                                                          % ownership at
  Business segment                Entity                   June 30, 2006

  Chemicals             Kronos                                  95%
  Component products    CompX                                   70%
  Waste management      WCS                                    100%
  Titanium metals       TIMET                                   35%

     Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL. We own 83% of NL. During the first six months of 2006, we purchased approximately 926,000 shares of Kronos common stock in market transactions for an aggregate purchase price of $25.2 million. We accounted for this purchase as a step acquisition under the purchase method of accounting.

     Our ownership of CompX is primarily through CompX Group, Inc, a majority-owned subsidiary of NL. NL owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset is 83% of the outstanding common stock of CompX. NL also owns an additional 2% of CompX directly. During the first six months of 2006, NL purchased approximately 117,000 shares of CompX common stock in market transactions for an aggregate purchase price of $1.8 million. NL accounted for this purchase as a step acquisition under the purchase method of accounting.

     We own 31% of TIMET through a wholly-owned subsidiary, and we directly own an additional 4% of TIMET. During the first six months of 2006, we purchased approximately 543,000 shares of TIMET common stock for an aggregate purchase price of $17.0 million. TIMET owns an additional 3% of CompX, .5% of NL and less than .1% of Kronos. Because we do not consolidate TIMET, the shares of CompX Group, CompX, NL and Kronos held by TIMET are not considered as being owned by us for financial reporting purposes.

                                                                Three months ended            Six months ended
                                                                       June 30,                    June 30,
                                                                 2005         2006          2005           2006
                                                                 ----         ----          ----           ----
                                                                                  (In millions)

 Net sales:
   Chemicals                                                   $311.7       $345.1        $603.6         $649.4
   Component products                                            45.8         50.2          92.6           97.2
   Waste management                                               2.0          4.3           4.5            7.3
                                                               ------       ------        ------         ------

     Total net sales                                           $359.5       $399.6        $700.7         $753.9
                                                               ======       ======        ======         ======

 Cost of goods sold:
   Chemicals                                                   $220.8       $266.8        $432.4         $499.9
   Component products                                            35.2         37.8          71.8           73.2
   Waste management                                               3.9          3.8           7.7            7.9
                                                               ------       ------        ------         ------

                                                               $259.9       $308.4        $511.9         $581.0
                                                               ======       ======        ======         ======
 Gross margin*:
   Chemicals                                                   $ 90.9       $ 78.3        $171.2         $149.5
   Component products                                            10.6         12.4          20.8           24.0
   Waste management                                              (1.9)          .5          (3.2)           (.6)
                                                               ------       ------        ------         ------

                                                               $ 99.6       $ 91.2        $188.8         $172.9
                                                               ======       ======        ======         ======

 Operating income:
   Chemicals                                                   $ 55.1       $ 34.3        $ 98.7         $ 66.5
   Component products                                             4.8          5.7           8.9           10.8
   Waste management                                              (3.5)        (1.1)         (6.3)          (3.7)
                                                               ------       ------        ------         ------

     Total operating income                                      56.4         38.9         101.3           73.6

 Equity in:
   TIMET                                                         15.8         20.4          32.6           42.5
   Other                                                          (.3)         (.3)          (.2)          (2.0)

 General corporate items:
   Interest and dividend income                                   9.3         10.6          19.5           20.4
   Securities transaction gains, net                              5.6          -            20.2             .2
   Insurance recoveries                                           1.2           .6           1.2            2.8
   General expenses, net                                         (7.7)        (8.6)        (15.9)         (15.0)
   Loss on prepayment of debt                                     -          (22.3)          -            (22.3)
 Interest expense                                               (17.8)       (19.2)        (35.7)         (36.0)
                                                               ------       ------        ------         ------

     Income before income taxes                                $ 62.5       $ 20.1        $123.0         $ 64.2
                                                               ======       ======        ======         ======

*Sales less cost of goods sold.

     In April 2006, CompX completed an acquisition of a Marine component products business for aggregate cash consideration of $9.8 million, net of cash acquired. We completed this acquisition to expand the Marine component products business unit of CompX. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements starting in April 2006. The purchase price has been allocated among the tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to us, assuming this immaterial acquisition had been completed as of January 1, 2005, is not material.

     Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.

Note 3 - Accounts and other receivables, net:

                                                                                December 31,          June 30,
                                                                                   2005                 2006
                                                                                  --------            --------
                                                                                       (In thousands)

 Accounts receivable                                                              $211,156            $279,965
 Notes receivable                                                                    4,267               3,221
 Accrued interest and dividends receivable                                           6,158                  82
 Allowance for doubtful accounts                                                    (2,815)             (3,269)
                                                                                  --------            --------

       Total                                                                      $218,766            $279,999
                                                                                  ========            ========


Note 4 -       Inventories, net:

                                                                                December 31,          June 30,
                                                                                    2005                2006
                                                                                  --------           ---------
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 52,343            $ 46,769
   Component products                                                                7,022               8,363
                                                                                  --------            --------

       Total raw materials                                                          59,365              55,132
                                                                                  --------            --------

 In-process products:
   Chemicals                                                                        17,959              16,871
   Component products                                                                9,898               9,642
                                                                                  --------            --------

       Total in-process products                                                    27,857              26,513
                                                                                  --------            --------

 Finished products:
   Chemicals                                                                       150,675             146,709
   Component products                                                                5,542               5,401
                                                                                  --------            --------

       Total finished products                                                     156,217             152,110
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     39,718              46,437
                                                                                  --------            --------

       Total                                                                      $283,157            $280,192
                                                                                  ========            ========

Note 5 - Other assets:

                                                                                December 31,          June 30,
                                                                                    2005                2006
                                                                                  ---------           ---------
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                  $138,677            $202,567
     Preferred stock                                                                    183                 183
                                                                                   --------            --------
                                                                                    138,860             202,750

   TiO2 manufacturing joint venture                                                 115,308             115,558
   Other                                                                             16,464              14,158
                                                                                   --------            --------

       Total                                                                       $270,632            $332,466
                                                                                   ========            ========


 Other noncurrent assets:
   IBNR receivables                                                                $ 16,735            $ 16,922
   Waste disposal site operating permits, net                                        14,133              17,641
   Deferred financing costs                                                           8,278               9,534
   Loans and other receivables                                                        2,502               2,990
   Restricted cash equivalents                                                          382                 393
   Other                                                                             19,609              22,250
                                                                                   --------            --------

       Total                                                                       $ 61,639            $ 69,730
                                                                                   ========            ========


     At June 30, 2006, we held 56.5 million shares of TIMET with a quoted market price of $34.38 per share, or an aggregate market value of $1.9 billion. The
56.5 million shares of TIMET we held reflect the effects of 2:1 stock splits TIMET implemented in each of February and May 2006.

     Certain selected financial information of TIMET is summarized below:

                                                                             December 31,          June 30,
                                                                                2005                2006
                                                                             ----------            ----------
                                                                                        (In millions)


  Current assets                                                               $550.3               $  662.4
  Property and equipment                                                        253.0                  276.4
  Marketable securities                                                          46.5                   50.8
  Investment in joint ventures                                                   26.0                   32.6
  Other noncurrent assets                                                        31.5                   34.1
                                                                               ------               --------

      Total assets                                                             $907.3               $1,056.3
                                                                               ======               ========


  Current liabilities                                                          $166.9               $  166.7
  Accrued pension and post retirement benefits                                   74.0                   79.3
  Long-term debt                                                                 51.4                   48.4
  Other non current liabilities                                                  39.3                   34.5
  Minority interest                                                              13.5                   16.2
  Stockholders' equity                                                          562.2                  711.2
                                                                               ------               --------

      Total liabilities and stockholders' equity                               $907.3               $1,056.3
                                                                               ======               ========

                                                                          Three months ended            Six months ended
                                                                                 June 30,                    June 30,
                                                                          ------------------          -------------------
                                                                          2005          2006          2005           2006
                                                                          ----          ----          ----           ----
                                                                                            (In millions)

 Net sales                                                               $183.7       $300.9        $339.0         $587.8
 Cost of sales                                                            135.8        194.6         262.2          373.2
 Operating income                                                          36.9         93.5          56.3          188.7
 Net income attributable to common stockholders                            33.6         54.3          71.7          111.1

Note 6 -       Accrued liabilities:

                                                                              December 31,          June 30,
                                                                                  2005                 2006
                                                                                       (In thousands)

 Current:
   Employee benefits                                                               $ 48,341            $ 42,446
   Environmental costs                                                               16,565              14,209
   Deferred income                                                                    5,101               2,588
   Interest                                                                           1,067               7,729
   Other                                                                             58,355              65,997
                                                                                   --------            --------

       Total                                                                       $129,429            $132,969
                                                                                   ========            ========

 Noncurrent:
   Insurance claims and expenses                                                   $ 24,257            $ 22,685
   Employee benefits                                                                  4,998               6,457
   Asset retirement obligations                                                       1,381               1,507
   Deferred income                                                                      573                 525
   Other                                                                              8,119               8,520
                                                                                   --------            --------

       Total                                                                       $ 39,328            $ 39,694
                                                                                   ========            ========


Note 7 - Long-term debt:

                                                                                December 31,          June 30,
                                                                                   2005                 2006
                                                                                   -------            ---------
                                                                                       (In thousands)


 Valhi - Snake River Sugar Company                                                 $250,000            $250,000
                                                                                   --------            --------

 Subsidiary debt:
   Kronos International:
     6.5% Senior Secured Notes                                                            -             499,354
     8.875% Senior Secured Notes                                                    449,298                   -
   Kronos U.S. bank credit facility                                                  11,500              32,250
   Kronos Canadian bank credit facility                                                   -               4,453
   Other                                                                              6,637               5,276
                                                                                   --------            --------

       Total subsidiary debt                                                        467,435             541,333
                                                                                   --------            --------

       Total debt                                                                   717,435             791,333

       Less current maturities                                                        1,615               1,429
                                                                                   --------            --------

       Total long-term debt                                                        $715,820            $789,904
                                                                                   ========            ========

     Senior Secured Notes - In May 2006, we redeemed our 8.875% Senior Secured Notes at 104.437%% of their aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We funded the redemption of our 8.875% Notes through our April 2006 issuance of euro 400 million principal amount of 6.5% Senior Secured Notes due in 2013. Our 6.5% Notes were issued at 99.306% of the principal amount ($498.5 when issued). The covenants, restrictions and collateral requirements of the new 6.5% Notes are substantially identical to those of the 8.875% Notes. We recognized a $22.3 million pre-tax interest expense charge in the second quarter of 2006 for the early extinguishment of the 8.875% Senior Secured Notes. The charge includes the call premium and the write-off of deferred financing costs and unamortized premium on the 8.875% Notes.

     Revolving Credit Facilities - During the first six months of 2006, we borrowed a net Cdn. $5.0 million ($4.5 million) under Kronos' Canadian revolving credit facility and a net $20.8 million under Kronos' U.S. bank credit facility. The average interest rates on the outstanding balance under these facilities at June 30, 2006 were 6.75% and 8.25%, respectively.

Note 8 - Employee benefit plans:

     Defined Benefit Plans - The components of net periodic defined benefit pension cost are presented in the table below.

                                                                Three months ended            Six months ended
                                                                       June 30,                    June 30,
                                                                --------------------       -----------------------
                                                                2005          2006          2005           2006
                                                                ----          ----          ----           ----
                                                                                 (In thousands)

 Service cost                                                   $ 1,914       $ 1,991      $  3,901       $  3,835
 Interest cost                                                    5,675         5,941        11,478         11,755
 Expected return on plan assets                                  (5,632)       (6,405)      (11,376)       (12,671)
 Amortization of prior service cost                                 150           114           304            226
 Amortization of net transition
  obligations                                                       135           127           275            250
 Recognized actuarial losses                                      1,126         2,259         2,276          4,431
                                                                -------       -------      --------       --------

       Total                                                    $ 3,368       $ 4,027      $  6,858       $  7,826
                                                                =======       =======      ========       ========


     Postretirement Benefits - The components of net periodic postretirement benefit cost are presented in the table below.


                                                                Three months ended            Six months ended
                                                                       June 30,                    June 30,
                                                                ------------------          -------------------
                                                                2005          2006          2005           2006
                                                                ----          ----          ----           ----
                                                                                 (In thousands)

 Service cost                                                     $  54         $  71        $ 109           $ 142
 Interest cost                                                      483           473          966             946
 Amortization of prior service credit                              (231)          (90)        (463)           (181)
 Recognized actuarial losses (gains)                                (34)           29         (176)             57
                                                                  -----         -----        -----           -----

       Total                                                      $ 272         $ 483        $ 436           $ 964
                                                                  =====         =====        =====           =====

     Plan Assets Invested in Related Parties - The Combined Master Retirement Trust ("CMRT") is a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates, including certain plans we maintain. The CMRT owned 10% of TIMET's outstanding common stock and .1% of our outstanding common stock at June 30, 2006. Because we do not consolidate the CMRT, the shares of TIMET and Valhi owned by the CMRT are not considered as being owned by us for financial reporting purposes.

I         Contributions - We expect our 2006 contributions for our pension and post retirement benefit plans to be consistent with the amount we disclosed in our 2005 Annual Report.

Note 9 - Accounts with affiliates:

                                                                                  December 31,          June 30,
                                                                                     2005                2006
                                                                                    -------            --------
                                                                                       (In thousands)

 Current receivables from affiliates:
   Contran - income taxes, net                                                      $    33             $   -
   Other                                                                                  1                   7
                                                                                    -------             -------

       Total                                                                        $    34             $     7
                                                                                    =======             =======

 Payables to affiliates:
   Louisiana Pigment Company                                                        $ 9,803             $ 9,791
   Contran - trade items                                                              3,940               4,967
   Contran - income taxes, net                                                            -                 899
   Other, net                                                                            11                  28
                                                                                    -------             -------

       Total                                                                        $13,754             $15,685
                                                                                    =======             =======

Note 10 - Stockholders' equity:

     In March 2005,  our board of directors  authorized  the repurchase of up to
5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.

     During the first six months of 2006, we purchased an aggregate of 506,000 shares of our common stock in market transactions for an aggregate of $10.2 million. At June 30, 2006, these 506,000 treasury shares had been cancelled, and the aggregate $10.2 million cost was allocated to common stock at par value, additional paid-in capital and retained earnings in accordance with GAAP. At June 30, 2006, approximately 982,000 shares were available for purchase under the repurchase authorization.

Note 11 - Other income, net:

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      --------------------------
                                                                                      2005                  2006
                                                                                      ----                  ----
                                                                                          (In thousands)

 Securities earnings:
   Dividends and interest                                                              $19,503           $19,547
   Securities transactions, net                                                         20,205               209
                                                                                       -------           -------

       Total securities earnings                                                        39,708            19,756

 Currency transactions, net                                                              3,307            (2,981)
 Insurance recoveries                                                                    1,200             2,817
 Other, net                                                                              1,830             3,551
                                                                                       -------           -------

       Total other income, net                                                         $46,045           $23,143
                                                                                       =======           =======

Note 12 - Provision for income taxes:

                                                                                         Six months ended
                                                                                              June 30,
                                                                                     ------------------------
                                                                                      2005              2006
                                                                                      ----              ----
                                                                                          (In millions)

 Expected tax expense                                                                $43.0            $22.5
 Incremental U.S. tax and rate differences on
  equity in earnings                                                                  11.3              6.9
 Non-U.S. tax rates                                                                    (.3)             (.9)
 Nondeductible expenses                                                                2.1              1.6
 Resolution of prior year income tax issues, net                                        -              (2.0)
 Income tax on distribution of shares of
  Kronos common stock                                                                .7                 -
 Excess of book basis over tax basis of shares of
  Kronos common stock sold                                                             1.5              -
 Contingency reserve adjustment, net                                                    .4             (9.2)
 Canadian tax rate change                                                              -               (1.3)
 U.S. state income taxes, net                                                           .9               .8
 Other, net                                                                            (.3)             (.3)
                                                                                     -----            -----

                                                                                     $59.3            $18.1
                                                                                     =====            =====

 Comprehensive provision for income taxes (benefit) allocated to:
   Income from continuing operations                                                 $59.3            $18.1
   Discontinued operations                                                             (.4)             (.2)
   Other comprehensive income:
     Marketable securities                                                              .3              1.9
     Currency translation                                                             (1.5)             6.1
                                                                                     -----            -----

                                                                                     $57.7            $25.9
                                                                                     =====            =====

     In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and the elimination of the federal surtax. The 2% reduction will be phased in from 2008 to 2010, and the federal surtax will be eliminated in 2008. As a result, during the second quarter of 2006 we recognized a $1.3 million income tax benefit related to the effect of such reduction on our previously-recorded net deferred income tax liability with respect to Kronos' and CompX's operations in Canada.

     Due to the favorable resolution of certain income tax issues related to Kronos' German and Belgian operations during the first six months of 2006, we recognized a $2.0 million income tax benefit ($1 million in the second quarter of 2006) related to adjustments of prior year income taxes.

     Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

     o We previously received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies for Kronos, including related interest, of approximately euro 6 million ($7.2 million at June 30, 2006). The Belgian tax authorities filed a lien on the fixed assets of our Belgian TiO2 operations in connection with their assessment. This lien does not interfere with on-going operations at the facility. We filed a protest to this assessment, and in July 2006 the Belgian tax authorities withdrew the assessment. We expect the lien will be released by the end of 2006.

     o The Norwegian tax authorities previously notified us of their intent to assess tax deficiencies of approximately kroner 12 million ($2.4 million at June 30, 2006) relating to the years 1998 through 2000 for Kronos. We objected to this proposed assessment, and in May 2006 the Norwegian tax authorities withdrew the assessment.

     Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above, we have recognized a $9.2 million income tax benefit in the first six months of 2006 (mostly in the second quarter) related to the total reduction in our income tax contingency reserve. Other income tax examinations related to our operations continue, and we cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 13 - Minority interest:

                                                                             December 31,          June 30,
                                                                                2005                 2006
                                                                              --------              --------
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                              $ 51,177              $ 54,733
   Kronos Worldwide                                                             28,167                21,686
   CompX International                                                          45,630                45,312
   Subsidiary of Kronos                                                             75                    80
                                                                              --------              --------

       Total                                                                  $125,049              $121,811
                                                                              ========              ========

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      ----------------------
                                                                                      2005              2006
                                                                                      ----              ----
                                                                                          (In thousands)

 Minority interest in net earnings - continuing operations:
   NL Industries                                                                    $ 4,898           $1,612
   Kronos Worldwide                                                                   3,877            1,455
   CompX International                                                                1,454            1,873
   Subsidiary of Kronos                                                                   7                5
   Subsidiary of NL                                                                      61              -
                                                                                    -------           ----

       Total                                                                        $10,297           $4,945
                                                                                    =======           ======

Note 14 - Discontinued operations, net of tax:

     Discontinued operations relates to CompX's former Thomas Regout operations in the Netherlands. Prior to December 2004, the Thomas Regout European operations were classified as held for use. A formal plan of disposal adopted by CompX's board of directors in December 2004 resulted in the reclassification of the operations to held for sale. Based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed, we determined that the goodwill associated with the assets held for sale was partially impaired. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, when we classified it as held for sale, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). In January 2005, we completed the sale of Thomas Regout for net proceeds that were approximately $864,000 less than previously estimated (primarily due to higher expenses associated with the sale). These additional expenses reflect a refinement of our previous estimate of the realizable value of the Thomas Regout operations and accordingly we recognized a further impairment of goodwill. As a result, discontinued operations for the first six months of 2005 includes a charge for the additional expenses ($272,000, net of income tax benefit and minority interest). Discontinued operations in 2006 represents an expense of $500,000 ($147,000, net of income tax benefit and minority interest) for our change in estimate of certain indemnification obligations we had to the purchaser of the Thomas Regout operations.

Note 15 - Commitments and contingencies:

Lead pigment litigation - NL

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association (which discontinued business operations prior to 2005) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or plaintiffs. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injuries allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against NL in the future.

     We believe these actions are without merit, and intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments against us been entered. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. We cannot reasonably estimate liability, if any, that may result. We cannot assure you that we will not incur liability in the future as a result of pending litigation due to the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If future liabilities are incurred, it could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

     In one of these lead pigment cases (State of Rhode Island v. Lead Industries Association), a trial before a Rhode Island state court jury began in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. In October 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In November 2005, the State of Rhode Island began a retrial of the case on the State's claims of public nuisance, indemnity and unjust enrichment. Following the State's presentation of its case, the trial court dismissed the State's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that NL and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that NL and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the State's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of the abatement remedy are not currently known, and will be determined only following additional preceedings before the trial court. Various matters remain pending before the trial court, including NL's motion to dismiss. We intend to appeal any adverse judgment which the trial court may enter against us.

     The Rhode Island case is unique because this is the first time that an adverse verdict in the lead pigment litigation has been entered against NL. NL believes there are a number of meritorious issues which can be appealed in this case; therefore, NL currently believes it is not probable it will ultimately be found liable in this matter. In addition, NL cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation. However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful. Therefore, it is reasonably possible NL could in the near term conclude it is probable NL has incurred some liability in this Rhode Island matter that would result in recognizing a loss contingency accrual. The potential liability could have a material adverse impact on net income for the interim or annual period during which the liability is recognized, and a material adverse impact on our financial condition and liquidity. Various other cases in which NL is a defendant are also pending in other jurisdictions, and new cases could be filed against NL, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. We cannot currently reasonably estimate the potential impact on our results of operations, financial condition or liquidity related to these matters.

Environmental matters and litigation

     General - Our operations are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and foreign statutes, the resolution of which typically involves the establishment of compliance programs. Future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

     Certain properties and facilities used in our former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, we have been named as a defendant, potentially responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or used, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including:

     o    complexity and differing interpretations of governmental regulations,
     o number of PRPs and their ability or willingness to fund such allocation of costs,
     o financial capabilities of the PRPs and the allocation of costs among them,
     o    solvency of other PRPs,
     o    multiplicity of possible solutions; and
     o    the years of investigatory, remedial and monitoring activity required.

     In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Because we may be jointly and severally liable for the total remediation cost at certain sites, the amount we are ultimately liable for may exceed our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, nor can we assure you that costs will not be incurred for sites where no estimate presently can be made. Further, additional environmental matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

     We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Environmental accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of remediation costs from other parties, if any, when their receipt is deemed probable. At June 30, 2006, there were no receivables for recoveries.

     We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental costs. The timing of payments depends upon a number of factors including the timing of the actual remediation process; this in turn depends on factors outside of our control. At each balance sheet date, we estimate the amount of our accrued environmental costs we will pay within the next 12 months. We classify this estimate as a current liability, and we classify the remaining accrued environmental costs as a noncurrent liability on our Consolidated Balance Sheet.

     Changes in the accrued environmental costs during the first six months of 2006 are as follows:

                                                                                                 Amount
                                                                                             (In thousands)

 Balance at the beginning of the period                                                            $65,726
 Additions charged to expense, net                                                                   1,811
 Payments, net                                                                                      (3,737)
                                                                                                   -------

 Balance at the end of the period                                                                  $63,800
                                                                                                   =======

 Amounts recognized in the balance sheet at the end of the period:
   Current liability                                                                               $14,209
   Noncurrent liability                                                                             49,591
                                                                                                   -------

       Total                                                                                       $63,800

     NL - On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. At June 30, 2006, NL had accrued $52.7 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs for sites for which NL believes it is currently possible to estimate costs is approximately $78 million. NL has not discounted these estimates to present value.

     At June 30, 2006, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether NL actually had any association with the site, or if NL had an association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. NL cannot estimate when enough information will become available to allow it to estimate a range of loss. The timing and availability of information on these sites is dependent on events outside the control of NL, such as when the party alleging liability provides information to NL. On certain previously inactive sites, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs. These costs could be material to us if liability for the costs ultimately were determined against NL.

     Tremont - Prior to 2005, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont had entered into an agreement with Halliburton Energy Services, Inc., another PRP for this site that provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration to determine the final allocation of costs. On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking:

     o    to recover response and remediation costs incurred at the site,
     o a declaration of the parties' liability for response and remediation costs incurred at the site,
     o a declaration of the parties' liability for response and remediation costs to be incurred in the future at the site; and
     o a declaration regarding the obligation of Tremont to indemnify Halliburton and DII for costs and expenses attributable to the site.

     On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site. Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site. Tremont has also agreed with Georgia Pacific to stay the Arkansas litigation pending further developments in the Houston litigation, where the court recently agreed to stay the plaintiffs claims against Tremont and its subsidiaries, and denied Tremont's motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific. Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation. Tremont has $3.3 million accrued at June 30, 2006 which represents the probable and reasonably estimable costs to be incurred through 2008 with respect to the interim remediation measures. Tremont currently expects the nature and extent of any final remediation measures for this site will not be known until 2008. Tremont has not accrued costs for this site for any final remediation measures since no reasonable estimate can currently be made of the cost of any final remediation measures.

     TIMET - At June 30, 2006, TIMET had accrued approximately $2.2 million for environmental cleanup matters, principally related to their facility in Nevada. The upper end of the range of reasonably possible costs related to these matters, including the current accrual, is approximately $4.4 million.

     Other - We have also accrued approximately $7.8 million at June 30, 2006 for other environmental cleanup matters related to us. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

Other litigation

     NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases remain pending, involving a total of approximately 10,600 plaintiffs and their spouses. NL has not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, NL has not been adjudicated liable in any of these matters. Based on information available to NL, including:

     o    facts concerning its historical operations,
     o    the rate of new claims,
     o    the number of claims from which NL has been dismissed; and
     o    NL's prior experience in the defense of these matters

NL believes the range of reasonably possible outcomes of these matters will be consistent with its historical costs (which are not material), and NL does not expect any reasonably possible outcome would involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against its former subsidiaries, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     Murphy, et al. v. NL Industries, Inc., et al. (United States District Court, District of New Jersey, Case No. 2:06-cv-01535-WHW-SDW). In June 2006, the plaintiffs filed an amended complaint. In July 2006, defendants filed motions to disqualify plaintiffs' counsel, compel arbitration, transfer venue to the Northern District of Texas, dismiss the claims against the individual defendants for lack of personal jurisdiction and to dismiss the entire complaint.

     For a discussion of other legal proceedings to which we are a party, refer to the consolidated financial statements included in our 2005 Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

     In addition to the litigation described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not currently expect any additional material insurance coverage for our environmental claims.

     We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations and liquidity beyond the accruals already provided for.

Insurance coverage claims

     For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to the 2005 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Additional information regarding such litigation, or new litigation, is below.

     NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347). In June 2006, the federal court granted our motion to remand the action to Texas state court.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

Note 16 - Recent accounting pronouncements:

     Inventory Costs - Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No.
151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

     Stock Options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. The number of non-vested equity awards issued by us or our subsidiaries as of December 31, 2005 is not material. Prior to the adoption of SFAS No. 123R we accounted for our equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. Our subsidiary NL accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded net compensation income for stock-based employee compensation of approximately $1.4 million and $1.3 million in the second quarter and first six months of 2005, respectively, and we recorded net compensation income of approximately $400,000 in the first six months of 2006. We recorded no compensation income or expense in the second quarter of 2006 for stock-based employee compensation. If we or our subsidiaries grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

     Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes (which for us did not represent a significant amount in the first six months of 2006) to be reflected as a component of cash flows from financing activities in our Consolidated Financial Statements. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Uncertain tax positions - In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. Our current income tax accounting policies comply with this aspect of the new standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Business Overview

     We are primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC. We also own a non-controlling interest in Titanium Metals Corporation ("TIMET"). Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC").

     We have three consolidated operating segments:

     o Chemicals - Our chemicals segment is operated through our majority ownership of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.

     o Component Products - We operate in the component products industry through our majority ownership of CompX. CompX is a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in office furniture, transportation, tool storage and a variety of other industries. CompX has recently entered the performance marine components industry through the acquisition of two performance marine manufacturers.

     o Waste Management - WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste. WCS is in the process of obtaining regulatory authorization to expand its low-level and mixed-level radioactive waste handling capabilities.

     In addition, we account for our 35% non-controlling interest in TIMET by the equity method. TIMET is a leading global producer of titanium sponge, melted products and milled products. Titanium is used for a variety of commercial, aerospace, military, medical and other emerging markets. TIMET is also the only titanium producer with major production facilities in both of the world's principal titanium markets: the U.S. and Europe.

General

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact. Statements in this report including, but not limited to, statements found in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

     o    Future supply and demand for our products,
     o The extent of the dependence of certain of our businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the commercial aerospace industry),
     o The cyclicality of certain of our businesses (such as Kronos' TiO2 operations and TIMET's titanium metals operations),
     o The impact of certain long-term contracts on certain of our businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
     o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
     o Changes in our raw material and other operating costs (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things,
          TiO2),
     o    Competitive products and substitute products,
     o Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o    The introduction of trade barriers,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
     o Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The timing and amounts of insurance recoveries,
     o    Our ability to renew or refinance credit facilities,
     o The extent to which our subsidiaries were to become unable to pay us dividends,
     o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more likely than not" recognition criteria (such as Kronos' ability to utilize its German net operating loss carryforwards),
     o Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations),
     o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
     o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL and Tremont), and
     o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Net Income Overview

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2006 -

         We reported income from continuing operations of $18.3 million, or $.16 per diluted share, in the second quarter of 2006 compared to income of $28.3 million, or $.24 per diluted share, in the second quarter of 2005. Our diluted earnings per share declined from 2005 to 2006 due primarily to the net effects of:

     o    lower chemicals operating income at Kronos in 2006,
     o    higher component products operating income at CompX in 2006,
     o    certain securities transaction gains realized in 2005,
     o    a charge in 2006 from the  redemption  of our  8.875%  Senior  Secured
          Notes,
     o certain income tax benefits and another non-operating income item recognized by TIMET in 2005,
     o    higher operating income for TIMET in 2006, and
     o    certain income tax benefits recognized by Kronos in 2006.


     Our income from continuing operations in 2005 includes (net of income taxes and minority interest): o a gain from the sale of our passive interest in a Norwegian smelting operation of $.02 per diluted share, o income related to TIMET's sale of certain real property adjacent to its Nevada operations of $.02 per diluted share, and o income related to certain income tax benefits recognized by TIMET of $.01 per diluted share.


     Our income from continuing operations in 2006 includes (net of income taxes and minority interest):

     o a charge related to the redemption of our 8.875% Senior Secured Notes of $.09 per diluted share, and
     o an aggregate income tax benefit of $.07 per diluted share associated with Kronos' operations related to the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in Canadian federal income tax rates.

These amounts are more fully discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" or in the 2005 Annual Report.

     We currently believe net income for the full year 2006 will be lower than 2005 primarily due to lower expected chemicals operating income.

     Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2006 -

     We reported income from continuing operations of $41.2 million, or $.35 per diluted share, in the first six months of 2006 compared to income of $53.4 million, or $.44 per diluted share, in the first six months of 2005. Our diluted earnings per share declined from 2005 to 2006 due primarily to the net effects of:

     o    lower chemicals operating income at Kronos in 2006,
     o    higher component products operating income at CompX in 2006,
     o    certain securities transaction gains realized in 2005,
     o    a charge in 2006 from the  redemption  of our  8.875%  Senior  Secured
          Notes,
     o certain income tax benefits and another non-operating income item recognized by TIMET in 2005,
     o    higher operating income for TIMET in 2006, and
     o    certain income tax benefits recognized by Kronos in 2006.

     Our income from continuing operations in 2005 includes (net of income taxes and minority interest): o gains from NL's sales of shares of Kronos common stock of $.05 per diluted share, o a gain from the sale of our passive interest in a Norwegian smelting operation of $.02 per diluted share, o income related to TIMET's sale of certain real property adjacent to its Nevada operations of $.02 per diluted share, and o income related to certain income tax benefits recognized by TIMET of $.08 per diluted share.

     Our income from continuing operations in 2006 includes (net of income taxes and minority interest):

     o a charge related to the redemption of our 8.875% Senior Secured Notes of $.09 per diluted share,
     o an aggregate income tax benefit of $.07 per diluted share associated with Kronos' operations related to the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in Canadian federal income tax rates, and
     o income of $.01 per diluted share related to certain insurance recoveries recognized by NL.

Segment Operating Results - 2005 Compared to 2006 -

Chemicals -

     We consider TiO2 to be a "quality of life" product, with demand affected by gross domestic product (or "GDP") in various regions of the world. Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers' inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.

     The factors having the most impact on our reported operating results are

     o    The level of our TiO2 average selling prices,
     o Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar),
     o    The level of our TiO2 sales and production volumes, and
     o    Manufacturing  costs,   particularly  maintenance  and  energy-related
          expenses.

     The key performance indicators for our Chemicals Segment are our TiO2 average selling prices, and our TiO2 sales and production volumes.

                                                Three months ended June 30,              Six months ended June 30,
                                           ------------------------------------    ----------------------------------
                                             2005          2006       % Change      2005         2006      % Change
                                           --------       ------      ---------    ------       ------     ----------
                                                              (Dollars in millions)

 Net sales                                 $311.7        $345.1        +11%          $603.6     $649.4           +8%
 Cost of sales                              220.8         266.8        +21%           432.4      499.9          +16%
                                           ------        ------                      ------     ------

 Gross margin                              $ 90.9        $ 78.3        -14%          $171.2     $149.5          -13%
                                           ======        ======                      ======     ======

 Operating income                          $ 55.1        $ 34.3        -38%          $ 98.7     $ 66.5          -33%

 Percent of net sales:
   Cost of goods sold                          71%           77%                         72%        77%
   Gross margin                                29%           23%                         28%        23%
   Operating income                            18%           10%                         16%        10%

 Ti02 operating statistics:
   Sales volumes*                             122           139        +14%             237        264          +11%
   Production volumes*                        127           130         +2%             249        257           +3%

 Percent change in net
  sales:
   Product pricing                                                      -1%                                      +1%
   Sales volumes                                                       +14%                                     +11%
   Ti02 product mix                                                     -1%                                      -1%
   Foreign currency exchange rates                                      -1%                                      -3%
                                                                       ---                                      ---

                                                                       +11%                                      +8%

* Thousands of metric tons

     Net sales - Our Chemicals sales increased $33.4 million (11%) in the second quarter of 2006 compared to the second quarter of 2005 due primarily to the net effects of (i) a 14% increase in TiO2 sales volumes, (ii) a 1% decrease in average TiO2 selling prices and (iii) the unfavorable effect of fluctuations in foreign currency exchange rates, which decreased sales by approximately $4 million, or 1%. Chemicals sales increased $45.9 million (8%) in the first six months of 2006 compared to the first six months of 2005 due primarily to an 11% increase in TiO2 sales volumes, somewhat offset by the unfavorable effect of changes in currency exchange rates, which decreased Chemicals sales by approximately $19 million, or 3%. We expect our TiO2 average selling prices will remain reasonably stable in the second half of 2006 as compared to the second quarter of 2006.

     The increase in our TiO2 sales volumes in 2006 was due primarily to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada. Kronos' sales volumes in the first half of 2006 were a new record for Kronos. We believe Chemicals sales volumes in Canada have decreased as our customers demand has been affected by the effects of the strengthened Canadian dollar. We expect demand for TiO2 will continue to remain high for the remainder of the year.

     Cost of sales - Our Chemicals cost of sales increased in 2006 due primarily to the impact of higher sales volumes and higher operating costs. Cost of sales as a percentage of sales increased in 2006 primarily due to increases in raw material and other operating costs (including energy costs). The negative impact of the increase in raw materials and energy costs on our Chemicals gross margin and operating income comparisons was somewhat offset by record TiO2 production volumes. We continued to gain operational efficiencies at our existing TiO2 facilities by debottlenecking production to meet long-term demand. Our operating rates were near full capacity in both periods, and our TiO2 production volumes in the second quarter and first half of 2006 were also new records for us.

     Through our debottlenecking program, we added finishing capacity in our German chloride-process facility and equipment upgrades and enhancements in several locations have allowed us to reduce downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. We believe our annual attainable TiO2 production capacity for 2006 is approximately 510,000 metric tons, with some additional capacity expected to be available in 2007 through our continued debottlenecking efforts.

     Operating income - Our Chemicals segment operating income declined in 2006 primarily due to of the decrease in gross margin discussed above and the effect of fluctuations in foreign currency exchange rates discussed below. Our Chemicals operating income is stated net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included with Chemicals cost of goods sold. We recognized an additional $8.6 million of depreciation expense in the first six months of 2005 and $8.1 million in the first six months of 2006, which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

     Foreign currency exchange rates - We have substantial Chemicals operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our Chemicals sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our Chemicals sales generated from our foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign Chemicals sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals sales and operating income in 2006 as compared to 2005.

                                                                                Increase (decrease)
                                                                  Three months ended            Six months ended
                                                                    June 30, 2006                 June 30, 2006
                                                                       vs. 2005                     vs. 2005
                                                                  -----------------             ------------
                                                                                   (in millions)
Impact on:
  Net sales                                                                   $ (4)                        $ (19)
  Operating income                                                             (11)                          (16)

     Other - On September 22, 2005, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although there was minimal storm damage to core processing facilities, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. LPC expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and we believe insurance will cover our lost profits (subject to applicable deductibles) resulting from our share of the lost production at LPC. We and LPC both have filed claims with our insurers. We expect to recover our losses through the insurer in the second half of 2006, although the amount and timing of the insurance recovery is not yet known. Accordingly, we have not accrued a receivable for the amount of the insurance claim and will not record the claim until negotiations with their insurer are finalized. The effect on our Chemicals operating results will depend on the timing and amount of insurance recoveries.

     Outlook - We expect our Chemicals operating income in the second half of 2006 will continue to be lower than the second half of 2005. Our expectations as to the future prospects of our Chemicals segment and the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from our expectations, our Chemicals Segment results of operations could be unfavorably affected.

Component Products -

     The key performance indicator for our Component Products Segment is operating income margin.

                                                Three months ended June 30,              Six months ended June 30,
                                            -----------------------------------    -----------------------------------
                                             2005          2006       % Change      2005           2006      % Change
                                            ------        ------      ---------    ------         ------    ----------
                                                              (Dollars in millions)

 Net sales                                 $45.8         $50.2         +10%          $92.6      $97.2            +5%
 Cost of sales                              35.2          37.8          +7%           71.8       73.2            +2%
                                           -----         -----                       -----      -----

 Gross margin                              $10.6         $12.4         +17%          $20.8      $24.0           +15%
                                           =====         =====                       =====      =====

 Operating income                          $ 4.8         $ 5.7         +19%          $ 8.9      $10.8           +21%

 Percent of net sales:
   Cost of goods sold                         77%           75%                         78%        75%
   Gross margin                               23%           25%                         22%        25%
   Operating income                           10%           11%                         10%        11%

     Net sales - Our Component Products sales increased in the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005 due mainly to the effect of sales volumes generated from the August 2005 and April 2006 acquisitions of two marine component businesses and a general increase in sales volumes to new and existing security products customers, offset by lower sales volumes for certain furniture component products resulting from increased Asian competition and an unfavorable Canadian dollar exchange rate which has caused operational difficulties for many of CompX's Canadian customers.

     Cost of sales - Our Component Products cost of goods sold increased in 2006 as compared to 2005 due to the increase in Component Products sales. As a percent of sales, component products cost of goods sold was lower in 2006 as compared to 2005 due primarily to an improved product mix as the decline in lower-margin furniture components sales were offset by increased sales of higher-margin security and marine component products.

     Operating income - Component products gross margin and operating income increased in 2006 due primarily to the increase in Component Products sales and more favorable product mix as well as the favorable impact of a continuous focus on reducing costs across all product lines, partially offset by the negative impact of currency exchange rates as discussed below.

     Foreign currency exchange rates - We have substantial Component Products operations and assets located outside the United States in Canada and Taiwan. Component Products sales generated from our non-U.S. Component Products operations are denominated in both the U.S. dollar and in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. Most of our raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. Component Products sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Component Products sales and operating income in 2006 as compared to 2005.

                                                                               Increase (decrease)
                                                                  Three months ended            Six months ended
                                                                    June 30, 2006                 June 30, 2006
                                                                       vs. 2005                     vs. 2005
                                                                  -----------------             ------------
                                                                                  (In thousands)
Impact on:
  Net sales                                                                  $ 496                         $ 744
  Operating income                                                            (709)                         (952)

     Outlook - The component product markets in which we operate are highly competitive in terms of product pricing and features. Our Component Products strategy is to focus on areas where we can provide products that have value-added, user-oriented features which enable our customers to compete more effectively in their markets. One of the focal points of this strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. Additionally, we believe that our focus on collaborating with customers to identify solutions and our ability to provide a high level of customer service enable us to compete effectively. In response to competitive pricing pressure, we continually focus on reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower cost facilities.

     Component Product raw material prices, especially steel, zinc and copper continue to be volatile putting pressure on our Component Products margins. We actively seek to mitigate the margin impact by entering into raw material supply agreements in order to stabilize the cost for a period of time, execute larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, passing on the cost increases to our customers through surcharges and price increases. To date we have been able to effectively mitigate the impact of higher material cost on our margins, however, we may not be able to achieve these same results in future periods.

Waste Management -

                                                     Three months ended                   Six months ended
                                                           June 30,                            June 30,
                                                     ------------------                  --------------
                                                     2005         2006                   2005          2006
                                                     ----         ----                   ----          ----
                                                       (In millions)                        (In millions)

 Net sales                                           $ 2.0        $ 4.3                  $ 4.5        $ 7.3
 Cost of goods sold                                    3.9          3.8                    7.7          7.9
                                                     -----        -----                  -----        -----

 Gross margin                                        $(1.9)       $  .5                  $(3.2)       $ (.6)
                                                     =====        =====                  =====        =====

 Operating loss                                      $(3.5)       $(1.1)                 $(6.3)       $(3.7)

     General - We continue to operate our Waste Management facility owned by WCS on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct 11.e(2) waste material and for a broad range of low-level and mixed low-level radioactive wastes. We have previously filed license applications for such disposal capabilities with the applicable Texas state agency, but the length of time it will take for the agencies to complete their review and act upon our license applications is uncertain. We currently believe the applicable state agency will issue a final decision on our application for 11.e(2) waste material by the end of this year, but we do not expect to receive a final decision on our application for the low-level and mixed low-level radioactive waste disposal capability until early 2008. We do not know if we will be successful in obtaining these licenses. While the approvals for these licenses are still in process, we currently have permits which allow us to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

     Net sales and operating income - Our Waste Management sales increased, and our Waste Management operating loss decreased, in 2006 as compared to the same periods in 2005 as we obtained new customers and existing customers increased their utilization of our waste management services. We continue to seek to increase our Waste Management sales volumes from waste streams permitted under our current licenses.

     Outlook - We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to further increase Waste Management sales, and decrease Waste Management operating losses, in the remainder of 2006 and 2007. Our ability to achieve increased Waste Management sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management sales volumes, we expect we will continue to generally report Waste Management operating losses. While achieving increased sales volumes could result in us reporting Waste Management operating profits, we currently do not believe that we will report any significant levels of Waste Management operating profit until we have obtained the licenses discussed above.

     We believe WCS can become a viable, profitable operation, even if we are unsuccessful in obtaining a license for the disposal of a broad range of low-level and mixed low-level radioactive wastes. However, we do not know if we will be successful in improving WCS's cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Equity in earnings of TIMET

                                                    Three months ended June 30,              Six months ended June 30,
                                                 ---------------------------------     -----------------------------------
                                                  2005          2006       % Change     2005           2006      % Change
                                                 ------       -------      --------     -----         ------     ---------
                                                                    (Dollars in millions)

 As reported by TIMET:
   Net sales                                     $183.7       $300.9           +64%      $339.0     $587.8          +73%
   Cost of sales                                  135.8        194.6           +43%       262.2      373.2          +42%
                                                 ------       ------                     ------     ------

   Gross margin                                    47.9        106.3          +122%        76.8      214.6         +179%
   Other operating expenses,
    net                                            11.0         12.7           +16%        20.5       25.9          +26%
                                                 ------       ------                     ------     ------

       Operating income                            36.9         93.6          +153%        56.3      188.7         +235%

   Gain on sale of land                            13.9          -                         13.9        -
   Other nonoperating income
    (expense), net                                  1.5         (1.7)                       2.3       (1.4)
   Interest expense                                 (.9)         (.6)                      (1.6)      (1.6)
                                                 ------       ------                     ------     ------

     Income before taxes                           51.4         91.3                       70.9      185.7

   Provision for income
    taxes (benefit)                                13.3         32.8                       (9.5)      66.1
   Minority interest                                1.2          2.3                        2.1        4.6
   Dividends on preferred stock                     3.3          1.9                        6.6        3.9
                                                 ------       ------                     ------     ------

     Net income attributable to
      common stockholders                        $ 33.6       $ 54.3           +62%      $ 71.7     $111.1          +55%
                                                 ======       ======                     ======     ======

 Our equity in earnings of
  TIMET                                          $ 15.8       $ 20.4           +29%      $ 32.6     $ 42.5          +30%
                                                 ======       ======                     ======     ======

     Net sales - We experienced significant growth in our Titanium Metals sales and operating income during 2006 as compared to 2005, as we and the titanium industry as a whole have benefited from significantly increased demand for titanium from the commercial aerospace and military sectors that has driven melted and milled titanium prices to record levels. As a result of these market factors, our average selling prices for melted and milled products in the second quarter of 2006 increased 118% and 40%, respectively, over the same period in 2005. For the first six months of 2006, these average selling prices increased 114% and 45%, respectively.

     In addition to the improved pricing we experienced in our Titanium Metals business, sales volumes of our melted and mill products increased 14% and 12%, respectively, in the second quarter of 2006 as compared to the second quarter of 2005. For the first six months of 2006, sales volumes of our melted and milled products increased 8% and 15%, respectively, compared to 2005. These higher sales volumes were a result of increased demand across all of our market sectors. In addition, our other product sales increased 46% in the year-to-date period due principally to improved demand for our fabrication products.

     As a result of current and future outlook for demand for our titanium products, we are currently producing at approximately 90% of capacity at the majority of our Titanium Metals facilities and have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand, as further discussed below.

     Cost of sales - Our cost of Titanium Metals raw materials, primarily sponge and scrap, increased in 2006 due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent. Additionally, we have experienced increasing rutile and energy costs compared to the prior year, although these increases have somewhat been offset by a decrease in our non-titanium alloy costs in 2006 compared to 2005. To support the continued growth of our Titanium Metals business, we have increased our manufacturing and other headcount levels from the comparable 2005 periods. Somewhat offsetting these cost increases, we were favorably impacted by improved plant operating rates, which increased to 89% of practical capacity in the first six months of 2006 from 80% in the first six months of 2005.

     Equity in earnings of TIMET - Our Titanium Metals comparisons were also negatively impacted in 2006 by a $1.3 million charge we recognized for a change in estimate of the aggregate liability for worker's compensation bonds issued on behalf of a former subsidiary of TIMET, Freedom Forge Corporation. During the second quarter of 2005, we realized a pre-tax gain of $13.9 million on the sale of certain property. TIMET's effective income tax rate is significantly higher in 2006 as compared to 2005, due primarily to TIMET's reversal during the first six months of 2005 of $35.6 million of its valuation allowance attributable to its U.S. and U.K. deferred income tax assets.

     Outlook - We expect that current industry-wide demand trends will continue beyond 2006. We also continue to expect the availability of certain raw materials will tighten, and, consequently, the prices for these raw materials are increasing. We currently expect that the shortage in certain raw materials will continue throughout the remainder of 2006, which could limit our ability to produce enough titanium products to fully meet customer demand. In addition, we are limited in our ability to increase sales volumes by our existing capacity. We are currently aggressively increasing our capacity through capital spending for plant expansions. We currently expect production volumes to remain at current levels for the remainder of 2006, with overall capacity utilization expected to approximate 89% of practical capacity for the full year 2006 (as compared to 80% in 2005). However, practical capacity utilization measures can vary significantly based on product mix.

     We have certain long-term customer agreements that will somewhat limit our ability to pass on all of our increased raw material costs. However, we expect that the impact of higher average selling prices for melted and mill products in 2006 will more than offset such increased raw materials costs, as has been the case for the first half of 2006.

     In July 2006, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries. This forecast delays the expected delivery timeline for approximately 1% of the planes previously forecasted for delivery in 2006 and 2007. However, with an increase in expected deliveries from 2008 through 2010, this forecast confirms the previously projected trend of increasing large commercial aircraft deliveries in the five years ending in 2010, and the current estimate of 3,800 delivered aircraft exceeds previous five-year estimates by 80 planes. The current estimate of large commercial aircraft deliveries through 2010 includes 210 Boeing 787 wide bodies (which currently require a higher percentage of titanium in their airframes, engines and other parts than any other commercial aircraft). This updated forecast supports our belief that the titanium industry is in the early stages of the business cycle and that the current industry-wide demand trends will continue beyond 2006.

     TIMET's backlog at June 30, 2006 was $860 million, compared to $870 million at December 31, 2005 and $580 million at June 30, 2005. The backlog has somewhat decreased from December 31, 2005 as discussions regarding volumes and pricing for 2007 orders continue with certain customers, and as a result TIMET's backlog does not yet reflect orders that we expect to acknowledge during the third and fourth quarters of 2006.

     Our Titanium Metals cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of our manufacturing cost structure, and, as previously discussed, continued cost increases for certain raw materials have occurred during the first half of 2006 and are expected to continue throughout the remainder of 2006. Scrap and other certain raw material costs have continued to rise, and increased energy costs also continue to have a negative impact on gross margin.

     Based on the foregoing, we anticipate our full year 2006 Titanium Metals net sales revenue will range from $1.1 billion to $1.2 billion and our full year 2006 operating income will range from $325 million to $350 million.

     Outlook - We account for our interest in TIMET by the equity method. Our equity in earnings in TIMET is net of amortization and purchase accounting adjustments made in conjunction with our acquisition and interest in TIMET. As a result, our equity in earnings differs from the amount that would be expected by applying our ownership percentage to TIMET's stand-alone earnings. The net effect of these differences increased our equity in earnings in TIMET by $2.3 million in the first six months of 2005 and $2.4 million in the first six months of 2006. The percentage increases in our equity in earnings of TIMET in 2006 as compared to the same periods in 2005 are lower than the percentage increases in TIMET's separately-reported net income attributable to common stockholders during the same periods because we owned a lower percentage of TIMET in 2006 as compared to 2005 due to TIMET's issuance of shares of its common stock, primarily from the conversion of shares of its convertible preferred stock into TIMET common stock and the exercise of options to purchase TIMET common stock held by its employees.

     General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit), Minority Interest and Discontinued Operations - 2006 Compared to 2005

Interest and Dividend Income -

     A significant portion of our interest and dividend income in both 2005 and 2006 relates to the distributions we received from The Amalgamated Sugar Company LLC and, in 2005, from the interest income we earned on our $80 million loan to Snake River Sugar Company that Snake River prepaid in October 2005. We recognized dividend income from the LLC of $6.1 million and $12.4 million in the second quarter and first six months of 2005, respectively, compared to $7.3 million and $14.4 million in the second quarter and first six months of 2006. We also recognized interest income on our $80 million loan to Snake River of $1.3 million and $2.7 million in the second quarter and first six months of 2005.

     In October 2005, we and Snake River amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including us) as compared to levels required under the prior Company Agreement. Under the new agreement, we should receive aggregate annual distributions from the LLC of approximately $25.4 million. In addition, assuming certain specified conditions are met (which were met during the fourth quarter of 2005 and the first six months of 2006, and which we expect will continue to be met during the remainder of the 2006), the LLC would be required to distribute to us at least an additional $25 million during the 15-month period ending December 31, 2006. This distribution is in addition to the $25.4 million distribution noted above. We received approximately $19 million of this additional amount in the fourth quarter of 2005, and we expect the LLC will pay us the remaining $6 million during 2006 (including approximately $1.7 million which the LLC has paid us during the first six months of the year). We expect our interest and dividend income for all of 2006 will be lower than 2005, due to the one-time $19 million in dividend distributions we received from the LLC in the fourth quarter of 2005.

Insurance Recoveries -

     NL has reached an agreement with a former insurance carrier in which the carrier will reimburse NL for a portion of its past and future lead pigment litigation defense costs. NL received approximately $1.1 million during the first six months of 2006 under the agreement (including $300,000 in the second quarter). We are not able to determine how much NL will ultimately recover from the carrier for past defense costs incurred by NL because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.

     NL also received $1.7 million in insurance recoveries in the first six months of 2006 in settlements with certain of its former insurance carriers (including approximately $300,000 in the second quarter). These settlements, as well as similar prior settlements NL reached in the past few years (including $1.2 million in the second quarter of 2005), resolved court proceedings in which NL sought reimbursement from carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. We do not expect NL will receive any further material insurance settlements relating to litigation concerning environmental remediation coverages.

     While NL continues to seek additional insurance recoveries, we do not know if NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

Corporate Expenses -

     Corporate expenses were $15.0 million in the first six months of 2006, slightly lower than the $15.9 million in the first six months of 2005, as lower environmental remediation expenses of NL were partially offset by higher litigation and related expenses for NL. Corporate expenses were approximately $900,000 higher in the second quarter of 2006 as compared to the second quarter of 2005 due primarily to higher environmental remediation and litigation and related expenses of NL. We expect corporate expenses in calendar 2006 will be higher than 2005, in part due to higher expected litigation and related expenses of NL. However, obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. See Note 15 to the Condensed Consolidated Financial Statements.

Loss on Prepayment of Debt -

     In April 2006, we issued our euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due 2013, and used the proceeds to redeem our euro 375 million aggregate principal amount of 8.875% Senior Secured Notes in May 2006. As a result of this prepayment, we recognized a $22.3 million pre-tax interest expense charge in the second quarter of 2006, representing the call premium on the old Notes and the write-off of deferred financing costs and the existing unamortized premium on the old Notes. See Note 7 to the Condensed Consolidated Financial Statements. The annual interest expense on the new 6.5% Notes will be approximately euro 6 million less than on the old 8.875% Notes.

Interest Expense -

     We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International ("KII"). KII has euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding (and had the euro 375 million aggregate principal amount of 8.875% Senior Secured Notes outstanding until May 2006). The interest expense we recognize on these fixed rate Notes will vary with fluctuations in the euro exchange rate.

     Interest expense increased $1.4 million from $17.8 million in the second quarter of 2005 to $19.2 million in the second quarter of 2006. Interest expense was higher in the second quarter of 2006 because the 8.875% Senior Secured Notes and the 6.5% Senior Secured Notes were both outstanding for 30 days during the quarter. This additional interest expense was partially offset by changes in currency exchange rates in 2006 compared to 2005. Interest expense in the first six months of 2006 increased slightly compared to the first six months of 2005, as the effect of the 30 days of interest expense on both Senior Secured Notes was mostly offset by changes in currency exchange rates.

     Assuming currency exchange rates do not change significantly from their current levels, we expect interest expense will be lower in the second half of 2006 as compared to the first half of the year due to the lower interest expense associated with the 6.5% Senior Secured Notes as compared to the 8.875% Senior Secured Notes.

Provision for Income Taxes (Benefit) -

     We recognized an income tax benefit of $600,000 in the second quarter of 2006 compared to a provision for income taxes of $29.4 million in the second quarter of 2005. For the first six months of 2006, we recognized a provision for income taxes of $18.1 million compared to a provision of $59.3 million in the first six months of 2005. The income tax benefit we recognized in the second quarter of 2006, and the unusually low overall effective income tax rate we recognized in the first six months of 2006, is due primarily to a $9.2 million reduction in our tax contingency reserves related to favorable developments with income tax audits for our Belgian and Norwegian operations, a $2.0 million benefit associated with favorable developments with certain income tax issues related to our German and Belgium operations and a $1.3 million benefit resulting from the enactment of a reduction in Canadian income tax rates. Substantially all of this aggregate income tax benefit was recognized in the second quarter of 2006. See Note 12 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Minority Interest in Continuing Operations -

     Minority interest in earnings declined $5.4 million in the first six months of 2006 to $4.9 million from $10.3 million in the same period in the prior year, primarily due to lower income at both Kronos and NL. In addition, we purchased additional shares of Kronos and CompX common stock during the last half of 2005 and the first six months of 2006 which increased our ownership of these companies as compared to last year. See Note 13 to the Condensed Consolidated Financial Statements.

Discontinued Operations, Net of Tax -

     Discontinued operations relates to the former Thomas Regout operations of CompX in the Netherlands. Discontinued operations in 2005 consists of additional expenses we incurred with the sale of Thomas Regout. Discontinued operations in 2006 relates to a change in our estimate of certain indemnification obligations we had to the purchaser of the Thomas Regout. See Note 14 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

     Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

     Cash flows used in our operating activities decreased from a $26.7 million use of cash in the first six months of 2005 to a $15.0 million use of cash in the first six months of 2006. This decrease in the use of cash was due primarily to the net effects of the following items:

     o Lower consolidated operating income in 2006 of $27.7 million, due primarily to the lower chemicals earnings, o Lower cash paid for interest in 2006 of $7.4 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (which paid interest semiannually in June and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (which will pay interest semiannually in April and October starting in October 2006),
     o The $20.9 million call premium we paid in 2006 when we prepaid our 8.875% Senior Secured Notes, which GAAP requires to be included in the determination of cash flows from operating activities,
     o Lower cash paid for income taxes in 2006 of $8.8 million, due in part to a $21 million tax payment we made in 2005 to settle a previously-reported income tax audit of NL in the U.S.,
     o Higher net cash provided by changes in receivables, inventories, payables and accrued liabilities in 2006 of $33.8 million, due primarily to relative changes in Kronos' inventory levels, and
     o Lower cash paid for environmental remediation expenditures of $2.9 million in 2006.

     Changes in working capital were affected by accounts receivable and inventory changes. Kronos' average days sales outstanding ("DSO") increased from 55 days at December 31, 2005 to 65 days at June 30, 2006 due to the timing of collection on higher accounts receivable balances at the end of June. CompX's average DSO increased from 40 days at December 31, 2005 to 41 days at June 30, 2006 due to timing of collection on the higher accounts receivable balance at the end of June. For comparative purposes, Kronos' average DSO increased from 60 days at December 31, 2004 to 64 days at June 30, 2005, and CompX's average DSO increased from 38 days to 42 days, due to the timing of collection on their slightly higher accounts receivable balances at the end of June 2005.

     Kronos' average days sales in inventory ("DSI") decreased from 102 days at December 31, 2005 to 88 days at June 30, 2006, as their strong TiO2 production volumes in the first six months of 2006 still exceeded their strong TiO2 sales volumes during such period by approximately 7,000 metric tons. CompX's average DSI decreased from 59 days at December 31, 2005 to 57 days at June 30, 2006 due primarily to their lower commodity raw material balance at June 30, 2006 as compared to December 31, 2005. For comparative purposes, Kronos' and CompX's average DSI of 97 days and 52 days, respectively, at December 31, 2004 were both comparable to their average DSI at June 30, 2005.

     We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of the subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

                                                                                           Six months ended
                                                                                              June 30,
                                                                                         --------------------
                                                                                         2005            2006
                                                                                         ----            ----
                                                                                            (In millions)

Cash provided by (used in) operating activities:
  Kronos                                                                               $  2.4          $(19.0)
  CompX                                                                                   8.6            11.3
  Waste Control Specialists                                                              (3.2)           (2.8)
  NL Parent                                                                             (24.2)           (2.4)
  Tremont                                                                                (1.5)            (.8)
  Valhi Parent                                                                           27.4            34.8
  Other                                                                                   (.3)            (.1)
  Eliminations                                                                          (35.9)          (36.0)
                                                                                       ------          ------

      Total                                                                            $(26.7)         $(15.0)
                                                                                       ======          ======

Investing and Financing Activities -

     Our Chemicals Segment accounted for approximately $13.4 million of our consolidated capital expenditures in the first six months of 2006, $5.4 million for our Component Products Segment with substantially all of the remainder for our Waste Management Segment.

     We purchased the following securities in market transactions during the first six months of 2006:

     o    shares of Kronos common stock for $25.2 million,
     o    shares of TIMET common stock for $17.0 million,
     o    shares of CompX common stock for $1.8 million, and
     o    other marketable securities for a net of $1.1 million.

     In addition, during the first six months of 2006 we:

     o acquired a marine components products company for approximately $9.8 million, and
     o capitalized $3.7 million of expenditures related to WCS' permitting efforts.

See Note 2 to the Condensed Consolidated Financial Statements.

     In April 2006, we issued euro 400 million aggregate principal amount of our 6.5% Senior Secured Notes due 2013 ($498.5 million when issued), and used the proceeds to redeem our euro 375 million aggregate principal amount of 8.875% Senior Secured Notes in May 2006 ($470.5 million when redeemed). In addition, we borrowed a net Cdn. $5.0 million ($4.5 million when borrowed) under Kronos' Canadian revolving credit facility and $20.8 million under Kronos' U.S. bank credit facility, and CompX repaid $1.5 million of its indebtedness. See Note 7 to the Condensed Consolidated Financial Statements.

     We paid aggregate cash dividends on our Valhi common stock of $24.1 million ($.10 per share per quarter) in the first six months of 2006 to our shareholders. Distributions to minority interest in the first six months of 2006 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, and CompX dividends paid to shareholders other than NL.

     We purchased approximately 506,000 shares of our common stock in market transactions for $10.2 million during the first six months of 2006. We funded these purchases with our available cash on hand. We and some of our subsidiaries issued a nominal amount of common stock upon the exercise of stock options.

Outstanding Debt Obligations

     At June 30, 2006, consolidated third-party indebtedness was comprised of:

     o KII's euro 400 million aggregate principal amount 6.5% Senior Secured Notes ($449.4 million at June, 30, 2006, including the effect of the unamortized original issue discount) due in 2013,
     o    Our $250 million loan from Snake River Sugar Company due in 2027,
     o Kronos' U.S. revolving bank credit facility ($32.3 million outstanding) due in 2008,
     o Kronos' Canadian bank credit facility ($4.5 million outstanding) due in 2009, and
     o    $5.3 million of other indebtedness.

     We and all of our subsidiaries are in compliance with all of our debt covenants at June 30, 2006. See Note 7 to the Condensed Consolidated Financial Statements. At June 30, 2006, only $1.4 million of our indebtedness is due within the next twelve months, and therefore we do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

     Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with the applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.


Future Cash Requirements

Liquidity -

     Our primary source of liquidity on an on-going basis is our cash flows from operating activities and borrowings under various lines of credit and notes. We generally use these amounts to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and
(iii) provide for the payment of dividends (including dividends paid to us by our subsidiaries) or treasury stock purchases. From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities (including the acquisition of securities issued by our subsidiaries and affiliates) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Occasionally we sell assets outside the ordinary course of business, and we generally use the proceeds to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

     We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units. As a result of this process, we have in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies.

     We periodically evaluate acquisitions of interests in or combinations with companies (including related companies) perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. We intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing indebtedness. From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

     Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2007) and our long-term obligations (defined as the five-year period ending December 31, 2010, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

     At June 30, 2006, we had credit available under existing facilities of approximated $266.3 million, which was comprised of:

     o    $50.0 million under CompX's revolving credit facility,
     o    $118.0  million  under  Kronos'  various  U.S.  and  non-U.S.   credit
          facilities, and
     o    $98.3 million under Valhi's revolving bank credit facility.

     At June 30, 2006, TIMET had $179.7 million of borrowing availability under its various U.S. and European credit agreements.

     At June 30, 2006, we had an aggregate of $217.8 million of restricted and unrestricted cash, cash equivalents and marketable securities. A detail by entity is presented in the table below.


                                                                Amount
                                                             -------------
                                                             (In millions)

  Valhi Parent                                               $ 71.7
  Kronos                                                       65.4
  NL Parent                                                    43.4
  CompX                                                        22.8
  Tremont                                                      10.0
  Waste Control Specialists                                     4.4
  Other                                                          .1
                                                             ------

Total cash, cash equivalents, and marketable securities      $217.8
                                                             ======


Capital Expenditures -

     We intend to invest a total of approximately $67 million for capital expenditures during 2006. Capital expenditures are primarily for improvements and upgrades to existing facilities. We spent $19.2 million though June 30, 2006.

     TIMET intends to invest a total of approximately $110 million to $120 million for capital expenditures during 2006, primarily for improvements and upgrades to our existing Titanium Metals facilities, including expansions of sponge and melting capacity, and other additions of plant machinery and equipment. In May 2005, we announced plans to expand TIMET's existing titanium sponge facility in Nevada. This expansion, which we currently expect will be completed by the end of 2006, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over the current sponge production capacity levels at the Nevada facility. In April 2006, we announced plans to expand TIMET's electron beam cold hearth melt capacity in Pennsylvania. This expansion, which we currently expect will be completed by early 2008, will have, depending on product mix, the capacity to produce an additional 8,500 metric tons of melted products, an increase of approximately 54% over the current production capacity levels at the Pennsylvania facility.

Repurchases of our Common Stock -

     We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At June 30, 2006 we had approximately 982,000 shares available for repurchase of our common stock under the authorization described in Note 10 to the Condensed Consolidated Financial Statements.

Dividends -

     Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Based on the 29.0 million shares of Kronos we held at June 30, 2006 and Kronos' current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of $29.0 million. NL's current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at June 30, 2006, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS or TIMET during 2006.

     Our subsidiaries have various credit agreements which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

Investment in our Subsidiaries and Affiliates and other Acquisitions -

     We have in the past, and may in the future, purchase the securities of our subsidiaries and affiliates or third-parties in market or privately-negotiated transactions. We base our purchase decision on a variety of factors, including an analysis of the optimal use of our capital, taking into account the market value of the securities and the relative value of expected returns on alternative investments. In connection with these activities, we may consider issuing additional equity securities or increasing our indebtedness. We may also evaluate the restructuring of ownership interests of our businesses among our subsidiaries and related companies.

     We generally do not guarantee any indebtedness or other obligations of our subsidiaries or affiliates. Our subsidiaries are not required to pay us dividends. If one or more of our subsidiaries were unable to maintain its current level of dividends, either due to restrictions contained in a credit agreement or to satisfy its liabilities or otherwise, our ability to service our liabilities or to pay dividends on our common stock could be adversely impacted. If this were to occur, we might consider reducing or eliminating our dividends or selling interests in subsidiaries or other assets. If we were required to liquidate assets to generate funds to satisfy our liabilities, we may be required to sell at what we believe would be less than the actual value of such assets.

     WCS  is  required  to  provide  certain   financial   assurances  to  Texas
governmental agencies with respect to certain decommissioning obligations related to its facility in West Texas. The financial assurances may be provided by various means, including a parent company guarantee assuming the parent meets specified financial tests. In March 2005, we agreed to guarantee certain of WCS' specified decommissioning obligations. WCS currently estimates these obligations at approximately $3.5 million. Such obligations would arise only upon a closure of the facility and WCS' failure to perform such activities. We do not currently expect we will have to perform under this guarantee for the foreseeable future.

     WCS' primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility that matures in March 2007. WCS borrowed a net $5.8 million from our subsidiary during the first six months of 2006. The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $10.4 million at June 30, 2006 and $4.6 million at December 31, 2005. We expect that WCS will likely borrow additional amounts during the remainder of 2006 from our subsidiary.

Investment in The Amalgamated Sugar Company LLC -

     The terms of The Amalgamated Sugar Company LLC Company Agreement provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC's distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2006, we expect distributions received from the LLC in 2006 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company.

     We may, at our option, require the LLC to redeem our interest in the LLC beginning in 2012, and the LLC has the right to redeem our interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us, if any. In the event we require the LLC to redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 million loans from Snake River. Redemption of our interest in the LLC would result in us reporting income related to the disposition of our LLC interest for income tax purposes, although we would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest was redeemed. However, because of Snake River's ability to call our $250 million loans from Snake River upon redemption of our interest in the LLC, the net cash proceeds (after repayment of the debt) generated by the redemption of our interest in the LLC could be less than the income taxes that we would be required to pay as a result of the disposition.

Off-balance Sheet Financing

     We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2005 Annual Report.

Commitments and Contingencies

     There have been no material changes in our contractual obligations since we filed our 2005 Annual Report, and we refer you to the report for a complete description of these commitments.

     We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 15 to the Condensed Consolidated Financial Statements and in Part II, Item 1 of this report, including o certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions, o certain environmental remediation matters involving NL, Tremont, Valhi and TIMET, and o certain other litigation to which we are a party.

     In addition to those legal proceedings described in Note 15 to the Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to
(i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

     See Note 16 to the Condensed Consolidated Financial Statements

Critical Accounting Policies

     There have been no changes in the second quarter of 2006 with respect to our critical accounting policies presented in Management's Discussion and Analysis of Financial Condition and Results of Operation in our 2005 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" in our 2005 Annual Report. There have been no material changes in these market risks during the first six months of 2006.

     We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

     We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. These contracts generally relate to our Chemicals and Component Products operations. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.

     At June 30, 2006, we held a series of contracts, with expiration dates ranging from July 2006 to September 2006, to exchange an aggregate of U.S. $19.6 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.11 to Cdn. $1.16 per U.S. dollar. At June 30, 2006, the actual exchange rate was Cdn. $1.12 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at June 30, 2006 is insignificant.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -

     We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O'Brien, our Vice President and Chief Financial Officer, have evaluated the design and operations effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Internal Control Over Financial Reporting -

     We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by SEC regulations, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

     o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,
     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and
     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

     As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of our equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to our equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control Over Financial Reporting -

     There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     In addition to the matters discussed below, refer to Note 15 to the Condensed Consolidated Financial Statements, our 2005 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

     Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In May 2006, defendants' petition seeking review of the appellate court's ruling was denied by the Illinois Supreme Court.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In May 2006, the court granted defendants' summary judgment motion with respect to the failure to warn and fraudulent concealment claims, but denied the rest of the motion. Trial began before a Mississippi federal court jury in July 2006, and in August 2006 the jury returned a verdict in favor of the defendants on all counts.

     Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). Following plaintiffs re-pleading the fraud claim, defendants answered the non-fraud counts of the complaint and moved to dismiss the fraud claim for lack of sufficiency; however, the court has stayed the case pending trial in the Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI) case.

     Evans v. Atlantic Richfield Company, et. al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281). In April 2006, the court allowed plaintiff to amend the complaint to avoid defendants' motion to dismiss. Plaintiff amended the complaint; however, in July 2006, defendants renewed their motion to dismiss the defective product claims.

     Hess, et. al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799). In May 2006, plaintiffs moved to remand the case back to state court, and in June 2006, the court remanded the case.

     In July 2006, we began work on an additional removal action with respect to ponds located within a residential area at the site of a formerly owned lead smelting facility located in Collinsville, Illinois. We anticipate that the removal action will be completed in the fourth quarter of 2006.

     Brown et. al. v. NL Industries, Inc. et. al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In April 2006, defendants filed a motion to dismiss the plaintiffs' claims for trespass and violations of certain Michigan state laws.

     In  June  2006,   we  and  several   other  PRPs   received  a   Unilateral
Administrative Order from the U.S. EPA regarding a formerly owned mine and smelting facility located in Park Hills, Missouri. The Doe Run Company is the current owner of the site, and its predecessor purchased the site from us in approximately 1948. Doe Run is also named in the Order. We intend to comply with the Order and are negotiating with Doe Run an appropriate allocation of costs for the remediation.

     In June 2006, we were served with a complaint in Donnelly and Donnelly v. NL Industries, Inc. (State of New York Supreme Court, County of Rensselaer, Cause No. 218149). The plaintiff, a man who claims to have worked near one of our former sites in New York, and his wife allege that he suffered injuries (which are not described in the complaint) as a result of exposure to harmful levels of toxic substances as a result of NL's conduct. Plaintiffs claim damages for negligence, product liability and derivative losses on the part of the wife. We believe that these claims are without merit and intend to deny all of the allegations and to defend against all of the claims vigorously.

Item 1A. Risk Factors.

     For a discussion of the risk factors  related to our  businesses,  refer to
Part I, Item 1A, "Risk Factors," in our 2005 Annual report. There have been no material changes to such risk factors during the six months ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

     In March 2005,  our board of directors  authorized  the repurchase of up to
5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will use cash on hand to acquire the shares. Repurchased shares are retired and cancelled or may be added to our treasury and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 10 to the Condensed Consolidated Financial Statements.

     The following table discloses certain information regarding shares of Valhi common stock we purchased during the second quarter of 2006. All purchases were made under the repurchase program in open market transactions.

                                                    Average                                      Maximum number of shares
                                                  price paid         Total number of shares      that may yet be purchased
                               Total number       per share,        purchased as part of a              under the
                                 of shares         including          publicly-announced        publicly-announced plan at
           Period                purchased        commissions               plan                     end of period
           ------                ---------        -----------         ------------------            ---------------

April 1, 2006
 to April 30,
 2006                                64,200         $18.86                      64,200                     1,148,800

May 1, 2006
 to May 31, 2006                     84,800          24.33                      84,800                     1,064,000

June 1, 2006
 to June 30, 2006                    82,200          24.29                      82,200                       981,800
                                    -------                                    -------

                                    231,200                                    231,200
                                    =======                                    =======

Item 4.  Submission of Matters to a Vote of Security Holders.

     Our 2005 Annual Meeting of Shareholders was held on May 25, 2006. Thomas E. Barry, Normal S. Edelcup, W. Hayden McIlroy, Glenn R. Simmons, Harold C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 97.7% of the 115.8 million common shares eligible to vote at the Annual Meeting.

Item 6. Exhibits.

               31.1   -    Certification

               31.2   -    Certification

               32.1   -    Certification.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VALHI, INC.
                                           (Registrant)



Date   August 7, 2006                      By /s/ Bobby D. O'Brien
     ------------------                       ------------------------------
                                              Bobby D. O'Brien
                                              Vice President and Chief Financial
                                               Officer
                                              (Principal Financial Officer)



Date   August 7, 2006                      By /s/ Gregory M. Swalwell
     -----------------                        ------------------------------
                                              Gregory M. Swalwell
                                              Vice President and Controller
                                              (Principal Accounting Officer)