Form 10-Q
period 2006-09-30
VALHI INC /DE/
filed 2006-11-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended  September 30, 2006        Commission file number 1-5467




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



Number of shares of the Registrant's common stock outstanding on November 1, 2006: 114,201,478.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                     Page
                                                                                                    number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Condensed Consolidated Balance Sheets -
                  December 31, 2005;
                   September 30, 2006 (unaudited)                                                      3

                 Condensed Consolidated Statements of Income - Three months and nine months ended September 30, 2005
                  and 2006 (unaudited)                                                                 5

                 Condensed Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 2005 and 2006
                   (unaudited)                                                                         6

                 Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2005 and 2006
                   (unaudited)                                                                         7

                 Condensed Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2006
                  (unaudited)                                                                          9

                 Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                                         10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                28

  Item 3.        Quantitative and Qualitative Disclosures About
                  Market Risk                                                                         51

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                                                   53

  Item 1A.       Risk Factors.                                                                        55

  Item 2.        Unregistered Sales of Equity Securities and
                  Use of Proceeds; Share Repurchases                                                  55

  Item 6.        Exhibits.                                                                            56


Items 3, 4 and 5 of Part II are omitted because there is no information to report.

                          VALHI, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                            December 31,       September 30,
                                                                                    2005                2006
                                                                                 -----------         -----------
                                                                                                   (unaudited)

 Current assets:
   Cash and cash equivalents                                                      $  274,963          $  205,534
   Restricted cash equivalents                                                         6,007               7,244
   Marketable securities                                                              11,755              11,273
   Accounts and other receivables, net                                               218,766             273,150
   Refundable income taxes                                                             1,489                 687
   Receivable from affiliates                                                             34                 267
   Inventories, net                                                                  283,157             271,454
   Prepaid expenses and other                                                          9,981              25,983
   Deferred income taxes                                                              10,502               8,935
                                                                                  ----------          ----------

       Total current assets                                                          816,654             804,527
                                                                                  ----------          ----------

 Other assets:
   Marketable securities:
     The Amalgamated Sugar Company LLC                                               250,000             250,000
     Other                                                                             8,705               8,665
   Investment in affiliates                                                          270,632             355,184
   Unrecognized net pension obligations                                               11,916              12,539
   Prepaid pension costs                                                               3,529               5,830
   Goodwill                                                                          361,783             384,411
   Other intangible assets                                                             3,432               4,159
   Deferred income taxes                                                             213,726             227,481
   Other                                                                              61,639              55,399
                                                                                  ----------          ----------

       Total other assets                                                          1,185,362           1,303,668
                                                                                  ----------          ----------

 Property and equipment:
   Land                                                                               37,876              40,769
   Buildings                                                                         220,110             234,509
   Equipment                                                                         827,690             889,298
   Mining properties                                                                  19,969              21,391
   Construction in progress                                                           15,771              29,702
                                                                                  ----------          ----------
                                                                                   1,121,416           1,215,669
   Less accumulated depreciation                                                     545,055             627,122
                                                                                  ----------          ----------

       Net property and equipment                                                    576,361             588,547
                                                                                  ----------          ----------

       Total assets                                                               $2,578,377          $2,696,742
                                                                                  ==========          ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                         December 31,       September 30,
                                                                                    2005                2006
                                                                                 ------------       -------------
                                                                                                     (unaudited)

 Current liabilities:
   Current maturities of long-term debt                                           $    1,615          $    1,332
   Accounts payable                                                                  105,650              93,177
   Accrued liabilities                                                               129,429             165,320
   Payable to affiliates                                                              13,754              15,795
   Income taxes                                                                       24,680              19,671
   Deferred income taxes                                                               4,313               1,199
                                                                                  ----------          ----------

       Total current liabilities                                                     279,441             296,494
                                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    715,820             778,298
   Accrued pension costs                                                             140,742             139,370
   Accrued OPEB costs                                                                 32,279              30,158
   Accrued environmental costs                                                        49,161              49,355
   Deferred income taxes                                                             400,964             437,088
   Other                                                                              39,328              24,787
                                                                                  ----------          ----------

       Total noncurrent liabilities                                                1,378,294           1,459,056
                                                                                  ----------          ----------

 Minority interest                                                                   125,049             121,038
                                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                                        1,207               1,199
   Additional paid-in capital                                                        108,810             108,413
   Retained earnings                                                                 786,268             792,872
   Accumulated other comprehensive income:
     Marketable securities                                                             4,194               3,229
     Currency translation                                                             11,157              30,484
     Pension liabilities                                                             (78,101)            (78,101)
   Treasury stock                                                                    (37,942)            (37,942)
                                                                                  ----------          ----------

       Total stockholders' equity                                                    795,593             820,154
                                                                                  ----------          ----------

       Total liabilities, minority interest and
        stockholders' equity                                                      $2,578,377          $2,696,742
                                                                                  ==========          ==========



Commitments and contingencies (Notes 12 and 15)



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                Three months ended               Nine months ended
                                                                  September 30,                   September 30,
                                                               -------------------              ---------------
                                                              2005            2006             2005             2006
                                                              ----            ----             ----             ----
                                                                                    (unaudited)

 Revenues and other income:
   Net sales                                               $342,204       $383,139       $1,042,895        $1,137,011
   Other, net                                                11,789         11,441           57,834            34,584
   Equity in earnings of:
     Titanium Metals Corporation                             15,504         19,242           48,095            61,716
     Other                                                    2,540          4,584            2,361             2,615
                                                           --------       --------       ----------        ----------

     Total revenues and other income                        372,037        418,406        1,151,185         1,235,926
                                                           --------       --------       ----------        ----------

 Costs and expenses:
   Cost of sales                                            259,955        299,388          771,840           880,436
   Selling, general and administrative                       52,974         59,289          161,597           173,218
   Loss on prepayment of debt                                  -              -                -               22,311
   Interest                                                  16,757         15,775           52,413            51,754
                                                           --------       --------       ----------        ----------

     Total costs and expenses                               329,686        374,452          985,850         1,127,719
                                                           --------       --------       ----------        ----------

     Income before income taxes                              42,351         43,954          165,335           108,207

 Provision for income taxes                                  29,377         22,104           88,699            40,156

 Minority interest in after-tax earnings                       (409)         2,236            9,888             7,181
                                                           --------       --------       ----------        ----------

     Income from continuing operations                       13,383         19,614           66,748            60,870

 Discontinued operations                                       -              -                (272)             (147)
                                                           --------       --------       ----------        ----------

     Net income                                            $ 13,383       $ 19,614       $   66,476        $   60,723
                                                           ========       ========       ==========        ==========


 Basic and diluted earnings per share:
   Income from continuing operations                       $   .11        $    .17       $      .56        $      .52
   Discontinued operations                                    -               -                -                 -
                                                           -------        --------       ----------        ----------

     Net income                                            $   .11        $    .17       $      .56        $      .52
                                                           =======        ========       ==========        ==========


 Cash dividends per share                                  $   .10        $    .10       $      .30        $      .30
                                                           =======        ========       ==========        ==========

 Weighted average shares outstanding:
   Basic                                                    117,541        116,113          118,597           116,392
   Outstanding stock options impact                             361            372              364               378
                                                           --------       --------       ----------        ----------

   Diluted                                                  117,902        116,485          118,961           116,770
                                                           ========       ========       ==========        ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)



                                                                                      2005              2006
                                                                                      ----              ----
                                                                                           (unaudited)

 Net income                                                                           $ 66,476           $60,723
                                                                                      --------           -------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                       (586)             (965)

   Currency translation adjustment                                                     (23,347)           19,327
                                                                                      --------           -------

     Total other comprehensive income (loss), net                                      (23,933)           18,362
                                                                                      --------           -------

       Comprehensive income                                                           $ 42,543           $79,085
                                                                                      ========           =======



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)

                                                                                               2005           2006
                                                                                               ----           ----
                                                                                                 (unaudited)

 Cash flows from operating activities:
   Net income                                                                                 $ 66,476      $ 60,723
   Depreciation and amortization                                                                55,981        55,941
   Goodwill impairment                                                                             864             -
   Securities transactions, net                                                                (20,213)         (378)
   Loss on prepayment of debt                                                                        -        22,311
   Cash premium paid on Senior Secured Notes                                                         -       (20,898)
   Benefit plan expense less than cash funding requirements:
     Defined benefit pension plans                                                              (3,916)       (2,626)
     Other postretirement benefit plans                                                         (2,652)       (2,384)
   Deferred income taxes:
     Continuing operations                                                                      44,776        20,880
     Discontinued operations                                                                      (577)         (175)
   Minority interest:
     Continuing operations                                                                       9,888         7,181
     Discontinued operations                                                                      (205)         (178)
   Other, net                                                                                    1,317         2,784
   Equity in:
     TIMET                                                                                     (48,095)      (61,716)
     Other                                                                                      (2,361)       (2,615)
   Net distributions from:
     Manufacturing joint venture                                                                 5,100           500
     Other                                                                                         109           339
   Change in assets and liabilities:
     Accounts and other receivables, net                                                       (26,953)      (43,909)
     Inventories, net                                                                          (36,870)       28,829
     Accounts payable and accrued liabilities                                                    6,773        17,657
     Accounts with affiliates                                                                    1,490         1,893
     Income taxes                                                                                 (171)       (5,909)
     Other, net                                                                                (11,407)      (19,398)
                                                                                              --------      --------

         Net cash provided by operating activities                                              39,354        58,852
                                                                                              --------      --------

 Cash flows from investing activities:
   Capital expenditures                                                                        (37,527)      (36,533)
   Purchases of:
     Kronos common stock                                                                        (5,482)      (25,213)
     TIMET common stock                                                                        (17,972)      (18,699)
     CompX common stock                                                                           (707)       (2,278)
     Business unit                                                                              (7,342)       (9,832)
     Marketable securities                                                                     (19,654)      (26,470)
   Capitalized permit costs                                                                     (2,260)       (5,407)
   Proceeds from disposal of:
     Business unit                                                                              18,094             -
     Kronos common stock                                                                        19,176             -
     Marketable securities                                                                      11,005        27,002
     Interest in Norwegian smelting operation                                                    3,542             -
     Other property and equipment                                                                  545             -
   Loans to affiliate, net                                                                       6,929             -
   Cash of disposed business unit                                                               (4,006)            -
   Change in restricted cash equivalents, net                                                    5,789          (994)
   Other, net                                                                                    2,474         3,428
                                                                                              --------      --------

         Net cash used in investing activities                                                 (27,396)      (94,996)
                                                                                              --------      --------

                          VALHI, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)


                                                                                        2005              2006
                                                                                        ----              ----
                                                                                           (unaudited)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       $  13,678        $ 722,200
     Principal payments                                                                 (21,840)        (688,276)
     Deferred financing costs paid                                                          (28)          (8,968)
   Dividends paid                                                                       (36,744)         (36,108)
   Distributions to minority interest                                                    (8,522)          (6,658)
   Treasury stock acquired                                                              (58,509)         (18,776)
   NL common stock issued                                                                 2,488                9
   Valhi common and other stock issued, net                                               1,861              519
                                                                                      ---------        ---------

       Net cash used in financing activities                                           (107,616)         (36,058)
                                                                                      ---------        ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                        (95,658)         (72,202)
   Currency translation                                                                  (1,792)           2,773
 Cash and equivalents at beginning of period                                            267,829          274,963
                                                                                      ---------        ---------

 Cash and equivalents at end of period                                                $ 170,379        $ 205,534
                                                                                      =========        =========


 Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                              $ 39,857        $  34,967
     Income taxes, net                                                                   48,068           25,029

   Noncash investing activities:
     Note receivable received upon disposal of
      business unit                                                                    $  4,179        $    -

     Inventories received as partial consideration
      for disposal of interest in Norwegian
      smelting operation                                                                  1,897             -


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2006

                                 (In thousands)


                                                                Accumulated other comprehensive income
                                         Additional              ----------------------------------                     Total
                                 Common    paid-in    Retained    Marketable  Currency     Pension      Treasury     stockholders'
                                  stock    capital    earnings    securities translation liabilities     stock          equity
                                 ------  ---------    --------    ---------- ----------- -----------    -------         ------
                                                                             (unaudited)


Balance at December 31, 2005      $1,207   $108,810    $786,268      $4,194     $11,157     $(78,101)   $(37,942)       $795,593

Net income                             -          -      60,723           -           -            -           -          60,723

Dividends                              -          -     (36,108)          -           -            -           -         (36,108)

Other comprehensive income, net        -          -           -        (965)     19,327            -           -          18,362

Treasury stock:
  Acquired                             -          -           -           -           -            -     (18,776)        (18,776)
  Retired                             (8)      (757)    (18,011)          -           -            -      18,776               -

Other, net                             -        360           -           -           -            -           -             360
                                  ------   --------    --------      ------     -------     --------    --------        --------

Balance at September 30, 2006     $1,199   $108,413    $792,872      $3,229     $30,484     $(78,101)   $(37,942)       $820,154
                                  ======   ========    ========      ======     =======     ========    ========        ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          VALHI, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

                                   (unaudited)

Note 1 - Organization and basis of presentation:

     Organization - We are majority owned by Contran Corporation, which directly or through its subsidiaries owns approximately 92% of our outstanding common stock at September 30, 2006. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

     Basis of Presentation - Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC ("WCS"). We are also the largest shareholder of Titanium Metals Corporation ("TIMET"), although we own less than a majority interest and therefore we account for our investment by the equity method. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC").

     The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the SEC on March 24, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated
Financial Statements contained in our 2005 Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Valhi, Inc and its subsidiaries, taken as a whole.


Note 2 - Business segment information:

                                                        Our % ownership at
  Business segment                Entity                September 30, 2006
-------------------     -------------------------       ------------------
  Chemicals             Kronos                                  95%
  Component products    CompX                                   70%
  Waste management      WCS                                    100%
  Titanium metals       TIMET                                   35%

     Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL. We own 83% of NL. During the first nine months of 2006, we purchased approximately 926,000 shares of Kronos common stock in market transactions for an aggregate purchase price of $25.2 million. We accounted for this purchase as a step acquisition under the purchase method of accounting.

     Our ownership of CompX is primarily through CompX Group, Inc, a majority-owned subsidiary of NL. NL owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset is 83% of the outstanding common stock of CompX. NL also owns an additional 2% of CompX directly. During the first nine months of 2006, NL purchased approximately 145,000 shares of CompX common stock in market transactions for an aggregate purchase price of $2.3 million. NL accounted for this purchase as a step acquisition under the purchase method of accounting.

     We own 31% of TIMET through a wholly-owned subsidiary, and we directly own an additional 4% of TIMET. During the first nine months of 2006, we purchased approximately 607,000 shares of TIMET common stock for an aggregate purchase price of $18.7 million. TIMET owns an additional 3% of CompX, .5% of NL and less than .1% of Kronos. Because we do not consolidate TIMET, the shares of CompX Group, CompX, NL and Kronos held by TIMET are not considered as owned by us for financial reporting purposes.

                                                            Three months ended            Nine months ended
                                                              September 30,                 September 30,
                                                         -----------------------      ------------------------
                                                             2005          2006           2005            2006
                                                             ----          ----           ----            ----
                                                                               (In millions)

 Net sales:
   Chemicals                                              $292.1          $331.6       $  895.7        $  981.0
   Component products                                       47.1            48.8          139.7           146.0
   Waste management                                          3.0             2.7            7.5            10.0
                                                          ------          ------       --------        --------

     Total net sales                                      $342.2          $383.1       $1,042.9        $1,137.0
                                                          ======          ======       ========        ========

 Cost of good sold:
   Chemicals                                              $219.9          $260.0       $  652.3        $  759.9
   Component products                                       36.1            36.0          107.9           109.2
   Waste management                                          4.0             3.4           11.7            11.3
                                                          ------          ------       --------        --------

     Total cost of goods sold                             $260.0          $299.4       $  771.9        $  880.4
                                                          ======          ======       =======-        ========

 Gross margin:
   Chemicals                                              $ 72.2          $ 71.6       $  243.4        $  221.1
   Component products                                       11.0            12.8           31.8            36.8
   Waste management                                         (1.0)           (0.7)          (4.2)           (1.3)
                                                          ------          ------       --------        --------

     Total gross margin                                   $ 82.2          $ 83.7       $  271.0        $  256.6
                                                          ======          ======       ========        ========

 Operating income:
   Chemicals                                              $ 35.5          $ 32.0       $  134.2        $   98.5
   Component products                                        4.9             6.2           13.8            17.0
   Waste management                                         (2.8)           (2.4)          (9.1)           (6.1)
                                                          ------          ------       --------        --------

     Total operating income                                 37.6            35.8          138.9           109.4

 Equity in:
   TIMET                                                    15.5            19.2           48.1            61.7
   Other                                                     2.6             4.6            2.4             2.6
 General corporate items:
   Interest and dividend income                              9.4            10.4           28.9            30.8
   Securities transaction gains, net                         -                .2           20.2              .4
   Insurance recoveries                                      1.2              .1            2.4             2.9
   General expenses, net                                    (7.2)          (10.5)         (23.1)          (25.5)
   Loss on prepayment of debt                                -               -              -             (22.3)
 Interest expense                                          (16.7)          (15.8)         (52.4)          (51.8)
                                                          ------          ------       --------        --------

     Income before income taxes                           $ 42.4          $ 44.0       $  165.4        $  108.2
                                                          ======          ======       ========        ========

     In April 2006, CompX completed an acquisition of a marine component products business for aggregate cash consideration of $9.8 million, net of cash acquired. We completed this acquisition to expand the marine component products business unit of CompX. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements starting in April 2006. The purchase price has been allocated among the tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to us, assuming this acquisition had been completed as of January 1, 2005, is not material.

     Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.

Note 3 - Accounts and other receivables, net:

                                                                                December 31,        September 30,
                                                                                   2005                2006
                                                                                 ---------           ---------
                                                                                      (In thousands)

 Accounts receivable                                                              $211,156            $273,088
 Notes receivable                                                                    4,267               3,152
 Accrued interest and dividends receivable                                           6,158                  86
 Allowance for doubtful accounts                                                    (2,815)             (3,176)
                                                                                  --------            --------

       Total                                                                      $218,766            $273,150
                                                                                  ========            ========


Note 4 -       Inventories, net:

                                                                               December 31,        September 30,
                                                                                   2005                2006
                                                                               -----------         -------------
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 52,343            $ 47,865
   Component products                                                                6,725               6,202
                                                                                  --------            --------

       Total raw materials                                                          59,068              54,067
                                                                                  --------            --------

 In-process products:
   Chemicals                                                                        17,959              22,178
   Component products                                                                9,116               9,260
                                                                                  --------            --------

       Total in-process products                                                    27,075              31,438
                                                                                  --------            --------

 Finished products:
   Chemicals                                                                       150,675             132,682
   Component products                                                                6,621               8,103
                                                                                  --------            --------

       Total finished products                                                     157,296             140,785
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     39,718              45,164
                                                                                  --------            --------

       Total                                                                      $283,157            $271,454
                                                                                  ========            ========

Note 5 - Other assets:

                                                                                December 31,        September 30,
                                                                                    2005                2006
                                                                                  --------             --------
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                  $138,677            $221,453
     Preferred stock                                                                    183                 183
                                                                                   --------            --------
       Total investment in TIMET                                                    138,860             221,636

   TiO2 manufacturing joint venture                                                 115,308             114,808
   Other                                                                             16,464              18,740
                                                                                   --------            --------

       Total                                                                       $270,632            $355,184
                                                                                   ========            ========


 Other noncurrent assets:
   IBNR receivables                                                                $ 16,735            $  3,542
   Waste disposal site operating permits, net                                        14,133              19,216
   Deferred financing costs                                                           8,278               9,266
   Loans and other receivables                                                        2,502               3,081
   Restricted cash equivalents                                                          382                 401
   Other                                                                             19,609              19,893
                                                                                   --------            --------

       Total                                                                       $ 61,639            $ 55,399
                                                                                   ========            ========

     At September 30, 2006, we held 56.6 million shares of TIMET common stock with a quoted market price of $25.28 per share, or an aggregate market value of $1.4 billion. Our TIMET shares reflect the effects of a two-for-one stock split TIMET implemented in each of February and May 2006.

     Certain selected financial information of TIMET is summarized below:

                                                                              December 31,        September 30,
                                                                                  2005                2006
                                                                              ------------        -------------
                                                                                        (In millions)


  Current assets                                                               $550.3               $  717.6
  Property and equipment                                                        253.0                  295.9
  Marketable securities                                                          46.5                   44.4
  Investment in joint ventures                                                   26.0                   34.0
  Other noncurrent assets                                                        31.5                   35.7
                                                                               ------               --------

      Total assets                                                             $907.3               $1,127.6
                                                                               ======               ========


  Current liabilities                                                          $166.9               $  180.3
  Accrued pension and postretirement benefits                                    74.0                   80.5
  Long-term debt                                                                 51.4                   55.3
  Other noncurrent liabilities                                                   39.3                   35.0
  Minority interest                                                              13.5                   18.0
  Stockholders' equity                                                          562.2                  758.5
                                                                               ------               --------

      Total liabilities, minority interest and
       stockholders' equity                                                    $907.3               $1,127.6
                                                                               ======               ========

                                                                          Three months ended           Nine months ended
                                                                             September 30,                September 30,
                                                                          ------------------          -------------------
                                                                          2005          2006          2005           2006
                                                                          ----          ----          ----           ----
                                                                                            (In millions)

 Net sales                                                               $190.0       $271.8        $529.0         $859.6
 Cost of sales                                                            134.3        174.0         396.4          547.2
 Operating income                                                          51.7         84.6         108.1          273.3
 Net income attributable to common stockholders                            33.4         52.7         105.1          163.8

Note 6 -       Accrued liabilities:

                                                                                 December 31,        September 30,
                                                                                     2005                2006
                                                                                 ------------        -------------
                                                                                       (In thousands)

 Current:
   Employee benefits                                                               $ 48,341            $ 49,106
   Environmental costs                                                               16,565              12,969
   Deferred income                                                                    5,101               7,071
   Interest                                                                           1,067              15,823
   Other                                                                             58,355              80,351
                                                                                   --------            --------

       Total                                                                       $129,429            $165,320
                                                                                   ========            ========

 Noncurrent:
   Insurance claims and expenses                                                   $ 24,257            $ 10,299
   Employee benefits                                                                  4,998               6,631
   Asset retirement obligations                                                       1,381               1,537
   Deferred income                                                                      573                 476
   Other                                                                              8,119               5,844
                                                                                   --------            --------

       Total                                                                       $ 39,328            $ 24,787
                                                                                   ========            ========

Note 7 - Long-term debt:

                                                                                December 31,        September 30,
                                                                                    2005                 2006
                                                                                ------------        -------------
                                                                                       (In thousands)

 Valhi - Snake River Sugar Company                                                 $250,000            $250,000
                                                                                   --------            --------

 Subsidiary debt:
   Kronos International:
     6.5% Senior Secured Notes                                                            -             505,241
     8.875% Senior Secured Notes                                                    449,298                   -
   Kronos U.S. bank credit facility                                                  11,500              14,850
   Kronos Canadian bank credit facility                                                   -               4,495
   Other                                                                              6,637               5,044
                                                                                   --------            --------

       Total subsidiary debt                                                        467,435             529,630
                                                                                   --------            --------

       Total debt                                                                   717,435             779,630

       Less current maturities                                                        1,615               1,332
                                                                                   --------            --------

       Total long-term debt                                                        $715,820            $778,298
                                                                                   ========            ========

     Senior Secured Notes - In May 2006, we redeemed our 8.875% Senior Secured Notes at 104.437%% of their aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We funded the redemption of our 8.875% Notes through our April 2006 issuance of euro 400 million principal amount of 6.5% Senior Secured Notes due in 2013. Our 6.5% Notes were issued at 99.306% of the principal amount ($498.5 million when issued). The covenants, restrictions and collateral requirements of the new 6.5% Notes are substantially identical to those of the 8.875% Notes. We recognized a $22.3 million pre-tax interest expense charge in the second quarter of 2006 for the early extinguishment of the 8.875% Senior Secured Notes. The charge includes the call premium and the write-off of deferred financing costs and unamortized premium on the 8.875% Notes.

     Revolving Credit Facilities - During the first nine months of 2006, we borrowed a net Cdn. $5.0 million ($4.5 million when borrowed) under Kronos' Canadian revolving credit facility and a net $3.4 million under Kronos' U.S. bank credit facility. The average interest rates on the outstanding balances under these facilities at September 30, 2006 were 6.75% and 8.25%, respectively.

Note 8 - Employee benefit plans:

     Defined Benefit Plans - The components of net periodic defined benefit pension cost are presented in the table below.

                                                                   Three months ended          Nine months ended
                                                                      September 30,              September 30,
                                                                   ------------------          ------------------
                                                                    2005         2006          2005          2006
                                                                    ----         ----          ----          ----
                                                                                (In thousands)

 Service cost                                                    $ 1,974       $ 1,982      $  5,875      $  5,817
 Interest cost                                                     5,527         6,052        17,005        17,807
 Expected return on plan assets                                   (5,508)       (6,465)      (16,884)      (19,136)
 Amortization of prior service cost                                  145           117           449           343
 Amortization of net transition
  obligations and assets                                             (16)          128           259           378
 Recognized actuarial losses                                       1,093         2,303         3,369         6,734
                                                                 -------       -------      --------      --------

       Total                                                     $ 3,215       $ 4,117      $ 10,073      $ 11,943
                                                                 =======       =======      ========      ========

     Postretirement Benefits - The components of net periodic postretirement benefit cost are presented in the table below.

                                                                Three months ended          Nine months ended
                                                                   September 30,              September 30,
                                                                ------------------          ------------------
                                                                 2005         2006          2005          2006
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

 Service cost                                                    $  56          $ 73        $  165        $  215
 Interest cost                                                     483           475         1,449         1,421
 Amortization of prior service credit                             (231)          (90)         (694)         (271)
 Recognized actuarial losses (gains)                              (120)           29          (296)           86
                                                                 -----          ----        ------        ------

       Total                                                     $ 188          $487        $  624        $1,451
                                                                 =====          ====        ======        ======

     Plan Assets Invested in Related Parties - The Combined Master Retirement Trust ("CMRT") is a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates, including certain plans we maintain. The CMRT owned 10% of TIMET's outstanding common stock and 0.1% of our outstanding common stock at September 30, 2006. Because we do not consolidate the CMRT, the shares of TIMET and Valhi owned by the CMRT are not considered as being owned by us for financial reporting purposes.

     Contributions - We expect our 2006 contributions for our pension and postretirement benefit plans to be consistent with the amounts we disclosed in our 2005 Annual Report.

Note 9 - Accounts with affiliates:

                                                                                 December 31,        September 30,
                                                                                     2005                2006
                                                                                 ------------        -------------
                                                                                           (In thousands)

 Current receivables from affiliates:
   Contran - income taxes, net                                                      $    33             $   267
   Other                                                                                  1                -
                                                                                    -------             -------

       Total                                                                        $    34             $   267
                                                                                    =======             =======

 Current payables to affiliates:
   Louisiana Pigment Company                                                        $ 9,803             $10,674
   Contran - trade items                                                              3,940               5,096
   Other, net                                                                            11                  25
                                                                                    -------             -------

       Total                                                                        $13,754             $15,795
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

     During the first nine months of 2006, we purchased approximately 837,000 shares of our common stock in market transactions for an aggregate purchase price of $18.8 million. We cancelled these treasury shares, and allocated their cost to common stock at par value, additional paid-in capital and retained earnings.

     On November 1, 2006 our board of directors increased the share repurchase authorization by an additional 5.0 million shares. Also on November 1, 2006 we purchased 1.0 million shares, at a discount to the then-current market price, from our majority shareholder Valhi Holding Company at $23.50 per share or an aggregate purchase price of $23.5 million. The independent members of our board of directors approved this purchase. At November 1, 2006, approximately 4.6 million shares were available for purchase under the repurchase authorization.

Note 11 - Other income, net:

                                                      Nine months ended
                                                        September 30,
                                                    ----------------------
                                                    2005              2006
                                                    ----              ----
                                                      (In thousands)

 Securities earnings:
   Dividends and interest                          $28,854           $30,823
   Securities transactions, net                     20,213               378
                                                   -------           -------

       Total securities earnings                    49,067            31,201

 Currency transactions, net                          3,493            (2,986)
 Insurance recoveries                                2,431             2,864
 Other, net                                          2,843             3,505
                                                   -------           -------

       Total other income, net                     $57,834           $34,584
                                                   =======           =======

     On October 30, 2006 we completed the sale of certain land we own in Henderson Nevada for net proceeds of $37.8 million. We will recognize a gain of $35.3 million ($23.0 million, net of tax) in the fourth quarter of 2006 for this transaction. The land was not used in any of our operations.

Note 12 - Provision for income taxes:

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                    -------------------------
                                                                                    2005                 2006
                                                                                    ----                 ----
                                                                                          (In millions)

 Expected tax expense                                                               $ 57.9            $ 37.9
 Incremental U.S. tax and rate differences on
  equity in earnings                                                                  22.0               8.2
 Loss of German tax attribute                                                         17.5               -
 Non-U.S. tax rates                                                                    0.1              (1.4)
 Nondeductible expenses                                                                3.1               3.0
 Excess of book basis over tax basis of shares of
  Kronos common stock sold                                                             1.7               -
 Tax contingency reserve adjustment, net                                             (16.7)             (7.1)
 U.S. state income taxes, net                                                          3.8               1.2
 Canadian tax rate change                                                              -                (1.3)
 Income tax related to shares of Kronos common
  stock distributed by NL                                                              0.7               -
 Other, net                                                                           (1.4)             (0.3)
                                                                                    ------            ------

      Provision for income taxes                                                    $ 88.7            $ 40.2
                                                                                    ======            ======

 Comprehensive provision for income taxes allocated to:
   Income from continuing operations                                                $ 88.7            $ 40.2
   Discontinued operations                                                            (0.4)             (0.2)
   Additional paid-in capital                                                          0.7               -
   Other comprehensive income:
     Marketable securities                                                             0.3               0.8
     Currency translation                                                             (7.8)              6.5
                                                                                    ------            ------

                                                                                    $ 81.5            $ 47.3
                                                                                    ======            ======

     In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and the elimination of the federal surtax. The 2% reduction will be phased in from 2008 to 2010, and the federal surtax will be eliminated in 2008. As a result, during 2006 we recognized a $1.3 million income tax benefit related to the effect of such reduction on our previously-recorded net deferred income tax liability with respect to Kronos' and CompX's operations in Canada.

     Due to the favorable resolution of certain income tax audits related to Kronos' German and Belgian operations during the first six months of 2006, we recognized a $2.0 million income tax benefit related to adjustments of prior year income taxes. Due to an unfavorable resolution of certain income tax audit issues related to our German operations during the third quarter of 2006, we recognized a $2.0 million provision for income taxes related to prior year income taxes, which offset the $2.0 million benefit we recognized in the first six months of the year.

     Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

o We previously received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies for Kronos, including related interest, of approximately euro 6 million. The Belgian tax authorities filed a lien on the fixed assets of our Belgian TiO2 operations in connection with their assessment. This lien did not interfere with on-going operations at the facility. We filed a protest to this assessment, and in July 2006 the Belgian tax authorities withdrew the assessment. The lien was subsequently released.

o The Norwegian tax authorities previously notified us of their intent to assess tax deficiencies of approximately kroner 12 million relating to the years 1998 through 2000 for Kronos. We objected to this proposed assessment, and in May 2006 the Norwegian tax authorities withdrew the assessment.

     Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above, we have recognized a $9.2 million income tax benefit in the first half of 2006 related to the total reduction in our income tax contingency reserve. We increased our income tax contingency reserve by $2.1 million in the third quarter of 2006 primarily as a result of our ongoing income tax audits in Germany.

     Other U.S. and non-U.S. income tax examinations related to our operations continue, and we cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 13 - Minority interest:

                                                                              December 31,        September 30,
                                                                                  2005                2006
                                                                              --------              ---------
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                              $ 51,177              $ 53,576
   Kronos Worldwide                                                             28,167                21,698
   CompX International                                                          45,630                45,723
   Subsidiary of Kronos                                                             75                    41
                                                                              --------              --------

       Total                                                                  $125,049              $121,038
                                                                              ========              ========

                                                                                     Nine months ended
                                                                                       September 30,
                                                                               ---------------------------
                                                                               2005                   2006
                                                                               ----                   ----
                                                                                       (In thousands)

 Minority interest in net earnings - continuing operations:
   NL Industries                                                             $ 5,847                $  2,143
   Kronos Worldwide                                                            4,444                   2,032
   CompX International                                                          (473)                  2,999
   Subsidiary of Kronos                                                           61                       7
   Subsidiary of NL                                                                9                    -
                                                                             -------                --------

       Total                                                                 $ 9,888                $  7,181
                                                                             =======                ========

Note 14 - Discontinued operations:

     Discontinued operations relates to CompX's former Thomas Regout operations located in the Netherlands. Prior to December 2004, the Thomas Regout European operations were classified as held for use. In December 2004, the CompX board of directors adopted a formal disposal plan which resulted in the reclassification of the operations to held for sale. We determined that the goodwill associated with the assets held for sale was partially impaired, based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, when we classified it as held for sale, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). In January 2005, we completed the sale of Thomas Regout for net proceeds that were approximately $864,000 less than previously estimated (primarily due to higher expenses associated with the sale). These additional expenses reflect a refinement of our previous estimate of the realizable value of the Thomas Regout operations and accordingly we recognized a further impairment of goodwill. As a result, discontinued operations for the first nine months of 2005 includes a charge for the additional expenses ($272,000, net of tax and minority interest). Discontinued operations in 2006 represents an expense of $500,000 ($147,000, net of tax and minority interest) for our change in estimate of certain indemnification obligations we had to the purchaser of the Thomas Regout operations.

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

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or plaintiffs. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injuries allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on pending cases and cases that might be filed against us in the future.

     We believe these actions are without merit, and intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments been entered against us. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. We cannot reasonably estimate liability, if any, that may result. We cannot assure you that we will not incur liability in the future as a result of pending litigation due to the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If future liabilities are incurred, it could have a material adverse effect on our Consolidated Financial Statements, results of operations and liquidity.

     In one of these lead pigment cases (State of Rhode Island v. Lead Industries Association), a trial before a Rhode Island state court jury began in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. In October 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In November 2005, the State of Rhode Island began a retrial of the case on the State's claims of public nuisance, indemnity and unjust enrichment. Following the State's presentation of its case, the trial court dismissed the State's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that we and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the State's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings before the trial court. Various matters remain pending before the trial court, including our motion to dismiss and other post-trial motions which were argued in August 2006. We intend to appeal any adverse judgment which the trial court may enter against us.

     The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against us. We believe there are a number of meritorious issues which can be appealed in this case; therefore we currently believe it is not probable that we will ultimately be found liable in this matter. In addition, we cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation. However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful. Therefore it is reasonably possible we could in the near term conclude that it is probable we have incurred some liability in this Rhode Island matter that would result in recognizing a loss contingency accrual. The potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. Various other cases in which we are a defendant are also pending in other jurisdictions, and new cases could be filed against us, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. We cannot reasonably estimate the potential impact on our results of operations, financial condition or liquidity related to these matters.

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

     Environmental obligations are difficult to assess and estimate for numerous reasons including:

     o    complexity and differing interpretations of governmental regulations,
     o number of PRPs and their ability or willingness to fund such allocation of costs,
     o financial capabilities of the PRPs and the allocation of costs among them,
     o    multiplicity of possible solutions; and
     o number of years of investigatory, remedial and monitoring activity required.

     In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Because we may be jointly and severally liable for the total remediation cost at certain sites, the amount we are ultimately liable for may exceed our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimate presently can be made. Further, additional environmental matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

     We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust our environmental accruals as further information becomes available to us or circumstances change. We generally do not discounted estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of remediation costs from other parties, if any, when their receipt is deemed probable. At September 30, 2006, there were no receivables for recoveries.

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

         Changes in the accrued environmental costs during the first nine months of 2006 are as follows:

                                                                                           Amount
                                                                                       --------------
                                                                                       (In thousands)

 Balance at the beginning of the period                                                    $65,726
 Additions charged to expense, net                                                           3,840
 Payments, net                                                                              (7,242)
                                                                                           -------

 Balance at the end of the period                                                          $62,324
                                                                                           =======

 Amounts recognized in the Consolidated Balance Sheet at the end of the period:
   Current liability                                                                       $12,969
   Noncurrent liability                                                                     49,355
                                                                                           -------

       Total                                                                               $62,324
                                                                                           =======

     NL - On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. At September 30, 2006, NL had accrued $51.5 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs for sites for which NL believes it is currently possible to estimate costs is approximately $78 million, including the amount currently accrued. NL has not discounted these estimates to present value.

     At September 30, 2006, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether NL actually had any association with the site, or if NL had an association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. NL cannot estimate when enough information will become available to allow it to estimate a range of loss. The timing and availability of information on these sites is dependent on events outside of NL's control, such as when the party alleging liability provides information to NL. On certain previously inactive sites, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs. These costs could be material to us if NL were ultimately found liable.

     Tremont - Prior to 2005, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of

Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont had entered into an agreement with Halliburton Energy Services, Inc., another PRP for this site that provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration with the first hearing to be held in February 2007 to determine the final allocation of costs. On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking:

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

     On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site. Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site. The subsidiary of Tremont has also agreed with Georgia Pacific to stay the Arkansas litigation pending further developments in the Houston litigation, where the court recently agreed to stay the plaintiffs claims against Tremont and its subsidiaries, and denied Tremont's motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific. Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation. Tremont has $3.0 million accrued at September 30, 2006 which represents the probable and reasonably estimable costs to be incurred through 2008 with respect to the interim remediation measures. Tremont currently expects it will be at least 2008 before the nature and extent of any final remediation measures for this site are known. Tremont has not accrued costs for any final remediation measures at this site because no reasonable estimate can currently be made of the cost of any final remediation measures.

     TIMET - At September 30, 2006, TIMET had accrued approximately $2.0 million for environmental cleanup matters, principally related to their facility in Nevada. The upper end of the range of reasonably possible costs related to these matters, including the current accrual, is approximately $4.2 million.

     Other - We have also accrued approximately $7.8 million at September 30, 2006 for other environmental cleanup matters related to us. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

Other litigation

     NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by some of their former operations containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases remain pending, involving a total of approximately 10,700 plaintiffs and their spouses. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

     o    facts concerning our historical operations,
     o    the rate of new claims,
     o    the number of claims from which we have been dismissed; and
     o    our prior experience in the defense of these matters.

We believe the range of reasonably possible outcomes for these matters will be consistent with our historical costs (which are not material), and we do not expect any reasonably possible outcome would involve amounts that are material to us. We have and will continue to vigorously seek dismissal from each claim and/or a finding of no liability for us in each case. In addition, from time to time, we receive notices regarding asbestos or silica claims purporting to be brought against our former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from us.

     For a discussion of other legal proceedings to which we are a party, refer to the Consolidated Financial Statements included in our 2005 Annual Report and in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2006.

     As reflected in our 2005 Annual Report, Kronos' Belgian subsidiary and certain of its employees were the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at our Belgian facility in 2000. In June 2006, the appellate court upheld a finding of civil responsibility against the subsidiary, reduced by approximately 50% the fine that had been imposed against the subsidiary by the lower court, and reversed the finding of responsibility as it related to the individual Kronos employees. No appeal was taken of the appellate court's decision.

     In addition to the litigation described above, we and our affiliates are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for our environmental claims.

     We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations and liquidity beyond the accruals we have already provided.

Insurance coverage claims

     For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to the 2005 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2006. Additional information regarding such litigation, or new litigation, is below.

     Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et. al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). In August 2006, the trial court denied our motion to dismiss, and we have appealed that decision.

     NL Industries, Inc. v. American Re Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E). In September 2006, the court stayed this proceeding pending outcome of the appeal in the two New York actions.

     In September 2006, we filed a declaratory judgment action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-13934-A) seeking interpretation of a Stand-Still Agreement, which is governed by Texas law. The defendants have filed a motion to consolidate this case with the NL Industries, Inc. v. American Re Insurance Company, et al. case which we filed in April 2006. We intend to oppose consolidation of the cases.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

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

     Stock Options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. The number of non-vested equity awards issued by us or our subsidiaries as of December 31, 2005 is not material. Prior to the adoption of SFAS No. 123R we accounted for our equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. Our subsidiary NL accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded net compensation income for stock-based employee compensation of approximately $0.6 million in the first nine months of 2005, and we recorded net compensation expense of approximately $0.7 million in the third quarter of 2005. We recorded net compensation income of approximately $0.4 million in the first nine months of 2006. We recorded no material compensation income or expense in the third quarter of 2006. If we or our subsidiaries grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

     Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit we receive from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes (which for us did not represent a significant amount in the first nine months of 2006) to be reflected as a component of cash flows from financing activities in our Consolidated Financial Statements. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Uncertain Tax Positions - In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. Our current income tax accounting policies comply with this aspect of the new standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements, and we expect to finalize our analysis in the fourth quarter of 2006.

     Planned Major Maintenance Activities - In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which will become effective for us in January 2007, although early adoption is permitted. Under FSP No. AUG AIR-1 accruing in advance for major maintenance is no longer permitted. Companies that previously accrued in advance for major maintenance activities will be required to restate retroactively their financial statements to reflect a permitted method of expense for all periods presented. In the past our Chemicals Segment accrued in advance for planned major maintenance. We will restate retroactively our financial statements in the fourth quarter of 2006 to reflect the direct expense method of accounting. The adoption of the FSP will have the following effect on our previously reported net income for the periods indicated:

                                                              Increase (decrease)
                                                                 in net income
                                                          -------------------------
                                                             2005              2006
                                                             ----              ----
 Quarter Ended:                                                  (In millions)

 March 31                                                  $ .9                $ .5
 June 30                                                    (.5)                (.2)
 September 30                                                -                  (.1)
 December 31                                                (.3)                na
                                                           ----                ----

       Total                                               $ .1                $ .2
                                                           ====                ====

     Quantifying Financial Statement Misstatements - In the third quarter of 2006 the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing their views regarding the process of quantifying financial statement misstatements. The SAB is effective for us no later than the fourth quarter of 2006. According to SAB 108 both the "rollover" and "iron curtain" approaches must be considered when evaluating a misstatement for materiality. This is referred to as the "dual approach." For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach. We do not expect the adoption of SAB 108 will have a material effect on our previously reported consolidated financial position or results of operations at the date of adoption for us and our consolidated subsidiaries. TIMET is still evaluating the impact, if any, that SAB 108 will have on its Consolidated Financial Statements

     Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2007. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2007. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2007. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

     Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other
Postretirement Plans. SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets. We will recognize through other comprehensive income prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006 that we currently amortize through net periodic benefit cost. All future changes in the funded status of these plans will be recognized through comprehensive income, net of tax (either net income or other comprehensive income). We will also provide certain new disclosures related to these plans. In addition, we currently use September 30 as a measurement date for certain of our pension and postretirement benefit plans, but under this standard we will be required to use December 31 as the measurement date for all of our plans. The measurement date requirement of SFAF No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select. This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost recognized in net income.

     The asset and liability recognition and disclosure requirements of this standard will become effective for us as of December 31, 2006 and will be adopted prospectively. We will not complete the 2006 assessment of the funded status of our pension and postretirement benefit plans until after December 31, 2006. At December 31, 2005, our pension and post retirement benefit plans were under funded by $218.4 million in the aggregate, and we had a net $174.4 million liability recognized on our Consolidated Balance Sheet related to these plans. Our 2006 funded status will be based in part on certain actuarial assumptions that we cannot yet determine and differences between the actual and expected return on plan assets during the year. Therefore, we are not able to determine the impact this standard will have on our Consolidated Financial Statements; however we believe the net effect of adopting SFAS No. 158 will reduce our stockholders' equity at December 31, 2006. In addition, our investment in TIMET and out stockholders' equity will be affected by our pro-rata share of the effect to TIMET from adopting this standard, and TIMET believes the net effect of adopting SFAS No. 158 will reduce their stockholders' equity. The full disclosure of the funded status of our defined benefit pension and postretirement benefit plans at December 31, 2005 can be found in Note 16 to our 2005 Annual Report.

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Business Overview

     We are primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC ("WCS"). We are also the largest shareholder of Titanium Metals Corporation ("TIMET") although we own less than a majority interest. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC").

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

     o Waste Management - WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low level radioactive waste. WCS is in the process of obtaining regulatory authorization to expand its low-level and mixed low-level radioactive waste handling capabilities.

     In addition, we account for our 35% less than majority interest in TIMET by the equity method. TIMET is a leading global producer of titanium sponge, melted products and milled products. Titanium is used for a variety of commercial, aerospace, military, medical and other emerging markets. TIMET is also the only titanium producer with major production facilities in both of the world's principal titanium markets: the U.S. and Europe.

General

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact. Statements in this report including, but not limited to, statements found in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

     o    Future supply and demand for our products,
     o The extent of the dependence of certain of our businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the commercial aerospace industry),
     o The cyclicality of certain of our businesses (such as Kronos' TiO2 operations and TIMET's titanium metals operations),
     o The impact of certain long-term contracts on certain of our businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
     o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
     o Changes in our raw material and other operating costs (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things,
          TiO2),
     o    Competitive products and substitute products,
     o Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o    The introduction of trade barriers,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
     o Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The timing and amounts of insurance recoveries,
     o    Our ability to renew or refinance credit facilities,
     o The extent to which our subsidiaries were to become unable to pay us dividends,
     o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more likely than not" recognition criteria (such as Kronos' ability to utilize its German net operating loss carryforwards),
     o Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations),
     o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
     o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL and Tremont), and
     o    Possible future litigation.

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

Income From Continuing Operations Overview

Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2006 -

     We reported income from continuing operations of $19.6 million, or $.17 per diluted share, in the third quarter of 2006 compared to income of $13.4 million, or $.11 per diluted share, in the third quarter of 2005. Our diluted earnings per share increased from 2005 to 2006 primarily due to the net effects of:

     o lower effective income tax rate in 2006 primarily due to an unusually high provision in 2005 related to audit developments in our Chemicals Segment's operations in Germany, Belgium and Canada and a change in the permanent reinvestment conclusion for certain earnings of certain foreign subsidiaries of our Component Products Segment;
     o    higher equity in earnings from TIMET in 2006;
     o higher general expenses of NL in 2006 as a result of increased litigation costs; and
     o lower operating income from our segments in 2006, as improvements in operating income from our Component Products and Waste Management Segments were more than offset by a decline in operating income at our Chemicals Segment.

     Our income from continuing operations in 2005 includes (net of tax and minority interest, as applicable):
     o a non-cash income tax expense of $.05 per diluted share related to developments in certain income tax audits at NL and our Chemicals Segment and a change in the permanent reinvestment conclusions for earnings of certain foreign subsidiaries of our Component Products Segment; and
     o income of $.01 per diluted share related to certain income tax benefits recognized by TIMET.

         Our income from continuing operations in 2006 includes (net of tax and minority interest):

     o    income  tax  expense  of  $.02  per  diluted   share  related  to  the
          unfavorable resolution of certain income tax issues related to our Chemicals Segment's German operations.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2006 -

     We reported income from continuing operations of $60.9 million, or $.52 per diluted share, in the first nine months of 2006 compared to income of $66.7 million, or $.56 per diluted share, in the first nine months of 2005. Our diluted earnings per share declined from 2005 to 2006 due primarily to the net effects of:

     o    a charge in 2006 from the  redemption  of our  8.875%  Senior  Secured
          Notes;
     o    certain securities transaction gains realized in 2005;
     o lower operating income from our segments, as improvements in operating income from our Component Products and Waste Management Segments were more than offset by a decline in operating income at our Chemicals Segment;
     o lower effective income tax rate in 2006 primarily due to an unusually high provision in 2005 related to audit developments in our Chemicals Segment's operations in Germany, Belgium and Canada and a change in the permanent reinvestment conclusion for earnings of certain foreign subsidiaries at our Component Products Segment as well as an aggregate income tax benefit recognized by our Chemicals Segment in 2006; and
     o    higher equity in earnings from TIMET in 2006.

         Our income from continuing operations in 2005 includes (net of tax and minority interest, as applicable):

     o income related to certain income tax benefits recognized by TIMET of $.09 per diluted share;
     o gains from NL's sales of shares of Kronos common stock of $.05 per diluted share;
     o a gain from the sale of our passive interest in a Norwegian smelting operation of $.02 per diluted share;
     o income related to TIMET's sale of certain real property adjacent to its Nevada operations of $.02 per diluted share;
     o income of $.01 per diluted share related to certain insurance recoveries recognized by NL; and
     o a non-cash income tax expense of $.05 per diluted share related to developments in certain income tax audits at NL and our Chemicals Segment and a change in the permanent reinvestment conclusion for earnings of certain foreign subsidiaries of our Component Products Segment.

     Our income from continuing operations in 2006 includes (net of tax and minority interest, as applicable):
     o a charge related to the redemption of our 8.875% Senior Secured Notes of $.09 per diluted share;

     o net income tax benefit of $.05 per diluted share at our Chemicals Segment related to the net effect of the withdrawal of certain income tax assessments previously made by Belgian and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in Canadian federal income tax rates offset by the unfavorable resolution of certain other income tax issues related to our German operations; and
     o income of $.01 per diluted share related to certain insurance recoveries recognized by NL.

The third quarter and the first nine month amounts are more fully discussed below.

     We currently believe net income for the full year 2006 will be higher than 2005, as the gain from the land we sold in the fourth quarter of this year and our higher equity in earnings of TIMET are expected to more than offset our lower expected operating income from our Chemicals Segment. See Note 11 to the Consolidated Financial Statements.

Segment Operating Results - 2005 Compared to 2006 -

Chemicals -

     We consider TiO2 to be a "quality of life" product, with demand affected by gross domestic product (or "GDP") in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe our customers' inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.

     The factors having the most impact on our reported operating results are:

     o    Our TiO2 average selling prices;
     o Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar);
     o    Our TiO2 sales and production volumes; and
     o Our manufacturing costs, particularly maintenance and energy-related expenses.

     The key performance indicators for our Chemicals Segment are TiO2 average selling prices, and TiO2 sales and production volumes.

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                             -----------------------------          --------------------------
                                             2005          2006  % Change         2005       2006   % Change
                                             ----          ----   --------        ----       ----   --------
                                                              (Dollars in millions)

 Net sales                                 $292.1        $331.6      14 %        $895.7     $981.0     10 %
 Cost of sales                              219.9         260.0      18 %         652.3      759.9     17 %
                                           ------        ------                  ------     ------

 Gross margin                              $ 72.2        $ 71.6      (1)%        $243.4     $221.1     (9)%
                                           ======        ======                  ======     ======

 Operating income                          $ 35.5        $ 32.0     (10)%        $134.2     $ 98.5    (27)%

 Percent of net sales:
   Cost of goods sold                         75%           78%                     73%        77%
   Gross margin                               25%           22%                     27%        23%
   Operating income                           12%           10%                     15%        10%

 TiO2 operating statistics:
   Sales volumes*                             119           132      11 %           356        396     11 %
   Production volumes*                        122           126       3 %           371        383      3 %

 Percent change in net
  sales:
   TiO2 Product pricing                                              (1)%                               - %
   TiO2 Sales volumes                                                11 %                              11 %
   TiO2 product mix                                                   1 %                               - %
   Changes in currency exchange rates                                 3 %                              (1)%
                                                                     --                               ---

                                                                     14 %                              10 %
                                                                    ===                               ===


* Thousands of metric tons

     Net Sales - Our Chemicals Segment's sales increased significantly in the third quarter of 2006 compared to the third quarter of 2005 due primarily to an 11% increase in TiO2 sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $9 million, or 3%, somewhat offset by a 1% decrease in average TiO2 selling prices. Chemicals sales also increased significantly in the first nine months of 2006 compared to the first nine months of 2005 primarily due to an 11% increase in TiO2 sales volumes, somewhat offset by the unfavorable effect of changes in currency exchange rates, which decreased our Chemicals Segment's sales by approximately $11 million, or 1%. We expect selling prices in the fourth quarter of 2006 to decline slightly from the third quarter of 2006.

     Our Chemicals Segment's sales volumes in the first nine months of 2006 were a new record for us. The increase in our TiO2 sales volumes in 2006 was due primarily to higher sales volumes in the United States, Europe and in export markets, which were partially offset by lower sales volumes in Canada. Our sales volumes in Canada have been impacted by decreased demand for TiO2 used in paper products. We expect demand for TiO2 will continue to remain high for the remainder of the year.

     Cost of Sales - Our Chemicals Segment's cost of sales increased in 2006 primarily due to the impact of higher sales volumes and higher operating costs. Cost of sales as a percentage of sales increased in 2006 primarily due to increases in raw material and utility costs (primarily energy costs) and currency fluctuations (primarily the Canadian dollar). We estimate our raw material and utility costs increased 4% and 24%, respectively, in the third quarter of 2006 compared to the same period last year and 5% and 21%, respectively, in the first nine months of 2006 compared to 2005. The negative impact of the increase in raw materials and energy costs on our Chemicals Segment's gross margin and operating income comparisons was somewhat offset by record TiO2 production volumes which increased 3% in both the third quarter and first nine months of 2006 compared to the same period of 2005. We continued to gain operational efficiencies by enhancing our processes and debottlenecking production to meet long-term demand. Our operating rates were near full capacity in both periods, and our TiO2 production volumes in the third quarter and first nine months of 2006 were new records for us.

     Through our debottlenecking program, we added finishing capacity in our German chloride-process facility which along with equipment upgrades and enhancements in several locations, have allowed us to reduce downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. We believe our annual attainable TiO2 production capacity for 2006 is approximately 515,000 metric tons, with some additional capacity expected to be available in 2007 through our continued debottlenecking efforts.

     Operating Income - Our Chemicals Segment's operating income declined in 2006 primarily due to of the decrease in gross margin and the effect of fluctuations in foreign currency exchange rates. While our sales volumes were higher in 2006, our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily raw materials and energy costs). Changes in currency rates also negatively affected our gross margin. We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by $3 million and $18 million in the third quarter and first nine months of 2006 compared to 2005.

     Our Chemicals Segment's operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of goods sold. We recognized an additional $12.6 million of depreciation expense in the first nine months of 2005 and $12.3 million in the first nine months of 2006, which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

     Foreign Currency Exchange Rates - Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment's net sales and operating income in 2006 as compared to 2005.

                                                                                Increase (decrease)
                                                                  -----------------------------------------------
                                                                  Three months ended            Nine months ended
                                                                  September 30, 2006           September 30, 2006
                                                                       vs. 2005                     vs. 2005
                                                                  -----------------             -----------------
                                                                                   (In millions)
Impact on:
  Net sales                                                                    $ 9                          $(11)
  Operating income                                                              (3)                          (18)

     Other - On September 22, 2005, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although there was minimal storm damage to core processing facilities, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. LPC expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and we believe insurance will cover our lost profits (subject to applicable deductibles) resulting from our share of the lost production at LPC. We and LPC have both filed claims with our respective insurers. We expect to recover our losses through the insurer in the fourth quarter of 2006 or early 2007, although we do not know the amount and timing of the insurance recovery yet. Accordingly, we have not accrued a receivable for the amount of the insurance claim and will not record the claim until we finalize negotiations with the insurer. The effect on our Chemicals Segment's operating results will depend on the timing and amount of insurance recoveries.

     Outlook - We expect our Chemicals Segment's operating income in the fourth quarter of 2006 will continue to be lower than the fourth quarter of 2005 primarily due to continued downward pricing pressures and increased raw material and energy costs. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from our expectations, our Chemicals Segment results of operations could be unfavorably affected.

Component Products -

     The key performance indicator for our Component Products Segment is operating income margin.

                                                Three months ended                     Nine months ended
                                                   September 30,                         September 30,
                                           -----------------------------      ------------------------------
                                           2005          2006   % Change       2005        2006      % Change
                                           ----          ----   --------       ----        ----      --------
                                                              (Dollars in millions)

 Net sales                                 $47.1         $48.8      4%         $139.7     $146.0       4%
 Cost of sales                              36.1          36.0      -%          107.9      109.2       1%
                                           -----         -----                 ------     ------

 Gross margin                              $11.0         $12.8     17%         $ 31.8     $ 36.8      16%
                                           =====         =====                 ======     ======

 Operating income                          $ 4.9         $ 6.2     27%         $ 13.8     $ 17.0      23%

 Percent of net sales:
   Cost of goods sold                        77%           74%                    77%        75%
   Gross margin                              23%           26%                    23%        25%
   Operating income                          10%           13%                    10%        12%

     Net Sales - Our Component Products Segment's sales increased in the third quarter and first nine months of 2006 as compared to the third quarter and first nine months of 2005 mainly due to new sales volumes generated from the August 2005 and April 2006 acquisitions of two marine component businesses, which increased by $2.1 million and $10.4 million in the third quarter and first nine months of 2006, respectively, and increased sales volumes of security products due to improved demand and the favorable effects of foreign currency exchange rates. These sales gains were offset by lower sales volumes for certain furniture component products resulting from competition from lower-priced Asian manufacturers.

     Cost of Sales - Our Component Products Segment's cost of goods sold increased in 2006 as compared to 2005 due to the increase in sales volumes. As a percent of sales, Component Products cost of goods sold was lower in 2006 as compared to 2005 primarily due to improvements in product mix as the decline in lower-margin furniture components sales were offset by increased sales of higher-margin security and our marine component products.

     Operating Income - Our Component Products Segment's gross margin and operating income increased in 2006 primarily due to the increase in sales and more favorable product mix as well as decreased operational costs as a result of a continuous focus on reducing costs across all product lines, partially offset by the negative impact of currency exchange rates.

     Foreign Currency Exchange Rates - Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan. The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Component Products Segment's sales and operating income in 2006 as compared to 2005.

                                                                               Increase (decrease)
                                                                  -----------------------------------------------
                                                                  Three months ended            Nine months ended
                                                                  September 30, 2006           September 30, 2006
                                                                       vs. 2005                     vs. 2005
                                                                  -----------------             -----------------
                                                                                  (In thousands)
Impact on:
  Net sales                                                                  $ 265                       $ 1,009
  Operating income                                                            (226)                       (1,178)

     Outlook - The component product markets we operate in are highly competitive in terms of product pricing and features. Our Component Products Segment's strategy is to focus on areas where we can provide products that have value-added, user-oriented features which enable our customers to compete more effectively in their markets. One of the focal points of our strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. While this strategy is likely to result in lower volumes in the short term, we expect the long-term effect will increase both sales and profits. Additionally, we believe our focus on collaborating with customers to identify solutions and our ability to provide a high level of customer service enable us to compete effectively. In response to competitive pricing pressure, we continually focus on reducing production costs through product reengineering, improvement in manufacturing processes or moving production to lower cost facilities.

     Raw material prices, especially steel, zinc and copper continue to be volatile putting pressure on our Component Products Segment's margins. We are actively mitigating the margin impact by entering into raw material supply agreements in order to stabilize costs for a period of time, executing larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, passing on cost increases to our customers through surcharges and price increases. To date we have been able to effectively mitigate the impact of higher raw material costs on our margins, however, we may not be able to achieve these same results in future periods.

Waste Management -

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                                     -------------------                ------------------
                                                     2005           2006                2005          2006
                                                     ----           ----                ----          ----
                                                                          (In millions)

 Net sales                                           $ 3.0        $ 2.7                $ 7.5         $10.0
 Cost of goods sold                                    4.0          3.4                 11.7          11.3
                                                     -----        -----                -----         -----

 Gross margin                                        $(1.0)       $(0.7)               $(4.2)        $(1.3)
                                                     =====        =====                =====         =====

 Operating loss                                      $(2.8)       $(2.4)               $(9.1)        $(6.1)

     General - We continue to operate our Waste Management facility owned by WCS on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct 11.e(2) waste material and for a broad range of low-level and mixed low-level radioactive wastes. We have previously filed license applications for such disposal capabilities with the applicable Texas state agencies, but we are uncertain as to the length of time it will take for the agencies to complete their reviews and act upon our license applications. We currently believe the applicable state agency will not issue a final decision on our application for 11.e(2) waste material until late 2008, but we do not expect to receive a final decision on our application for the low-level and mixed low-level radioactive waste disposal capability until January 2009. We do not know if we will be successful in obtaining these licenses. While the approvals for these licenses are still in process, we currently have permits which allow us to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

     Net sales and operating loss - Our Waste Management Segment's sales increased during the first nine months of 2006 compared to 2005, and our Waste Management operating loss decreased, in 2006 as compared to the same periods in 2005 as we obtained new customers and existing customers increased their utilization of our waste management services. Sales for the third quarter decreased slightly from the prior year due to lower direct land fill revenue. We continue to seek to increase our Waste Management Segment's sales volumes from waste streams permitted under our current licenses.

     Outlook - We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to further increase Waste Management Segment's sales, and decrease Waste Management Segment's operating losses, in 2007. Our ability to achieve increased Waste Management Segment's sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment's sales volumes, we expect we wll continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have obtained the licenses discussed above.

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

Equity in earnings of TIMET -

                                                           Three months ended                Nine months ended
                                                             September 30,                     September 30,
                                                     ------------------------------     ---------------------------
                                                     2005         2006     % Change     2005      2006     % Change
                                                     ----         ----     --------     ----      ----     --------
                                                                      (Dollars in millions)

 As reported by TIMET:
   Net sales                                        $190.0      $271.8       43 %     $529.0     $859.6       62 %
   Cost of sales                                     134.3       174.0       30 %      396.4      547.2       38 %
                                                    ------      ------                ------     ------

   Gross margin                                       55.7        97.8       75 %      132.6      312.4      136 %
   Other operating expenses,  net                      4.0        13.2      230 %       24.5       39.1       60 %
                                                    ------      ------                ------     ------

       Operating income                               51.7        84.6       63 %      108.1      273.3      153 %

   Interest expense                                   (1.1)        (.8)                 (2.7)      (2.4)
   Other, net                                          1.4          .6                  17.5        (.8)
                                                    ------      ------                ------     ------
     Pre-tax income                                   52.0        84.4                 122.9      270.1

   Provision for income taxes                        (14.4)      (28.6)                 (4.9)     (94.7)
   Minority interest                                  (1.3)       (1.6)                 (3.4)      (6.2)
   Dividends on preferred stock                       (2.9)       (1.5)                 (9.5)      (5.4)
                                                    ------      ------                ------     ------

   Net income attributable to
    common stock holders                            $ 33.4      $ 52.7       58 %     $105.1     $163.8       56 %
                                                    ======      ======                ======     ======

 Equity in earnings of TIMET                        $ 15.5      $ 19.2       24 %     $ 48.1     $ 61.7       28 %
                                                    ======      ======                ======     ======

 Percent of net sales:
   Cost of goods sold                                  71%         64%                   75%        64%
   Gross margin                                        29%         36%                   25%        36%
   Operating income                                    27%         31%                   20%        32%

 Shipment volumes (metric tons):
   Melted products                                   1,345       1,275       (5)%      4,120      4,280        4 %
   Mill products                                     2,940       3,150        7 %      9,380     10,575       13 %
                                                    ------      ------                ------     ------

       Total                                         4,285       4,425        3 %     13,500     14,855       10 %
                                                    ======      ======                ======     ======

 Average selling price ($ per kilogram):
   Melted products                                  $23.15      $38.95       68 %     $18.70     $36.45       95 %
   Mill products                                     43.60       59.75       37 %      39.85      56.80       43 %

     Net Sales - We experienced significant growth in our Titanium Metals sales and operating income during 2006 as compared to 2005, as we and the titanium industry as a whole have benefited from significantly increased demand for titanium across all industry sectors that has driven melted and mill titanium prices to record levels. As a result of these market factors, our average selling prices for melted and milled products in the third quarter of 2006 increased 68% and 37%, respectively, over the same period in 2005. For the first nine months of 2006, these average selling prices increased 95% and 43%, respectively.

     Our combined volumes of melted and mill product shipments during the third quarter of 2006 were consistent with the volumes of shipments in the prior year period, but in response to market demands, our product mix shifted toward an increased level of mill products. For the first nine months of 2006, we have delivered 4% more melted products and 13% more mill products compared to the 2005 period. In addition, other product sales have also increased 10% and 32%, respectively, in the third quarter and first nine months of 2006 compared to the same periods in the prior year due principally to improved demand for our fabrication products.

     Our ability to grow sales through sales volumes increases is limited by capacity constraints. We are currently producing at approximately 88% of capacity at the majority of our Titanium Metals facilities. As a result of current production levels, current demand and future outlook for demand for our titanium products, we have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand. We expect to maintain production levels near 90% of practical capacity for the remainder of 2006.

     Cost of sales and gross margin - Our cost of sales increased significantly in 2006. A substantial portion of the increase in our cost of sales is due to higher cost of raw materials, including purchased titanium sponge and purchased titanium scrap. The higher cost of our purchased sponge is due principally to our utilization in 2005 of lower-cost sponge we had purchased from the U.S. Defense Logistics Agency stockpile. We purchased sponge from the DLA stockpile since 2000, but the stockpile was fully depleted in 2005. The higher cost of our purchased titanium scrap is due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent. The impact of market increases in the cost of sponge and scrap was mitigated in part because certain of our raw material purchases are subject to long term agreements. In addition to the impact of higher raw material costs, our cost of sales increased as we increased our manufacturing employee headcount by approximately 170 full time equivalents in the first nine months of 2006 compared to the 2005 in order to support the continued growth of our business. These negative cost increases were somewhat offset by a favorably product mix and plant operating rates, which increased to 88% of practical capacity in the first nine months of 2006 from 78% in the first nine months of 2005

     Equity in Earnings of TIMET - Our Titanium Metals comparisons were also negatively impacted in 2006 by a $1.3 million charge we recognized for a change in estimate of the aggregate liability for worker's compensation bonds issued on behalf of a former subsidiary of TIMET, Freedom Forge Corporation. During the second quarter of 2005, we realized a pre-tax gain of $13.9 million on the sale of property and during the third quarter of 2005 we recognized a pre-tax gain of $8.3 million on the Boeing take-or-pay agreement. TIMET's effective income tax rate is significantly higher in 2006 as compared to 2005, primarily due to TIMET's reversal during the first nine months of 2005 of $41.3 million of its valuation allowance attributable to its U.S. and U.K. deferred income tax assets.

     Outlook - We continued to achieve record levels for net sales, operating income and net income through the first nine months of 2006. These operating results were largely driven by increased demand in the commercial aerospace sector and improved production levels. Capacity constraints for both melted and mill products in the titanium industry coupled with a relatively short supply of raw materials also contributed to improved selling prices for both melted and mill products. With our plant production levels near practical capacity, our ability to grow sales through volume increases depends upon the successful execution of our ongoing capacity expansion plans. We have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand, as further discussed below. We are also in the process of pursuing additional capacity expansion alternatives in melting and mill products conversion, which could provide a significant increase in existing production capabilities. Our backlog at September 30, 2006 was $1.0 billion, compared to $870 million at December 31, 2005 and $710 million at September 30, 2005.

     We expect that current industry-wide demand trends will continue through 2011. However, we are seeing a near-term adjustment relative to the production delays for the Airbus A380 commercial aircraft. We do not know the degree to which our average selling prices will continue to increase as a result of the expected continuing improvement in demand. We currently expect production volumes to remain at current levels for the remainder of 2006, with overall capacity utilization expected to approximate 90% of practical capacity for the full year 2006 (as compared to 80% in 2005). However, partical capacity utilization measures can vary significantly based on product mix. We further anticipate maintaining high production levels through 2007, and once our additional electron beam ("EB") cold hearth melt capacity becomes operational in 2008, we anticipate our EB melt practical capacity to increase 54% or 8,500 metric tons.

     Our business is more dependent on commercial aerospace demand than the titanium industry as a whole. We monitor various information sources including The Airline Monitor, a leading aerospace publication, for commercial aerospace industry demand and forecast information. In July 2006, The Airline Monitor, issued its latest forecast for commercial aircraft deliveries. This forecast delays the expected delivery timeline for approximately one percent of the planes previously forecasted for delivery in 2006 and 2007. However, with an increase in expected deliveries from 2008 through 2010, this forecast confirms the previously projected trend of increasing large commercial aircraft deliveries in the five years ending in 2010, and the current estimate of 3,800 delivered aircraft exceeds previous five-year estimates by 80 planes. The current estimate of large commercial aircraft deliveries through 2010 includes 210 Boeing 787 wide bodies (which currently require a higher percentage of titanium in their airframes, engines and other parts than any other commercial aircraft). This updated forecast supports our belief that the titanium industry is in the early stages of the business cycle and that current industry-wide demand trends will likely continue through 2011.

     Raw materials including titanium sponge, scrap and alloys, represent the largest portion of our manufacturing cost structure. We expect the availability of certain raw materials to remain tight in the near term and improve as announced capacity expansion becomes operational in early 2007. Consequently, we expect the prices for these raw materials to remain high in 2007. Increased energy costs also continue to have a negative impact on gross margin. In addition, we have certain long-term customer agreements that will somewhat limit our ability to pass on all of our increased raw material costs. However, we expect that the impact of higher average selling prices for melted and mill products in the remainder of 2006 will more than offset such increased raw materials costs, as has been the case to date during 2006. If our raw material costs continue to increase, we do not know if we will be able to continue to increase our average selling prices to completely offset such increased costs. If this were to occur, our gross margins would be negatively impacted.

     Based on the foregoing, we anticipate TIMET's full year 2006 net sales revenue to range from $1.1 billion to $1.2 billion and full year 2006 operating income to range from $350 million to $365 million.

     Other - We account for our interest in TIMET by the equity method. Our equity in earnings in TIMET is net of amortization and purchase accounting adjustments made in conjunction with our acquisition of our interest in TIMET. As a result, our equity in earnings differs from the amount that would be expected by applying our ownership percentage to TIMET's stand-alone earnings. The net effect of these differences increased our equity in earnings in TIMET by $3.2 million in the first nine months of 2005 and $3.1 million in the first nine months of 2006. The percentage increases in our equity in earnings of TIMET in 2006 as compared to the same periods in 2005 are lower than the percentage increases in TIMET's separately-reported net income attributable to common stockholders during the same periods because we owned a lower percentage of TIMET in 2006 as compared to 2005 due to TIMET's issuance of shares of its common stock, primarily from the conversion of shares of its convertible preferred stock into TIMET common stock and the exercise of options to purchase TIMET common stock held by its employees.

General Corporate Items, Interest Expense, Provision for Income Taxes, Minority Interest and Discontinued Operations - 2006 Compared to 2005

     Interest and Dividend Income - A significant portion of our interest and dividend income in both 2005 and 2006 relates to the distributions we received from The Amalgamated Sugar Company LLC and, in 2005, from the interest income we earned on our $80 million loan to Snake River Sugar Company that Snake River prepaid in October 2005. We recognized dividend income from the LLC of $6.3 million and $18.7 million in the third quarter and first nine months of 2005, respectively, compared to $8.1 million and $22.5 million in the third quarter and first nine months of 2006. We also recognized interest income on our $80 million loan to Snake River of $1.3 million and $4.0 million in the third quarter and first nine months of 2005.

     In October 2005, we and Snake River amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including us) as compared to levels required under the prior Company Agreement. Under the new agreement, we should receive aggregate annual distributions from the LLC of approximately $25.4 million. In addition, assuming certain specified conditions are met (which were met during the fourth quarter of 2005 and the first nine months of 2006, and which we expect will continue to be met during the remainder of the 2006), the LLC would be required to distribute to us at least an additional $25 million during the 15-month period ending December 31, 2006. This distribution is in addition to the $25.4 million distribution noted above. We received approximately $19 million of this additional amount in the fourth quarter of 2005, and we expect the LLC will pay us the remaining $6 million during 2006 (including approximately $3.5 million which the LLC has paid us during the first nine months of the year). We expect our interest and dividend income for all of 2006 will be lower than 2005, due to the one-time $19 million in dividend distributions we received from the LLC in the fourth quarter of 2005.

     Insurance Recoveries - NL has reached an agreement with a former insurance carrier in which the carrier will reimburse NL for a portion of its past and future lead pigment litigation defense costs. NL received approximately $1.1 million during the first nine months of 2006 under the agreement. We are not able to determine how much NL will ultimately recover from the carrier for past defense costs incurred by NL because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.

     NL also received $1.8 million in insurance recoveries in the first nine months of 2006 in settlements with certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached in the past few years (including $1.2 million in the third quarter of 2005), resolved court proceedings in which NL sought reimbursement from carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. We do not expect NL will receive any further material insurance settlements relating to litigation concerning environmental remediation coverages.

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

     Corporate Expenses, Net - Corporate expenses were $3.3 million and $2.4 million higher in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005, primarily due to higher litigation and related expenses and to higher environmental remediation expenses at NL. We expect corporate expenses in calendar 2006 will be higher than 2005, in part due to higher expected litigation and related expenses at NL.

     Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur during the fourth quarter of 2006, our corporate expenses would be higher than our current estimates. See Note 15 to the Condensed Consolidated Financial Statements.

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

     Interest expense decreased $.9 million from $16.7 million in the third quarter of 2005 to $15.8 million in the third quarter of 2006. Interest expense was lower in the third quarter of 2006 because we replaced the 8.875% Senior

Secured Notes with 6.5% Senior Secured Notes during the second quarter of 2006. This interest savings was partially offset by changes in currency exchange rates in 2006 compared to 2005. Interest expense in the first nine months of 2006 decreased slightly compared to the first nine months of 2005, as the decreased interest rate on the Notes offset the effect of the 30 days of interest expense in April when both Senior Secured Notes were outstanding and the changes in currency exchange rates.

     Assuming currency exchange rates do not change significantly from their current levels, we expect interest expense will be lower in the fourth quarter of 2006 as compared to the quarterly interest expense in the first nine months of the year due to the lower interest expense associated with the 6.5% Senior Secured Notes as compared to the 8.875% Senior Secured Notes.

     Provision for Income Taxes - Our income tax expense was $22.1 million in the third quarter of 2006 compared $29.4 million in the third quarter of 2005. For the first nine months of 2006, our income tax expense was $40.2 million compared to $88.7 million in the first nine months of 2005. The 2005 overall effective income tax rate was unusually high due to the loss of certain favorable income tax attributes in Germany and a change in the permanent reinvestment of earnings conclusion for certain foreign subsidiaries of our Component Products Segment. Our income tax expense in 2006 includes:
     o an income tax benefit of $9.2 million resulting from the reduction in our income tax contingency reserves related to favorable developments of income tax audit issues in Belgium and Norway;
     o a $2.1 million provision for income taxes resulting from the increase in our income tax contingency reserve principally related to our ongoing income tax audits, in Germany;
     o an income tax benefit of $2.0 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium;
     o a $2.0 million provision for income taxes related to the unfavorable resolution of certain income tax audit issues in Germany; and
     o a $1.3 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

Substantially all of this aggregate income tax benefit was recognized in the second quarter of 2006. See Note 12 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

     Minority Interest in Continuing Operations - Minority interest in earnings declined $2.7 million in the first nine months of 2006 to $7.2 million from $9.9 million in the same period in the prior year, primarily due to lower income at both Kronos and NL, offset in part by higher earnings of CompX. In addition, we purchased additional shares of Kronos and CompX common stock during the last half of 2005 and the first nine months of 2006 which increased our ownership of these companies as compared to last year. See Note 13 to the Condensed Consolidated Financial Statements.

     Discontinued Operations - Discontinued operations relates to the former Thomas Regout operations of CompX located in the Netherlands. Discontinued operations in 2005 consists of additional expenses we incurred with the sale of Thomas Regout. Discontinued operations in 2006 relates to a change in our estimate of certain indemnification obligations we had to the purchaser of the Thomas Regout. See Note 14 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

     Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

     Cash flows provided by our operating activities increased from $39.4 million in the first nine months of 2005 to $58.9 million in the first nine months of 2006. This increase in cash provided was due primarily to the net effects of the following items:

     o higher net cash provided by changes in receivables, inventories, payables and accrued liabilities in 2006 of $58.5 million, due primarily to relative changes in Kronos' inventory levels;
     o lower consolidated operating income in 2006 of $29.5 million, due primarily to the lower earnings in our Chemicals Segment;
     o lower cash paid for income taxes in 2006 of $23.0 million, due in part to a $21.0 million tax payment we made in 2005 to settle a previously-reported income tax audit of NL in the U.S.;
     o the $20.9 million call premium we paid in 2006 when we prepaid our 8.875% Senior Secured Notes, which GAAP requires to be included in the determination of cash flows from operating activities;
     o lower cash paid for interest in 2006 of $4.9 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (which paid interest semiannually in June and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (which will pay interest semiannually in April and October starting in October 2006);
     o lower distributions received from our Louisiana joint venture of $4.6 million due to relative changes in their cash requirements in 2006; and
     o lower cash paid for environmental remediation expenditures of $4.5 million in 2006.

     Changes in working capital were affected by accounts receivable and inventory changes. Kronos' average days sales outstanding ("DSO") increased from 55 days at December 31, 2005 to 65 days at September 30, 2006 due to the timing of collection on higher accounts receivable balances at the end of September. CompX's average DSO increased from 40 days at December 31, 2005 to 43 days at September 30, 2006 due to timing of collection on the higher accounts receivable balance at the end of September. For comparative purposes, Kronos' average DSO increased slightly from 60 days at December 31, 2004 to 61 days at September 30, 2005, and CompX's average DSO increased from 38 days to 43 days, due to the timing of collection on their slightly higher accounts receivable balances at the end of September 2005.

     Kronos' average days sales in inventory ("DSI") decreased from 102 days at December 31, 2005 to 87 days at September 30, 2006, as their record TiO2 production volumes in the first nine months of 2006 was exceeded by their record TiO2 sales volumes during the period. CompX's average DSI increased slightly from 59 days at December 31, 2005 to 60 days at September 30, 2006 due primarily to their higher cost of commodity raw materials at September 30, 2006 as compared to December 31, 2005. For comparative purposes, Kronos' average DSI increased from 97 days at December 31, 2004 to 105 days at September 30, 2006 because production volumes were higher than sales volumes during the period, and CompX's average DSI increased from 52 days, at December 31, 2004 to 57 days at September 30, 2005 primarily as a result of lower commodity costs.

     We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

                                                                                          Nine months ended
                                                                                           September 30,
                                                                                       ----------------------
                                                                                         2005            2006
                                                                                         ----            ----
                                                                                            (In millions)

Cash provided by (used in) operating activities:
  Kronos                                                                               $ 69.3          $ 50.3
  CompX                                                                                  14.2            19.7
  Waste Control Specialists                                                              (5.6)           (1.5)
  NL Parent                                                                             (27.0)           (1.7)
  Tremont                                                                                (2.3)           (1.7)
  Valhi Parent                                                                           50.3            48.6
  Other                                                                                   (.7)           (0.8)
  Eliminations                                                                          (58.8)          (54.0)
                                                                                       ------          ------

      Total                                                                            $ 39.4          $ 58.9
                                                                                       ======          ======

Investing and Financing Activities -

     Our Chemicals Segment accounted for approximately $26.8 million of our consolidated capital expenditures in the first nine months of 2006, $9.1 million for our Component Products Segment with substantially all of the remainder for our Waste Management Segment.

     We purchased the following securities in market transactions during the first nine months of 2006:
     o shares of Kronos common stock for $25.2 million; o shares of TIMET common stock for $18.7 million;
     o    shares of CompX common stock for $2.3 million; and
     o    other marketable securities for a net of $26.5 million.

     In addition, during the first nine months of 2006 we:
     o    sold other marketable securities for $27.0 million;
     o acquired a marine components products company for approximately $9.8 million; and
     o capitalized $5.4 million of expenditures related to WCS' permitting efforts.

See Note 2 to the Condensed Consolidated Financial Statements.

     In April 2006, we issued euro 400 million aggregate principal amount of our 6.5% Senior Secured Notes due 2013 ($498.5 million when issued), and used the proceeds to redeem our euro 375 million aggregate principal amount of 8.875% Senior Secured Notes in May 2006 ($470.5 million when redeemed). In addition, we borrowed a net Cdn. $5.0 million ($4.5 million when borrowed) under Kronos'
Canadian revolving credit facility and $3.4 million under Kronos' U.S. bank credit facility, and CompX repaid $1.5 million of its indebtedness. See Note 7 to the Condensed Consolidated Financial Statements.

     We paid aggregate cash dividends on our common stock of $36.1 million ($.10 per share per quarter) in the first nine months of 2006 to our shareholders. Distributions to minority interest in the first nine months of 2006 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, and CompX dividends paid to shareholders other than NL.

     We purchased approximately 837,000 shares of our common stock in market transactions for $18.8 million during the first nine months of 2006. We funded these purchases with our available cash on hand. We and some of our subsidiaries issued a nominal amount of common stock upon the exercise of stock options.

Outstanding Debt Obligations

     At September 30, 2006, our consolidated third-party indebtedness was comprised of:
     o KII's euro 400 million aggregate principal amount 6.5% Senior Secured Notes ($505.2 million at September, 30, 2006, including the effect of the unamortized original issue discount) due in 2013,
     o    Our $250 million loan from Snake River Sugar Company due in 2027,
     o Kronos' U.S. revolving bank credit facility ($14.9 million outstanding) due in 2008,
     o Kronos' Canadian bank credit facility ($4.5 million outstanding) due in 2009, and
     o    $5.0 million of other indebtedness.

     We and all of our subsidiaries are in compliance with all of our debt covenants at September 30, 2006. See Note 7 to the Condensed Consolidated Financial Statements. At September 30, 2006, only $1.3 million of our indebtedness is due within the next twelve months, and therefore we do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

     Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.


Future Cash Requirements

Liquidity -

     Our primary source of liquidity on an ongoing basis is our cash flows from operating activities and borrowings under various lines of credit and notes. We generally use these amounts to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and
(iii) provide for the payment of dividends (including dividends paid to us by our subsidiaries) or treasury stock purchases. From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities (including the acquisition of securities issued by our subsidiaries and affiliates) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Occasionally we sell assets outside the ordinary course of business, and we generally use the proceeds to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

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

     We periodically evaluate acquisitions of interests in or combinations with companies (including our affiliates) that may or may not be engaged in businesses related to our current businesses. We intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing indebtedness. From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

     Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2007) and our long-term obligations (defined as the five-year period ending December 31, 2010, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

     At September 30, 2006, we had credit available under existing facilities of $283.3 million, which was comprised of:
     o    $135.0  million  under  Kronos'  various  U.S.  and  non-U.S.   credit
          facilities;
     o    $98.3 million under Valhi's revolving bank credit facility; and
     o    $50.0 million under CompX's revolving credit facility.

At September 30, 2006, TIMET had $157.8 million of borrowing availability under its various U.S. and European credit agreements.

     At September 30, 2006, we had an aggregate of $233.1 million of restricted and unrestricted cash, cash equivalents and marketable securities. A detail by entity is presented in the table below.

                                                                      Amount
                                                                   -------------
                                                                   (In millions)

  Valhi Parent                                                        $ 63.2
  Kronos                                                                92.4
  NL Parent                                                             37.7
  CompX                                                                 25.8
  Tremont                                                               10.0
  Waste Control Specialists                                              4.0
                                                                      ------

Total cash, cash equivalents, and marketable securities               $233.1
                                                                      ======

Capital Expenditures -

     We intend to invest a total of approximately $67 million for capital expenditures during 2006. Capital expenditures are primarily for improvements and upgrades to existing facilities. We spent $36.5 million though September 30, 2006.

     TIMET  intends  to invest a total of  approximately  $100  million  to $110 million for capital expenditures during 2006, primarily for improvements and upgrades to our existing TIMET facilities, including expansions of sponge and melting capacity, and other additions of plant machinery and equipment. In May 2005, we announced plans to expand TIMET's existing titanium sponge facility in Nevada. This expansion, which we currently expect to commence start up and commissioning near the end of 2006, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at the Nevada facility. In April 2006, we announced plans to expand TIMET's electron beam cold hearth melt capacity in Pennsylvania. This expansion, which we currently expect will be completed by early 2008, will have, depending on product mix, the capacity to produce an additional 8,500 metric tons of melted products, an increase of approximately 54% over the current production capacity levels at the Pennsylvania facility.

Repurchases of our Common Stock -

     We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At November 1, 2006 we had approximately 4.6 million shares available for repurchase of our common stock under the authorizations described in Note 10 to the Condensed Consolidated Financial Statements.

Dividends -

     Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Based on the 29.0 million shares of Kronos we held at September 30, 2006 and Kronos' current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of $29.0 million. NL's current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at September 30, 2006, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS or TIMET during 2006.

     Our subsidiaries have various credit agreements which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

Investment in our Subsidiaries and Affiliates and other Acquisitions -

     We have in the past, and may in the future, purchase the securities of our subsidiaries and affiliates or third parties in market or privately-negotiated transactions. We base our purchase decision on a variety of factors, including an analysis of the optimal use of our capital, taking into account the market value of the securities and the relative value of expected returns on alternative investments. In connection with these activities, we may consider issuing additional equity securities or increasing our indebtedness. We may also evaluate the restructuring of ownership interests of our businesses among our subsidiaries and related companies.

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

     WCS' primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility that matures in March 2007. WCS borrowed a net $6.2 million from our subsidiary during the first nine months of 2006. The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $10.7 million at September 30, 2006 and $4.6 million at December 31, 2005. We expect that WCS will likely borrow additional amounts during the remainder of 2006 from our subsidiary.

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

     We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 15 to the Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including

     o certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions,
     o certain environmental remediation matters involving NL, Tremont, Valhi and TIMET,
     o certain litigation related to NL's former involvement in the manufacture of lead pigment and lead-based paint, and
     o    certain other litigation to which we are a party.

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

Recent Accounting Pronouncements

     See Note 16 to the Condensed Consolidated Financial Statements

Critical Accounting Policies

     There have been no changes in the first nine months of 2006 with respect to our critical accounting policies presented in Management's Discussion and Analysis of Financial Condition and Results of Operation in our 2005 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" in our 2005 Annual Report. There have been no material changes in these market risks during the first nine months of 2006.

     We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

     We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. These contracts generally relate to our Chemicals and Component Products operations. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. We had no forward contracts outstanding at September 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -

     We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby
D. O'Brien, our Vice President and Chief Financial Officer, have evaluated the design and operations effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

Changes in Internal Control Over Financial Reporting -

     There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     In addition to the matters discussed below, refer to Note 15 to the Condensed Consolidated Financial Statements, our 2005 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2006.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In August 2006, the trial court rejected any claim by the plaintiff other than a failure to warn claim.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In September 2006, the plaintiffs filed a certiorari petition with the Maryland Court of Appeals, and we opposed the petition in October.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). In September 2006, the court removed the case from the January 2007 trial calendar and in October 2006, the court set a trial date of May 23, 2007.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In August 2006, the plaintiffs filed a motion for a new trial, which was denied by the district court in October 2006.

     Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). In September 2006, we informed the court of the result in the Jones case.

     In October 2006, we were served with a complaint in Davis v. Millennium Holding LLC, et al. (District Court, Douglas County, Nebraska, Case No. 1061-619). Plaintiff alleges injuries purportedly caused by lead on the surfaces of various homes in which he has resided. Plaintiff seeks punitive and compensatory damages. We intend to deny all liability and to defend against all of the claims vigorously. In October 2006, we filed a motion to dismiss the complaint.

     In October 2006, we were served with a complaint in Tyler v. Sherwin Williams Company et al. (District Court, Douglas County, Nebraska, Case No. 1058-174). Plaintiff alleges injuries purportedly caused by lead on the surfaces of various homes in which he has resided. Plaintiff seeks punitive and compensatory damages, as well as equitable relief to move the plaintiff's family from a home alleged to contain lead paint. We intend to deny all liability and to defend against all of the claims vigorously. In October 2006, we filed a motion to dismiss the complaint.

     In October 2006, we were served with a complaint in City of Akron, Ohio v. Sherwin-Williams Company et al.(Court of Common Pleas, Summit County, Ohio, Case No. CV-2006-106309). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the Lead Industries Association ("LIA").In November 2006 at the City of Akron's request, the court dismissed the complaint without prejudice.

     In October 2006, we were served with a complaint in City of E. Cleveland, Ohio v. Sherwin-Williams Company et al.(Court of Common Pleas, Cuyahoga County, Ohio, Case No. CV06602785). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. We intend to deny all liability and to defend against all of the claims vigorously.

     In October 2006, we were served with a complaint in City of Lancaster, Ohio
v. Sherwin-Williams Company et al.(Court of Common Pleas, Fairfield County, Ohio, Case No. 2006 CV 01055). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. We intend to deny all liability and to defend against all of the claims vigorously.

     In October 2006, we were served with a complaint in City of Toledo, Ohio v. Sherwin-Williams Company et al.(Court of Common Pleas, Lucas County, Ohio, Case No. G-4801-CI-200606040-000). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. We intend to deny all liability and to defend against all of the claims vigorously.

     Brown et. al. v. NL Industries, Inc. et. al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In August 2006, the plaintiffs amended their complaint to drop the class action allegations, and are now seeking recovery solely on their individual claims.

     Park Hills, Mo. Site. In August 2006, Doe Run ceased to negotiate with us regarding allocation. We intend to pursue Doe Run for its share of the costs associated with complying with the Order.

     Donnelly and Donnelley v. NL Industries, Inc. (United States District Court, Northern District of New York, Case No. 1:06-CV-0851). In July 2006, we removed this case to Federal Court. In August 2006, we answered the complaint and denied all of the plaintiffs' allegations.

     In July 2006, we were served with a complaint in Norampac Industries,  Inc.
v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 06-CV-0479). The plaintiff sued under CERCLA and New York's Navigation Law for contribution for costs that have been, or will be, expended by the plaintiff to clean up a former Magnus Metals facility. The complaint also alleges common-law claims for negligence, public nuisance, private nuisance, indemnification, natural resource damages and declaratory relief. In September 2006, we denied all liability for, and we intend to defend vigorously against, all of the claims raised in the complaint. In October 2006, the matter was referred to mediation by the court.

     In October 2006, we entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in OU-6, Waco Subsite, of the Cherokee County Superfund Site. We conducted milling activities on the portion of the site which we have agreed to remediate. We are also sharing responsibility with other potentially-responsible parties for remediating a tributary that drains the portions of the site in which the potentially-responsible parties operated. We will also reimburse EPA for a portion of its past and future response costs related to the site.

Item 1A. Risk Factors.

     For a discussion of the risk factors  related to our  businesses,  refer to
Part I, Item 1A, "Risk Factors," in our 2005 Annual report. There have been no material changes to such risk factors during the first nine months of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

     In March 2005,  our board of directors  authorized  the repurchase of up to
5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will use cash on hand to acquire the shares. Repurchased shares may be retired and cancelled or may be added to our treasury and used for employee benefit plans, future acquisitions or other corporate purposes. On November 1, 2006 the independent members of our board of directors increased the share repurchase authorization by an additional 5.0 million shares. See Note 10 to the Condensed Consolidated Financial Statements.

     The following table discloses certain information regarding the shares of our common stock we purchased during the third quarter of 2006. All of these purchases were made under the repurchase program in open market transactions.

                                                                                                     Maximum number of
                                                    Average             Total number of             shares that may yet
                                                  price paid           shares purchased              be purchased under
                               Total number       per share,            as a part of a                 the publicly-
                                 of shares         including          publicly-announced              announced plan at
           Period                purchased        commissions                 plan                     end of period
           ------                ---------        -----------         ------------------               ---------------

July 1, 2006
 to July 31,
 2006                                78,400         $24.50                      78,400                       903,400

August 1, 2006
 to August 31,
 2006                               200,600          26.56                     200,600                       702,800

September 1, 2006
 to September 30,
 2006                                52,200          25.94                      52,200                       650,600
                                    -------                                    -------

                                    331,200                                    331,200
                                    =======                                    =======

Item 6. Exhibits.

               10.1   -       Stock Purchase Agreement,  dated November 1, 2006,
                              between Valhi, Inc. and Valhi Holding Company - incorporated by reference to Exhibit 10.1 - to our Current Report on Form 8-K (File No. 1-5467) dated
                              November 1, 2006

               31.1   -       Certification

               31.2   -       Certification

               32.1   -       Certification

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.
                                        -----------------------
                                            (Registrant)



Date   November 8, 2006                   By /s/ Bobby D. O'Brien
     --------------------                    ------------------------------
                                             Bobby D. O'Brien
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial Officer)



Date   November 8, 2006                   By /s/ Gregory M. Swalwell
     -------------------                     ------------------------------
                                             Gregory M. Swalwell
                                             Vice President and Controller
                                             (Principal Accounting Officer)