Form 10-K
period 2006-12-31
VALHI INC /DE/
filed 2007-03-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2006

Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 233-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock ($.01 par value per share)	New York Stock Exchange

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

The aggregate market value of the 7.8 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2006 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $192 million.

As of February 28, 2007, 114,112,378 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

[INSIDE FRONT COVER]

A chart showing, as of December 31, 2006, (i) our 83% ownership of NL Industries, Inc., 59% ownership of Kronos Worldwide, Inc., 100% ownership of Waste Control Specialists LLC, 100% ownership of Tremont LLC and 4% ownership of Titanium Metals Corporation (“TIMET”), (ii) NL's 36% ownership of Kronos Worldwide and 70% ownership of CompX International Inc., (iii) Tremont's 31% ownership of TIMET and (x) TIMET’s 18% ownership of CompX.

PART I

ITEM 1. BUSINESS

Valhi, Inc. (NYSE: VHI) is primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). We are also the largest shareholder of Titanium Metals Corporation (“TIMET”), although we own less than a majority interest and therefore we account for our investment in TIMET by the equity method. On February 28, 2007 our board of directors declared a special dividend of all of the TIMET common stock we own. The special dividend is payable on March 26, 2007 to stockholders of record as of March 12, 2007. After the dividend is completed the only ownership interest we will have in TIMET will be a nominal amount through our NL subsidiary. See Note 23 to our Consolidated Financial Statements. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the U.S. Securities and Exchange Commission (“SEC”).

Our principal executive offices are located at Three Lincoln Center, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Our telephone number is (972) 233-1700. We maintain a worldwide website at www.valhi.net.

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. We are majority owned by Contran, which directly or indirectly owns approximately 92% of our outstanding common stock at December 31, 2006. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Key events in our history include:
•	1979 - Contran acquires control of LLC;
•	1981 - Contran acquires control of our other predecessor company;
•	1982 - Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
•	1984 - Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
•	1986 - Contran acquires control of NL, which at the time owns 100% of Kronos and a 50% interest in TIMET;
•	1987 - LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
•	1988 - NL spins-off an entity that includes its investment in TIMET;
•	1995 - WCS begins start-up operations;
•	1996 - TIMET completes an initial public offering;
•	2003 - NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
•	2004 through 2005 NL continues to distribute Kronos shares to its shareholders, including us, through its quarterly dividend; and
•	2007 - We announced our plan to distribute all of our TIMET common stock to our shareholders through a stock dividend.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Valhi, Inc. and its subsidiaries, taken as a whole.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact. Statements are found in this report including, but not limited to, statements found in Item 1 - "Business," Item 1A - “Risk Factors,” Item 3 - "Legal Proceedings," Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	Future supply and demand for our products,
•	The extent of the dependence of certain of our businesses on certain market sectors (such as the dependence of TIMET’s titanium metals business on the commercial aerospace industry),
•	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations and TIMET's titanium metals operations),
•
The impact of certain long-term contracts on certain of our businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance there under and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),

•
Customer inventory levels (such as the extent to which Kronos’ customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET’s customers and such customers’ current inventory requirements and the impact of such relationship on their purchases from TIMET),

•	Changes in our raw material and other operating costs (such as energy costs),
•	The possibility of labor disruptions,
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),

•	Competitive products and substitute products,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	The introduction of trade barriers,
•	The extent to which our subsidiaries were to become unable to pay dividends to us,
•	Restructuring transactions involving us and our affiliates,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to renew or refinance credit facilities,
•	Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•
The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the more-likely-than-not recognition criteria (such as Kronos’ ability to utilize its German net operating loss carryforwards),

•
Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations),

•
Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),

•	The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL and Tremont), and
•	Possible future litigation.

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

Segments and Equity Investments

We have three consolidated operating segments and one significant equity investment at December 31, 2006:

Chemicals Kronos Worldwide, Inc.
Our chemicals segment is operated through our majority ownership of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2, which imparts whiteness, brightness and opacity, is used for a variety of manufacturing applications including: plastics, paints, paper and other industrial products. Kronos has production facilities in Europe and North America. TiO2 sales were over 90% of Kronos’ total sales in 2006.

Component Products CompX International Inc.
We operate in the component products industry through our majority ownership of CompX. CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in office furniture and other computer-related applications. CompX has recently entered the performance marine components industry through the acquisition of two performance manufacturers. CompX has production facilities in North America and Asia.

Waste Management Waste Control Specialists LLC
WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste. WCS is in the process of seeking to obtain regulatory authorization to expand its low-level and mixed low-level radioactive waste handling capabilities.

Titanium Metals Titanium Metals Corporation
We account for our 35% non-controlling interest in TIMET by the equity method. TIMET is a leading global producer of titanium sponge, melted products and mill products. Titanium is used for a variety of commercial, aerospace, military, medical and other emerging markets. TIMET is also the only titanium producer with major production facilities in both of the world’s principal titanium markets: the U.S. and Europe.

For additional information about our segments and equity investments see “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 7 to our Consolidated Financial Statements. See also Note 23 to our Consolidated Financial Statements.

CHEMICALS SEGMENT - KRONOS WORLDWIDE, INC.

Business Overview - Through our majority owned subsidiary, Kronos, we are a leading global producer and marketer of value-added TiO2, which is a white inorganic pigment used to impart whiteness, brightness and opacity for products such as coatings, plastics, paper, fibers, food, ceramics and cosmetics. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. TiO2 is considered a "quality of life" product with demand and growth affected by gross domestic product and overall economic conditions in various regions of the world. We produce TiO2 in four facilities in Europe and two facilities in North America, including one facility in the U.S. that is owned by a 50/50 joint venture. We also mine ilmenite in Norway.

TiO2’s value is in its whitening properties and hiding power (opacity), which is the ability to cover or mask other materials effectively and efficiently. TiO2 is the largest commercially used whitening pigment by volume because it provides more hiding power than any other commercially produced white pigment due to its high refractive index rating. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. We ship TiO2 to our customers in either a powder or slurry form.

Approximately half our 2006 TiO2 sales volumes were to Europe. We believe we are the second-largest producer of TiO2 in Europe, with an estimated 20% of European TiO2 sales volumes. We estimated we had 15% of North American TiO2 sales volumes.

Per capita consumption of TiO2 is greatest in the United States and Western Europe and far exceeds consumption in other areas of the world. We expect these markets to continue to be the largest consumers of TiO2 for the near future. It is probable significant markets for TiO2 could emerge in Eastern Europe, the Far East or China, as the economies in these regions continue to develop.

Manufacturing, Operations and Products - We produce TiO2 using two different methods: the chloride process and the sulfate process. The chloride process, which begins with raw natural rutile ore or purchased slag as the base, utilizes newer technology, is less labor intensive, requires less energy and results in less waste. The chloride process produces rutile TiO2 which is preferred for the majority of customer applications because it has a bluer undertone and higher durability than sulfate process rutile TiO2. Chloride process rutile TiO2 is preferred for use in coatings and plastics, the two largest end-use markets. As a result approximately three-fourths of the TiO2 we produce and the majority of our volume growth is chloride based rutile. For the overall TiO2 industry, chloride based TiO2 sales have increased relative to sulfate process pigments over the last several years. In 2006, industry wide chloride process production facilities represented approximately 65% of production capacity. The sulfate process, which begins with ilmenite ore or purchased slag as a base, produces both rutile and anatase TiO2. Anatase TiO2 is a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics applications.

After the intermediate TiO2 pigment is produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing or milling. We distribute finished TiO2 by rail, truck or ocean carrier as either dry powder or slurry. We produce over 40 different TiO2 grades, sold under our Kronos trademark, which provide a variety of performance properties to meet our customers' specific requirements. Our major customers include domestic and international paint, plastics and paper manufacturers. Directly and through our distributors and agents, we sell and provide technical services for our products to over 4,000 customers in over 100 countries, with the majority of our sales are in Europe and North America.

We believe there are no effective substitutes for TiO2. Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of end-use markets as white pigments, however the opacity in these products is not able to duplicate the performance characteristics of TiO2.  Therefore, we believe these products are unlikely to replace TiO2.

Over the last 10 years we have focused on expanding our annual production capacity by obtaining additional operating efficiencies at our existing plants through modest capital expenditures. In 2006, we produced a new record of 516,000 metric tons of TiO2 compared to 492,000 metric tons 2005 and 484,000 metric tons in 2004. Our TiO2 production amount in 2006 was a new record for us for the fifth consecutive year. Our production records include our 50% share of TiO2 produced at our joint-venture owned Louisiana facility. We believe our attainable production capacity for 2007 is approximately 525,000 metric tons with some slight additional capacity available in 2008, through our continued debottlenecking efforts.

TiO2 sales were about 90% of our total Chemicals sales in 2006. The remaining 10% of our total chemical sales is comprised of other products which are complementary to our TiO2 business. These products are as follows:

•	Ilmenite ore, which is in addition to the ore we supply to our European sulfate-process plants and which additional amount we sell to third-parties, some of whom are our competitors;
•
Iron-based chemicals, which are byproducts of the TiO2 production process. These byproducts are sold through our Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater; and

•	Titanium chemical products (titanium oxychloride and titanyl sulfate), which are also generated in the production of TiO2.

Our Chemicals Segment operate the following TiO2 facilities, two slurry facilities and an ilmenite mine at December 31, 2006.

Location	Description
Leverkusen, Germany (1)	Chloride and sulfate process TiO2 production
Nordenham, Germany	Sulfate process TiO2 production
Langerbrugge, Belgium	Chloride process TiO2 production
Fredrikstad, Norway (2)	Sulfate process TiO2 production
Varennes, Quebec	Chloride and sulfate process TiO2 production, slurry facility
Lake Charles, Louisiana (3)	Chloride process TiO2 production
Lake Charles, Louisiana	Slurry facility
Hauge I Dalane, Norway	Ilmenite mine

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer AG under a long term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years.
(3)	We operate this facility in a 50/50 joint venture with Huntsman Holdings LLC.

We produce our iron-based chemicals products in Germany, Norway and Belgium, and we produce our titanium chemicals products in Belgium and Canada. Our Chemicals Segment also leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe.

Raw Materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited, but increasing, number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. We purchased chloride process grade slag in 2006 from Rio Tinto Iron and Titanium, under a long-term supply contract that expires at the end of 2010. We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2009. We expect to successfully obtain long-term extensions to those and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid. We are one of the few vertically integrated producers of sulfate process TiO2. We own and operate a rock ilmenite mine in Norway which supplied all the ilmenite used in our European sulfate process TiO2 in 2006. We expect ilmenite production from our mine to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process TiO2, we purchase sulfate grade slag, primarily from Q.I.T. Fer et Titane Inc. (also a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2009 and Tinfos Titan and Iron KS of Norway under a supply contract that expires in 2010. We expect these contracts will meet our Canadian sulfate process feedstock requirements over the next several years. Sulfuric acid is available from a number of suppliers.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased. We are not required to purchase feedstock in excess of amounts we would reasonably consume in a year. Raw material pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials procured or mined in 2006.

Production Process/Raw Material	Quantities of Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants -
purchased slag or natural rutile ore	472

Sulfate process plants:
Raw ilmenite ore mined and used internally	319
Purchased slag	25

Joint Venture - We hold a 50% interest in a manufacturing joint venture with a subsidiary of Huntsman Corporation (NYSE: HUN). The joint venture owns and operates a chloride process TiO2 facility in Lake Charles, Louisiana. We share production from the facility equally with Huntsman pursuant to separate offtake agreements.

A supervisory committee composed of four members, two of whom we appoint and two of whom are appointed by Huntsman, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one we appoint and one appointed by Huntsman, manage the joint venture operations acting under the direction of the supervisory committee.

We are required to purchase half of the TiO2 produced by the joint venture. Because we do not control the joint venture, it is not consolidated in our Consolidated Financial Statements; instead we use the equity method to account for our interest. The joint venture operates on a break-even basis, and therefore we do not have any equity in earnings from the joint venture. With the exception of raw material costs and packaging costs for the pigment grades produced, we share all costs and capital expenditures of the joint venture equally with Huntsman. Our share of the net costs is reported as cost of sales as the related TiO2 is sold. See Note 7 to our Consolidated Financial Statements for additional financial information.

Patents and Trademarks - We hold patents for products and production processes which we believe are important to our continuing business activities. We seek patent protection for technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties. Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from one to 19 years. We actively protect our intellectual property rights, including our patent rights, and from time to time we are engaged in disputes relating to the protection and use of intellectual property relating to our products. We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology, and our business could be harmed if we fail to maintain confidentiality of trade secrets used in this technology.

Our major trademarks, including KronosTM, are protected by registration in the United States and elsewhere for products we manufacture and sell.

Sales - We sell to a diverse customer base, with no single customer makes up more than 10% of our Chemicals Segment’s sales in 2006. Our ten largest Chemicals Segment customers accounted for approximately 28% of the Chemicals Segment’s 2006 sales. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, our sales are slightly seasonal with TiO2 sales generally higher in the first half of the year.

Competition - The TiO2 industry is highly competitive, with five major producers including us. Our four largest competitors are: E.I. du Pont de Nemours & Co. ("DuPont"), Millennium Inorganic Chemicals, Inc. (a subsidiary of Lyondell Chemical Company), Tronox Incorporated and Huntsman. These four largest competitors, plus the next largest producer Ishihara Sangyo Kaisha, Ltd., have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 24% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%. DuPont has about half of total North American TiO2 production capacity and is our principal North American competitor. Lyondell has announced that it intends to sell Millennium Inorganic Chemicals to National Titanium Dioxide Company Ltd. in the first half of 2007.

We compete primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of our TiO2 grades and substantially all our production are considered commodity pigments with price generally being the most significant competitive factor. We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 12% of worldwide TiO2 sales volumes in 2006. Overall, we are the world's fifth-largest producer of TiO2.

Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in our experience). We are not aware of any TiO2 plants currently under construction. DuPont has announced its intention to build a TiO2 facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2010, at the earliest. We expect that industry capacity will increase as we and our competitors continue to debottleneck our existing facilities. We expect the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, we cannot assure you that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to our expectations. If actual developments differ from our expectations, ours and the TiO2 industry's performances could be unfavorably affected.

Research and Development - Our research and development activities are focused primarily on improving both the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications. We conduct our research and development activities primarily at our Leverkusen, Germany facility. We spent approximately $8 million in 2004, $9 million in 2005 and $11 million in 2006 on these activities.

We are continually improving the quality of our finished grades, and we have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycle. Since 2002, we have added 11 new grades for plastics, coatings, fiber or paper laminate applications.

Regulatory and Environmental Matters - Our operations are governed by various environmental laws and regulations. Certain of our operations are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances as well as our consolidated financial position, results of operations or liquidity.

Our U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. We believe our joint venture Louisiana TiO2 facility and a Louisiana TiO2 slurry facility we own are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. These are our only U.S. facilities.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union ("EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member of the EU, generally patterns its environmental regulations after the EU. We believe we have obtained all required permits and we are in substantial compliance with applicable environmental requirements for our European and Canadian facilities.

At our sulfate plant facilities in Germany, we recycle weak sulfuric acid either through contracts with third parties or at our own facilities. At our Norwegian plant, we ship spent acid to a third party location where it is treated and disposed. At our German sulfate process facilities we have contracted with a third party to treat certain sulfate-process effluents. Either party may terminate the contract after giving three or four years advance notice, depending on the contract.

From time to time, our facilities may be subject to environmental regulatory enforce-ment under U.S. and foreign statutes. Typically we establish- compliance programs to resolve such matters. Occasionally, we may pay penalties, but to date such penalties have not had a material adverse effect on our consolidated financial position, results of operations or liquidity. We believe all of our facilities are in substantial compliance with applicable environmental laws.

Capital expenditures related to ongoing environmental compliance, protection and improvement programs in 2006 were approximately $4.4 million, and are currently expected to approximate $5 million in 2007.

Employees - As of December 31, 2006, our Chemicals Segment employed approximately 2,450 people as follows:

Europe	1,960
Canada	435
United States(1)	55
Total	2,450

(1)Excludes employees of our Louisiana joint venture.

Our hourly employees in production facilities worldwide are represented by a variety of labor unions under labor agreements with various expiration dates. Our European union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. Our Canadian union employees are covered by a collective bargaining agreement that expires in June 2007. We have begun negotiations for a new collective bargaining agreement in Canada, and we currently believe we will obtain a new agreement before the current agreement expires. We believe our labor relations are good.

COMPONENT PRODUCTS SEGMENT - COMPX INTERNATIONAL INC.

Business Overview - Through our majority-owned subsidiary, CompX, we are a leading global manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries. We recently entered the performance marine components industry through the acquisition of two performance manufacturers in August 2005 and April 2006. See Note 3 to the Consolidated Financial Statements. Our products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to our customers. We believe that we are among the world's largest producers of security products, precision ball bearing slides and ergonomic computer support systems.

In January 2005, we completed the disposition of our Netherlands based Thomas Regout operations. Thomas Regout’s results of operations are classified as discontinued operations in our Consolidated Financial Statements.

Manufacturing, Operations and Products - We manufacture locking mechanisms and other security products for sale to the postal, transportation, furniture, banking, vending, and other industries. We believe that we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. Our security products are used in a variety of applications including ignition systems, mailboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture and medical cabinet security. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including our KeySet high security system, which allows the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
our innovative eLock electronic locks provide stand alone security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, or keypad credentials.

A substantial portion of our security products sales consist of products with specialized adaptations to individual manufacturer’s specifications, some of which are listed above. We, however, also have a standardized product line suitable for many customers which is offered through a North American distribution network through our STOCK LOCKS distribution program to lock distributors and to large OEMs.

We manufacture a complete line of furniture components (precision ball bearing slides and ergonomic computer support systems) for use in applications such as computer related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, appliances and other applications. These products include:

•	our patented Integrated Slide Lock which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;
•	our patented adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement;
•	our Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers;
•
articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), along with our patented LeverLock keyboard arm, which is designed to make the adjustment of an ergonomic keyboard arm easier;

•	CPU storage devices which minimize adverse effects of dust and moisture; and
•	complimentary accessories, such as ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms.

We also manufacture and distribute marine instruments, hardware, and accessories for performance boats. Our specialty marine component products are high performance components designed to operate in the highly corrosive marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers, other exhaust components and billet accessories; and
•	high performance gauges and related components such as GPS speedometers, throttles, controls, tachometers, and panels.

Our Component Products segment operated the following manufacturing facilities at December 31, 2006.

Furniture Components	Security Products	Specialty Marine Components

Kitchener, Ontario	Mauldin, SC	Neenah, WI
Byron Center, MI	River Grove, IL	Grayslake, IL
Taipei, Taiwan(1)	Lake Bluff, IL(1)

(1) Includes leased facilities.

We also lease a distribution facility located in California.

Raw Materials - Our primary raw materials are:

•	zinc (used in the manufacture of locking mechanisms);
•	coiled steel (used in the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	stainless steel (used in the manufacture of exhaust headers and pipes and other marine components); and
•	plastic resins (also used for injection molded plastics in the manufacture of ergonomic computer support systems).

These raw materials are purchased from several suppliers and are readily available from numerous sources.

We occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes. We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities. Raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by our products, it is often difficult to recover all increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins can be affected by such raw material cost pressures. Steel and zinc prices are cyclical, reflecting overall economic trends and specific developments in consuming industries and are currently at historically high levels.

Patents and Trademarks - Our Component Products Segment holds a number of patents relating to its component products, certain of which we believe are important to our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 16 years at December 31, 2006. Our major trademarks and brand names include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	KeSet®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline Lock®	Custom Marine Stainless
CompX Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	ACE II®	The #1 Choice in
Components Limited®	TuBar®	Performance Boating®
	STOCK LOCKS®	Mega Rim™
	National Cabinet Lock®	Race Rim™
	Timberline®	CompX Marine™

Sales - Our Component Products segment sells directly to large OEM customers through our factory-based sales and marketing professionals and engineers working in concert with field salespeople and independent manufacturers' representatives. We select manufacturers' representatives based on special skills in certain markets or relationships with current or potential customers.

A significant portion of our sales are also made through distributors. We have a significant market share of cabinet lock sales as a result of the locksmith distribution channel. We support our distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users. Due to our success with the STOCK LOCKS inventory program within the security products business unit, similar programs have been implemented for distributor sales of ergonomic computer support systems within the furniture components business unit.

In 2006, our ten largest customers accounted for approximately 38% of our Component Products Segment’s sales (11% from security products’ customers and 27% from furniture components customers). Overall, our customer base is diverse and the loss of a single customer would not have a material adverse effect on our operations.

Competition - The markets in which our Component Products Segment compete are highly competitive. We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

Our performance marine components business unit’s products compete with small domestic manufacturers and is minimally affected by foreign competitors. Our security products and furniture components products compete against a number of domestic and foreign manufacturers. Suppliers, particularly the foreign furniture components suppliers, have put intense price pressure on our products. In some cases, we have lost sales to these lower cost foreign manufacturers. We have responded by shifting the manufacture of some products to our lower cost facilities, working to reduce costs and gain operational efficiencies through workforce reductions and process improvements in all of our facilities and by working with our customers to be their value-added supplier of choice by offering customer support services which foreign suppliers are generally unable to provide.

Regulatory and Environmental Matters - Our facilities are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. We are also subject to federal, state, local and foreign laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our Component Products Segment’s results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Employees - As of December 31, 2006, our Component Products Segment employed approximately 1,140 people as follows:

United States	710
Canada(1)	280
Taiwan	150
Total	1,140

(1) Approximately 73% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2009 which provides for annual wage increases from 1% to 2.5% over the term of the contract.

We believe our labor relations are good.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

Business Overview - Our Waste Management Segment was formed in 1995 and in early 1997 we completed construction of the initial phase of our waste disposal facility in West Texas. The facility is designed for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. We received the first wastes for disposal in 1997. Subsequently, we have expanded our permitting authorizations to include the processing, treatment and storage of low-level and mixed low-level radioactive wastes and the disposal of certain types of exempt low-level radioactive wastes.

We currently operate our waste disposal facility on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct 11.e(2) waste material and for a broad range of low-level and mixed low-level radioactive wastes.

Facility, Operations and Services - Our Waste Management Segment has permits by the Texas Commission on Environmental Quality ("TCEQ") and the U.S. Environmental Protection Agency ("EPA") to accept hazardous and toxic wastes governed by RCRA and TSCA.  In November 2004, our RCRA permit was renewed for a new ten-year period. Likewise, in November 2004 our five-year TSCA authorization was renewed for a new five-year period. Our RCRA permit and TSCA authorization are subject to additional renewals by the agencies assuming we remain in compliance with the provisions of the permits.

In November 1997, the Texas Department of State Health Services (“TDSHS”) issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed low-level radioactive wastes. The current provisions of this license generally enable us to accept such wastes for treatment and storage from U.S. commercial and federal generators, including the Department of Energy ("DOE") and other governmental agencies. We accepted the first shipments of such wastes in 1998. We have also been issued a permit by the TCEQ to establish a research, development and demonstration facility third parties could use to develop and demonstrate new technologies in the waste management industry, including possibly those involving low-level and mixed low-level radioactive wastes. We have obtained additional authority to dispose of certain categories of low-level radioactive material including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and which are exempt from licensing). We continue to pursue additional regulatory authorizations to expand our storage, treatment and disposal capabilities for low-level and mixed low-level radioactive wastes.

Our waste disposal facility also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. Our 20,000 square foot treatment facility provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous, toxic and mixed low-level radioactive wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities. Treatment operations involve processing wastes through one or more chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and results in the transformation of waste into inert materials through one or more of these chemical processes. Certain treatment processes involves technology which we may acquire, license or subcontract from third parties.

Once treated and stabilized, waste is either (i) placed in our landfill, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for final disposition. Only waste which meets certain specified regulatory requirements can be disposed of in our fully-lined landfill, which includes a leachate collection system.

We operate one Waste Control facility located on a 1,338-acre site in West Texas, which we own. The site is permitted for 5.4 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. We also own approximately 13,500 acres of additional land surrounding the permitted site, a small portion of which is located in New Mexico, which is available for future expansion. We believe our facility has superior geological characteristics which make it an environmentally-desirable location for this type of waste disposal. The facility is located in a relatively remote and arid section of West Texas. The possibility of leakage into any underground water table is considered highly remote because the ground is composed of triassic red bed clay. However, we do not believe there are any underground aquifers or other usable sources of water below the site based in part on extensive drilling by the oil and gas industry and our own test wells.

Sales - Our Waste Control Segment’s target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate hazardous, mixed low-level radioactive and other wastes. We employ our own salespeople to market our services to potential customers.

Competition - The hazardous waste industry (other than low-level and mixed low-level radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of waste generators to reduce the volume of waste and/or manage waste onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While we believe our broad range of permits for the treatment and storage of low-level and mixed-level radioactive waste streams provides us certain competitive advantages, a key element of our long-term strategy is to provide "one-stop shopping" for hazardous, low-level and mixed low-level radioactive wastes. To offer this service we will have to obtain the additional regulatory authorizations for which we have applied.

Competition within the hazardous waste industry is diverse and based primarily on facility location/proximity to customers, pricing and customer service. We expect price competition to be intense for RCRA- and TSCA-related wastes. With respect to our currently-permitted activities, our principal competitors are Energy Solutions, LLC, American Ecology Corporation and Perma-Fix Environmental Services, Inc. These competitors are well established and have significantly greater resources than we do, which could be important factors to our potential customers. We believe we may have certain competitive advantages, including our environmentally-desirable location, broad level of local community support, a rail transportation network leading to our facility and our capability for future site expansion.

Regulatory and Environmental Matters - While the waste management industry has benefited from increased governmental regulation, it has also become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the granting of permits. In addition, governmental policies and the exercise of broad discretion by regulators are subject to change. It is possible our ability to obtain and retain permits on a timely basis could be impaired in the future. The loss of an individual permit or the failure to obtain a permit could have a significant impact on our Waste Management Segment’s future operating plans, financial condition, results of operations or liquidity, especially because we only own and operate one disposal site. For example, adverse decisions by governmental authorities on our permit applications could cause us to abandon projects, prematurely close our facility or restrict operations. We expect our RCRA permit and our license from the TDSHS, as amended, to expire in 2015 and our TSCA authorization to expire in 2010. Such permits, licenses and authorizations can be renewed subject to compliance with the requirements of the application process and approval by the TCEQ, TDSHS or EPA, as applicable.

Prior to June 2003, Texas state law prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed low-level radioactive waste to a private enterprise operating a disposal facility. In June 2003, a new Texas state law was enacted that allows the TCEQ to issue a low-level radioactive waste disposal license to a private entity, such as us. Our Waste Control Segment is the only entity to apply for such a license with the TCEQ. The application was declared administratively complete by the TCEQ in February 2005. The TCEQ began its technical review of the application in May 2005. We are uncertain as to the length of time it will take for the agency to complete its review and act upon our license application. We currently believe the state will make its final decision on our application for 11.e(2) waste materials in late 2008, but we do not expect to receive a final decision on our application for the disposal of low-level and mixed low-level radioactive waste until early 2009. We do not know if we will be successful in obtaining these licenses.

From time to time federal, state and local authorities have proposed or adopted other types of laws and regulations for the waste management industry, including laws and regulations restricting or banning the interstate or intrastate shipment of certain waste, changing the regulatory agency issuing a license, imposing higher taxes on out-of-state waste shipments compared to in-state shipments, reclassifying certain categories of hazardous waste as non-hazardous and regulating disposal facilities as public utilities. Certain states have issued regulations which attempt to prevent waste generated within that particular state from being sent to disposal sites outside that state. The U.S. Congress has also considered legislation which would enable or facilitate such bans, restrictions, taxes and regulations. Due to the complex nature of industry regulation, implementation of existing or future laws and regulations by different levels of government could be inconsistent and difficult to foresee. While we attempt to monitor and anticipate regulatory, political and legal developments which affect the industry, we cannot assure you we will be able to do so. Nor can we predict the extent to which legislation or regulations that may be enacted, or any failure of legislation or regulations to be enacted, may affect our operations in the future.

The demand for certain hazardous waste services we intend to provide is dependent in large part upon the existence and enforcement of federal, state and local environmental laws and regulations governing the discharge of hazardous waste into the environment. We and the industry as a whole could be adversely affected to the extent such laws or regulations are amended or repealed or their enforcement is lessened.

Because of the high degree of public awareness of environmental issues, companies in the waste management business may be, in the normal course of their business, subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines or revoke, deny renewal of, or modify any applicable operating permits or licenses. In addition, private parties and special interest groups could bring actions against us alleging, among other things, a violation of operating permits or opposition to new license authorizations.

Employees - At December 31, 2006, we had approximately 108 employees. We believe our labor relations are good.

TITANIUM METALS - TITANIUM METALS CORPORATION

Business Overview - We account for our 35% non-controlling interest in TIMET by the equity method. On February 28, 2007 our board of directors declared a special dividend of all of the TIMET common stock we own. After the special dividend is completed the only ownership interest we will have in TIMET will be a nominal amount through our NL subsidiary. See Note 23 to our Consolidated Financial Statements. TIMET is a leading global producer of titanium sponge, melted products (ingot and slab) and mill products. Substantially all of TIMET’s sales and operating income is derived from operations based in the U.S., the U.K., France and Italy.

Titanium was first manufactured for commercial use in the 1950s. Titanium’s unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. Historically, aerospace applications have accounted for a substantial portion of the worldwide demand for titanium; however, recently the number of non-aerospace end-use markets for titanium has substantially expanded. Today, there are numerous industrial uses for titanium including chemical plants, power plants, desalination plants and pollution control equipment and in emerging markets with such diverse uses as offshore oil and gas production installations, automotive, geothermal facilities and architectural applications.

TIMET is the only producer with major titanium production facilities located in the United States and Europe, the world's principal titanium consumption markets.  TIMET is currently the largest producer of titanium sponge, a key raw material, in the United States. We estimate TIMET had approximately 20% of worldwide industry shipments of titanium mill products and approximately 7% of worldwide titanium sponge production in 2006.

Titanium industry. The following graph illustrates TIMET’s estimates of titanium industry mill product shipments over the last ten years.

Mill Product Shipments by Industry Sector

The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in the performance of most titanium product producers. Over the past 20 years, the titanium industry has had a variety of cyclical peaks and troughs in mill product shipments. Prior to 2004, demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,700 metric tons. However, since 1997, titanium mill product demand in the military, industrial and emerging market sectors has fluctuated significantly, primarily due to the continued development of innovative uses for titanium products in these other industries. We estimate that industry shipments approximated 69,000 metric tons in 2005 and 75,000 metric tons in 2006, and we currently expect 2007 total industry mill product shipments to increase by approximately 7% to 15% as compared to an estimated 9% increase in 2006.

Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners). The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers. Deliveries of titanium generally precede aircraft deliveries by about one year, and our business cycle generally correlates to this timeline, although the actual timeline can vary considerably depending on the titanium product. We estimate that 2007 industry mill product shipments into the commercial aerospace sector will increase 10% to 15% from 2006.

The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. The Airline Monitor’s most recently issued forecast (January 2007) estimates deliveries of large commercial aircraft (aircraft with over 100 seats) totaled 820 (including 103 twin aisle aircraft) in 2006, and the following table summarizes its forecast of deliveries of large commercial aircraft over the next five years:

	Forecasted deliveries		% increase (decrease) Over previous year
Year	Total	Twin aisle	Total	Twin aisle

2007	925	117	12.8%	13.6%
2008	1,037	170	12.1%	45.3%
2009	1,086	200	4.7%	17.6%
2010	1,205	250	11.0%	25.0%
2011	980	250	(18.7)%	-

The latest forecast from The Airline Monitor reflects a 5% increase in forecasted deliveries over the next five years compared to the July 2006 forecast over the next five years, in large part due to the record level of new orders placed for Boeing and Airbus models during 2005 and a stronger than expected order rate in 2006. Total order bookings for Boeing and Airbus in 2006 were 1,857 planes, and current expectations are that new orders in 2007 will be lower than 2006. However, the strong bookings in 2006 have increased the order backlog for both Boeing and Airbus, and these backlogs reflect orders for aircraft to be delivered over the next several years.

Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon. The latest forecast from The Airline Monitor estimates Airbus’ firm order backlog at 329 twin aisle planes and 2,204 single aisle planes and Boeing’s firm order backlog at 895 twin aisle planes and 1,541 single aisle planes

Twin aisle planes (e.g., Boeing 747, 777 and 787 and Airbus A330, A340, A350 and A380) tend to use a higher percentage of titanium in their airframes, engines and parts than single aisle planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and newer models tend to use a higher percentage of titanium than older models. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. For example, based on information we receive from airframe and engine manufacturers and other industry sources, we estimate that approximately 59 metric tons, 45 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines. Based on these sources, we estimate that approximately 25 metric tons, 18 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

At year-end 2006, a total of 166 firm orders had been placed for the Airbus A380, a program officially launched in 2000 with anticipated first deliveries in 2007. Based on information we receive from airframe and engine manufacturers and other sources, we estimate that approximately 146 metric tons of titanium (120 metric tons for the airframe and 26 metric tons for the engines) will be purchased for each A380 manufactured. Additionally, at year-end 2006, a total of 448 firm orders have been placed for the Boeing 787, a program officially launched in April 2004 with anticipated first deliveries in 2008. Although the 787 will contain more composite materials than a typical Boeing aircraft, based on these services we estimate that approximately 136 metric tons of titanium (125 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each 787 manufactured. We believe significant additional titanium will be required in the early years of 787 manufacturing until the program reaches maturity. Additionally, during 2006, Airbus officially launched the A350 XWB program, which is a major derivative of the Airbus A330, with first deliveries scheduled for 2012. As of December 31, 2006, a total of 102 firm orders had been placed for the A350 XWB. These A350 XWBs will use composite materials and new engines similar to those used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models. Based on these sources, our preliminary estimates are that at least 51 metric tons (40 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each A350 XWB manufactured. However, the final titanium buy weight may change as the A350 XWB is still in the design phase.

Titanium shipments into the military sector are largely driven by government defense spending in North America and Europe. Military aerospace programs were the first to utilize titanium’s unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War. In recent years, titanium has become an accepted use in ground combat vehicles as well as in naval vessels. The importance of military markets to the titanium industry is expected to continue to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts and to replace aging conventional armaments. Defense spending for all systems is expected to remain strong until at least 2010. Current and future military strategy leading to light armament and mobility favor the use of titanium due to light weight and strong ballistic performance.

As the strategic environment demands a greater need for global lift and mobility, the U.S. military needs more airlift capacity and capability. Airframe programs are expected to drive the military market demand for titanium through 2015. The U.S. is the world’s largest market for single aisle airframes, and overall is expected to require approximately 33% of both single aisle and twin aisle deliveries over the next 20 years. Several of today’s active U.S. military programs, including the C-17 and F-15 are currently expected to continue in production through the end of the current decade, while other programs, such as the F/A 18 and F-16, are expected to continue into the middle of the next decade. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the end of the decade.

In addition to the established programs, newer U.S. programs offer growth opportunities for increased titanium consumption. The F/A-22 Raptor was given full-rate production approval in April 2005. Additionally, the F-35 Joint Strike Fighter, now known as the Lightning II, is expected to enter low-rate initial production in late 2008, with delivery of the first production aircraft in 2010. Although no specific delivery patterns have been established, according to The Teal Group, a leading aerospace publication, procurement is expected to extend over the next 30 to 40 years and may include as many as approximately 3,500 planes, including sales to foreign nations.

Utilization of titanium on military ground combat vehicles for armor appliqué and integrated armor or structural components continues to gain acceptance within the military market segment. Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight in new generation vehicles. In order to counteract increased threat levels, titanium is being utilized on vehicle upgrade programs in addition to new builds. Based on active programs, as well as programs currently under evaluation, we believe there will be additional usage of titanium on ground combat vehicles that will provide continued growth in the military market sector. In armor and armament, we sell plate and sheet products for fabrication into appliqué plate and reactive armor for protection of the entire ground combat vehicle as well as the vehicle’s primary structure.

Since titanium’s initial commercial uses, the number of end-use markets for titanium has expanded significantly. Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment. Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment. In November 2005, we entered into a joint venture with XI'AN BAOTIMET VALINOX TUBES CO. LTD. (“BAOTIMET”) to produce welded titanium tubing in the Peoples Republic of China. BAOTIMET's production facilities are located in Xi'an, China, and production began in January 2007.

Titanium continues to gain acceptance in many emerging market applications, including automotive, energy (including oil and gas) and architecture. Although titanium is generally more expensive than other competing metals, over the entire life cycle of the application, customers find that titanium is a less expensive alternative due to its durability and longevity. In many cases customers also find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives and other factors. We continue to explore opportunities in these emerging markets through marketing initiatives, and we actively pursue the research and development of proprietary alloys designed to provide more cost effective alternatives for these markets.

Although we estimate that emerging market demand presently represents only about 4% of the 2006 total industry demand for titanium mill products, we believe emerging market demand, in the aggregate, could grow at double-digit rates over the next several years. We have ongoing initiatives to actively pursue and expand these markets, and these initiatives have resulted in net sales growth from our mill product shipments into emerging markets by more than 50% from 2004 to 2005 and again from 2005 to 2006.

The automotive market continues to be an attractive emerging market due to its potential for sustainable long-term growth. We are focused on developing and marketing proprietary alloys and processes specifically suited for automotive applications. Titanium is now used in several consumer car and truck applications as well as in numerous motorcycles. The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, we believe titanium’s acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits titanium offers.

The oil and gas market utilizes titanium for down-hole logging tools, critical riser components, fire water systems and saltwater-cooling systems. Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths, market demand for titanium’s light-weight, high-strength and corrosion-resistance properties is creating new opportunities for the material. We have focused additional resources on the development of alloys and production processes to promote the expansion of titanium use in this market and in other non-aerospace applications.

Manufacturing, Operations and Products - TIMET is a vertically integrated titanium manufacturer whose products include:
•	titanium sponge (named for its sponge-like appearance), the basic form of titanium metal used in titanium products;
•	melted products (ingot, electrodes and slab), the result of melting sponge and titanium scrap, either alone or with various alloys;
•	mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe; and
•	fabrications (spools, pipefittings, manifolds, vessels, etc.) that are cut, formed, welded and assembled from titanium mill products.

Titanium sponge is the commercially pure, elemental form of titanium metal. Titanium sponge production involves the chlorination of titanium-containing rutile ores (derived from beach sand) with chlorine and petroleum coke to produce titanium tetrachloride. Titanium tetrachloride is first purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. TIMET’s titanium sponge production facility in Nevada incorporates vacuum distillation process (“VDP”) technology. VDP removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in the chamber. The combination of heat and vacuum boils the residues from the sponge mass, the mass is then mechanically pushed out of the distillation vessel, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

Titanium sponge is melted into ingot (cylindrical solid shape that weighs up to 8 metric tons) or titanium slab (rectangular solid shape that weighs up to 16 metric tons). Ingot and slab are formed by melting sponge, scrap or both, usually with various alloys such as vanadium, aluminum, molybdenum, tin and zirconium. The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingot and slab as the intermediate material for further processing into mill products; but in some cases it sells ingot, electrodes and slab to third parties. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components. We typically reprocess scrap by-product from our mill production processes into the melting process once we have sorted and cleaned the scrap.

During the production process and following the completion of manufacturing, TIMET performs extensive testing on its products. TIMET believes the inspection process is critical to ensuring that its products meet the high quality requirements of its customers, particularly in aerospace component production. TIMET certifies its products meet customer specification at the time of shipment for substantially all customer orders.

TIMET sends certain products to outside vendors for further processing (e.g., certain rolling, finishing and other processing steps in the U.S., and certain melting and forging steps in France) before being shipped to customers. In France, our processor is also a partner in our 70%-owned subsidiary, TIMET Savoie, S.A. (“TIMET Savoie”). During 2006, we entered into a 20-year conversion services agreement with Haynes International, Inc. whereby Haynes will provide us an annual output capacity of 4,500 metric tons of titanium mill rolling services at their facility in Kokomo, Indiana. We also have the option of increasing this output capacity to 9,000 metric tons. This agreement provides us with a long-term secure source for processing flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

TIMET currently has the following manufacturing facilities in the United States and Europe.

		Annual Practical Capacity (3)
Location	Products	Melted	Mill
		(metric tons)

Henderson, NV	Sponge, melted	12,250	-
Morgantown, PA	Melted, mill	20,000	-
Toronto, OH	Milled, fabrications	-	11,000
Vallejo, CA (1)	Melted	1,600	-
Ugine, France (1)(2)	Melted, mill	2,100	1,500
Waunarlwydd (Swansea) Wales	Mill	-	3,100
Witton, England (1)	Melted, mill	8,700	7,000

(1)	Leased facility
(2)
Operated through a 70%-owned subsidiary. CEZUS is the other owner of the subsidiary. Practical capacity is based on Compagnie Europeenne du Zirconium-CEZUS S.A. ("CEZUS") contractual obligation with TIMET.

(3)	Practical capacities are variable based on product mix and are not additive.

TIMET estimates in 2006 they had approximately 20% of each of the worldwide melting and mill capacity.

During the past three years, our major titanium production facilities have operated at varying levels of practical capacity. Overall in 2006, our plants operated at approximately 88% of practical capacity, as compared to 80% in 2005 and 73% in 2004. Overall In 2007, our plants are expected to operate at approximately 93% of practical capacity.
•	Our VDP sponge facility in Nevada is expected to operate at 100% of its annual practical capacity of 10,600 metric tons during 2007.
•	Our U.S. melting facilities are expected to operate at approximately 95% of annual practical capacity in 2007, as compared to 90% in 2006.
•	Our U.S. forging and rolling facility is expected to operate at approximately 89% of annual practical capacity in 2007, up from 78% in 2006.
•
Our U.K. melting and mill production facilities are expected to operate at approximately 93% and 84%, respectively, of annual practical capacity in 2007 as compared to 86% and 74%, respectively, in 2006.

•	We expect to utilize all or substantially all of the maximum annual capacity CEZUS is contractually required to provide to us in 2007, just as we did in 2006.

However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

The expansion of the Nevada VDP sponge facility is nearing completion and is expected to commence commercial production during the second quarter of 2007. The expansion of the Pennsylvania electron beam cold hearth melt capacity, which will increase our total melt capacity by approximately 20% and our cold hearth melt capacity by approximately 54%, is on schedule, and we anticipate meeting our completion target of early 2008. In 2006, we entered into an agreement with CEZUS that provides for the extension of the term of the conversion services agreement until 2015 and the expansion of the maximum annual melt capacity that CEZUS is contractually required to provide to us to 2,900 metric tons. We expect the expansion to be fully operational by the second quarter of 2008.

Raw Materials - The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloys. The following table summarizes our 2006 raw material usage requirements in the production of our melted and mill products:

Percentage of total raw material requirements

Internally produced sponge	24%
Purchased sponge	29%
Titanium scrap	40%
Alloys	7%

100%

The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka. We purchase the majority of our supply of rutile ore from Australia. We believe the availability of rutile ore will be adequate for the foreseeable future and do not anticipate any interruptions of our rutile supplies.

Chlorine is currently obtained from a single supplier near our sponge plant in Henderson, Nevada. While we do not presently anticipate any chlorine supply problems, we have taken steps to mitigate this risk in the event of supply disruption, including establishing the feasibility of certain equipment modifications to enable us to utilize material from alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow us to eliminate the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers.

We are currently the largest U.S. producer of titanium sponge. Beginning in 2005, we commenced a 47% expansion of our sponge production capacity at our Henderson, Nevada plant, which is nearing completion, and commercial production from this additional capacity is expected to commence during the second quarter of 2007. During 2006, other producers also increased capacity and announced plans to begin construction on additional capacity expansion projects during 2007. However, the degree to which quality and cost of the sponge produced by our competitors will be comparable to the high-grade sponge that we produce in our Henderson, Nevada facility is unknown. Because we cannot supply all of our needs for all grades of titanium sponge internally, we will continue to be dependent on third parties for a portion of our raw material requirements. Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers’ specifications and expected end use. We will continue to purchase sponge from a variety of sources in 2007, including those sources under existing supply agreements that end on December 31, 2007. We continue to evaluate sources of sponge supply, including new long-term supply agreements or renewals of existing long-term sponge supply agreements.

We utilize titanium scrap for melted products that is internally generated from our mill product production process or externally purchased from certain of our customers under various contractual agreements or on the open market. Such scrap consists of alloyed and commercially pure solids and turnings. Internally produced scrap is generated in our factories during both melting and mill product processing. Scrap obtained through customer arrangements provides a “closed-loop” arrangement resulting in certainty of supply and cost stability. Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers. We anticipate that 20% to 25% of the scrap we will utilize during 2007 will be purchased from external suppliers, as compared to 25% to 30% for 2006, due to our successful efforts to increase our closed-loop arrangements. We also occasionally sell scrap, usually in a form or grade we cannot economically recycle.

All of our major competitors also utilize scrap as a raw material in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels. Although the demand for scrap remained strong in 2006 from steel-making and titanium melting sectors, as evidenced by high market prices for scrap compared to historical levels, the steel-making sector did not have as much influence on the availability and pricing for titanium scrap in 2006 as compared to 2005.

Overall market forces can significantly impact the supply or cost of externally produced scrap, as the amount of scrap generated in the supply chain varies during the titanium business cycles. Early in the titanium cycle, the demand for titanium melted and mill products begins to increase the scrap requirements for titanium manufacturers, which precedes the increase in scrap generation by downstream customers and the supply chain. The pressure on scrap generation and the supply chain places upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, resulting in greater availability of supply and downward pressure on the market price of scrap. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in the available supply and market prices for scrap. Increasing or decreasing cycles tend to cause significant changes in both the supply and market price of scrap. These supply chain dynamics result in selling prices for melted and mill products which tend to correspond with the changes in raw material costs. We expect that titanium industry-wide demand increases will continue and that average market prices will remain high in 2007. Because we are a net purchaser of scrap, this high level of demand and continued high pricing will continue to influence our raw material costs which will likely also influence our average selling prices.

In 2006, we were somewhat limited in our ability to raise prices for the portion of our business that is subject to long-term pricing agreements. However, our ability to offset increased material costs with higher selling prices improved in 2006 compared to 2005, as many of our long-term agreements (“LTAs”) have either expired or have been renegotiated with selling price adjustments that take into account our raw material cost fluctuations. Further, previously announced sponge expansions, including our VDP sponge expansion, and the increased generation of scrap as the commercial aerospace cycle advances, should help to further reduce the recent imbalance of global supply and demand for raw materials. However, we do not believe the raw material shortage will be fully relieved at any time in the near future, and therefore, we expect relatively high prices for raw materials to continue for at least the near term.

Various alloys used in the production of titanium products are also available from a number of suppliers. The recent high level of global demand for steel products has also resulted in a significant increase in the costs for several alloys, such as vanadium and molybdenum. In 2006, the cost of these alloys remained above historical levels of the past 10 years but were well below the cost peaks we experienced in the spring of 2005. Although availability is not expected to be a concern and we have negotiated certain price and cost protections with suppliers and customers, alloy costs may continue to fluctuate in the future.

Patents and Trademarks - TIMET holds U.S. and foreign patents for certain of its titanium alloys and manufacturing technology, which expire at various times from 2007 through 2025. TIMET seeks patent protection as it develops new manufacturing technology and occasionally enters into cross-licensing arrangements with third parties. However, the majority of TIMET’s titanium alloys and manufacturing technologies do not benefit from patent or other intellectual property protection. TIMET markets and sells some of its products under the TIMET® and TIMETAL® trademarks.

Sales - TIMET sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. TIMET’s distribution system also includes eight TIMET-owned service centers (five in the U.S. and three in Europe), which sell TIMET’s products on a just-in-time basis. The service centers primarily sell value-added and customized mill products. TIMET believes its service centers provide a competitive advantage which allows TIMET to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

Customer Agreements - We have LTAs with certain major customers, including, among others, The Boeing Company, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (“UTC,” Pratt & Whitney and related companies), Société Nationale d´Etude et de Construction de Moteurs d´Aviation (“Snecma”), Wyman-Gordon Company (a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET SAS. These agreements expire at various times through 2017, are subject to certain conditions and generally include the following provisions:

•	minimum market shares of the customers’ titanium requirements or firm annual volume commitments;
•	formula-determined prices (including some elements based on market pricing); and
•	price adjustments for certain raw material and energy cost fluctuations.

Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions. TIMET’s 2006 sales revenues to customers under LTAs were 39% of its total sales revenues, an eight percentage point decrease from 2005. This decrease primarily reflects LTAs with customers that expired in 2005, for which our sales to these customers were on an annual or spot purchase basis in 2006.

In certain events of nonperformance by us or the customer, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material effect on our business, results of operations, financial position or liquidity. The LTAs were designed to limit selling price volatility to the customer, while providing us with a committed volume base throughout the titanium industry business cycles and certain mechanisms to adjust pricing for changes in certain cost elements.

Effective July 1, 2005, we entered into a new LTA with Boeing (which replaced a prior LTA). The new LTA expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the buffer inventory program currently in place for Boeing and (iii) certain improved product pricing, including certain adjustments for raw material cost fluctuations. Beginning in 2006, the new LTA also replaced the take-or-pay provisions of the previous LTA with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. In 2006, Boeing met its minimum volume commitment, so no makeup payment was required. See Item 7 - MD&A for additional information regarding the Boeing LTA.

Markets and Customers

Our business is more dependent on commercial aerospace demand than is the overall titanium industry. We shipped approximately 59% of our mill products to the commercial aerospace sector in 2006, whereas we estimate approximately 41% of the overall titanium industry’s mill products were shipped to the commercial aerospace sector in 2006.

Substantially all of TIMET’s sales and operating income is derived from operations based in the U.S., the U.K., France and Italy. More than half of TIMET’s sales revenue is from sales to the commercial aerospace sector. We have LTAs with several major aerospace customers, including Boeing, Rolls-Royce, UTC, Snecma and Wyman-Gordon. This concentration of customers may impact our overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental sales revenue information:

	Year ended December 31,
	2004	2005	2006
	(Percentage of total sales revenue)

Ten largest customers	48%	44%	49%

Significant customers:
PCC and PCC-related entities (1)	13%	13%	11%

Customers under LTAs	44%	47%	39%

Significant customer under LTAs:
Rolls-Royce (1) (2)	15%	12%	-

(1)  PCC and PCC-related entities serve as suppliers to Rolls-Royce. Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in, the table above as sales to Rolls-Royce under the Rolls-Royce LTA.
(2)  Sales under the Rolls-Royce LTA were less than 10% in 2006.

The primary market for titanium products in the commercial aerospace sector consists of two major manufacturers of large commercial airframes, Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus, as well as manufacturers of large civil aircraft engines including Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Snecma. We sell directly to these major manufacturers, as well as to companies (including forgers such as Wyman-Gordon) that use our titanium to produce parts and other materials for such manufacturers. Approximately 57% of our sales revenue in 2004, 2005 and 2006 was generated by sales into the commercial aerospace sector. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on our business, results of operations, financial position and liquidity.

The market for titanium in the military sector includes sales of melted and mill titanium products engineered for applications for military aircraft (both engines and airframes), armor and component parts, armor appliqué on ground combat vehicles and other integrated armor or structural components. We sell directly to many of the major manufacturers associated with military programs on a global basis. Approximately 14% in 2004, 12% in 2005 and 15% in 2006 of our sales revenue was generated by sales into the military sector.

Outside of commercial aerospace and military sectors, we manufacture a wide range of products for customers in the chemical process, oil and gas, consumer, sporting goods, automotive and power generation sectors. Approximately 16% in 2004, 16% in 2005 and 17% in 2006 of our sales revenue was generated by sales into industrial and emerging market sectors, including sales to VALTIMET, which was our 43.7% owned affiliate until we sold our interest on December 28, 2006, for the production of welded tubing. For the oil and gas industry, we provide seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil and gas production equipment, along with firewater piping systems.

In addition to melted and mill products, which are sold into the commercial aerospace, military, industrial and emerging markets sectors, we sell certain other products such as titanium fabrications, titanium scrap and titanium tetrachloride. Sales of these other products represented 13% of our sales revenue in 2004, 15% in 2005 and 11% in 2006.

Our backlog of unfilled orders has grown significantly from approximately $450 million at December 31, 2004, to $870 million at December 31, 2005 and to $1,125 million at December 31, 2006. Over 83% of the 2006 year-end backlog is scheduled for shipment during 2007. Our order backlog may not be a reliable indicator of future business activity.

We have explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. We will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

Competition - The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. Additionally, producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified to process titanium products. There are also several producers of titanium sponge in the world. Four of the major producers are currently in some stage of increasing sponge production capacity. We believe that entry as a new producer of titanium sponge would require a significant capital investment, substantial technical expertise and significant lead time.

Our principal competitors in the aerospace titanium market are Allegheny Technologies Incorporated (“ATI”) and RTI International Metals, Inc. (“RTI”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (“VSMPO”), based in Russia. UNITI (a joint venture between ATI and VSMPO), RTI and certain Japanese producers are our principal competitors in the industrial and emerging markets. We compete primarily on the basis of price, quality of products, technical support and the availability of products to meet customers’ delivery schedules.

In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry. To the extent we are able to take advantage of this situation by purchasing sponge from such countries for use in our own operations, the negative effect of these imports on us can be somewhat mitigated.

Research and Development - TIMET’s research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, technology to enhance TIMET’s products performance in the industrial and aerospace markets and applications for automotive and other emerging markets. TIMET conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, with additional activities at its Witton, England facility. TIMET’s research and development costs were $2.9 million in 2004, $3.2 million in 2005 and $4.7 million in 2006.

Regulatory and Environmental Matters -

Trade and Tariffs - Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). Because a significant portion of end-use products made from titanium products are ultimately exported, we, along with our principal competitors and many customers, actively utilize the duty-drawback mechanism to recover most of the tariff paid on imports.

From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future.

The Japanese government has raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in multi-lateral trade negotiations through the World Trade Organization (the so-called “Doha Round”). As part of the Doha Round, the United States has proposed the staged elimination of all industrial tariffs, including those on titanium. The Japanese government has specifically asked that titanium in all its forms be included in the tariff elimination program. We have urged that no change be made to these tariffs, either on wrought or unwrought products. The negotiations are currently scheduled to conclude in 2007.

We will continue to resist efforts to eliminate duties on titanium products, although we may not be successful in these activities. Further reductions in, or the complete elimination of, any or all of these tariffs could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot and mill products and thus our results of operations, financial position or liquidity.

In 2006, legislation formerly known as the “Berry Amendment,” was re-enacted by Congress with minor changes. In general, the Berry Amendment requires that the United States Department of Defense (“DoD”) expend funds for products containing specialty metals, including titanium, that have been melted only in the United States. In 2007, the DoD will adopt regulations implementing the revised law. New DoD regulations could have a significant impact on the effectiveness of the law. We will continue to work with the DoD toward a successful implementation of the revised specialty metals provision. A weakening in the enforcement of the specialty metals clause could increase foreign competition for sales of titanium for defense products, adversely affecting our business, results of operations, financial position or liquidity.

Environmental Matters - TIMET’s operations are governed by various environmental laws and regulations. TIMET uses and manufactures substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. As with other companies engaged in similar businesses, certain of TIMET’s past and current operations and products have the potential to cause environmental or other damage. TIMET has implemented and continues to implement various policies and programs in an effort to minimize these risks. TIMET’s policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect TIMET’s production, handling, use, storage, transportation, sale or disposal of such substances as well as TIMET’s consolidated financial position, results of operations or liquidity.

Our U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally RCRA, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and CERCLA, as well as the state counterparts of these statutes. We believe our U.S. facilities are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union ("EU"). The United Kingdom and France are members of the EU and follow its initiatives. TIMET believes it has obtained all required permits and is in substantial compliance with applicable EU requirements.

From time to time, TIMET’s facilities may be subject to environmental regulatory enforce-ment under U.S. and foreign statutes. Typically TIMET establish-es compliance programs to resolve such matters. Occasionally, TIMET may pay penalties, but to date such penalties have not had a material adverse effect on TIMET’s consolidated financial position, results of operations or liquidity. We believe all of our facilities are in substantial compliance with applicable environmental laws.

Capital expenditures related to ongoing environmental compliance, protection and improvement programs in 2006 were approximately $2.0 million, and are currently expected to approximate $3.9 million in 2007.

Employees - As of December 31, 2006, TIMET employed approximately 2,380 people as follows:

United States(1)	1,545
Europe(2)	835
Total	2,380

(1) TIMET’s production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada (approximately 50% of TIMET’s total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2008, respectively. Employees at TIMET’s other U.S. facilities are not covered by collective bargaining agreements.

(2) A majority of the salaried and hourly employees at TIMET’s European facilities are represented by various European labor unions. TIMET recently extended its labor agreement with its U.K. production and maintenance employees through 2008, and TIMET’s labor agreement with its French and Italian employees are renewed annually.

TIMET considers its employee relations to be good.

OTHER

NL Industries, Inc. - At December 31, 2006, NL owned 70% of CompX (principally through CompX Group) and 36% of Kronos. NL also owns 100% of EWI RE, Inc., an insurance brokerage and risk management services company and also holds certain marketable securities and other investments. See Note 17 to our Consolidated Financial Statements for additional information.

Tremont LLC - Tremont is primarily a holding company through which we hold most of our 35% interest in TIMET at December 31, 2006. See Note 23 to our Consolidated Financial Statements. Tremont also has indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET’s facility in Nevada, and The Landwell Company L.P. ("Landwell"), which is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex.

Business Strategy - We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from our subsidiaries and unconsolidated affiliates, and the estimated sales value of those businesses. As a result, we have in the past, and may in the future, seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policy, consider the sale of our interest in our subsidiaries, business units, marketable securities or other assets, or take a combination of these or other steps, to increase liquidity, reduce indebtedness and fund future activities which have in the past and may in the future involve related companies. From time to time, we and our related entities consider restructuring ownership interests among our subsidiaries and related companies. We expect to continue this activity in the future.

We and other entities that may be deemed to be controlled by or affiliated with Mr. Harold C. Simmons routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, we perceive to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. In some instances we actively manage the businesses we acquire with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, we have disposed of our interest in a company prior to gaining control. We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

Website and Available Information - Our fiscal year ends December 31. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC. Our consolidated subsidiaries (Kronos, NL and CompX) and our significant equity method investee (TIMET) also file annual, quarterly and current reports, proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.valhi.net as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of such documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

Additional information, including our Audit Committee charter, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, can also be found on our website. Information contained on our website is not part of this Annual Report.

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1A. RISK FACTORS

Listed below are certain risk factors associated with us and our businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

Our assets consist primarily of investments in our operating subsidiaries, and we are dependent upon distributions from our subsidiaries to service our liabilities. A significant portion of our assets consists of ownership interests in our subsidiaries and affiliates. A majority of our cash flows are generated by our subsidiaries, and our ability to service our liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries. Our subsidiaries are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay cash dividends or other distributions to us. In addition, in some cases our subsidiaries’ ability to pay dividends or other distributions could be subject to restrictions as a result of debt covenants, applicable tax laws, foreign currency exchange regulations or other restrictions imposed by current or future agreements. Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us. If our subsidiaries should become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected. In addition, if the level of dividends and other distributions we receive from our subsidiaries were to decrease to such a level that we were required to liquidate any of our investments in the securities of our subsidiaries or affiliates in order to generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times at which we would not be able to realize what we believe to be the actual value of such assets.

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

Historically, the markets for many of our TiO2 products have experienced alternating periods of tight supply, causing selling prices and profit margins to increase, followed by periods of capacity additions, and demand reductions resulting in oversupply and declining selling prices and profit margins. At times, our costs to produce TiO2 may increase during periods when our selling prices are declining, which would further depress our profit margins. Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events. The demand for TiO2 during a given year is also subject to annual seasonal fluctuations. TiO2 sales are generally higher in the first half of the year than in the second half of the year due in part to the increase in paint production in the spring to meet the spring and summer painting season demand.

The titanium industry has historically derived a substantial portion of its business from the commercial aerospace sector. TIMET’s business is more dependent on commercial aerospace demand than the titanium industry as a whole. Consequently, the cyclical nature of the commercial aerospace sector has been the principal driver of fluctuations in TIMET’s performance. We believe we are in the beginning of a long term sustain demand for titanium; however, outside events could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises or reduced orders from commercial airlines resulting from continued operating losses at the airlines. If these events were to occur, industry wide titanium demand could decline rapidly and significantly which in turn would significantly decrease TIMET’s results of operations or liquidity.

We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses. The global markets in which Kronos, CompX, TIMET and WCS operate their businesses are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and these competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products or make it more difficult for us to compete with our competitors. In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings or decrease our liquidity. The number of sources and availability of certain raw materials is specific to the particular geographical regions in which our facilities are located. For example, titanium-containing feedstocks suitable for use in our TiO2 and titanium metal facilities are available from a limited number of suppliers around the world. While chlorine is generally widely available, TIMET obtains its chlorine requirements for its Nevada production facility from a single supplier near its plant. In addition, TIMET cannot supply internally all of its needs for all grades of titanium sponge and titanium scrap, and is dependent on third parties for a substantial portion of its raw material requirements. In addition to use by titanium manufacturers, titanium scrap is used in certain steel-making operations. Current demand for these steel products, especially from China, have produced a significant increase in demand for titanium scrap. Political and economic instability in the countries from which we purchase certain raw material supplies could adversely affect their availability. If our worldwide vendors are not able to meet their contractual obligations and we were otherwise unable to obtain necessary raw materials or if we would have to pay more for our raw materials and other operating costs, we may be required to reduce production levels or reduce our gross margins if we were unable to pass price increased onto our customers, which may decrease our liquidity and operating income and results of operations.

We could incur significant costs related to legal and environmental remediation matters. NL formerly manufactured lead pigments for use in paint. NL and others pigment manufacturers have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims. The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. As with all legal proceedings, the outcome is uncertain. Any liability NL might incur in the future could be material. See also Item 3.

Certain properties and facilities used in our former businesses are the subject of litigation, administrative proceedings or investigations arising under various environmental laws. These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources. Some of these proceedings involve claims for substantial amounts. Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material. See also Item 3.

Adverse changes to or interruptions in TIMET’s relationships with its major aerospace customers could reduce its revenues, profitability and liquidity. TIMET’s business is more dependent on commercial aerospace demand than the titanium industry as a whole. Sales under long-term agreements with certain customers in the aerospace industry account for a significant portion of TIMET’s revenues. If we are unable to renew or maintain our relationships with our major aerospace customers, including The Boeing Company, Rolls Royce, Snecma, UTC and Wyman Gordon Company, TIMET’s sales could decrease substantially, resulting in lower equity in earnings and net income to us.

TIMET’s failure to develop new markets will result in our continued dependence on the cyclical commercial aerospace industry. TIMET is devoting resources to developing new markets and applications for its titanium products, principally in the automotive, oil and gas and other emerging markets in an effort to reduce our dependence on the commercial aerospace market, which historically has had volatile swings in titanium demand. Developing new applications involves substantial risk and uncertainties because titanium must compete with less expensive alternative materials in these potential markets or applications. Significant time may be required for to develop these new markets or applications for our products and we may not be successful. In addition, we are uncertain to the extent to which we will face competition from titanium and other manufacturers.

The rapid increase in titanium prices may cause our customers to look for alternatives to titanium in their products. The price for melted and mill titanium has on average increased 71% and 35%, respectively, in each of the last two years as a result of a sharp increase in titanium demand that has exceeded industry expansion. If prices for titanium are sustained at this record level, new markets and application opportunities for titanium may diminish as the use of titanium becomes too costly for many manufacturers. In addition, manufacturers that currently use titanium for their products may look for less expensive alternatives for titanium in existing products and applications. If these events were to occur, TIMET’s sales and operating results could decrease substantially, resulting in lower equity in earnings and net income to us.

Reductions in, or the complete elimination of, any or all tariffs on imported titanium products into the United States could lead to increased imports of foreign sponge, ingot and mill products into the U.S. which could decrease pricing for our titanium products. In the U.S. titanium market, the increasing presence of foreign participants has become a significant competitive factor. Until 1993, imports of foreign titanium products had not been significant primarily as a result of the relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry.

Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future. While TIMET has resisted efforts to eliminate duties or tariffs on titanium products, we may not be successful in the future.

Our development of new component products as well as innovative features for our current component products is critical to sustaining and growing our Component Product Segment sales. Historically, our ability to provide value-added custom engineered component products that address requirements of technology and space utilization has been a key element of our success. The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with potential customers. The ability to implement such coordination may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new products that target customer-specific opportunities, there can be no assurance that any new products we introduce will achieve the same degree of success that we have achieved with our existing products. Introduction of new products typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel. As we attempt to introduce new products in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Our leverage may impair our financial condition or limit our ability to operate our businesses. We have a significant amount of debt, substantially all of which relates to Kronos’ Senior Secured Notes and our loans from Snake River Sugar Company. Our level of debt could have important consequences to our stockholders and creditors, including:

•	making it more difficult for us to satisfy our obligations with respect to our liabilities;

•	increasing our vulnerability to adverse general economic and industry conditions;

•
requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, reducing our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions and general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which we are committed to make minimum payments. Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow additional funds under our subsidiaries’ credit facilities may in some instances depend in part on our subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements. Our business may not generate sufficient cash flows from operating activities to allow us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity. We may not be able to refinance any of our debt on favorable terms, if at all. Our inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We along with our subsidiaries: Kronos, CompX, WCS, TIMET and NL lease office space for our principal executive offices in Dallas, Texas. A list of operating facilities for each of our subsidiaries is described in the applicable business sections of Item 1 - "Business." We believe our facilities are generally adequate and suitable for their respective uses.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings. In addition to information included below, certain information called for by this Item is included in Note 18 to our Consolidated Financial Statements, which is incorporated herein by reference.

Lead pigment litigation - NL

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (“LIA”), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments against us been entered. However, see the discussion below in The State of Rhode Island case. See also Note 18 to our Consolidated Financial Statements. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot currently be reasonably estimated. We can not assure you that we will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If we were to incur any such future liability, it could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

In August 1992, we were served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). In 2002, defendants filed a motion for summary judgment on all claims, which was granted in January 2006. In January 2007, the dismissal was affirmed by the appeals court. Plaintiff has not yet sought review by the Ohio Supreme Court. The time for appeal has not expired.

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and we have denied liability. All of the plaintiff’s claims, except for the failure to warn claim, have been dismissed by the trial court. In December 2006, plaintiff moved for reconsideration of his negligence claim. Trial is scheduled to begin in October 2007.

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs. In a 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, the trial judge declared a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In 2005, the trial court dismissed both the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim against us without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment. Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that we and the two other defendants should be ordered to abate the public nuisance. Following the trial, the trial court dismissed the State’s claim for punitive damages. In February 2007, the court denied the defendants’ post-trial motions to dismiss, for a new trial and for judgment notwithstanding the verdict. Additionally, the court set a hearing in March 2007 to enter a judgment and order. The court established a schedule over 60 days following entry of a judgment for briefing on the issue of the appointment of a special master to advise the court on, among other things, the extent, nature and cost of any abatement remedy. The scope of the abatement remedy will be determined by the judge with the assistance of the special master who has not yet been selected. The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings. We intend to appeal any judgment that the trial court may enter against us.

In October 1999, we were served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable. We have denied liability. In February 2006, the trial court issued orders dismissing the Smith family’s case and severing and staying the cases of the three other families. In March 2006, the plaintiffs appealed. In September 2006, the plaintiffs filed a certiorari petition with the Maryland Court of Appeals, which was denied in November 2006. The matter is now proceeding in the appellate court.

In February 2000, we were served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for city residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002, defendants’ motion to dismiss was denied. In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim. Defendants’ renewed motion to dismiss and motion for summary judgment were denied by the trial court in March 2004, but the trial court limited plaintiff’s complaint to monetary damages from 1990 to 2000, specifically excluding future damages. In March 2005, defendants filed a motion for summary judgment, which was granted in January 2006. Plaintiffs appealed and in December 2006, the appellate court ruled in favor of defendants, but referred the matter to the Missouri Supreme Court.

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Solano, Alameda, San Francisco, Monterey and San Mateo counties, the cities of San Francisco, Oakland, Los Angeles and San Diego, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. In February 2003, defendants filed a motion for summary judgment, which was granted in July 2003. In March 2006, the appellate court affirmed the dismissal of plaintiffs’ trespass claim, Unfair Competition Law claim and public nuisance claim for government-owned properties, but reversed the dismissal of plaintiffs’ public nuisance claim for residential housing properties, plaintiffs’ negligence and strict liability claims for government-owned buildings and plaintiffs’ fraud claim. In January 2007, plaintiffs amended the complaint to drop all of the claims except for the public nuisance claim.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002, the court dismissed all claims. Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of plaintiffs, but reversed the dismissal of the conspiracy count. In May 2004, defendants filed a motion for summary judgment on plaintiffs’ conspiracy count, which was granted in February 2005. In February 2006, the court of appeals reversed the trial court’s dismissal of the case and remanded the case for further proceedings.

In February 2001, we were served with a complaint in Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including us, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. The claims of all but three of the plaintiffs have been dismissed without prejudice with respect to us, and the matter is proceeding in the trial court with regard to the three remaining claims.

In May 2001, we were served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. We have denied all liability. In July 2003, defendants' motion for summary judgment was granted by the trial court, but the appellate court reversed this ruling in November 2004 and remanded the case. In October 2006, the court set a trial date of May 23, 2007. In February 2007, pursuant to a stipulated order, Mautz Paint was severed from the case for purposes of the May trial. If Mautz is tried, that trial would not take place until after January 1, 2008.

In January and February 2002, we were served with complaints by 25 different New Jersey municipalities and counties which have been consolidated as In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702). Each complaint seeks abatement of lead paint from all housing and all public buildings in each jurisdiction and punitive damages jointly and severally from the former pigment manufacturers and the LIA. In November 2002, the court entered an order dismissing this case with prejudice. In August 2005, the appellate court affirmed the trial court’s dismissal of all counts except for the state’s public nuisance count, which has been reinstated. In November 2005, the New Jersey Supreme Court granted defendants’ petition seeking review of the appellate court’s ruling on the public nuisance count.

In January 2002, we were served with a complaint in Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of three adults for injuries alleged to have been caused by the use of lead paint; however, plaintiffs have voluntarily dismissed all but one of the plaintiffs. We have denied all liability. In January 2006, the court set a trial date of April 2007; however, the plaintiff’s attorney withdrew from the case leaving the plaintiff unprepared to proceed with the trial. In January 2007, the court scheduled a hearing date on our motion for summary judgment for March 2007.

In April 2003, we were served with a complaint in Jones v. NL Industries, Inc., et al. (United States District Court, Northern District of Mississippi, Case No. 4:03cv229-M-B). The plaintiffs, fourteen children from five families, sued us and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. The case was tried in July 2006, and in August 2006 the jury returned a verdict in favor of the defendants on all counts. In November 2006, plaintiffs filed a notice of appeal.

In November 2003, we were served with a complaint in Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425). The complaint seeks damages against us and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor’s residence. We have denied all allegations of liability. Discovery is proceeding.

In December 2004, we were served with a complaint in Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). The plaintiffs, seven children from three families, sued us and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. The plaintiffs in the Terry case are alleged to have resided in the same housing complex as the plaintiffs in the Jones case. We have denied all allegations of liability and have filed a motion to dismiss plaintiffs’ fraud claim. The matter is now proceeding in the trial court.

In October 2005, we were served with a complaint in Evans v. Atlantic Richfield Company, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the homes in which she resided. Plaintiff seeks compensatory and punitive damages. We have denied all allegations of liability. In July 2006, defendants filed a motion to dismiss the defective product damages claims.

In December 2005, we were served with a complaint in Hurkmans v. Salczenko, et al. (Circuit Court, Marinette County, Wisconsin, Case No. 05-CV-418). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the home in which he resided. Plaintiff seeks compensatory damages. We have denied all liability. In February 2006, defendants filed a motion to dismiss the defective product damages claim. The matter is proceeding in the trial court.

In January 2006, we were served with a complaint in Hess, et al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799). Plaintiffs are two minor children who allege injuries purportedly caused by lead on the surfaces of the home in which they resided. Plaintiffs seek compensatory and punitive damages. We denied all allegations of liability. The case is proceeding in the trial court.

In October 2006, we were served with a complaint in Davis v. Millennium Holding LLC, et al. (District Court, Douglas County, Nebraska, Case No. 1061-619). In November 2006, the complaint was dismissed. The plaintiff did not file a timely appeal.

In October 2006, we were served with a complaint in Tyler v. Sherwin Williams Company et al. (District Court, Douglas County, Nebraska, Case No. 1058-174). Plaintiff alleges injuries purportedly caused by lead on the surfaces of various homes in which he resided. Plaintiff seeks punitive and compensatory damages, as well as equitable relief to move the plaintiff’s family from a home alleged to contain lead paint. Our motion to dismiss the complaint was granted in December 2006. In January 2007, the plaintiff appealed the decision.

In October 2006, we were served with a complaint in City of Akron, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Summit County, Ohio, Case No. CV-2006-106309). In November 2006, the plaintiff dismissed its complaint without prejudice.

In October 2006, we were served with a complaint in City of E. Cleveland, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Cuyahoga County, Ohio, Case No. CV06602785). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In December 2006, the defendants filed a motion to dismiss the claims.

In October 2006, we were served with a complaint in City of Lancaster, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Fairfield County, Ohio, Case No. 2006 CV 01055). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In December 2006, the defendants filed a motion to dismiss the claims.

In October 2006, we were served with a complaint in City of Toledo, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Lucas County, Ohio, Case No. G-4801-CI-200606040-000). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In December 2006, the defendants filed a motion to dismiss the claims.

In January 2007, we were served with a complaint in City of Canton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2006CV05048). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In January 2007, the defendants filed a motion to dismiss the claims.

In January 2007, we were served with a complaint in City of Cincinnati, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Hamilton County, Ohio, Case No. A 0611226). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In February 2007, the defendants filed a motion to dismiss the claims.

In January 2007, we were served with a complaint in Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In February 2007, the defendants filed a motion to dismiss the claims.

In January and February 2007, we were served with 30 complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin. In some cases, complaints have been filed elsewhere in Wisconsin. The plaintiff(s) are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside. Plaintiffs seek compensatory and punitive damages. The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services. In some cases, additional lead paint manufacturers and/or property owners are also defendants. We have denied all liability in those cases in which we have been required to answer and we intend to deny all liability in the other cases.  We further intend to defend against all of the claims vigorously.

In January 2007, we were served with a complaint in Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02). Plaintiffs, two minors and their mother, allege negligence, strict liability, and breach of warranty and seek compensatory and punitive damages for injuries purportedly caused by lead paint on the surfaces of the apartment in which they resided. We intend to deny liability and to defend against all of the claims vigorously.

In addition to the foregoing litigation, various legislation and administrative regulations have, from time to time, been proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

Environmental Matters and Litigation

General - Our operating companies are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. Our operating companies have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is for our operating companies to maintain compliance with applicable environmental laws and regulations at all plants and to strive to improve environmental performance. From time to time, our operating companies may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our operating companies’ production, handling, use, storage, transportation, sale or disposal of such substances. We believe that all of our operating companies’ plants are in substantial compliance with applicable environmental laws.

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the CERCLA, and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for such costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable. In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including:
•	complexity and differing interpretations of governmental regulations,
•	number of PRPs and the PRPs' ability or willingness to fund such allocation of costs,
•	financial capabilities and the allocation of such costs among PRPs,
•	multiplicity of possible solutions, and
•	number of years of investigatory, remedial and monitoring activity required.

In addition, the imposition of more stringent standards or requirements` under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by us to be required for such matters. In addition, with respect to other PRPs and the fact that we may be jointly and severally liable for the total remediation cost at certain sites, we ultimately could be liable for amounts in excess of our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, we cannot assure you that additional environmental matters will not arise in the future. If we were to incur any such future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available or circumstances change. We generally do not discount estimated future expenditures to their present value. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2006, we have not recognized any receivables for such recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments with respect to our accrued environmental costs. The timing of payments depends upon a number of factors including, among other things, the timing of the actual remediation process which in turn depends on factors outside our control. At each balance sheet date, we estimate the amount of our accrued environmental costs which we expect to pay over the subsequent 12 months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as a noncurrent liability.

NL - On a quarterly basis, NL evaluates the potential range of our liability at sites where we have been named as a PRP or defendant. At December 31, 2006, NL had accrued approximately $51 million for those environmental matters which we believe are reasonably estimable. We believe that it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $75 million. We have not discounted these estimates of such liabilities to present value.

At December 31, 2006, there are approximately 20 sites for which NL is currently unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not we actually had any association with the site, or if we had an association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to us to allow us to estimate a range of loss is unknown and dependent on events outside of our the control, such as when the party alleging liability provides information to us. At certain of these sites that had previously been inactive, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we were ultimately found liable.

In January 2003, we received a general notice of liability from the U.S. EPA regarding the site of a formerly owned lead smelting facility located in Collinsville, Illinois. In July 2004, we and the EPA entered into an administrative order on consent to perform a removal action with respect to residential properties located at the site. We have completed the clean-up work associated with the order. In April 2006, we and the EPA entered into an administrative order on consent to perform an additional removal action with respect to ponds located at the site. In October 2006, we completed this additional removal action.

In December 2003, we were served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)). The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability, deceit by false representation and asserts claims under CERCLA and RCRA against us and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma. The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation. Among other things, the complaint seeks actual and punitive damages from defendants. We have moved to dismiss the complaint and have denied all of plaintiffs’ allegations. In June 2004, the court dismissed plaintiffs’ claims for unjust enrichment and fraud as well as one of the RCRA claims. In February 2006, the court of appeals affirmed the trial court’s ruling that plaintiffs waived their sovereign immunity to defendants’ counter claim for contribution and indemnity.

In February 2004, we were served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), a purported class action on behalf of two classes of persons living in the town of Quapaw, Oklahoma: (1) a medical monitoring class of persons who have lived in the area since 1994, and (2) a property owner class of residential, commercial and government property owners. Four individuals are named as plaintiffs, together with the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma. Plaintiffs allege causes of action in nuisance and seek a medical monitoring program, a relocation program, property damages and punitive damages. We answered the complaint and denied all of plaintiffs’ allegations. The trial court subsequently stayed all proceedings in this case pending the outcome of a class certification decision in another case that had been pending in the same U.S. District Court, a case from which we have been dismissed with prejudice.

In January 2006, we were served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant. Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs. In February 2006, we filed a petition to remove the case to federal court. In April 2006, the defendants filed a motion to dismiss the plaintiffs’ claims for trespass and violations of certain Michigan laws. We have denied all allegations of liability. Discovery is proceeding.

In June 2006, we and several other PRPs received a Unilateral Administrative Order from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri. The Doe Run Company is the current owner of the site, and its predecessor purchased the site from us in approximately 1936. Doe Run is also named in the Order. In August 2006, Doe Run ceased to negotiate with us regarding an appropriate allocation of costs for the remediation. In January 2007, the parties agreed to engage in mediation regarding an appropriate allocation of costs for the remediation. If this mediation is unsuccessful, we intend to pursue Doe Run for its share of the costs associated with complying with the Order.

In June 2006, we were served with a complaint in Donnelly and Donnelly v. NL Industries, Inc. (State of New York Supreme Court, County of Rensselaer, Cause No. 218149).  The plaintiffs, a man who claims to have worked near one of our former sites in New York, and his wife allege that he suffered injuries (which are not described in the complaint) as a result of exposure to harmful levels of toxic substances as a result of NL’s conduct.  Plaintiffs claim damages for negligence, product liability and derivative losses on the part of the wife.  In July 2006, we removed this case to Federal Court. In August 2006, we answered the complaint and denied all of the plaintiffs’ allegations. Discovery is proceeding.

In July 2006, we were served with a complaint in Norampac Industries, Inc. v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 06-CV-0479). The plaintiff sued under CERCLA and New York’s Navigation Law for contribution for costs that have been, or will be, expended by the plaintiff to clean up a former Magnus Metals facility. The complaint also alleges common-law claims for negligence, public nuisance, private nuisance, indemnification, natural resource damages and declaratory relief. In September 2006, we denied all liability for, and we intend to defend vigorously against, all of the claims raised in the complaint. In October 2006, the matter was referred to mediation by the court.

In October 2006, we entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in OU-6, Waco Subsite, of the Cherokee County Superfund Site. We conducted milling activities on the portion of the site which we have agreed to remediate. We are also sharing responsibility with other PRPs as well as EPA for remediating a tributary that drains the portions of the site in which the PRPs operated. We will also reimburse EPA for a portion of its past and future response costs related to the site.

See also Item 1.

Tremont - In July 2000, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont had entered into an agreement with Halliburton Energy Services, Inc., another PRP for this site that provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration with the first hearing now to be held in June 2007 to determine the final allocation of costs. On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking:

•	to recover response and remediation costs incurred at the site,
•	a declaration of the parties’ liability for response and remediation costs incurred at the site,
•	a declaration of the parties’ liability for response and remediation costs to be incurred in the future at the site; and
•	a declaration regarding the obligation of Tremont to indemnify Halliburton and DII for costs and expenses attributable to the site.

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site. Plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site. Tremont subsequently has also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the Houston court recently agreed to stay the plaintiffs claims against Tremont and its subsidiaries, and denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific. Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation. Tremont has $2.7 million accrued at December 31, 2006 which represents the probable and reasonably estimable costs to be incurred through 2008 with respect to the interim remediation measures. Tremont currently expects it will be at least 2008 before the nature and extent of any final remediation measures for this site are known. Tremont has not accrued costs for any final remediation measures at this site because no reasonable estimate can currently be made of the cost of any final remediation measures.

TIMET - At December 31, 2006, TIMET had accrued approximately $1.8 million for environmental cleanup matters, principally related to their facility in Nevada. The upper end of the range of reasonably possible costs related to these matters, including the current accrual, is approximately $4.0 million.

Other -  We have also accrued approximately $6.3 million at December 31, 2006 for other environmental cleanup matters related to us. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

Insurance coverage claims.

We are involved in various legal proceedings with certain of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment lawsuits. In addition to information that is included below, we have included certain of the information called for by this Item in Note 18 to our Consolidated Financial Statements, and we are incorporating that information here by reference.

The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

We have an agreement with a former insurance carrier pursuant to which the carrier reimburses us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we ultimately will recover from the carrier for past defense costs incurred by us, because the carrier has certain discretion regarding which past defense costs qualify for reimbursement. See Note 18 to our Consolidated Financial Statements.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers. We do not expect further material settlements relating to environmental remediation coverage.

New York cases - In October 2005 we were served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff’s predecessor with respect to certain lead pigment lawsuits filed against us. In March 2006, the trial court denied our motion to dismiss. In April 2006, we filed a notice of appeal of the trial court’s ruling.

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of ours, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by plaintiff with respect to certain lead pigment lawsuits. In April 2006, the trial court denied our motion to dismiss. In October 2006, we filed a notice of appeal of the trial court’s ruling.

Texas cases - In November 2005, we filed an action against OneBeacon and certain other insurance companies, which also issued insurance policies to us in the past, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347). In this action, we are asserting that OneBeacon breached its contractual obligations to us under its insurance policies and are also seeking a declaratory judgment as to OneBeacon’s and the other insurance companies’ rights and obligations pursuant to the policies issued to us in connection with certain lead pigment actions. In January 2007, the parties filed a stipulation with the court in which we agreed that the claims in this action would be added to NL Industries, Inc. v. American Re Insurance Company, et al (described below).

In April 2006, we filed a comprehensive action against all of the insurance companies which issued policies to us that potentially could provide insurance for lead pigment actions and/or asbestos actions asserted against us, captioned NL Industries, Inc. v. American Re Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E). In this action, we assert that defendants have breached their obligations to us under such insurance policies with respect to lead pigment and asbestos claims, and we seek a declaration as to the rights and obligations of each insurance company with respect to such claims. In October 2006, the court stayed this proceeding pending outcome of the appeal in the New York action captioned OneBeacon American Insurance Company v. NL Industries, Inc., et. al. (described above).

In September 2006, we filed a declaratory judgment action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-13934-A) seeking interpretation of a Stand-Still Agreement, which is governed by Texas law. In December 2006, this case was consolidated into NL Industries, Inc. v. American Re Insurance Company, et al (described above).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES

Common Stock and Dividends - Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of February 28, 2007, we had approximately 3,100 holders of record of our common stock. The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated. On February 28, 2007 the closing price of our common stock was $22.42.

	High	Low	Cash dividends paid

Year ended December 31, 2005

First Quarter	$21.43	$14.87	$.10
Second Quarter	22.47	17.00	.10
Third Quarter	18.26	16.94	.10
Fourth Quarter	19.14	17.20	.10

Year ended December 31, 2006

First Quarter	$18.90	$17.00	$.10
Second Quarter	25.81	18.14	.10
Third Quarter	27.50	22.75	.10
Fourth Quarter	27.92	22.92	.10

First Quarter 2007 through February 28	$27.28	$22.28	-

We paid regular quarterly dividends of $.10 per share during 2005 and 2006. In February 2007, our board of directors declared a first quarter 2007 dividend of $.10 per share, to be paid on March 30, 2007 to shareholders of record as of March 12, 2007. In addition to our regular dividend, on February 28, 2007 our board of directors declared a special dividend of TIMET common stock payable on March 26, 2007 to stockholders of record as of March 12, 2007.  In the special dividend we will distirbute approximately 56.8 million shares of TIMET common stock, which amount represents all of the TIMET common stock we own and approximately 35.1% of the outstanding TIMET common stock.  However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay. In this regard, our revolving bank credit facility currently limits the amount of our quarterly dividends to $.10 per share, plus an additional aggregate amount of $164.1 million at December 31, 2006.  We have received a waive under our bank credit facility regarding the special dividend.

Performance Graph - Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2001 through December 31, 2006. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2001 and the reinvestment of dividends.

	December 31,
	2001	2002	2003	2004	2005	2006

Valhi common stock	$100	$67	$123	$135	$158	$226
S&P 500 Composite Stock Price Index	100	78	100	111	117	135
S&P 500 Industrial Conglomerates Index	100	59	80	96	92	100

The  information contained in the performance graph shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act, except to the extent we specifically request that the material be treated as soliciting material or specifically incorporate this performance graph by reference into a document filed under the Securities Act or the Securities Exchange Act.

Treasury Stock Purchases - In March 2005, our board of directors authorized the repurchase of up to 5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. In November 2006, our board of directors authorized the repurchase of an additional 5.0 million shares. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Notes 14 and 17 to the Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our common stock we purchased during the fourth quarter of 2006. All of these purchases were made under the repurchase program in open market transactions, except for 1.0 million shares we purchased from one of our affiliates as discussed in Note 17 to the Consolidated Financial Statements.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

October 1, 2006 to October 31, 2006	31,200	$23.48	31,200	619,400

November 1, 2006 to November 30, 2006	1,008,700	23.53	1,008,700	4,610,700

December 1, 2006 to December 31, 2006	21,600	25.75	21,600	4,589,100

	1,061,500		1,061,500

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2002 (1)	2003 (1)	2004 (1)	2005 (1)	2006
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$875.2	$1,008.2	$1,128.6	$1,196.7	$1,279.5
Component products	166.7	173.9	182.6	186.3	190.1
Waste management	8.4	4.1	8.9	9.8	11.8

Total net sales	$1,050.3	$1,186.2	$1,320.1	$1,392.8	$1,481.4

Operating income:
Chemicals	$84.6	$123.6	$102.4	$165.6	$138.1
Component products	4.4	9.1	16.2	19.3	20.6
Waste management	(7.0)	(11.5)	(10.2)	(12.1)	(9.5)

Total operating income	$82.0	$121.2	$108.4	$172.8	$149.2

Equity in earnings (losses) of TIMET	$(29.0)	$(2.3)	$22.7	$64.9	$101.1

Income (loss) from continuing operations	$5.5	$(84.8)	$225.5	$82.1	$141.7
Discontinued operations	(.2)	(2.9)	3.7	(.3)	-
Cumulative effect of change in accounting principle	-	.6	-	-	-

Net income (loss)	$5.3	$(87.1)	$229.2	$81.8	$141.7

DILUTED EARNINGS PER SHARE DATA:
Income (loss) from continuing Operations	$.05	$(.71)	$1.87	$.69	$1.20

Net income (loss)	$.05	$(.73)	$1.90	$.69	$1.20

Cash dividends	$.24	$.24	$.24	$.40	$.40

Weighted average common shares Outstanding	115.8	119.9	120.4	118.5	116.5

STATEMENTS OF CASH FLOW DATA:
Cash provided (used in) by:
Operating activities	$106.8	$108.5	$142.1	$104.3	$86.3
Investing activities	(67.1)	(33.8)	(58.1)	20.4	(89.5)
Financing activities	(103.3)	(71.2)	78.4	(115.8)	(87.6)

BALANCE SHEET DATA (at year end):
Total assets (2)	$2,167.8	$2,307.2	$2,690.5	$2,578.4	$2,804.7
Long-term debt	605.7	632.5	769.5	715.8	785.3
Stockholders’ equity (2)	689.8	631.2	876.1	797.3	866.8

(1)
Chemicals operating income and total operating income, income (loss) from continuing operations and net income (loss), and related per share amounts, for the years ended December 31, 2002, 2003, 2004 and 2005, and stockholders’ equity as of December 31, 2002, 2003, 2004 and 2005, have each been adjusted from amounts previously disclosed due to the adoption of FASB Staff Position (“FSP”) No. AUG AIR-1 effective December 31, 2006, see Note 19 to our Consolidated Financial Statements. Chemicals operating income and total operating income, as presented above, differs from amounts previously reported by a $.3 million increase in 2002 and by a $1.4 million increase in 2003. Income (loss) from continuing operations and net income, as presented above, differs from amounts previously reported by a $.1 million increase in 2002 ($.01 per diluted share) and by a $.6 million increase in 2003 (which did not change the diluted share amount). Stockholders’ equity, as presented above, is greater than amounts previously reported by $1.3 million at December 31, 2002.

(2)	We adopted Statement of Financial Accounting Standard (“SFAS”) No. 158. See Notes 11 and 19 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL, Kronos, CompX, Tremont LLC and WCS. We are also the largest shareholder of TIMET although we own less than a majority interest. Kronos, NL, CompX and TIMET each file periodic reports with the Securities and Exchange Commission (“SEC”).

We have three consolidated operating segments:

•
Chemicals - Our Chemicals Segment is operated through our majority ownership of Kronos. Kronos is a leading global producer and marketer of value-added TiO2. TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.

•
Component Products - We operate in the component products industry through our majority ownership of CompX. CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in office furniture, transportation, tool storage and a variety of other industries. CompX has recently entered the performance marine components industry through the acquisition of two performance marine manufacturers.

•
Waste Management - WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low level radioactive waste. WCS is in the process of seeking to obtain regulatory authorization to expand its low-level and mixed low-level radioactive waste handling capabilities.

In addition, we account for our 35% less than majority interest in TIMET by the equity method. On February 28, 2007 our board of directors declared a special dividend of all of the TIMET common stock we own. The special dividend is payable on March 26, 2007 to stockholders of record as of March 12, 2007. After the special dividend is completed the only ownership interest we will have in TIMET will be a nominal amount through our NL subsidiary. See Note 23 to our Consolidated Financial Statements. TIMET is a leading global producer of titanium sponge, melted products and milled products. Titanium is used for a variety of commercial, aerospace, military, medical and other emerging markets. TIMET is also the only titanium producer with major production facilities in both of the world’s principal titanium markets: the U.S. and Europe.

Income From Continuing Operations Overview

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006 -

We reported income from continuing operations of $141.7 million, or $1.20 per diluted share, in 2006 compared to income of $82.1 million, or $.69 per diluted share, in 2005 and $225.5 million, or $1.87 per diluted share, in 2004. As discussed is Note 19 to the Consolidated Financial Statements, we have restated our Consolidated Financial statements as a result of our adoption of FSP No. AUG AIR-1 effective December 31, 2006.

Our diluted earnings per share increased from 2005 to 2006 due primarily to the net effects of:
•
lower effective income tax rate in 2006 primarily due to the favorable resolution in 2006 related to audits in our Chemicals Segment’s operations in Germany, Belgium and Norway and a provision in 2005 related to a change in the permanent reinvestment conclusion for earnings of certain foreign subsidiaries of our Component Products Segment;

•	higher equity in earnings from TIMET in 2006.
•	the gain in 2006 from the sale of certain land in Nevada;
•
lower operating income from our segments, as improvements in operating income from our Component Products and Waste Management Segments were more than offset by a decline in operating income at our Chemicals Segment;

•	a charge in 2006 from the redemption of our 8.875% Senior Secured Notes;
•	the write-off of accrued interest in 2005 on our prior loan to Snake River Sugar Company;
•	securities transaction gains realized in 2005; and
•	lower interest and dividend income in 2006 primarily due to lower distributions received from The Amalgamated Sugar Company LLC in 2006.

Our income from continuing operations in 2005 includes (net of tax and minority interest, as applicable):
•	income related to certain income tax benefits recognized by TIMET of $.11 per diluted share;
•	gains from NL’s sales of shares of Kronos common stock of $.05 per diluted share;
•
a non-cash income tax expense of $.03 per diluted share related to developments in certain income tax audits at NL and our Chemicals Segment and a change in the permanent reinvestment conclusion for earnings of certain foreign subsidiaries of our Component Products Segment;

•	a gain from the sale of our passive interest in a Norwegian smelting operation of $.02 per diluted share;
•	income related to TIMET’s sale of certain real property adjacent to its Nevada operations of $.02 per diluted share; and
•	income of $.01 per diluted share related to certain insurance recoveries recognized by NL.

Our income from continuing operations in 2006 includes (net of tax and minority interest, as applicable):
•
net income tax benefit of $.21 per diluted share at our Chemicals Segment related to the net effect of the withdrawal of certain income tax assessments previously made by Belgian and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in Canadian federal income tax rates offset by the unfavorable resolution of certain other income tax issues related to our German operations;

•	income of $.20 per diluted share related to the sale of our land in Nevada;
•	a charge related to the redemption of our 8.875% Senior Secured Notes of $.09 per diluted share;
•	a gain of $.09 per diluted share related to TIMET’s sale of its minority interest in VALTIMET, a manufacturing joint venture located in France; and

•	income of $.03 per diluted share related to certain insurance recoveries recognized by NL.

We discuss these amounts more fully below.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005 -

We reported income from continuing operations of $82.1 million, or $.69 per diluted share, in 2005 compared to income of $225.5 million, or $1.87 per diluted share, in 2004. Our diluted earnings per share declined from 2004 to 2005 primarily due to the net effects of:
•	certain income tax benefits recognized by Kronos and NL in 2004;
•	higher equity in earnings from TIMET in 2005;
•
higher operating income from our segments in 2005, as improvements in operating income from our Chemicals and Component Products Segments more than offset an increase in the operating loss generated by our Waste Management Segment;

•	higher interest and dividend income in 2005 primarily due to higher distributions received from The Amalgamated Sugar Company LLC;
•	the write-off of accrued interest in 2005 on our prior loan to Snake River Sugar Company; and
•	certain securities transaction gains realized in 2005.

Significant items included in our income from continuing operations in 2005 are discussed above. Our income from continuing operations in 2004 includes (net of tax and minority interest, as applicable):

•	income of $1.91 per diluted share related to the reversal of Kronos’ deferred income tax asset valuation allowance in Germany;
•
income of $.34 per diluted share related to the reversal of the deferred income tax asset valuation allowance related to EMS and the adjustment of estimated income taxes due upon the IRS settlement related to EMS;

•	income of $.03 per diluted share related to Kronos’ contract dispute settlement;
•
income of $.03 per diluted share related to our pro-rata share of TIMET’s non-operating gain from TIMET’s exchange of its convertible preferred debt securities for a new issue of TIMET convertible preferred stock;

•	income of $.01 per diluted share related to NL’s sales of Kronos common stock in market transactions; and
•
income of $.01 per diluted share related to our pro-rata share of TIMET’s income tax benefit resulting from TIMET’s utilization of a capital loss carryforward, the benefit of which TIMET had not previously recognized.

We discuss these amounts more fully below.

Current Forecast for 2007 -

We currently believe net income for the full year 2007 will be significantly lower in 2007 as compared to 2006 due primarily to the net effects of:

•	lower equity in earnings of TIMET resulting from the March 2007 distribution of our TIMET shares to our stockholders;
•	lower expected operating income from our Chemicals Segment in 2007;
•	the gain from the land we sold in 2006; and
•	the aggregate income tax benefit recognized by our Chemicals Segment in 2006.

Critical accounting policies and estimates

We have based the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” upon our Consolidated Financial Statements. We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases the accounting treatment of a particular transaction does not require us to make estimates and judgements. However, in other cases we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates, including those related impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation and income tax contingencies. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results might differ significantly from previously-estimated amounts under different assumptions or conditions.

“Our critical accounting policies” relate to amounts having a material impact on our financial position and results of operations, and that require our most subjective or complex judgments. See Note 1 to our Consolidated Financial Statements for a detailed discussion of our significant accounting policies.

•
Marketable securities - We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method. For these investments, evaluate the fair value at each balance sheet date. We record an impairment charge when we believe an investment has experienced an other than temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2006, the carrying value (which equals their fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each of such investment. Our investment in The Amalgamated Sugar Company LLC represents approximately 92% of the aggregate carrying value of all of our marketable securities at December 31, 2006. The $250 million carrying value is the same as its cost basis. At December 31, 2006, the $29.51 per share quoted market price of our investment in TIMET (the only one of our equity method investees for which quoted market prices are available) was more than six times our per share net carrying value of our investment in TIMET.

•
Goodwill - Our goodwill totaled $385.2 million at December 31, 2006 resulting primarily from our various step acquisitions of Kronos and NL. In accordance with SFAF No. 142, Goodwill and other Intangible Assets, we do not amortize goodwill.

Goodwill is evaluated for impairment at least annually. Goodwill is also evaluated for impairment if the book value of its reporting unit exceeds its estimated fair value. A reporting unit can be a segment or an operating division. For our Chemicals Segment we compare the book value to the publicly traded market price to assess impairment. For our Component Products Segment we use a discounted cash flow technique. If the fair value is less than the book value the asset is written down to the estimated fair value.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

We did not recognize an impairment charge for goodwill during 2006.

•
Long-lived assets - We account for our long-lived assets, including our investment in WCS, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess property, equipment and capitalized permit costs for impairment only when circumstances indicate an impairment may exist. During 2006, as a result of continued operating losses, certain long-lived assets of our Waste Management Segment were evaluated for impairment as of December 31, 2006. Our analysis, based on estimated future undiscounted cash flows of WCS’ operations, indicated no impairment was present as the estimate exceeded the carrying value of WCS’ net assets. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

•
Employee benefit plan costs - We provide a range of benefits including various defined benefit pension and other postretirement benefits for our employees. We record annual amounts related to these plans based upon calculations required by GAAP, which make use of various actuarial assumptions, such as: discount rates, expected rates of returns on plan assets, compensation increases, employee turnover rates, mortality rates and expected health care trend rates. We review our actuarial assumptions annually and make modifications to the assumptions based on current rates and trends when we believe appropriate. As required by GAAP, modifications to the assumptions are generally recorded and amortized over future periods. Different assumptions could result in the recognition of different expense amounts over different periods of times. These assumptions are more fully described below under “—Assumptions on defined benefit pension plans and postretirement benefit plans.”

•
Income taxes - Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting. We record a valuation allowance to reduce our gross deferred income tax assets to the amount we believe will be realized under the more-likely-than-not recognition criteria of SFAS No. 109, Accounting for Income Taxes. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future. If such changes take place, there is a risk that an adjustment to the deferred income tax asset valuation allowance may be required that would either increase or decrease, as applicable, our reported net income in the period such change in estimate was made. We did not adjust our valuation allowance in 2006.

We also evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While we may have concluded in the past that some undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested. If our prior conclusions change, we would recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us. We did not change the conclusion on our undistributed foreign earnings in 2006.

From time to time, tax authorities will examine certain of our income tax returns.  We provide accruals for our estimate of additional taxes and related interest expense which could ultimately result from these tax examinations.  Tax authorities may interpret tax regulations differently than we do.  Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase our reported net income in the period of such change).

Litigation and environmental liabilities - We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for these liabilities when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2006 we have recorded total environmental liabilities of $59.7 million dollars.

Operating income for each of our three operating segments are impacted by certain of these significant judgments and estimates, as summarized below:

•	Chemicals - reserves for obsolete or unmarketable inventories, impairment of equity method investees, goodwill and other long-lived assets, defined benefit pension and OPEB plans and loss accruals.
•	Component Products - reserves for obsolete or unmarketable inventories, impairment of long-lived assets and loss accruals.
•	Waste Management - impairment of long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investees, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Segment Operating Results - 2005 Compared to 2006 and 2004 Compared to 2005 -

Chemicals -

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (“GDP”) in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.

The factors having the most impact on our reported operating results are:

•	TiO2 average selling prices;
•	foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar);
•	TiO2 sales and production volumes; and
•	manufacturing costs, particularly maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are TiO2 average selling prices, and TiO2 sales and production volumes.

	Years ended December 31,			% Change
	2004	2005	2006	2004-05	2005-06
	(Dollars in millions)

Net sales	$1,128.6	$1,196.7	$1,279.5	6%	7%
Cost of sales	882.0	884.1	980.8	-	11%

Gross margin	$246.6	$312.6	$298.7	27%	(4)%

Operating income	$102.4	$165.6	$138.1	62%	(17)%

Percent of net sales:
Cost of sales	78%	74%	77%
Gross margin	22%	26%	23%
Operating income	9%	14%	11%

TiO2 operating statistics:
Sales volumes*	500	478	511	(4)%	7%
Production volumes*	484	492	516	2%	5%
Production rate as percent of capacity	Full	99%	Full

Percent change in net sales:
TiO2 Product pricing				8%	-%
TiO2 Sales volumes				(4)%	7%
TiO2 product mix				1%	-%
Changes in currency exchange rates				1%	-%

Total				6%	7%

*Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales increased by 7% or $82.8 million in 2006 compared to 2005 due primarily to an 7% increase in TiO2 sales volumes and to a lesser extent the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $2.0 million, or less than 1%. Our Chemicals Segment’s sales volumes in 2006 were a new record for us. The increase in our TiO2 sales volumes in 2006 was due primarily to higher sales volumes in the United States, Europe and in export markets, which were partially offset by lower sales volumes in Canada. Our sales volumes in Canada have been impacted by decreased demand for TiO2 used in paper products.

Our Chemicals Segment’s net sales increased 6% or $68.1 million in 2005 compared to 2004, primarily due to an 8% increase in average TiO2 selling prices and favorable foreign currency exchange rates, offset somewhat by a 4% decrease in sales volumes. We estimate the favorable effect of changes in currency exchange rates increased our net sales for 2005 by approximately $16 million, or 1%, compared to 2004. Our 4% decrease in sales volumes for 2005 is primarily due to lower sales volumes in all regions of the world. Worldwide demand for TiO2 in 2005 was estimated to have declined by approximately 5% from 2004. We attribute this decline to slower overall economic growth and inventory destocking by our customers.

Cost of Sales - Our Chemicals Segment’s cost of sales increased in 2006 primarily due to the impact of higher sales volumes and higher operating costs. Cost of sales as a percentage of sales increased in 2006 primarily due to a 15% increase in utility costs (primarily energy costs), a 4% increase in raw material costs and currency fluctuations (primarily the Canadian dollar). The negative impact of the increase in raw materials and energy costs on our Chemicals Segment’s gross margin and operating income comparisons was somewhat offset by record TiO2 production volumes which increased 5% in 2006 as compared to 2005. We continued to gain operational efficiencies by enhancing our processes and debottlenecking production to meet long-term demand. Our operating rates were near full capacity in 2005 and at full capacity in 2006, and our TiO2 production volumes in 2006 were a new record for us for the fifth consecutive year.

Our Chemicals Segment’s cost of sales increased slightly in 2005 as compared to 2004 as the effect of lower sales volumes was more than offset by a 4% increase in raw material and a 9% increase in utility costs (primarily energy costs). Cost of sales as a percentage of sales decreased in 2005 primarily due to the effects of higher average selling prices which more than offset the increases in raw material and other operating costs. TiO2 production volumes increased 2% for the year ended December 31, 2005 compared to the same period in 2004, which favorably impacted our income from operations comparisons. Our operating rates were at full capacity in 2004 and near full capacity in 2005.

Through our debottlenecking program, we added finishing capacity in our German chloride-process facility which along with equipment upgrades and enhancements in several locations, have allowed us to reduce downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. We believe our annual attainable TiO2 production capacity for 2007 is approximately 525,000 metric tons, with some additional capacity expected to be available in 2008 through our continued debottlenecking efforts.

Operating Income - Our Chemicals Segment’s operating income declined in 2006 primarily due to the decrease in gross margin and the effect of fluctuations in foreign currency exchange rates. While our sales volumes were higher in 2006, our gross margin has decreased as we were not able to achieve pricing levels to offset the negative impact of our increased operating costs (primarily energy and raw materials costs). Changes in currency rates also negatively affected our gross margin. We estimate the negative effect of changes in foreign currency exchange rates decreased operating income by $20 million in 2006 as compared to 2005.

Our Chemicals Segment’s operating income increased in 2005 as compared to 2004 due primarily to the improvement in gross margin. While our sales volumes were lower in 2005, our gross margin increased primarily because of higher average TiO2 selling prices and higher production volumes, which more than offset the impact of lower sales volumes and higher raw material and maintenance costs and the $6.3 million of income related to a contract dispute settlement with a customer that we recognized in 2004. Changes in currency rates favorably affected our gross margin. We estimate the favorable effect of changes in foreign currency exchange rates increased operating income by approximately $6 million, when comparing 2005 to 2004.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of goods sold. We recognized additional depreciation expense of $16.2 million in 2004, $16.6 million in 2005 and $13.2 million in 2006, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos. Changes in the amount of this additional depreciation expense during between 2004 and 2005 are due primarily to the effect of relative changes in foreign currency exchange rates. In the third quarter of 2006, certain of the basis differences became fully amortized, and as a result the amortization of our purchase accounting adjustments was lower in 2006 as compared to 2005 and 2004. We estimate such amortization will be approximately $4 million in 2007.

Foreign Currency Exchange Rates - Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income in 2006 and 2005 as compared to the respective prior year.

	Increase (decrease) - Year ended December 31,
	2004 vs. 2005	2005 vs. 2006
	(In millions)

Impact on:
Net sales	$16	$2
Operating income	6	(20)

Other - On September 22, 2005, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company (“LPC”), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The majority of LPC’s property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved were covered by insurance, and insurance covered our lost profits (subject to applicable deductibles) resulting from our share of the loss of production at LPC. Both we and LPC filed claims with our insurers. We recognized a gain of $1.8 million related to our business interruption claim in the fourth quarter of 2006, which is included in other income on our Consolidated Statement of Income.

Outlook - We expect our Chemicals Segment’s income from operations in 2007 will be lower than 2006, due to continued downward pricing pressures and increased energy and raw materials costs, offset in part by the effect of higher expected sales and production volumes. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of GDP, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Component Products -

The key performance indicator for our Component Products Segment is operating income margin.

	Years ended December 31,			% Change
	2004	2005	2006	2004-05	2005-06
	(Dollars in millions)

Net sales	$182.6	$186.3	$190.1	2%	2%
Cost of sales	142.8	142.6	143.6	-	1%

Gross margin	$39.8	$43.7	$46.5	10%	6%

Operating income	$16.2	$19.3	$20.6	18%	7%

Percent of net sales:
Cost of goods sold	78%	77%	76%
Gross margin	22%	23%	24%
Operating income	9%	10%	11%
Net Sales - Our Component Product Segment’s net sales increased in 2006 as compared to 2005 primarily due to new sales volumes generated from the August 2005 and April 2006 acquisitions of two marine component businesses, which increased sales by $11.3 million in 2006. Other factors contributing to the increase in sales include sales volume increases in security products resulting from improved demand and the favorable effects of currency exchange rates on furniture component sales, offset in part by sales volume decreases for certain furniture components products due to competition from lower priced Asian manufacturers.

Our Component Product Segment’s net sales were higher in 2005 as compared to 2004 primarily due to increases in selling prices for certain products across all segments to recover volatile raw material prices, sales volume associated with the August 2005 acquisition of a marine components business which increased sales by $4.2 million in 2005, and the favorable effect of fluctuations in currency exchange rates, partially offset by sales volume decreases for certain furniture component products resulting from Asian competition.

Cost of Sales - Our Component Products Segment’s cost of sales decreased as a percentage of net sales in 2006 compared to 2005, and as a result gross margin increased over the same period. The gross margin improvement is primarily due to an improved product mix, with a decline in lower-margin furniture components sales and an increase in sales of higher margin security and marine component products, as well as a continued focus on reducing costs, offset in part by higher raw material costs and the unfavorable effect of changes in currency exchange rates.

Cost of sales as a percentage of net sales decreased in 2005 as compared to 2004 as the favorable impact of continued reductions in manufacturing and overhead costs more than offset the negative impact of changes in foreign currency exchange rates and higher raw material costs.

Operating Income - Our Component Products Segment’s gross margin and operating income increased in 2006 primarily due to the increase in sales and the favorable change in product mix, as well as decreased operational costs as a result of a continuous focus on reducing costs across all product lines, partially offset by the negative impact of currency exchange rates and higher raw material costs.

Our Component Products Segment’s operating income increased in 2005 as compared to 2004 as the favorable impact of continued reductions in costs, offset in part by the negative impact of changes in foreign currency exchange rates and higher raw material costs.

Foreign Currency Exchange Rates - Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan. The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Component Products Segment’s sales and operating income in 2006 as compared to 2005.

	Increase (decrease) - Year ended December 31,
	2004 vs. 2005	2005 vs. 2006
	(In thousands)

Impact on:
Net sales	$1,541	$1,138
Operating income	(2,251)	(1,132)

Outlook - While demand has stabilized across most product lines, certain customers continue to seek lower cost Asian sources as alternatives to our products. We believe the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities. Asian sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain share in certain markets. Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian based manufacturing facilities. In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical. We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian based manufacturers are generally unable to provide. This strategy accepts forgoing certain segment sales where profitability is not possible in favor of developing new product and new market opportunities where we believe the combination of our cost control initiatives and value added approach will produce better results for our shareholders. We also expect raw material cost volatility to continue during 2007 which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Waste Management -

	Years ended December 31,
	2004	2005	2006
	(In millions)

Net sales	$8.9	$9.8	$11.8
Cost of goods sold	13.3	15.4	15.0

Gross margin	$(4.4)	$(5.6)	$(3.2)

Operating loss	$(10.2)	$(12.1)	$(9.5)

General - We continue to operate WCS’s waste management facility on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct 11.e(2) waste material and for a broad range of low-level and mixed low-level radioactive wastes. We have previously filed license applications for such disposal capabilities with the applicable Texas state agencies, but we are uncertain as to the length of time it will take for the agencies to complete their reviews and act upon our license applications. We currently believe the applicable state agency will not issue a final decision on our application for 11.e(2) waste material until late 2008, but we do not expect to receive a final decision on our application for low-level and mixed low-level radioactive waste disposal until January 2009. We do not know if we will be successful in obtaining these licenses. While the approvals for these licenses are still in process, we currently have permits which allow us to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

Net sales and operating loss - Our Waste Management Segment’s sales increased in 2006 as compared to 2005, and our Waste Management operating loss decreased over the same periods, as we obtained new customers and existing customers increased their utilization of our waste management services. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses. Our Waste Management Segment’s sales increased in 2005 as compared to 2004, but our Waste Management Segment’s operating loss also increased over the same periods, as higher operating costs more than offset the effect of higher utilization of certain waste management services.

Outlook - We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to further increase Waste Management Segment’s sales, and decrease Waste Management Segment’s operating losses, in 2007. Our ability to achieve increased Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have obtained the licenses discussed above.

We believe WCS can become a viable, profitable operation, even if we are unsuccessful in obtaining a license for the disposal of a broad range of low-level and mixed low-level radioactive wastes. However, we do not know if we will be successful in improving WCS’s cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Equity in earnings of TIMET - As noted earlier, our board of directors declared a special dividend of all the TIMET common stock we own. After the special dividend is completed the only ownership interest we will have in TIMET will be a nominal amount through our NL subsidiary. See Note 23 to our Consolidated Financial Statements a nominal amount.

	Years ended December 31,			% Change
	2004	2005	2006	2004-05	2005-06
	(Dollars in millions, except as indicated)

As reported by TIMET:
Net sales	$501.8	$749.8	$1,183.2	49%	58%
Cost of sales	438.1	550.4	747.1	26%	36%

Gross margin	63.7	199.4	436.1	213%	119%
Other operating expenses, net	20.7	28.3	53.3	37%	88%
Operating income	43.0	171.1	382.8	298%	124%

Gain on sale of VALTIMET	-	-	40.9
Gain on sale of land	-	13.9	-
Gain on exchange of convertible preferred securities	15.5	-	-
Other, net	.8	4.3	(1.9)
Interest expense	(12.5)	(4.0)	(3.4)
Pre-tax income	46.8	185.3	418.4

Income tax expense (benefit)	(2.1)	24.5	128.3
Minority interest	1.2	4.9	8.8
Dividends on preferred stock	4.4	12.2	6.8

Net income attributable to Common stockholders	$43.3	$143.7	$274.5	232%	91%

Our equity in earnings of TIMET	$22.7	$64.9	$101.1	186%	56%

Percent of net sales:
Cost of goods sold	87%	73%	63%
Gross margin	13%	27%	37%
Operating income	9%	23%	32%

Shipment volumes (metric tons):
Melted products	5,360	5,655	5,900	6%	4%
Mill products	11,365	12,660	14,160	11%	12%

Total	16,725	18,315	20,060	10%	10%

Average selling price ($ per kilogram):
Melted products	$13.45	$19.85	$38.30	48%	93%
Mill products	32.05	41.75	57.85	30%	39%

Net Sales - We experienced significant growth in our Titanium Metals sales and operating income during 2006 and 2005 as compared to the respective prior years, as we and the titanium industry as a whole have benefited significantly from continued strong demand for titanium across all major industry market sectors that has driven melted and mill titanium prices to record levels. As a result of these market factors, our average selling prices for melted and milled products in 2006 increased 93% and 39%, respectively, as compared to 2005. These increases in 2006 followed similar increases from 2004 to 2005, when our average selling prices for melted and mill products increased 48% and 30%, respectively. In addition to improved pricing, we delivered 4% more melted and 12% more mill products compared to 2005. Sales of other products increased 27% in 2006 primarily due to improved demand for our fabrication products related mainly to increased construction of chemical, power and other industrial facilities. During 2005, our volumes of melted product shipments were 6% higher than 2004, while volumes of mill products were up 11%.

Our ability to grow sales through sales volumes increases is limited by capacity constraints. We are currently producing at approximately 88% of capacity at the majority of our Titanium Metals facilities. As a result of current production levels, current demand and future outlook for demand for our titanium products, we have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand. We expect to maintain production levels near 93% of practical capacity during 2007.

Cost of Sales and Gross Margin - Our cost of sales increased significantly in 2006 as compared to 2005.  A substantial portion of the increase in our cost of sales is due to higher cost of raw materials, including purchased titanium sponge and purchased titanium scrap. The higher cost of our purchased sponge is due principally to our utilization in 2005 of lower-cost sponge we had purchased from the U.S. Defense Logistics Agency stockpile.  We purchased sponge from the DLA stockpile since 2000, but the stockpile was fully depleted in 2005.     The higher cost of our purchased titanium scrap is due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent.  The impact of market increases in the cost of sponge and scrap was mitigated in part because certain of our raw material purchases are subject to long term agreements.  In addition to the impact of higher raw material costs, our cost of sales increased as we increased our manufacturing employee headcount by approximately 150 full time equivalents in 2006 as compared to the 2005 in order to support the continued growth of our business.  These negative cost increases were somewhat offset by a favorably product mix and plant operating rates, which increased to 88% of practical capacity in 2006 from 80% in 2005.

Our cost of sales increased significantly in 2005 as compared to 2004.  A substantial portion of the increase in our cost of sales is due to higher cost of raw materials, energy and accruals for certain performance-based employee incentive compensation as well as a $1.2 million noncash impairment charge in 2005 related to certain abandoned manufacturing equipment. In addition to the impact of higher raw material costs, our cost of sales increased as we increased our manufacturing employee headcount by approximately 145 full time equivalents in 2005 as compared to 2004 in order to support the growth of our business.  These negative cost increases were somewhat offset by improved plant operating rates, which increased from 73% in 2004 to 80% in 2005, and higher gross margin from the sale of titanium scrap (which we can not economically recycle) and other non-mill products.

Equity in Earnings of TIMET - In addition to the improved Titanium Metals operating income, our Titanium Metals comparisons were also impacted by the following non-operating items recognized by TIMET during the past three years:
•
a $17.1 million income tax benefit in 2004 related to the utilization of a capital loss carryforward and net operating losses primarily in the U.S. and U.K., the benefit of which had not been previously recognized by TIMET;

•
a $15.5 million gain in 2004 related to TIMET’s exchange of certain of its convertible preferred debt securities for a new issue of TIMET preferred stock, as the carrying value of the new preferred stock was less than the carrying value of the convertible preferred debt securities;

•	Boeing take-or-pay income of $22.1 million in 2004 and $17.1 million in 2005 for Boeing’s failure to purchase specified volumes of titanium product from us;
•
a $50.2 million income tax benefit in 2005 related to the reversal of TIMET’s valuation allowance attributable to its U.S. and U.K. deferred income tax assets due to TIMET’s change in estimate of its ability to utilize its net operating loss carryforward and other deductible temporary differences in the U.S. and the U.K.;

•	a pre-tax gain of $13.9 million in 2005 on the sale of certain property not used in TIMET’s operations;
•	a $40.9 million gain on the sale of our investment in VALTIMET in 2006; and
•	a $17.1 million income tax benefit in 2006 related to the utilization of a capital loss carryforward, the benefit of which had not previously been recognized by TIMET.

Outlook - We achieved record levels for net sales, operating income and net income through 2006. These strong operating results, which we expect to continue in 2007, were largely driven by increased demand in all market sectors (commercial aerospace, industrial, military and other emerging markets), as well as cost efficiency benefits from improved production levels. Capacity constraints for both melted and mill products in the titanium industry coupled with relatively tight supplies of raw materials also contributed to improved selling prices for both melted and mill products. Our backlog at December 31, 2006 was $1.1 billion, compared to $870 million at December 31, 2005 and $450 million at December 31, 2004. With our plant production levels near practical capacity, we have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand including:

•
In May 2005, we announced our plans to expand our existing titanium sponge facility in Henderson, Nevada, and this expansion will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at our Nevada facility. The expansion project is nearing completion and is expected to commence commercial production during the second quarter of 2007.

•
In April 2006, we announced our plans for the expansion of our electron beam cold hearth melt capacity in Morgantown, Pennsylvania. This expansion, which we currently expect to complete by early 2008, will have, depending on product mix, the capacity to produce an additional 8,500 metric tons of melted products, an increase of approximately 54% over the current production capacity levels at our facility.

•
In November 2006, we entered into a conversion services agreement with Haynes. Haynes will provide us dedicated annual rolling capacity of 4,500 metric tons at its facility, and we have the option of increasing the output capacity to 9,000 metric tons. This agreement provides us with a long-term secure source for processing flat products, resulting in a significant increase in our existing mill product conversion capabilities which allows us to provide assurance to our customers of our long-term ability to meet their needs.

We intend to continue to explore other opportunities to expand our existing production and conversion capacities, through internal expansion and long-term third party arrangements, as well as potential joint ventures and acquisitions. We expect our ongoing expansion projects as well as the other alternatives that we are evaluating to provide a significant increase in existing production capabilities, and we remain committed to our ongoing efforts to capitalize on opportunities to expand our market presence.

We expect that industry-wide demand trends will continue for the foreseeable future. While the industry has experienced some negative effect on near-term demand relative to the production delays for the Airbus A380 commercial aircraft, recent announcement of resolution of production issues should mitigate these near-term impacts. We currently expect to see production and shipment volume increases similar to 2006, with overall capacity utilization expected to approximate 93% of practical capacity for 2007. However, practical capacity utilization measures can vary significantly based on product mix. Additionally, once our additional electron beam (“EB”) cold hearth melt capacity becomes operational in 2008, we anticipate our EB melt practical capacity to increase 54% or 8,500 metric tons.

Our cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of our manufacturing cost structure, and, as previously discussed, continued cost increases for certain raw materials occurred during 2006. We expect the availability of certain raw materials to remain tight in the near term and improve as announced capacity expansion throughout the industry becomes operational. Consequently, we expect prices for these raw materials to remain relatively high in 2007, and we are unable to predict the extent to which these market driven costs will impact our future results of operations. In addition, we have certain long-term customer agreements that will somewhat limit our ability to pass on all of our increased raw material costs.

Other - We account for our interest in TIMET by the equity method. Our equity in earnings in TIMET is net of amortization and purchase accounting adjustments made in conjunction with our acquisition of our interest in TIMET. As a result, our equity in earnings differs from the amount that would be expected by applying our ownership percentage to TIMET’s stand-alone earnings. The net effect of these differences increased our equity in earnings in TIMET by $5.0 million in 2004, $4.2 million in 2005 and $3.7 million in 2006. The percentage increase in our equity in earnings of TIMET in 2006 and 2005 as compared to 2005 and 2004 is lower than the percentage increase in TIMET’s separately-reported net income attributable to common stockholders during the same periods because we owned a lower percentage of TIMET in 2006 and 2005 as compared to 2005 and 2004 due to TIMET’s issuance of shares of its common stock, primarily from the conversion of shares of its convertible preferred stock into common stock and stock option exercises by TIMET employees.

As a result of the previously discussed special dividend, we will only recognize equity in earnings of TIMET through the first quarter of 2007.

General Corporate Items, Interest Expense, Provision for Income Taxes, Minority Interest and Discontinued Operations

Interest and Dividend Income - A significant portion of our interest and dividend income in 2004, 2005 and 2006 relates to the distributions we received from The Amalgamated Sugar Company LLC and, in 2004 and 2005, from the interest income we earned on our $80 million loan to Snake River Sugar Company that Snake River prepaid in October 2005. We recognized dividend income from the LLC of $23.8 million in 2004, $45.0 million in 2005 and $31.1 million in 2006. We also recognized interest income on our $80 million loan to Snake River of $5.2 million in 2004 and $3.9 million in 2005 before the loan was prepaid in October 2005.

In October 2005, we and Snake River amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including us) as compared to levels required under the prior Company Agreement. Under the new agreement, we should receive annually aggregate distributions from the LLC of approximately $25.4 million. In addition, because certain specified conditions were met during the 15-month period that commenced on October 1, 2005, the LLC was required to distribute to us an additional $25 million during the 15-month period. This distribution is in addition to the $25.4 million distribution noted above. We received approximately $20 million of this additional amount in the fourth quarter of 2005, and the remaining $6 million during 2006. We do not expect to receive a similar additional amounts during 2007; therefore, we expect our interest and dividend income for all of 2007 will be lower than 2006. See Notes 4 and 15 to our Consolidated Financial Statements.

Insurance Recoveries - Insurance recoveries in 2004, 2005 and 2006 relate to amounts NL received from certain of its former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by NL.  We have an agreement with a former insurance carrier in which the carrier will reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2005 and 2006 include amounts we received from this carrier.  We are not able to determine how much we will ultimately recover from the carrier for past defense costs incurred because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2004, 2005 and 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of its environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

While we continue to seek additional insurance recoveries for lead pigment litigation matters, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. See Note 15 to our Consolidated Financial Statements.

Securities Transactions - Net securities transactions gains in 2005 relate principally to a $14.7 million pre-tax gain related to NL’s sales of shares of Kronos common stock in market transactions and a $5.4 million gain related to Kronos’ sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes. Net securities transactions gains in 2004 includes a $2.2 million gain related to NL’s sales of shares of Kronos common stock in market transactions. See Note 15 to our Consolidated Financial Statements.

Other general corporate income items - The gain on disposal of fixed assets in 2006 relates to the sale of certain land in Nevada that was not associated with any of our operations. NL has certain real property, including some subject to environmental remediation, which might be sold in the future for a profit. See Note 15 to the Consolidated Financial Statements.

Corporate Expenses, Net - Corporate expenses were $5.2 million higher in 2005 as compared to 2004 due primarily to higher litigation and related expenses and to higher environmental remediation expenses at NL. Corporate expenses were flat in 2006 as compared to 2005 as higher litigation and environmental expenses at NL were offset by lower environmental and pension expenses for other subsidiaries. We expect corporate expenses in 2007 will be higher than 2006, in part due to higher expected litigation and related expenses at NL.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events were to occur during 2007, our corporate expenses would be higher than our current estimates. See Note 18 to our Condensed Consolidated Financial Statements.

Loss on Prepayment of Debt - In April 2006, we issued our euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due 2013, and used the proceeds to redeem our euro 375 million aggregate principal amount of 8.875% Senior Secured Notes in May 2006. As a result of this prepayment, we recognized a $22.3 million pre-tax interest expense charge in 2006, representing the call premium on the old Notes and the write-off of deferred financing costs and the existing unamortized premium on the old Notes. See Note 9 to our Consolidated Financial Statements. The annual interest expense on the new 6.5% Notes will be approximately euro 6 million less than on the old 8.875% Notes.

Interest Expense - We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”). From January 2004 to November 2004, KII had euro 285 million aggregate principal amount of 8.875% Senior Secured Notes outstanding. In November 2004, KII issued an additional euro 90 million principal amount of the 8.875% Notes, so from November 2004 until May 2006, KII had euro 375 million aggregate principal amount of 8.875% Senior Secured Notes outstanding. KII had euro 400 million aggregate principal amount of 6.5% Senior Secured Notes outstanding since April 2006. The interest expense we recognize on these fixed rate Notes will vary with fluctuations in the euro exchange rate. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest expense decreased slightly from 2005 to 2006, from $69.2 million in 2005 to $67.6 million in 2006. Interest expense was lower in 2006 as the decreased interest rate on the new 6.5% Notes offset the effect of the 30 days of interest expense in April 2006 when both issues of the Senior Secured Notes were outstanding and the effect of changes in currency exchange rates.

Interest expense increased $6.3 million from 2004 to 2005, from $62.9 million in 2004 to $69.2 million in 2005. Interest expense was higher in 2005 primarily due to the interest expense associated with the additional euro 90 million principal amount of the 8.875% Senior Secured Notes issued in November 2004. In addition, the increase in interest expense was due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of the KII 8.875% Senior Secured Notes outstanding during all of both 2004 and 2005 by approximately $1 million.

Assuming currency exchange rates do not change significantly from their current levels, we expect interest expense will be lower in 2007 as compared to 2006 due to the lower interest expense associated with the 6.5% Senior Secured Notes as compared to the 8.875% Senior Secured Notes.

Provision for Income Taxes - We recognized an income tax benefit of $193.8 million in 2004 compared to income tax expense of $104.6 million in 2005 and $63.8 million in 2006. See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2006 includes:
•
an income tax benefit of $21.7 million related to an increase in the amount of our German trade tax net operating loss carryforward, as a result of the resolution of certain income tax audits in Germany;

•
an income tax benefit of $10.4 million primarily resulting from the reduction in our income tax contingency reserves related to favorable developments of income tax audit issues in Belgium, Norway and Germany;

•	an income tax benefit of $1.4 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium; and
•	a $1.3 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

Our income tax expense in 2005 includes:
•	an income tax benefit of $11.5 million related to the favorable effects of developments with respect to certain non-U.S. income tax audits of Kronos, principally in Belgium and Canada;
•	an income tax benefit of $7.0 million related to the favorable effect of developments with respect to certain income tax items of NL;
•	a $17.5 million provision for income taxes related to the loss of certain income tax attributes of Kronos in Germany; and
•	a provision for income taxes of $9.0 million related to a change in CompX’s permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries.

Our income tax expense in 2004 includes:
•	an income tax benefit of $280.7 million related to the reversal of Kronos’ deferred income tax asset valuation allowance in Germany; and
•	an income tax benefit of $48.5 million related to NL’s favorable settlement with the IRS concerning a prior restructuring transaction of NL.

In addition, as discussed in Note 1 to our Consolidated Financial Statements, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos. The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate. The aggregate amount of such deferred income taxes included in our provision for income taxes was $83.7 million in 2004, $10.4 million in 2005 and $13.8 million in 2006.

Minority Interest in Continuing Operations - Minority interest in earnings declined $36.8 million from 2004 to 2005, from $48.5 million in 2004 to $11.7 million in 2005. This decline is due primarily to lower income at both Kronos and NL, offset in part by higher earnings of CompX. The lower earnings of NL and Kronos were due in large part to the $280.7 million income tax benefit recognized by Kronos in 2004 as discussed above. In addition, we purchased additional shares of Kronos and CompX common stock throughout 2004 and 2005 which increased our weighted average ownership of these companies in 2005 as compared to 2004.

Minority interest in earnings increased slightly from $11.7 million in 2005 to $12.0 million in 2006. This increase is due to higher earnings at CompX and Kronos. These increases were mostly offset by an increase in our ownership percentage of Kronos and CompX in 2006 as compared to 2005 through our purchases of their common stock throughout 2005 and 2006 as well as by lower income at NL. In addition, see Note 13 to our Condensed Consolidated Financial Statements.

Discontinued Operations - Discontinued operations relates to CompX’s former European operations that we sold in January 2005. Discontinued operations in 2004 includes (i) a $6.5 million goodwill impairment charged associated with the assets sold and (ii) a $4.2 million income tax benefit associated with the U.S. capital loss realized in 2005 upon completion of the sale of the European operations. In accordance with GAAP, we recognized the benefit of the capital loss in 2004 when we classified the operations as held for sale. Our discontinued operations in 2005 is related to additional expenses we incurred on the sale. See Note 16 to our Consolidated Financial Statements.

Related Party Transactions - We are a party to certain transactions with related parties. See Note 17 to our Consolidated Financial Statements.

Assumptions on defined benefit pension plans and OPEB plans.

Defined benefit pension plans. We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements. At December 31, 2006, the projected benefit obligations for all defined benefit plans was comprised of $92.4 million related to U.S. plans and $455.5 million related to foreign plans. Substantially, all of the projected benefit obligations attributable to foreign plans related to plans maintained by Kronos, and approximately 47%, 16% and 37% of the projected benefit obligations attributable to U.S. plans related to plans maintained by NL, Kronos and Medite Corporation, a former business unit of Valhi ("the Medite plan”).

We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended by SFAS No. 158 effective December 31, 2006. See Note 11 to our Consolidated Financial Statements. Under SFAS No. 87, we recognize defined benefit pension plan expense and prepaid and accrued pension costs based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. Prior to December 31, 2006, we did not recognize the full funded status of our plans in our Consolidated Balance Sheet; instead, certain gains and losses resulting primarily from differences between our actuarial assumptions and actual results were deferred and recognized as a component of defined benefit pension plan expense and prepaid and accrued pension costs in future periods. Upon adoption of SFAS No. 158 effective December 31, 2006, we now recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan expense of $13.5 million in 2004, $13.1 million in 2005 and $16.0 million in 2006. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulation (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $17.8 million in 2004, $19.2 million in 2005 and $28.1 million in 2006.

The discount rates we utilize for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases utilize their own market indices. We adjust these discount rates as of each valuation date (September 30th for the Kronos and NL plans and December 31st for the Medite plan) to reflect then-current interest rates on such long-term bonds. We use these discount rates to determine the actuarial present value of the pension obligations as of December 31st of that year. We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

Approximately 65%, 14%, 14% and 3% of the projected benefit obligations attributable to plans maintained by Kronos at December 31, 2006 related to Kronos plans in Germany, Norway, Canada and the U.S., respectively. The Medite plan and NL’s plans are all in the U.S. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2004 and expense in 2005	Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007

Kronos and NL plans:
Germany	5.0%	4.0%	4.5%
Norway	5.0%	4.5%	4.8%
Canada	6.0%	5.0%	5.0%
U.S.	5.8%	5.5%	5.8%
Medite plan	5.7%	5.5%	5.8%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings we expect to be earned on the funds invested or to be invested in the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

At December 31, 2006, the fair value of plan assets for all defined benefit plans was comprised of $130.4 million related to U.S. plans and $268.7 million related to foreign plans. All of such plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 42%, 15% and 43% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos and the Medite plan, respectively. Approximately 52%, 19%, 18% and 7% of the plan assets attributable to plans maintained by Kronos at December 31, 2006 related to plans in Germany, Norway, Canada and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense because we maintain defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differs from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. Such assumed asset mixes are summarized below:

•
During 2006, substantially all of the Kronos, NL and Medite plan assets in the U.S. were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 18-year history of the CMRT through December 31, 2006, the average annual rate of return has been approximately 14% (including a 36% return during 2005 and a 17% return during 2006). At December 31, 2006, the asset mix of the CMRT was 97% in equity securities and limited partnerships, 2% in fixed income securities and 1% in real estate investments.

•
In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2006 was 23% to equity managers, 48% to fixed income managers, 14% to real estate and other investments 15% (2005 - 23%, 48%, 14% and 15%, respectively).

•
In Norway, we currently have a plan asset target allocation of 14% to equity managers and 65% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 5% and 4%, respectively. The plan asset allocation at December 31, 2006 was 13% to equity managers, 64% to fixed income managers and the remaining 23% primarily to cash and liquid investments (2005 - 16%, 62% and 22%, respectively).

•
In Canada, we currently have a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2006 was 66% to equity managers, 32% to fixed income managers and 2% to other investments (2005 - 64%, 32% and 4%, respectively).

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2004, 2005 and 2006 were as follows:

	2004	2005	2006

Kronos and NL plans:
Germany	6.0%	5.5%	5.3%
Norway	6.0%	5.5%	5.0%
Canada	7.0%	7.0%	7.0%
U.S.	10.0%	10.0%	10.0%
Medite plan	10.0%	10.0%	10.0%

We currently expect to utilize the same long-term rates of return on plan asset assumptions in 2007 as we used in 2006 for purposes of determining our 2007 defined benefit pension plan expense.

To the extent that a plan’s particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For all of our plans for which the benefit formula is so calculated, we generally base the assumed expected increase in future compensation levels on the average long-term inflation rates for the applicable country.

In addition to the actuarial assumptions discussed above, because Kronos maintains defined benefit pension plans outside the U.S., the amounts we recognize for defined benefit pension expense and prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

As discussed above, assumed discount rates and rate of return on plan assets are re-evaluated annually.  A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss.  Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  Historically, under GAAP, we did not recognize all of such actuarial gains and losses in earnings currently; instead these amounts are deferred and amortized into income in the future as part of net periodic defined benefit pension cost.  However, upon adoption of SFAS No. 158 effective December 31, 2006, these amounts are recognized in other comprehensive income. In addition, any actuarial gains generated in future periods would reduce the negative amortization effect included in earnings of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect included in earnings of any cumulative unrecognized actuarial gains.

During 2006, our defined benefit pension plans generated a net actuarial gain of $25.2 million. This actuarial gain, resulted primarily from the general overall increase in the assumed discount rates from 2005 to 2006 as well as an actual return on plan assets in excess of the assumed return.

Based on the actuarial assumptions described above and our current expectations for what actual average foreign currency exchange rates will be during 2007, we currently expect our aggregate defined benefit pension expense will approximate $14.8 million in 2007. In comparison, we currently expect to be required to make approximately $26.3 million of aggregate contributions to such plans during 2007.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. If Kronos and NL had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2006, their aggregate projected benefit obligations would have increased by approximately $20.8 million at that date, and their aggregate defined benefit pension expense would be expected to increase by approximately $2.3 million during 2007. Similarly, if Kronos and NL lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, their defined benefit pension expense would be expected to increase by approximately $1 million during 2007. Similar assumed changes with respect to the discount rate and expected long-term rate of return on plan assets for the Medite plan would not be significant.

OPEB plans. We provide certain health care and life insurance benefits for certain of our eligible retired employees. See Note 11 to our Consolidated Financial Statements. At December 31, 2006, approximately 35%, 31% and 33% of our aggregate accrued OPEB costs relate to Tremont, NL and Kronos, respectively. Kronos provides such OPEB benefits to retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to retirees in the U.S. We account for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended by SFAS No. 158. See Note 11. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. Prior to December 31, 2006, we did not recognize the full funded status of our plans in our Consolidated Balance Sheet; instead, certain gains and losses resulting primarily from differences between our actuarial assumptions and actual results were deferred and recognized as a component of OPEB expense and accrued OPEB costs in future periods. Upon adoption of SFAS No. 158 effective December 31, 2006, we now recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB expense of $2 million in 2004, $1.2 million in 2005 and $2.3 million in 2006. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $5.7 million in 2004, $5.0 million in 2005 and $4.4 million in 2006. Substantially all of our accrued OPEB costs relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount we recognize for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments we make each year. Accordingly, the amount of accrued OPEB costs we recognize has been, and is expected to continue to, decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our U.S. and Canadian defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from third-party actuaries. In certain cases, NL has the right to pass on to retirees all or a portion of any increases in health care costs; for these retirees, any future increase in health care costs will have no effect on the amount of OPEB expense and accrued OPEB costs we recognize. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2006, the expected rate of increase in future health care costs ranges from 7% to 7.5% in 2007, declining to rates of between 4% and 4.5% in 2009 to 2010 and thereafter.

Based on the actuarial assumptions described above and Kronos’ current expectation for what actual average foreign currency exchange rates will be during 2007, we expect our consolidated OPEB expense will approximate $2.2 million in 2007. In comparison, we expect to be required to make approximately $3.9 million of contributions to such plans during 2007.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions we use are reasonable and appropriate. If we had lowered the assumed discount rates by 25 basis points for all of our OPEB plans as of December 31, 2006, our aggregate projected benefit obligations would have increased by approximately $600,000 at that date, our OPEB expense would be expected to increase by approximately $200,000 during 2007. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $2.1 million at December 31, 2006, and OPEB expense would be expected to increase by $300,000 in 2007.

Foreign operations

We have substantial operations located outside the United States, principally Chemicals operations in Europe and Canada and Component Products operations in Canada and Taiwan. TIMET also has substantial operations and assets located in Europe, principally in the United Kingdom, France and Italy. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our operating income.

Cash flows provided by our operating activities decreased from $142.1 million in 2004 to $104.3 million in 2005. This $37.8 million decrease in cash provided was due primarily to the net effects of the following items:

•	higher net cash used by changes in receivables, inventories, payables and accrued liabilities in 2005 of $45.4 million, due primarily to relative changes in Kronos’ inventory levels;
•	higher consolidated operating income in 2005 of $64.4 million, due primarily to the higher earnings in our Chemicals Segment;
•
higher net cash paid for income taxes in 2005 of $74.7 million, due in large part to $44.7 million of aggregate income tax refunds Kronos received in 2004 related to refunds of prior year income taxes and a $21 million payment we made by NL in 2005 to settle a prior-year income tax audit;

•	higher general corporate interest and dividends received of $23.2 million in 2005, due primarily to a higher level of distributions received from The Amalgamated Sugar Company LLC;
•	lower distributions received from our Louisiana TiO2 joint venture of $3.8 million due to relative changes in their cash requirements in 2005; and
•	higher cash paid for environmental remediation expenditures of $4.4 million in 2005.

Cash flows provided by our operating activities decreased from $104.3 million in 2005 to $86.3 million in 2006. This decrease in cash provided was due primarily to the net effects of the following items:

•	higher net cash provided by changes in receivables, inventories, payables and accrued liabilities in 2006 of $39.0 million, due primarily to relative changes in Kronos’ inventory levels;
•	lower consolidated operating income in 2006 of $23.6 million, due primarily to the lower earnings in our Chemicals Segment;
•	the $20.9 million call premium we paid in 2006 when we prepaid our 8.875% Senior Secured Notes, which GAAP requires to be included in the determination of cash flows from operating activities;
•	lower general corporate interest and dividends received in 2006 of $16.2 million, primarily due to a lower level of distributions received from The Amalgamated Sugar Company LLC in 2006;
•	lower cash paid for environmental remediation expenditures of $6.7 million in 2006;
•
lower cash paid for income taxes in 2006 of $11.3 million, due in part to the $21.0 million tax payment we made in 2005 to settle NL’s prior-year income tax audit that was offset in part by the 2006 payment of approximately $19.2 million of income taxes associated with the settlement of prior year income tax audits;

•
lower cash paid for interest in 2006 of $7.0 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (which paid interest semiannually in June and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (which will pay interest semiannually in April and October starting in October 2006); and

•	lower distributions received from our Louisiana joint venture of $2.6 million due to relative changes in their cash requirements in 2006.

Relative changes in working capital assets and liabilities can have a significant effect on cash flows from operating activities.  Changes in working capital were affected by accounts receivable and inventory changes as follows:

●	Kronos' average days sales outstanding ("DSO") decreased from 60 days at December 31, 2004 to 55 days at December 31, 2005, due to the timing of collection. CompX's average DSO increased from 38 days at December 31, 2004 to 40 days at December 31, 2005 due to timing of collection on the slightly higher accounts receivable balance at the end of 2005.
●	Kronos' average number of days in inventory ("DII") increased from 97 days at December 31, 2004 to 102 days at December 31, 2005 due to the effects of higher production volumes and lower sales volumes. CompX's average DII increased from 52 days at December 31, 204 to 59 days at December 31, 2005 due primarily to higher raw material quantity and prices, primarily steel.
●	Kronos' average DFO increased from 55 days at December 31, 2005 to 61 days at December 31, 2006 due to the timing of collection in higher accounts receivable balances at the end of December. CompX's average DSO increased slightly from 40 days at December 31, 2005 to 41 days at December 31, 2006 due to slightly higher accounts receivable balance at the end of 2005.
•
Kronos’ average DSI increased from 102 days at December 31, 2005 to 117 days at December 31, 2006, as their record TiO2 production volumes in 2006 exceeded their record TiO2 sales volumes during the period. CompX’s average DSI decreased slightly from 59 days at December 31, 2005 to 57 days at December 31, 2006 due primarily to reductions in raw materials during 2006 as we utilized the higher than normal balance in inventory at the end of 2005 that was acquired during 2005 as part of our efforts to mitigate the impact of volatility in raw material prices.

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2004	2005	2006
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$151.0	$97.8	$71.8
NL Parent	8.8	(20.1)	6.9
CompX	30.2	20.0	27.4
Waste Control Specialists	(7.4)	(7.7)	(3.9)
Tremont	2.0	(5.0)	(1.5)
Valhi Parent	24.8	101.4	96.6
Other	(.3)	(.7)	(1.1)
Eliminations	(67.0)	(81.4)	(109.9)

Total	$142.1	$104.3	$86.3

Investing Activities -

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

We purchased the following securities in market transactions during 2006:
•	shares of Kronos common stock for $25.4 million;
•	shares of TIMET common stock for $18.7 million;
•	shares of CompX common stock for $2.3 million; and
•	other marketable securities for $43.4 million.

In addition, during 2006 we:
•	sold other marketable securities for $42.9 million;
•	sold certain land holdings in Nevada for $37.9 million;
•	acquired a performance marine components products company for approximately $9.8 million; and
•	capitalized $8.3 million of expenditures related to WCS’ permitting efforts.

We purchased the following securities in market transactions during 2005:
•	shares of TIMET common stock for $18.0 million;
•	shares of Kronos common stock for $7.0 million;
•	shares of CompX common stock for $3.6 million; and
•	other marketable securities for $29.4 million.

In addition, during 2005 we:
•	sold shares of Kronos common stock for $19.2 million;
•	sold other marketable securities for $19.7 million;
•	collected $80 million on our loan to Snake River Sugar Company;
•	collected $10 million on our loan to one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements;
•	collected a net $4.9 million on our short-term loan to Contran;
•	received a net $18.1 million from the sale of our European Thomas Regout operations (which had approximately $4.0 million of cash at the date of disposal);
•	received $3.5 million from the sale of our Norwegian smelting operation;
•	acquired a performance marine components products company for approximately $7.3 million; and
•	capitalized $4.1 million of expenditures related to WCS’ permitting efforts.

We purchased the following securities in market transactions during 2004:
•	shares of Kronos common stock for $17.1 million; and
•	shares of Kronos’ majority-owned French subsidiary for $575,000.

In addition, during 2004 we:

•	sold shares of Kronos common stock for $2.7 million;
•	collected $4.0 million on our loan to one of the Contran family trusts described in Note 1 to our Consolidated Financial Statements;
•	loaned a net $4.9 million to Contran on a short-term basis Contran; and
•	capitalized $6.3 million of expenditures related to WCS’ permitting efforts.

Financing Activities -

In April 2006, we issued euro 400 million aggregate principal amount of our 6.5% Senior Secured Notes due 2013 ($498.5 million when issued), and used the proceeds to redeem our euro 375 million aggregate principal amount of 8.875% Senior Secured Notes in May 2006 ($470.5 million when redeemed). In addition, during 2006 we had the following debt transactions:
•	borrowed and repaid $4.4 million under Kronos’ Canadian revolving credit facility;
•	repaid a net $5.1 million under Kronos’ U.S. bank credit facility; and
•	repaid $1.5 million of certain of CompX’s indebtedness.

During 2005, we:
•	repaid an aggregate euro 10 million ($12.9 million when repaid) under Kronos’ European revolving credit facility;
•	borrowed a net $11.5 million under Kronos’ U.S. credit facility;
•	entered into additional capital lease arrangements for certain mining equipment for the equivalent of $4.4 million; and
•	borrowed and repaid $5 million under Valhi’s revolving bank credit facility.

During 2004, we:
•	repaid a net $7.3 million of Valhi’s short-term demand loans from Contran;
•	repaid a net $5 million under Valhi’s revolving bank credit facility;
•	repaid a net $26.0 million under CompX’s revolving bank credit facility;
•	issued euro 90 million principal amount of KII’s 8.875% Senior Secured Notes at 107% of par (equivalent to $130 million when issued); and
•
borrowed an aggregate of euro 90 million ($112 million when borrowed) under Kronos’ European revolving bank credit facility, of which euro 80 million ($100 million) were subsequently repaid during the year.

We paid aggregate cash dividends on our common stock of $29.8 million in 2004 ($.06 per share per quarter) and $48.8 million in 2005 and $48.0 million in 2006 ($.10 per share per quarter). Distributions to minority interest in 2004, 2005 and 2006 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, NL dividends paid to shareholders other than us and CompX dividends paid to shareholders other than NL.

We purchased approximately 3.5 million and 1.9 million shares of our common stock in 2005 and 2006, respectively, in market and other transactions for $62.1 million and $43.8 million, respectively. See Notes 14 and 17 to our Consolidated Financial Statements. We funded these purchases with our available cash on hand. Other cash flows from financing activities in 2004, 2005 and 2006 relate principally to shares of common stock issued by us and our subsidiaries upon the exercise of stock options.

Outstanding Debt Obligations

At December 31, 2006, our consolidated third-party indebtedness was comprised of:
•	KII’s euro 400 million aggregate principal amount 6.5% Senior Secured Notes ($525.0 million at December 31, 2006, including the effect of the unamortized original issue discount) due in 2013;
•	Our $250 million loan from Snake River Sugar Company due in 2027;
• Kronos’ U.S. revolving bank credit facility ($6.5 million outstanding) due in 2008; and
•	$5.1 million of other indebtedness.

We are in compliance with all of our debt covenants at December 31, 2006. See Note 9 to our Consolidated Financial Statements. At December 31, 2006, only $1.2 million of our indebtedness is due within the next twelve months, and therefore we do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. The terms of Valhi’s revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2007) and our long-term obligations (defined as the five-year period ending December 31, 2011, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2006, we had credit available under existing facilities of $306.3 million, which was comprised of:
•	$158.6 million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$98.3 million under Valhi’s revolving bank credit facility; and
•	$50.0 million under CompX’s revolving credit facility.

At December 31, 2006, TIMET had $228.6 million of borrowing availability under its various U.S. and European credit agreements.

At December 31, 2006, we had an aggregate of $220.3 million of restricted and unrestricted cash, cash equivalents and marketable securities. A detail by entity is presented in the table below.

Amount
(In millions)

Valhi Parent	$68.0
Kronos	67.6
NL Parent	40.4
CompX	29.7
Tremont	10.4
Waste Control Specialists	4.2

Total cash, cash equivalents, and marketable securities	$220.3

Capital Expenditures -

We currently expect our aggregate capital expenditures for 2007 will be approximately $79 million ($53 million for Kronos, $14 million for CompX and $12 million for WCS). We expect our 2007 capital expenditures will be financed primarily by cash flows from operating activities or existing cash resources and credit facilities. Our capital expenditures are primarily for improvements and upgrades to existing facilities.

TIMET intends to invest a total of approximately $150 million to $200 million for capital expenditures during 2007, primarily for improvements and upgrades to existing facilities, including expansions of our sponge, melting and mill capacity, and other additions of plant machinery and equipment. In May 2005, TIMET announced plans to expand its existing titanium sponge facility in Nevada. Full commissioning and start-up of this expansion will occur during early 2007, and this expansion will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at its Nevada facility. In April 2006, TIMET announced plans for the expansion of its electron beam cold hearth melt capacity in Pennsylvania. This expansion, which we currently expect to complete by early 2008, will have, depending on product mix, the capacity to produce an additional 8,500 metric tons of melted products, an increase of approximately 54% over the current production capacity levels at its Pennsylvania facility. TIMET continues to evaluate additional opportunities to expand its production capacity including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by borrowings under its U.S. or European credit facilities.

Repurchases of our Common Stock -

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2006 we had approximately 4.6 million shares available for repurchase of our common stock under the authorizations described in Note 14 to our Consolidated Financial Statements.

Dividends -

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Based on the approximately 29.0 million shares of Kronos we held at December 31, 2006 and Kronos’ current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of $29.0 million. NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at December 31, 2006, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS or TIMET during 2007.

Our subsidiaries have various credit agreements which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

Investment in our Subsidiaries and Affiliates and other Acquisitions -

We have in the past, and may in the future, purchase the securities of our subsidiaries and affiliates or third parties in market or privately-negotiated transactions. We base our purchase decisions on a variety of factors, including an analysis of the optimal use of our capital, taking into account the market value of the securities and the relative value of expected returns on alternative investments. In connection with these activities, we may consider issuing additional equity securities or increasing our indebtedness. We may also evaluate the restructuring of ownership interests of our businesses among our subsidiaries and related companies.

We generally do not guarantee any indebtedness or other obligations of our subsidiaries or affiliates. Our subsidiaries are not required to pay us dividends. If one or more of our subsidiaries were unable to maintain its current level of dividends, either due to restrictions contained in a credit agreement or to satisfy its liabilities or otherwise, our ability to service our liabilities or to pay dividends on our common stock might be adversely impacted. If this were to occur, we might consider reducing or eliminating our dividends or selling interests in subsidiaries or other assets. If we were required to liquidate assets to generate funds to satisfy our liabilities, we might be required to sell at what we believe would be less than the actual value of such assets.

WCS is required to provide certain financial assurances to Texas governmental agencies with respect to certain decommissioning obligations related to its facility in West Texas. The financial assurances may be provided by various means, including a parent company guarantee assuming the parent meets specified financial tests. In March 2005, we agreed to guarantee certain of WCS’ specified decommissioning obligations. WCS currently estimates these obligations at approximately $4.4 million. Such obligations would arise only upon a closure of the facility and WCS’ failure to perform such activities. We do not currently expect we will have to perform under this guarantee for the foreseeable future.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. During 2006, WCS borrowed a net $12.3 million from our subsidiary. WCS used these net borrowings primarily to fund its operating loss and capital expenditures. We contributed this net $12.3 million of borrowings to WCS’ equity at December 31, 2006. We expect that WCS will likely borrow additional amounts from us during 2007 under the terms of the revolving credit facility, and we may similarly contribute such borrowings to WCS capital. At December 31, 2006, WCS can borrow an additional $19 million under this facility, which matures in March 2008.

Investment in The Amalgamated Sugar Company LLC -

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC's distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2007, we expect distributions received from the LLC in 2007 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

We may, at our option, require the LLC to redeem our interest in the LLC beginning in 2012, and the LLC has the right to redeem our interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us, if any. In the event we require the LLC to redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 million loans from Snake River. Redemption of our interest in the LLC would result in us reporting income related to the disposition of our LLC interest for income tax purposes, although we would not be expected to report a gain in earnings for financial reporting purposes at the time our LLC interest is redeemed. However, because of Snake River’s ability to call our $250 million loans from Snake River upon redemption of our interest in the LLC, the net cash proceeds (after repayment of the debt) generated by the redemption of our interest in the LLC could be less than the income taxes that we would be required to pay as a result of the disposition.

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in Note 18 to our Consolidated Financial Statements.

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in the Notes to our Consolidated Financial Statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including
•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions,
•	certain environmental remediation matters involving NL, Tremont, Valhi and TIMET,
•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint, and
•	certain other litigation to which we are a party.

In addition to those legal proceedings described in Note 18 to our Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

As more fully described in the Notes to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 9 and 18 to our Consolidated Financial Statements. Our obligations related to the long-term supply contract for the purchase of TiO2 feedstock is more fully described in Note 18 to our Consolidated Financial Statements and above in “Business - Chemicals - Kronos Worldwide, Inc., - manufacturing process, properties and raw materials.” The following table summarizes our contractual commitments as of December 31, 2006 by the type and date of payment.

	Payment due date
Contractual commitment	2007	2008/2009	2010/2011	2012 and after	Total
	(In millions)

Third-party indebtedness:
Principal	$1.2	$8.3	$2.0	$775.1	$786.6
Interest	58.4	116.2	115.8	398.3	688.7

Operating leases	7.9	10.4	4.7	20.2	43.2

Kronos’ long-term supply contracts for the purchase of TiO2 feedstock	216.0	415.0	145.0	-	776.0

CompX raw material and other purchase commitments	19.0	-	-	-	19.0

Fixed asset acquisitions	23.3	-	-	-	23.3

Income taxes	11.1	-	-	-	11.1

	$336.9	$549.9	$267.5	$1,193.6	$2,347.9

The timing and amount shown for our commitments related to indebtedness (principal and interest), operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to indebtedness involving revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2006, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2006 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for income taxes is the amount of our consolidated current income taxes payable at December 31, 2006, which is assumed to be paid during 2007. A significant portion of the amount shown for indebtedness relates to KII’s 6.5% Senior Secured Notes ($525.0 million at December 31, 2006), which is denominated in the euro. See Item 7A - “Quantitive and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on our feedstock requirements. The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts. The timing and amount shown for our commitments related to the long-term supply contracts for TiO2 feedstock is based upon our current estimate of the quantity of material that will be purchased in each time period shown, and the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause. The actual amount of material purchased, and the actual amount that would be payable by us, may vary from such estimated amounts.

The above table of contractual commitments does not include any amounts under our obligation under the Louisiana Pigment Company, L.P. joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future, and the joint venture’s future cost of producing such TiO2. However, the table of contractual commitments does include amounts related to our share of the joint venture’s ore requirements necessary for it to produce TiO2 for us. See Notes 7 and 17 to our Consolidated Financial Statements and “Business - Chemicals - Kronos Worldwide, Inc.”

In addition, we are party to an agreement which could require us to pay certain amounts to a third party based upon specified percentages of our qualifying Waste Management revenues. We have not included any amounts for this conditional commitment in the above table because we currently believe it is not probable that the we will be required to pay any amounts pursuant to this agreement. See Note 18 to our Consolidated Financial Statements.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail in Note 11 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 19 to the Consolidated Financial Statements

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. We periodically use currency forward contracts or interest rate swaps to manage a portion of these market risks. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Otherwise, we generally do not enter into forward or option contracts to manage such market risks. Other than the contracts discussed below, we were not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2005 and 2006. See Notes 1 and 20 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2005 and 2006.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2006, our aggregate indebtedness was split between 99% of fixed-rate instruments and 1% of variable-rate borrowings (2005 - 98% of fixed-rate instruments and 2% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2006. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2006 using an exchange rate of 1.32 U.S. dollars per euro.

	Amount
Indebtedness*	Carrying value	Fair value	Interest rate	Maturity Date
	(In millions)

Fixed-rate indebtedness:
Euro-denominated KII 6.5% Senior Secured Notes	$525.0	$512.5	6.5%	2013
Valhi loans from Snake River	250.0	250.0	9.4%	2027
Other	.3	.3	8.0%	Various
	775.3	762.8	7.4%

Variable-rate indebtedness -
Kronos U.S. revolver	6.5	6.5	8.3%	2008

	$781.8	$769.3	7.4%

* Denominated in U.S. dollars, except as otherwise indicated. Excludes capital lease obligations.

At December 31, 2005, our fixed rate indebtedness aggregated $701.3 million (fair value - $715.6 million) with a weighted-average interest rate of 9.1%; our variable rate indebtedness aggregated $11.5 million, which approximates fair value, with a weighted-average interest rate of 7.0%. Approximately 64% of such fixed rate indebtedness was denominated in the euro, with the remainder denominated in the U.S. dollar. All of the outstanding variable rate borrowings were denominated in the U.S. dollar.

Foreign currency exchange rates. We are exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling our products worldwide. Our earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the British pound sterling.

As described above, at December 31, 2006, we had the equivalent of $525.0 million of outstanding euro-denominated indebtedness (2005- the equivalent of $449.3 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $52.8 million at December 31, 2006 (2005 - $44.4 million).

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. These contracts generally relate to our Chemicals and Component Products operations. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. We had no forward contracts outstanding at December 31, 2006. At December 31, 2005, we held a series of contracts, which matured at various dates through March 31, 2006, to exchange an aggregate of U.S. $14.0 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.16 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at December 31, 2005 was not material.

Marketable equity and debt security prices. We are exposed to market risk due to changes in prices of the marketable securities which we own. The fair value of such debt and equity securities at December 31, 2005 and 2006 was $270.5 million and $271.6 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $27.1 million at December 31, 2005 and $27.2 million at December 31, 2006.

Other. We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect our results of operations and cash flows, such as demand for our products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous comparable shifts along the yield curve. Also, our investment in The Amalgamated Sugar Company LLC represents a significant portion of our total portfolio of marketable securities. That investment serves as collateral for our loans from Snake River Sugar Company, and a decrease in the fair value of that investment would likely be mitigated by a decrease in the fair value of the related indebtedness. Accordingly, the amounts we present above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in market prices were actually to occur.

The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by us of future events, gains or losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operations effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Scope of Management Report on Internal Control Over Financial Reporting -

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by SEC regulations, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a management report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2006.  Our independent registered public accounting firm is also required to audit the Company’s internal control over financial reporting as of December 31, 2006.

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

Management’s Report on Internal Control Over Financial Reporting -

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006. See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has audited our management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting -

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications -

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2006, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listing standards without qualification. Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2006 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Valhi Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Valhi Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Valhi Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules

The Registrant

Our Consolidated Financial Statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

TIMET’s consolidated financial statements (35%-owned at December 31, 2006) are filed as Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. TIMET’s Management’s Report on Internal Control Over Financial Reporting is not included as part of Exhibit 99.1. We are not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b) Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2006.

Item No.  Exhibit Item

3.1
Restated Articles of Incorporation of the Registrant - incorporated by reference to Appendix A to the definitive Prospectus/Joint Proxy Statement of The Amalgamated Sugar Company and LLC Corporation (File No. 1-5467) dated February 10, 1987.

3.2	By-Laws of the Registrant as amended - incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 2002.

4.1
Indenture dated April 14, 2006 between Kronos International, Inc. and The Bank of New York, as Trustee, governing Kronos International's 6.5% Senior Secured Notes due 2013 - incorporated by reference to Exhibit 4.1 to Kronos International, Inc.’s Current Report on Form 8-K (File No. 333-100047) filed with the SEC on April 11, 2006.

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

10.1
Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

10.4
Intercorporate Services Agreement between Contran Corporation and CompX effective January 1, 2004 - incorporated by reference to Exhibit 10.2 to CompX’s Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.5
Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. effective January 1, 2004 - incorporated by reference to Exhibit No. 10.1 to Kronos’ Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2004.

Item No.  Exhibit Item

10.6
Stock Purchase Agreement, dated April 1, 2005, between Valhi, Inc. and Contran Corporation - incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 1-5467) dated April 1, 2005.

10.7
Stock Purchase Agreement, dated November 1, 2006, between Valhi, Inc. and Valhi Holding Company - incorporated by reference to Exhibit 10.1 - to our Current Report on Form 8-K (File No. 1-5467) dated November 1, 2006.

10.8*	Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.9*	CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 to CompX's Registration Statement on Form S-1 (File No. 333-42643).

10.10*
NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to NL’s Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 9, 1998.

10.11*	Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.4 to Kronos’ Registration Statement on Form 10 (File No. 001-31763).

10.12
Agreement Regarding Shared Insurance dated as of October 30, 2003 by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. - incorporated by reference to Exhibit 10.32 to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

10.13
Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company - incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.14
Master Agreement Regarding Amendments to The Amalgamated Sugar Company Documents dated October 19, 2000 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.15
Prerepayment and Termination Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company and Wells Fargo Bank Northwest, N.A. - incorporated by reference to Exhibit No. 10.1 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

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

10.20
Amended and Restated Company Agreement of The Amalgamated Sugar Company LLC dated October 14, 2005 among The Amalgamated Sugar Company LLC, Snake River Sugar Company and The Amalgamated Collateral Trust - incorporated by reference to Exhibit No. 10.7 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

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

10.25
Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

Item No.  Exhibit Item

10.26
Fourth Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated March 31, 2003 - incorporated by reference to Exhibit No. 10.1 to the Registrant's Quarterly Report on Form 10-Q (file No. 1-5467) for the quarter ended March 31, 2003.

10.27
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

10.31
First Amendment to Deposit Trust Agreement dated October 14, 2005 among ASC Holdings, Inc. and Wilmington Trust Company- incorporated by reference to Exhibit No. 10.2 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.32
Pledge Agreement between the Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.33
Second Pledge Amendment (SPT) dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company - incorporated by reference to Exhibit No. 10.4 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.34
Guarantee by the Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.35
Second SPT Guaranty Amendment dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company - incorporated by reference to Exhibit No. 10.5 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

Item No.  Exhibit Item

10.36
Amended and Restated Pledge Agreement between ASC Holdings, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.37
Second Amended and Restated Pledge Agreement dated October 14, 2005 among ASC Holdings, Inc. and Snake River Sugar Company - incorporated by reference to Exhibit No. 10.3 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.38
Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.39
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

10.42
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

10.44
Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company’s 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.45
Option Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company, Northwest Farm Credit Services, FLCA and U.S. Bank National Association - incorporated by reference to Exhibit No. 10.6 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

Item No.  Exhibit Item

10.46
First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River's 10.9% Senior Notes Due 2009 dated October 19, 2000 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.47
Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.48
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

10.50
Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.51
Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.52
Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.53
Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.54
Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit No. 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.55
Form of Lease Agreement, dated November 12, 2004, between The Prudential Assurance Company Limited and TIMET UK Ltd. related to the premises known as TIMET Number 2 Plant, The Hub, Birmingham, England - incorporated by reference to Exhibit 10.1 to TIMET’s Current Report on Form 8-K (File No. 1 -10126) filed with the SEC on November 17, 2004.

Item No.  Exhibit Item

10.56**
Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.- incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.57
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

10.59**
First Amendment to Purchase and Sale Agreement between Rolls-Royce plc and TIMET - incorporated by reference to Exhibit No. 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

10.60**
Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and TIMET - incorporated by reference to Exhibit No. 10.2 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

10.61**
General Terms Agreement between The Boeing Company and Titanium Metals Corporation - incorporated by reference to Exhibit No. 10.2 to TIMET’s Amendment No. 1 to its Current Report on Form 8-K (File No. 0-28538) dated August 2, 2005.

10.62**
Special Business Provisions between The Boeing Company and Titanium Metals Corporation - incorporated by reference to Exhibit No. 10.3 to TIMET’s Amendment No. 1 its Current Report on Form 8-K (File No. 0-28538) dated August 2, 2005.

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

Item No.  Exhibit Item

10.67**
Access and Security Agreement between TIMET and Haynes International, Inc. effective November 17, 2006 - incorporated by reference to Exhibit 10.21 to TIMET’s Annual Report on Form 10-K (File No. 0-28538( for the year ended December 31, 2006.

10.68**
Conversion Services Agreement between TIMET and Haynes International, Inc. effective November 17, 2006 - incorporated by reference to Exhibit 10.22 to TIMET’s Annual Report on Form 10-K (File No. 0-28538( for the year ended December 31, 2006.

21.1***	Subsidiaries of the Registrant.

23.1***	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

23.2***	Consent of PricewaterhouseCoopers LLP with respect to TIMET’s Consolidated Financial Statements

31.1***	Certification

31.2***	Certification

32.1***	Certification

99.1	Consolidated financial statements of Titanium Metals Corporation - incorporated by reference to TIMET’s Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2006.

* Management contract, compensatory plan or agreement.

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC. (Registrant)

By: /s/ Steven L. Watson
Steven L. Watson, March 13, 2007 (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 13, 2007 (Chairman of the Board)	Steven L. Watson, March 13, 2007 (President, Chief Executive Officer and Director)

/s/ Thomas E. Barry	/s/ Glenn R. Simmons
Thomas E. Barry, March 13, 2007 (Director)	Glenn R. Simmons, March 13, 2007 (Vice Chairman of the Board)

/s/ Norman S. Edelcup	/s/ Bobby D. O’Brien
Norman S. Edelcup, March 13, 2007 (Director)	Bobby D. O’Brien, March 13, 2007 (Vice President and Chief Financial Officer, Principal Financial Officer)

/s/ W. Hayden McIlroy	/s/ Gregory M. Swalwell
W. Hayden McIlroy, March 13, 2007 (Director)	Gregory M. Swalwell, March 13, 2007 (Vice President and Controller, Principal Accounting Officer)

/s/ J. Walter Tucker, Jr.
J. Walter Tucker, Jr. March 13, 2007 (Director)

Annual Report on Form 10-K

Items 8, 15(a) and 15(d)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2005 (As Adjusted); December 31, 2006	F-4

Consolidated Statements of Income - Years ended December 31, 2004 and 2005 (As Adjusted); Year ended December 31, 2006	F-6

Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2004 and 2005 (As Adjusted); Year ended December 31, 2006	F-8

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2004 and 2005 (As Adjusted); Year ended December 31, 2006	F-10

Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2005 (As Adjusted); Year ended December 31, 2006	F-11

Notes to Consolidated Financial Statements	F-14

Financial Statement Schedules

Schedule I - Condensed Financial Information of Registrant	S-1

We omitted Schedules II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valhi, Inc.:

We have completed an integrated audit of Valhi, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for planned major maintenance expense and the manner in which it accounts for pension and other postretirement benefit obligations in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2007

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS
	December 31,
	2005	2006
	(As Adjusted)

Current assets:
Cash and cash equivalents	$274,963	$189,153
Restricted cash equivalents	6,007	9,086
Marketable securities	11,755	12,628
Accounts and other receivables, net	218,766	228,268
Refundable income taxes	1,489	1,848
Receivable from affiliates	34	830
Inventories, net	283,157	309,029
Prepaid expenses	9,981	17,905
Deferred income taxes	10,502	10,610

Total current assets	816,654	779,357

Other assets:
Marketable securities	258,705	259,023
Investment in affiliates	270,632	396,667
Unrecognized net pension obligations	11,916	-
Pension asset	3,529	40,108
Goodwill	361,783	385,190
Other intangible assets	3,432	3,916
Deferred income taxes	213,726	264,380
Other assets	61,639	64,764

Total other assets	1,185,362	1,414,048

Property and equipment:
Land	37,876	42,073
Buildings	220,110	242,161
Equipment	827,690	928,427
Mining properties	19,969	30,728
Construction in progress	15,771	20,676
	1,121,416	1,264,065
Less accumulated depreciation	545,055	652,744

Net property and equipment	576,361	611,321

Total assets	$2,578,377	$2,804,726

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,
	2005	2006
	(As Adjusted)

Current liabilities:
Current maturities of long-term debt	$1,615	$1,242
Accounts payable	105,650	101,753
Accrued liabilities	125,531	119,731
Payable to affiliates	13,754	17,231
Income taxes	24,680	11,095
Deferred income taxes	5,655	2,210

Total current liabilities	276,885	253,262

Noncurrent liabilities:
Long-term debt	715,820	785,346
Accrued pension costs	140,742	188,669
Accrued OPEB costs	32,279	33,647
Accrued environmental costs	49,161	46,135
Deferred income taxes	401,504	479,161
Other	39,328	28,031

Total noncurrent liabilities	1,378,834	1,560,989

Minority interest in net assets of subsidiaries	125,325	123,696

Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 150,000 shares authorized; 120,748 and 118,880 shares issued	1,207	1,189
Additional paid-in capital	108,810	107,444
Retained earnings	787,538	839,188
Accumulated other comprehensive income (loss)	(62,280)	(43,100)
Treasury stock, at cost - 3,984 and 3,984 shares	(37,942)	(37,942)

Total stockholders' equity	797,333	866,779

Total liabilities, minority interest and stockholders' equity	$2,578,377	$2,804,726

Commitments and contingencies (Notes 4, 9, 12, 17 and 18)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Revenues and other income:
Net sales	$1,320,128	$1,392,866	$1,481,363
Other, net	44,244	67,989	89,971
Equity in earnings of:
Titanium Metals Corporation ("TIMET")	22,669	64,889	101,157
Other	2,175	3,563	3,751

Total revenue and other income	1,389,216	1,529,307	1,676,242

Cost and expenses:
Cost of sales	1,038,070	1,042,129	1,139,439
Selling, general and administrative	208,101	219,641	229,417
Loss on prepayment of debt	-	-	22,311
Interest	62,901	69,190	67,607

Total costs and expenses	1,309,072	1,330,960	1,458,774

Income before taxes	80,144	198,347	217,468

Provision for income taxes (benefit)	(193,764)	104,597	63,835

Minority interest in after-tax earnings	48,463	11,624	11,951

Income from continuing operations	225,445	82,126	141,682

Discontinued operations, net of tax	3,732	(272)	-

Net income	$229,177	$81,854	$141,682

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

(In thousands, except per share data)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Basic earnings per share:
Income from continuing operations	$1.88	$.69	$1.22
Discontinued operations	.03	-	-

Net income	$1.91	$.69	$1.22

Diluted earnings per share:
Income from continuing operations	$1.87	$.69	$1.20
Discontinued operations	.03	-	-

Net income	$1.90	$.69	$1.20

Cash dividends per share	$.24	$.40	$.40

Weighted average shares outstanding:
Basic	120,197	118,155	116,110
Diluted	120,440	118,519	116,486

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Net income	$229,177	$81,854	$141,682

Other comprehensive income (loss), net of tax:
Marketable securities	3,243	(1,255)	2,005

Currency translation	40,297	(25,310)	27,530

Defined benefit pension plans	1,870	(24,185)	5,581

Total other comprehensive income (loss), net	45,410	(50,750)	35,116

Comprehensive income	$274,587	$31,104	$176,798

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)

(In thousands)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Accumulated other comprehensive income:
Marketable securities:
Balance at beginning of year	$2,206	$5,449	$4,194
Comprehensive income (loss), net of tax	3,243	(1,255)	2,005

Balance at end of year	$5,449	$4,194	$6,199

Currency translation:
Balance at beginning of year*	$(3,360)	$36,937	$11,627
Comprehensive income (loss), net of tax*	40,297	(25,310)	27,530

Balance at end of year	$36,937	$11,627	$39,157

Minimum pension liabilities:
Balance at beginning of year	$(55,786)	$(53,916)	$(78,101)
Comprehensive income (loss), net of tax	1,870	(24,185)	5,581
Adoption of SFAS No. 158	-	-	72,520

Balance at end of year	$(53,916)	$(78,101)	$-

Defined benefit pension plans:
Balance at beginning of year	$-	$-	$-
Adoption of SFAS No. 158	-	-	(85,013)

Balance at end of year	$-	$-	$(85,013)

OPEB plans:
Balance at beginning of year	$-	$-	$-
Adoption of SFAS No. 158	-	-	(3,443)

Balance at end of year	$-	$-	$(3,443)

Total accumulated other comprehensive income (loss):
Balance at beginning of year*	$(56,940)	$(11,530)	$(62,280)
Comprehensive income (loss), net of tax*	45,410	(50,750)	35,116
Adoption of SFAS No. 158	-	-	(15,936)

Balance at end of year	$(11,530)	$(62,280)	$(43,100)

*As adjusted
See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity
			(As Adjusted)			(As Adjusted)

Balance at December 31, 2003:
As previously reported	$1,340	$118,067	$669,527	$(57,372)	$(102,514)	$629,048
Change in accounting Principle FSP No. AUG AIR-1	-	-	1,681	432	-	2,113

Balance at December 31, 2003*	1,340	118,067	671,208	(56,940)	(102,514)	631,161

Net income*	-	-	229,177	-	-	229,177
Cash dividends	-	-	(29,804)	-	-	(29,804)
Other comprehensive income, net*	-	-	-	45,410	-	45,410
Retirement of treasury stock	(99)	(7,243)	(57,230)	-	64,572	-
Other, net	1	154	-	-	-	155

Balance at December 31, 2004*	1,242	110,978	813,351	(11,530)	(37,942)	876,099

Net income *	-	-	81,854	-	-	81,854
Cash dividends	-	-	(48,805)	-	-	(48,805)
Other comprehensive loss, net *	-	-	-	(50,750)	-	(50,750)
Treasury stock:
Acquired	-	-	-	-	(62,060)	(62,060)
Retired	(35)	(3,163)	(58,862)	-	62,060	-
Other, net	-	995	-	-	-	995

Balance at December 31, 2005*	1,207	108,810	787,538	(62,280)	(37,942)	797,333

Net income	-	-	141,682	-	-	141,682
Cash dividends	-	-	(47,981)	-	-	(47,981)
Other comprehensive loss, net	-	-	-	35,116	-	35,116
Adoption of SFAS No. 158				(15,936)	-	(15,936)
Treasury stock:					-
Acquired	-	-	-	-	(43,794)	(43,794)
Retired	(18)	(1,725)	(42,051)	-	43,794	-
Other, net	-	359	-	-	-	359

Balance at December 31, 2006	$1,189	$107,444	$839,188	$(43,100)	$(37,942)	$866,779

*As adjusted.
See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Cash flows from operating activities:
Net income	$229,177	$81,854	$141,682
Depreciation and amortization	78,352	74,527	72,513
Goodwill impairment	6,500	-	-
Securities transactions, net	(2,113)	(20,259)	(668)
Write-off of accrued interest receivable	-	21,638	-
Loss on prepayment of debt	-	-	22,311
Call premium paid on redemption of Senior Secured Notes	-	-	(20,898)
Loss (gain) on disposal of property and Equipment	855	1,555	(35,335)
Noncash interest expense	2,543	3,037	1,999
Benefit plan expense less than cash funding requirements:
Defined benefit pension expense	(2,977)	(6,365)	(5,333)
Other postretirement benefit expense	(2,839)	(2,963)	(1,542)
Deferred income taxes:
Continuing operations	(212,257)	42,733	37,292
Discontinued operations	(3,508)	(696)	-
Minority interest:
Continuing operations	48,463	11,624	11,951
Discontinued operations	(4,124)	(205)	-
Equity in:
TIMET	(22,669)	(64,889)	(101,157)
Other	(2,175)	(3,563)	(3,751)
Net distributions from:
Ti02 manufacturing joint venture	8,600	4,850	2,250
Other	494	964	2,280
Other, net	4,391	347	989
Change in assets and liabilities:
Accounts and other receivables, net	(25,148)	(4,052)	8,241
Inventories, net	46,937	(48,858)	(3,844)
Accounts payable and accrued liabilities	(8,996)	698	(6,769)
Income taxes	30,759	16,082	(21,078)
Accounts with affiliates	(10,060)	3,750	1,358
Other noncurrent assets	(812)	(4,562)	5,969
Other noncurrent liabilities	(17,764)	(2,307)	(13,757)
Other, net	500	(649)	(8,408)

Net cash provided by operating activities	142,129	104,291	86,295

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Cash flows from investing activities:
Capital expenditures	$(48,521)	$(62,778)	$(63,773)
Purchases of:
Kronos common stock	(17,057)	(7,039)	(25,430)
TIMET common stock	-	(17,972)	(18,699)
CompX common stock	-	(3,638)	(2,318)
NL common stock	-	-	(364)
Other subsidiary	(575)	-	-
Business units	-	(7,342)	(9,832)
Marketable securities	-	(29,449)	(43,416)
Capitalized permit costs	(6,274)	(4,105)	(8,287)
Proceeds from disposal of:
Business unit	-	18,094	-
Property and equipment	2,964	553	39,420
Kronos common stock	2,745	19,176	-
Marketable securities	-	19,690	42,922
Interest in Norwegian smelting operation	-	3,542	-
Change in restricted cash equivalents, net	10,068	(1,759)	(2,888)
Collection of loan to Snake River Sugar Company	-	80,000	-
Cash of disposed business unit	-	(4,006)	-
Loans to affiliates:
Loans	(12,929)	(11,000)	-
Collections	12,000	25,929	-
Other, net	(508)	2,474	3,151

Net cash provided by (used in) investing activities	(58,087)	20,370	(89,514)

Cash flows from financing activities:
Indebtedness:
Borrowings	297,439	56,996	772,703
Principal payments	(186,274)	(54,210)	(751,586)
Deferred financing costs paid	(2,017)	(114)	(9,000)
Loans from affiliates:
Loans	26,117	-	-
Repayments	(33,449)	-	-
Valhi dividends paid	(29,804)	(48,805)	(47,981)
Distributions to minority interest	(3,577)	(12,007)	(8,856)
Treasury stock acquired	-	(62,060)	(43,794)
NL common stock issued	9,201	2,507	88
Valhi common stock issued and other, net	802	1,931	873

Net cash provided by (used in) financing activities	78,438	(115,762)	(87,553)

Net increase (decrease)	$162,480	$8,899	$(90,772)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$162,480	$8,899	$(90,772)
Currency translation	1,955	(1,765)	4,962
Net change for the year	164,435	7,134	(85,810)

Balance at beginning of year	103,394	267,829	274,963

Balance at end of year	$267,829	$274,963	$189,153

Supplemental disclosures: Cash paid (received) for:
Interest, net of amounts capitalized	$59,446	$64,964	$57,923
Income taxes, net	(20,583)	54,131	42,876

Noncash investing activities: Note receivable received upon disposal of business unit	$-	$4,179	$-

Inventories received as partial consideration for disposal of interest in Norwegian smelting operation	-	1,897	-

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1 - Summary of significant accounting policies:

Nature of our business. Valhi, Inc. (NYSE: VHI) is primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). We are also the largest shareholder of Titanium Metal Corporation (“TIMET”), although we own less than a majority interest and therefore we account for our investment by the equity method. See Note 23. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission (“SEC”).

Organization. We are majority owned by Contran Corporation, which directly or through its subsidiaries owns approximately 92% of our outstanding common stock at December 31, 2006. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries, taken as a whole.

Management’s estimates. The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at each balance sheet date and the reported amounts of our revenues and expenses during each reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation.  Our consolidated financial statements include the financial position, results of operations and cash flows of Valhi and our majority-owned and wholly-owned subsidiaries. We eliminate all material intercompany accounts and balances.

We account for increases in our ownership interest of our consolidated subsidiaries and equity method investees, either through our purchase of additional shares of their common stock or through their purchase of their own shares of common stock, by the purchase method (step acquisition). Unless otherwise noted, such purchase accounting generally results in an adjustment to the carrying amount of goodwill for our consolidated subsidiaries. We account for decreases in our ownership interest of our consolidated subsidiaries and equity method investees through cash sale of their common stock to third parties (either by us or by our subsidiary) by recognizing a gain or loss in net income equal to the difference between the proceeds from such sale and the carrying value of the shares sold. The effect of other decreases in our ownership interest, which is usually the result of employee stock options exercises is generally not material.

Foreign currency translation. The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.” The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. We recognize currency transaction gains and losses in income.

Derivatives and hedging activities. We recognize derivatives as either an asset or liability measured at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative.

Cash and cash equivalents. We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Restricted cash equivalents and marketable debt securities. We classify cash equivalents and marketable debt securities that have been segregated or are otherwise limited in use as restricted. To the extent the restricted amount relates to a recognized liability, we classify the restricted amount as current or noncurrent according to the corresponding liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset and we classify the restricted debt security as either a current or noncurrent asset depending upon the maturity date of the security. See Notes 4 and 7.

Marketable securities; securities transactions. We carry marketable debt and equity securities at fair value based upon quoted market prices or as otherwise disclosed. We recognize unrealized and realized gains and losses on trading securities in income. We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Realized gains and losses are based on specific identification of the securities sold.

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from our sales to customers based on a periodic review of these accounts.

Inventories and cost of sales. We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs on average cost or the first-in, first-out method. Our cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Investment in affiliates and joint ventures. We account for investments in more than 20%-owned but less than majority-owned companies by the equity method. See Note 7. We allocate any differences between the cost of each investment and our pro rata share of the entity's separately-reported net assets among the assets and liabilities of the entity based upon estimated relative fair values. We had a $19 million credit difference at December 31, 2006 principally due to our investment in TIMET. We amortize these differences to income as the entities depreciate, amortize or dispose of the related net assets.

Goodwill and other intangible assets; amortization expense. We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Goodwill is not subject to periodic amortization. We amortize other intangible assets by the straight-line method over their estimated lives and state them net of accumulated amortization. We evaluate goodwill for impairment, annually, or when circumstances indicate the carrying value may not be recoverable. See Note 8.

We amortize identifiable intangible assets by the straight-line method over their estimated useful lives as follows:

Asset	Useful lives

Patents	Straight-line method over 15 years
Customer lists	Straight-line method over 7 to 8 years

Capitalized operating permits. Our Waste Management Segment capitalizes direct costs for the acquisition or renewal of operating permits and amortizes these costs by the straight-line method over the term of the applicable permit. Amortization of capitalized operating permit costs was $623,000 in 2004, $126,000 in 2005 and $148,000 in 2006. At December 31, 2006, net capitalized operating permit costs include (i) $400,000 in costs to renew certain permits for which the renewal application is pending with the applicable regulatory agency and (ii) $18.8 million in costs to apply for certain new permits which have not yet been issued by the applicable regulatory authority. We currently expect renewal of the permits for which the application is still pending will occur in the ordinary course of business, and we have been amortizing costs related to these renewals from the date the prior permit expired. For costs related to new permits which have not yet been issued, we will either (i) amortize such costs from the date the permit is issued or (ii) write off such costs to expense at the earlier of (a) the date the applicable regulatory authority rejects the permit application or (b) the date we determine issuance of the permit is not probable. All operating permits are generally subject to renewal at the option of the issuing governmental agency.

Property and equipment; depreciation expense. We state property and equipment at acquisition cost plus capitalized interest on borrowings during the actual construction period of major capital projects. We did not capitalize any material interest costs in 2004, 2005 or 2006. We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years

We expense expenditures for maintenance, repairs and minor renewals as incurred which do not improve or extend the life of the assets, including planned major maintenance. See Note 19.

We have a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations. While we own the land and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to such mining operations.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset's net carrying value to determine if an impairment exists. We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt. We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness in interest expense, and compute amortization by the interest method over the term of the applicable issue.

Employee benefit plans. Accounting and funding policies for our retirement plans are described in Notes 11 and 19.

Income taxes. We and our qualifying subsidiaries are members of Contran's consolidated U.S federal income tax group (the "Contran Tax Group"). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 18. Contran’s policy for intercompany allocation of income taxes provides that subsidiaries included in the Contran Tax Group compute their provision for income taxes on a separate company basis. Generally, subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. We made no net cash payments to Contran in 2004 for income taxes and made cash payments of $.5 million in 2005 and $1.2 million in 2006.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recorded in the Consolidated Financial Statements and the tax basis of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not permanently reinvested. In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $745 million at December 31, 2006 (2005 - $713 million). It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to these earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria.

NL, Kronos, Tremont and WCS are members of the Contran Tax Group. CompX, previously a separate U.S. federal income taxpayer, became a member of the Contran Tax Group for federal income tax purposes in October 2004 with the formation of CompX Group, Inc. See Note 3. NL, Kronos and CompX are each a party to a tax sharing agreement with us and Contran pursuant to which they generally compute their provision for income taxes on a separate-company basis, and make payments to or receive payments from us in amounts that they would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had they not been a member of the Contran Tax Group.

Environmental remediation costs. We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust our accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We had no such receivables at December 31, 2005 and 2006.

Net sales. We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when we perform services. Our Chemicals and Component Products Segments sales are generally F.O.B. shipping point, although in some instances shipping terms are F.O.B. destination point. We include amounts charged to customers for shipping and handling costs in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report taxes assessed by a governmental authority such as sales, use, value added and excise taxes on a net basis.

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $70 million in 2004, $76 million in 2005 and $81 million in 2006. Shipping and handling costs of our Component Products and Waste Management Segments are not material. We expense advertising and research, development and sales technical support costs as incurred. Advertising costs were approximately $2 million in each of 2004, 2005 and 2006. Research, development and certain sales technical support costs were approximately $8 million in 2004, $9 million in 2005 and $11 million in 2006.

Note 2 - Business and geographic segments:

Business segment	Entity	% owned at December 31, 2006

Chemicals	Kronos	95%
Component products	CompX	70%
Waste management	WCS	100%
Titanium metals	TIMET	35%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL. We own 83% of NL.

Our ownership of CompX is primarily through CompX Group, Inc, a majority-owned subsidiary of NL. NL owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group’s sole asset is 83% of the outstanding common stock of CompX. NL also owns an additional 2% of CompX directly. See Note 3.

We own 31% of TIMET through a wholly-owned subsidiary, and we directly own an additional 4% of TIMET. See Notes 11 and 23. TIMET owns an additional 3% of CompX, .5% of NL and less than .1% of Kronos. Because we do not consolidate TIMET, the shares of CompX Group, CompX, NL and Kronos held by TIMET are not considered as owned by us for financial reporting purposes.

We are organized based upon our operating subsidiaries. Our operating segments are defined as components of our consolidated operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

We have three consolidated reportable operating segments:

•
Chemicals - Our Chemicals Segment is operated through our majority ownership of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. Kronos has production facilities located throughout North America and Europe. Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana. See Note 7.

•
Component Products - We operate in the component products industry through our majority ownership of CompX. CompX is a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in office furniture, transportation, tool storage and a variety of other industries. CompX has recently entered the performance marine components industry through the acquisition of two performance marine manufacturers. CompX has production facilities in North America and Asia.

•
Waste Management - WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low level radioactive waste. WCS is in the process of obtaining regulatory authorization to expand its low-level and mixed low-level radioactive waste handling capabilities.

We account for our less than majority interest in TIMET by the equity method. See Note 23. TIMET is a leading global producer of titanium sponge, melted products and mill products. Titanium is used for a variety of commercial, aerospace, military, medical and other emerging markets. TIMET is also the only titanium producer with major production facilities in both of the world’s principal titanium markets: the U.S. and Europe.

We evaluate segment performance based on segment operating income, which we define as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income) which are not attributable to the operations of the reportable operating segments. The accounting policies of our reportable operating segments are the same as those described in Note 1. Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in how we define operating income. Intersegment sales are not material.

Interest income included in the calculation of segment operating income is not material in 2004, 2005 or 2006. Capital expenditures include additions to property and equipment but exclude amounts we paid for business units acquired in business combinations. See Note 3. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. Our investment in the TiO2 manufacturing joint venture (see Note 7) is included in the Chemicals Segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties. At December 31, 2006, approximately 18% of corporate assets were held by NL (2005 - 17%), with substantially all of the remainder held directly by us.

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)
	(In millions)

Net sales:
Chemicals	$1,128.6	$1,196.7	$1,279.5
Component products	182.6	186.3	190.1
Waste management	8.9	9.8	11.8

Total net sales	1,320.1	1,392.8	$1,481.4

Cost of sales:
Chemicals	$882.0	$884.1	$980.8
Component products	142.8	142.6	143.6
Waste management	13.3	15.4	15.0

Total cost of sales	$1,038.1	$1,042.1	$1,139.4

Gross margin:
Chemicals	$246.6	$312.6	$298.7
Component products	39.8	43.7	46.5
Waste management	(4.4)	(5.6)	(3.2)

Total gross margin	$282.0	$350.7	$342.0

Operating income:
Chemicals	$102.4	$165.6	$138.1
Component products	16.2	19.3	20.6
Waste management	(10.2)	(12.1)	(9.5)

Total operating income	108.4	172.8	149.2

Equity in:
TIMET	22.7	64.9	101.1
Other	2.2	3.6	3.8
General corporate items:
Interest and dividend income	34.6	57.8	41.6
Securities transaction gains, net	2.1	20.2	.7
Write-off of accrued interest	-	(21.6)	-
Gain on disposal of fixed assets	.6	-	36.4
Insurance recoveries	.5	3.0	7.6
General expenses, net	(28.0)	(33.2)	(33.0)
Loss on prepayment of debt	-	-	(22.3)
Interest expense	(62.9)	(69.2)	(67.6)

Income before income taxes	$80.2	$198.3	$217.5

	Years ended December 31,
	2004	2005	2006
	(In millions)

Depreciation and amortization:
Chemicals	$60.2	$60.1	$57.4
Component products	14.2	10.9	11.8
Waste management	3.3	2.8	2.7
Corporate	.7	.7	.6

Total	$78.4	$74.5	$72.5

Capital expenditures:
Chemicals	$39.3	$43.4	$50.9
Component products	5.4	10.5	12.1
Waste management	3.7	7.0	.5
Corporate	.1	1.9	.3

Total	$48.5	$62.8	$63.8

	December 31,
	2004	2005	2006
	(In millions)

Total assets:
Operating segments:
Chemicals	$1,773.5	$1,694.1	$1,826.8
Component products	170.2	155.2	169.2
Waste management	36.4	49.6	53.4
Investment in:
TIMET common stock	55.4	138.7	264.1
TIMET preferred stock	.2	.2	.2
Other joint ventures	13.9	16.5	18.8
Corporate and eliminations	640.9	524.1	472.2

Total	$2,690.5	$2,578.4	$2,804.7

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2006, the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $642 million (2005 - $559 million).

	Years ended December 31,
	2004	2005	2006
	(In millions)

Net sales - point of origin:
United States	$558.1	$618.8	$667.1
Germany	576.1	613.1	672.0
Canada	244.4	266.0	265.2
Belgium	186.4	186.9	192.9
Norway	144.5	160.5	173.5
Taiwan	15.8	14.2	15.9
Eliminations	(405.2)	(466.7)	(505.2)

Total	$1,320.1	$1,392.8	$1,481.4

Net sales - point of destination:
North America	$543.7	$589.2	$916.3
Europe	671.8	693.6	426.5
Asia and other	104.6	110.0	138.6

Total	$1,320.1	$1,392.8	$1,481.4

	December 31,
	2004	2005	2006
	(In millions)

Net property and equipment:
United States	$69.8	$75.2	$78.2
Germany	331.3	278.9	301.4
Canada	91.4	87.9	80.6
Norway	72.5	64.4	76.2
Belgium	73.8	61.7	67.2
Taiwan	5.7	8.3	7.7
Netherlands	8.3	-	-

Total	$652.8	$576.4	$611.3

Note 3 - Business combinations and related transactions:

NL Industries, Inc. At the beginning of 2004, we held an aggregate of 84% of NL's outstanding common stock. Our aggregate ownership of NL was reduced to 83% at December 31, 2006 due to the stock option exercises by NL employees offset in part by our purchase of 36,600 shares of NL in market transactions during 2006 for an aggregate of $364,000.

Kronos Worldwide, Inc. At the beginning of 2004, we held an aggregate of 93% of Kronos’ outstanding common stock. During 2004 and the first quarter of 2005, NL paid five quarterly dividends in shares of Kronos common stock, in which an aggregate of approximately 1.5 million shares of Kronos common stock (3.0% of Kronos' outstanding shares) were distributed to NL shareholders (including us) in the form of pro-rata dividends. We received an aggregate of approximately 1.2 million Kronos shares from these distributions.

The quarterly distributions of Kronos shares as well NL’s December 2003 distribution of Kronos shares are taxable to NL. NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL's adjusted tax basis in the shares at the dates of distribution. The amount of the tax liability related to the Kronos shares distributed to NL shareholders, other than us, was approximately $2.5 million in 2004 and $664,000 in 2005, and we recognized these amounts as a component of our consolidated provision for income taxes in those years. Other than our recognition of these NL tax liabilities, the completion of the 2004 and 2005 quarterly distributions of Kronos common stock had no other impact on our consolidated financial position, results of operations or cash flows.

The amount of NL's  separate  tax  liability  with respect to the shares of Kronos distributed to us,  while recognized by NL at its separate company  level,  is not  recognized  in our Consolidated  Financial Statements  because the separate tax  liability is eliminated at the Valhi level because we and NL are both members of the Contran Tax Group. With respect to such shares of Kronos  distributed  to us,  effective December 1, 2003, we and NL amended the terms of our tax sharing  agreement to not require NL to pay up to us the separate tax liability  generated  from the  distribution  of such Kronos  shares to us.  On November 30, 2004 we agreed to further amend the terms of our tax sharing agreement with NL to provide that NL would now pay us the separate tax liability generated from the distribution of shares of Kronos common stock to us, including the tax related to the shares distributed to us in December 2003 and the tax related to the shares distributed to us during all of 2004.  In determining to amend the terms of the tax sharing agreement we considered, among other things, our changed expectation for the generation of taxable income at the NL level as a result of the inclusion of CompX in NL’s consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1.  We further agreed that in lieu of a cash income tax payment, such separate tax liability could be paid by NL in the form of Kronos common stock held by NL.  The tax liability related to the Kronos shares distributed to us in December 2003 and all of 2004, including the tax liability resulting from the use of Kronos common stock to settle this liability, was approximately $227 million.  Accordingly, in the fourth quarter of 2004 NL transferred approximately 5.5 million shares of Kronos common stock to us to satisfy this liability.  In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at an agreed-upon price of $41 per share.  Kronos'  average  closing  market  prices  during the months of November  and  December  2004 were  $41.53  and  $41.77,  respectively.  In agreeing to the share price, NL also considered the fact that Kronos common stock held by non-affiliates is very thinly traded, and consequently an average price over a period of days mitigates the effect of the thinly-traded nature of Kronos’ common stock.  The transfer of the 5.5 million shares of Kronos common stock, which in accordance with GAAP we accounted for as a transfer of net assets among entities under common control at carryover basis, had no effect on our Consolidated Financial Statements.  The tax liability related to the Kronos shares distributed to us in the first quarter of 2005 aggregated $3.3 million, and NL paid this tax liability to us in cash.  To date we have not paid the $230 million tax liability to Contran because Contran has not paid the liability to the applicable tax authority.  The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us.  We have recognized deferred income taxes for our investment in Kronos common stock, and, in accordance with GAAP, the amount of the deferred income taxes we have recognized ($200 million at December 31, 2006) is limited to this $230 million tax liability.

During 2004, 2005 and 2006, we purchased an aggregate of 1.8 million shares of Kronos common stock in market transactions for $49.5 million. During 2004 and 2005, we sold an aggregate of 534,000 shares of Kronos common stock in market transactions for proceeds of $21.9 million.

We recognized pre-tax gains related to the reduction of our ownership interest in Kronos related to these sales ($2.2 million in 2004 and $14.7 million in 2005). See Note 15.

During 2004, we acquired additional shares of Kronos’ majority-owned subsidiary in France for approximately $575,000. See Note 13.

TIMET. At the beginning of 2004, we owned 41% of TIMET’s outstanding common stock directly and through a wholly-owned subsidiary. Our ownership of TIMET was reduced to 35% by December 31, 2006 due to stock option exercises by TIMET employees and the conversion of shares of TIMET’s convertible preferred stock into TIMET common stock, offset in part by our purchase of an aggregate of 6.0 million shares of TIMET common stock (as adjusted for certain TIMET stock splits discussed in Note 7) in market transactions during 2005 and 2006 for an aggregate of $36.7 million. During 2004, we exchanged certain TIMET convertible debt securities we had previously purchased into TIMET preferred stock. See Notes 7 and 23.

CompX International Inc. At the beginning of 2004, we owned 69% of CompX’s common stock. Prior to September 2004, our ownership interest in CompX was reduced to 68% due to stock option exercises by CompX employees. On September 24, 2004, NL completed the acquisition of our CompX shares at a purchase price of $16.25 per share, or an aggregate of $168.6 million. NL paid the purchase price by transferring to us an equivalent portion of Kronos’ $200 million long-term note receivable held by NL (this long-term note was eliminated in the preparation of our Consolidated Financial Statements). The acquisition was approved by a special committee of NL’s board of directors comprised of its independent directors. The special committee retained their own legal and financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to NL. In accordance with GAAP, we accounted for NL’s acquisition of our CompX shares as a transfer of net assets among entities under common control at carryover basis, and therefore the transaction had no effect on our Consolidated Financial Statements.

Effective October 1, 2004, NL and TIMET contributed shares of CompX common stock representing 68% and 15%, respectively, of CompX’s outstanding common stock to newly-formed CompX Group in return for their 82.4% and 17.6%, respectively, ownership interests in CompX Group. CompX Group became the owner of the 83% of CompX that NL and TIMET had previously owned in the aggregate. These CompX shares are the sole asset of CompX Group. CompX Group recorded the shares of CompX it received from NL at NL’s carryover basis. The CompX shares contributed by TIMET are excluded from our consolidated investment in CompX because we do not consolidate TIMET. See Note 2. During 2005 and 2006, NL purchased an aggregate of 381,000 shares of CompX common stock in market transactions for approximately $6.0 million, increasing our ownership of CompX to 70% at December 31, 2006.

In August 2005, CompX completed the acquisition of a marine components products business for cash consideration of $7.3 million, net of cash acquired, and in April 2006 CompX completed the acquisition of another marine component products business for cash consideration of $9.8 million, net of cash acquired. We completed these acquisitions to expand the marine component products business unit of CompX. We have included the results of operations and cash flows of the acquired businesses in our Component Products Segment of the Consolidated Financial Statements from the respective dates of acquisition. The purchase prices have been allocated among the tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to us, assuming these acquisitions had been completed as of January 1, 2005, is not material.

Waste Control Specialists LLC. In 1995, we acquired a 50% interest in newly-formed Waste Control Specialists LLC. Our ownership of WCS is held through a wholly-owned subsidiary. We contributed $25 million to WCS at various dates through early 1997 for our 50% interest. From 1997 through 2000 we contributed an additional aggregate $50 million to WCS’s equity, thereby increasing our membership interest from 50% to 90%. A substantial portion of the equity contributions was used by WCS to reduce the then-outstanding balance of its revolving intercompany borrowings from us. At formation in 1995, the other owner of WCS, KNB Holdings, Ltd., contributed certain assets, primarily land and certain operating permits for the facility site and WCS also assumed certain indebtedness of KNB Holdings. In 1995, the KNB Holdings liabilities assumed by WCS exceeded the carrying value of the assets they contributed. Accordingly, all of WCS’s cumulative net losses to date have accrued to us for financial reporting purposes. See Note 13.
We previously loaned approximately $1.5 million to an individual who controlled KNB Holdings, which was collateralized by KNB Holdings’ subordinated 10% membership interest in WCS. During 2004, we entered into an agreement with KNB Holdings in which, among other things, we acquired the remaining 10% ownership interest in WCS and the outstanding balance of the loan ($2.5 million, including accrued and unpaid interest), was cancelled. As a result, WCS became our wholly owned subsidiary.

Note 4 - Marketable securities:

	December 31,
	2005	2006
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$9,265	$9,989
Other debt securities	2,490	2,639

Total	$11,755	$12,628

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC	$250,000	$250,000
Restricted debt securities	2,572	2,814
Other debt securities and common stocks	6,133	6,209

Total	$258,705	$259,023

Amalgamated Sugar. Prior to 2004, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated’s areas of operations. Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets we transferred to the LLC was approximately $34 million. When we transferred control of our operations to Snake River in return of our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes. Therefore, the cost basis of our investment in the LLC is $250 million. As part of this transaction, Snake River made certain loans to us aggregating $250 million. These loans are collateralized by our interest in the LLC. Snake River's sources of funds for its loans to us, as well as its $14 million contribution to the LLC in exchange for its voting interest in the LLC, included cash contributions by the grower members of Snake River and $180 million in debt financing we provided. We collected $100 million of the $180 million prior to 2004 when Snake River obtained an equal amount of third-party financing, and collected the remaining $80 million during 2005 when Snake River obtained new third-party financing. See Notes 9 and 15.

We and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year (the "base" level), with a preferential 95% share going to us. To the extent the LLC's distributions are below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributions in excess of the base level until the shortfall is recovered. Under certain conditions, we are entitled to receive additional cash distributions from the LLC. At our option, we may require the LLC to redeem our interest in the LLC beginning in 2012, and the LLC has the right to redeem, at their option, our interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us. If we redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 million loans from Snake River. See Note 9.

The LLC Company Agreement contains certain restrictive covenants intended to protect our interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. We also have the ability to temporarily take control of the LLC if our cumulative distributions from the LLC fall below specified levels, subject to satisfaction of certain conditions imposed by Snake River’s current third-party senior lenders.

Prior to 2004, Snake River agreed that the annual amount of (i) the distributions paid by the LLC to us plus (ii) the debt service payments paid by Snake River to us on our prior $80 million loan to Snake River would at least equal the annual amount of interest payments we owe to Snake River on our $250 million loan. In 2005, and following the complete repayment of our $80 million loan to Snake River, Snake River agreed that the annual amount of distributions we receive from the LLC would exceed the annual amount of interest payments we owe to Snake River on our $250 million in loans from Snake River by at least $1.8 million. If we receive less than the required minimum amount, certain agreements we previously made with Snake River and the LLC, including a reduction in the amount of cumulative distributions which we must receive from the LLC in order to prevent us from becoming able to temporarily take control of the LLC, would retroactively become null and void and we would be able to temporarily take control of the LLC if we so desired. Through December 31, 2006, Snake River and the LLC maintained the applicable minimum required levels of cash flows to us.

We report the cash distributions received from the LLC as dividend income. We recognize distributions when they are declared by the LLC, which is generally the same month we receive them, although in certain cases distributions may be paid on the first business day of the following month. See Note 15. The amount of such future distributions we will receive from the LLC is dependent upon, among other things, the future performance of the LLC’s operations. Because we receive preferential distributions from the LLC and we have the right to require the LLC to redeem our interest for a fixed and determinable amount beginning at a fixed and determinable date, we account for our investment in the LLC as an available-for-sale marketable security carried at estimated fair value. The fair value is the $250 million redemption price of our investment in the LLC. We also provide certain services to the LLC, as discussed in Note 17. We do not expect to report a gain on the redemption at the time our LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of our investment in the LLC at the time of redemption.

Other. The aggregate cost of the restricted and unrestricted debt securities and other available-for-sale marketable securities approximates their net carrying value at December 31, 2005 and 2006. During 2005 and 2006, we purchased other available-for-sale marketable securities (primarily common stocks and debt securities) for an aggregate of $29.4 million and $43.4 million, respectively, and subsequently sold a portion of such securities for an aggregate of $19.7 million and $42.9 million, respectively, which generated a net securities transaction gains of approximately $200,000 in 2005 and $700,000 in 2006. See Note 15.

Note 5 - Accounts and other receivables, net:

	December 31,
	2005	2006
	(In thousands)

Accounts receivable	$211,156	$228,005
Notes receivable	4,267	3,144
Accrued interest and dividends receivable	6,158	91
Allowance for doubtful accounts	(2,815)	(2,972)

Total	$218,766	$228,268

Accrued interest and dividends receivable at December 31, 2005 includes $6.0 million of distributions from the Amalgamated Sugar Company LLC declared in December 2005 but not paid to us until January 3, 2006. See Note 4.

Note 6 - Inventories, net:

	December 31,
	2005	2006
	(In thousands)

Raw materials:
Chemicals	$52,343	$46,087
Component products	6,725	5,827

Total raw materials	59,068	51,914

In-process products:
Chemicals	17,959	25,650
Component products	9,116	8,744

Total in-process products	27,075	34,394

Finished products:
Chemicals	150,675	168,438
Component products	6,621	7,097

Total finished products	157,296	175,535

Supplies (primarily chemicals)	39,718	47,186

Total	$283,157	$309,029

Note 7 - Other assets:

	December 31,
	2005	2006
	(As Adjusted)
	(In thousands)

Investment in affiliates:
TIMET:
Common stock	$138,677	$264,119
Preferred stock	183	183

Total investment in TIMET	138,860	264,302

Ti02 manufacturing joint venture	115,308	113,613
Basic Management and Landwell	16,464	18,752

Total	$270,632	$396,667

Other assets:
Waste disposal site operating permits, net	$14,133	$22,838
IBNR receivables	16,735	6,584
Deferred financing costs	8,278	9,173
Loans and other receivables	2,502	3,217
Restricted cash equivalents	382	409
Other	19,609	22,543

Total	$61,639	$64,764

Investment in TIMET. On February 28, 2007 our Board of Directors declared a special dividend of all of the TIMET common stock we own. See Note 23. At December 31, 2006, we held an aggregate of 56.6 million shares of TIMET with a quoted market price of $29.51 per share, or a market value of $1.7 billion (2005 - 56.0 million shares with a market value of $885.5 million). Our TIMET shares reflect the effects of a five-for-one stock split TIMET implemented in 2004 and three separate two-for-one splits TIMET implemented during 2005 and 2006.

Certain selected financial information of TIMET is summarized below:

	December 31,
	2005	2006
	(In millions)

Current assets	$550.3	$757.6
Property and equipment	253.0	329.8
Marketable securities	46.5	56.8
Investment in joint ventures	26.0	.7
Other noncurrent assets	31.5	72.0

Total assets	$907.3	$1,216.9

Current liabilities	$166.9	$211.1
Accrued pension and postretirement benefits	74.0	80.2
Long-term debt	51.4	-
Other noncurrent liabilities	39.3	25.4
Minority interest	13.5	21.3
Stockholders’ equity	562.2	878.9

Total liabilities, minority interest and stockholders’ equity	$907.3	$1,216.9

	Years ended December 31,
	2004	2005	2006
	(In millions)

Net sales	$501.8	$749.8	$1,183.2
Cost of sales	438.1	550.4	747.1
Operating income	43.0	171.1	382.8
Net income attributable to common stockholders	43.3	143.7	274.5

We also own 14,700 shares of TIMET Series A convertible preferred stock. Dividends on the Series A shares accumulate at the rate of 6 3/4% of their liquidation value of $50 per share. The Series A shares are convertible into shares of TIMET common stock at the rate of thirteen and one-third of a share of TIMET common stock per Series A share. The Series A shares are not mandatorily redeemable, but are redeemable at the option of TIMET in certain circumstances. At December 31, 2006, Mr. Simmons’ spouse held an additional 54% of such Series A shares.

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment and another Ti02 producer, Tioxide America, Inc. (”Tioxide”), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or “LPC”) that owns and operates a TiO2 plant in Louisiana. Tioxide is a wholly-owned subsidiary of Huntsman Holdings LLC.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis, and consequently we have no significant equity in earnings of LPC. Each owner's transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Our share of the joint venture’s production costs are reported as cost of sales as the related Ti02 acquired from LPC is sold. We include the distributions from LPC, which generally relate to excess cash from non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, in cash flows from operating activities in our Consolidated Statements of Cash Flows. We report distributions net of any contributions we made during the periods. Our net distributions of $8.6 million in 2004, $4.9 million in 2005 and $2.3 million in 2006 are stated net of contributions of $15.6 million in 2004, $10.1 million in 2005 and $11.9 million in 2006.

Certain selected financial information of LPC is summarized below:

	December 31,
	2005	2006
	(In millions)

Current assets	$62.9	$56.2
Property and equipment	200.4	192.6

Total assets	$263.3	$248.8

Liabilities, primarily current	$29.9	$18.8
Partners’ equity	233.4	230.0

Total liabilities and partners’ equity	$263.3	$248.8

	Years ended December 31,
	2004	2005	2006
	(In millions)

Net sales:
Kronos	$104.8	$109.4	$124.1
Tioxide	105.5	110.4	125.2

Cost of sales	210.0	219.6	249.3
Net income	-	-	-

On September 22, 2005, LPC’s facility temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The majority of LPC’s property damage and unabsorbed fixed costs, for periods in which normal production levels were not achieved, were covered by insurance, and insurance covered our lost profits (subject to applicable deductibles) resulting from our share of the lost production at LPC. Both we and LPC filed claims with our insurers. We recognized income of $1.8 million related to our business interruption claim in the fourth quarter of 2006, which is included in other income on our Consolidated Statement of Income.

Investment in Basic Management and Landwell. We also own a 32% interest in Basic Management, Inc., which, provides utility services in the industrial park where one of TIMET's plants is located, among other things. We also have 12% interest in The Landwell Company, which is actively engaged in efforts to develop certain real estate. Basic Management owns an additional 50% interest in Landwell. For federal income tax purposes Landwell is treated as a partnership, and accordingly the combined results of operations of Basic Management and Landwell include a provision for income taxes on Landwell's earnings only to the extent that such earnings accrue to Basic Management. We record our equity in earnings of Basic Management and Landwell on a one-quarter lag because their financial statements are generally not available to us on a timely basis. Certain selected combined financial information of Basic Management and Landwell is summarized below.

	September 30,
	2005	2006
	(In millions)

Current assets	$36.9	$45.7
Property and equipment	12.7	11.7
Prepaid costs and expenses	5.4	5.0
Land and development costs	18.7	15.6
Notes and other receivables	3.7	2.8
Investment in undeveloped land and water rights	41.4	41.4

Total assets	$118.8	$122.2

Current liabilities	$20.9	$17.6
Long-term debt	22.7	20.3
Deferred income taxes	6.3	6.1
Other noncurrent liabilities	.8	1.3
Equity	68.1	76.9

Total liabilities, minority interest and equity	$118.8	$122.2

	Twelve months ended September 30,
	2004	2005	2006
	(In millions)

Total revenues	$27.5	$30.4	$31.4
Income before income taxes	8.9	14.9	16.6
Net income	3.3	12.8	13.5

Other. We have certain related party transactions with some of these affiliates, as more fully described in Note 17.

The IBNR receivables relate to certain insurance liabilities, the risk of which we have reinsured with certain third party insurance carriers. We report the insurance liabilities which have been reinsured as part of noncurrent accrued insurance claims and expenses. See Notes 10 and 17.

Note 8 - Goodwill and other intangible assets:

Goodwill. Changes in the carrying amount of goodwill during the past three years by operating segment is presented in the table below.

	Operating segment
	Chemicals	Component Products	Total
	(In millions)

Balance at December 31, 2003	$331.3	$46.3	$377.6
Goodwill acquired	8.4	-	8.4
Elimination of deferred income taxes	-	(26.9)	(26.9)
Impairment charge	-	(6.5)	(6.5)
Changes in foreign exchange rates	-	1.5	1.5

Balance at December 31, 2004	339.7	14.4	354.1
Goodwill acquired	1.3	8.0	9.3
Assets sold	-	(1.4)	(1.4)
Changes in foreign exchange rates	-	(.2)	(.2)

Balance at December 31, 2005	341.0	20.8	361.8
Goodwill acquired during the year	17.6	5.6	23.2
Changes in foreign exchange rates	-	.2	.2

Balance at December 31, 2006	$358.6	$26.6	$385.2

Goodwill is assigned to four of our reporting units. Substantially all of our goodwill related to our Chemicals Segment was generated from our various step acquisitions of NL and Kronos. Substantially all of the goodwill related to the Component Products Segment was generated from CompX's acquisitions of certain business units. The Component Products Segment goodwill is assigned to the three reporting units within that operating segment: security products, furniture, and marine components. In accordance with SFAS No. 142 we test for goodwill impairment at the reporting unit level. We use discounted cash flows to estimate the fair value of the three Component Product Segment units. In determining the estimated fair value of our Chemicals Segment, we consider the quoted market prices for Kronos’ common stock.

In accordance with the requirements of SFAS No. 142, we review goodwill for each of our four reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value. Our 2004, 2005 and 2006 annual impairment reviews of goodwill indicated no impairments. However, we recognized a $6.5 million goodwill impairment in 2004 in connection with CompX’s sale of its European Operations. See Note 16.

Prior to October 2004 CompX was not a member of the Contran Tax Group, and we provided deferred income taxes on our investment in CompX. When CompX became a member of the Contran Tax Group in October 2004, we were no longer required to recognize such deferred income taxes, therefore, we eliminated a net $26.9 million deferred tax liability that we had previously recorded through a reduction in goodwill at December 31, 2004.

Other intangible assets.

	December 31,
	2005	2006
	(In thousands)

Definite-lived customer list intangible asset	$1,298	$1,343
Patents and other intangible assets	2,134	2,562

	$3,432	$3,916

Accumulated amortization expense was $3.5 million and $4.2 million at December 31, 2005 and 2006, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$800,000
2008	800,000
2009	450,000
2010	450,000
2011	450,000

Note 9 - Long-term debt:

	December 31,
	2005	2006
	(In thousands)

Valhi - Snake River Sugar Company	$250,000	$250,000

Subsidiary debt:
Kronos International:
6.5% Senior Secured Notes	-	525,003
8.875% Senior Secured Notes	449,298	-
Kronos U.S. bank credit facility	11,500	6,450
Other	6,637	5,135

Total subsidiary debt	467,435	536,588

Total debt	717,435	786,588

Less current maturities	1,615	1,242

Total long-term debt	$715,820	$785,346

Valhi. Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC. The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027. At December 31, 2006, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 4.

We have a $100 million revolving bank credit facility which matures in October 2007, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 15 million shares of Kronos common stock we own. The agreement limits our ability to pay dividends and incur additional indebtedness and contains other provisions customary in lending transactions of this type. In the event of a change of control, as defined in the agreement, the lenders have the right to accelerate the maturity of the facility. The maximum amount we may borrow under the facility is limited to one-third of the market value of the Kronos common stock we have pledged as collateral. Based on Kronos’ December 31, 2006 closing market price of $32.56 per share, the Kronos common stock pledged under the facility provides sufficient collateral for the full amount of the facility. The market value of Kronos common stock would have to fall below $20 per share before the borrowing capacity under the facility would be reduced. At December 31, 2006, there were no borrowings outstanding under the facility and $1.7 million of letters of credit outstanding under the facility. At December 31, 2006 $98.3 million was available for borrowings under the facility.

Kronos and its subsidiaries. In April 2006, we issued euro 400 million principal amount of 6.5% Senior Secured Notes due 2013 at 99.306% of the principal amount ($498.5 million when issued). We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of Kronos’ European assets to, another entity. At our option, we may redeem the 6.5% notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012. In addition, on or before April 15, 2009, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount. In the event of a change of control of KII, as defined in the agreement, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer t purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds form the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2006, the estimated market price of the 6.5% Notes was approximately euro 970 per euro 1,000 principal amount, and the carrying amount of the 6.5% Notes includes euro 2.5 million ($3.4 million) of unamortized original issue discount.

In May 2006, we used the net proceeds from the 6.5% Notes to redeem our existing 8.875% Senior Secured Notes at 104.437%% of the aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We recognized a $22.3 million pre-tax interest charge in 2006 related to the prepayment of the 8.875% Notes, consisting of the call premium on the 8.875% Notes and the write-off of deferred financing costs and unamortized premium related to the notes.

Our Chemicals Segment’s operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in June 2008. We may denominate borrowings in euros, Norwegian kroners or U.S. dollars. Outstanding borrowings bear interest at the applicable interbank market rate plus 1.125%. We may also issue up to euro 5 million letters of credit. The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. This facility contains certain restrictive covenants that, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of the borrowers to, another entity. At December 31, 2006, there were no outstanding borrowings and the equivalent of $105.6 million was available for borrowings under the facility.

Our Chemicals Segment has a $50 million U.S. revolving credit facility that matures in September 2008. This facility is collateralized by our U.S. accounts receivable, inventories and certain fixed assets. We are limited to borrowing the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories that have been pledged. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate (8.25% at December 31, 2006). The facility contains certain restrictive covenants which, among other things, restrict our ability to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2006, $6.5 million was outstanding and $38.5 million was available for borrowings under the facility.

Our Chemicals Segment also has a Cdn. $30 million Canadian revolving credit facility that matures in January 2009. This facility is collateralized by our Canadian accounts receivable and inventories. We are limited to borrowing the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories that have been pledged. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR (6.75% at December 31, 2006). The facility contains certain restrictive covenants that, among other things, restrict our ability to incur additional debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2006, no amounts were outstanding and the equivalent of $16.1 million was available for borrowings under the facility.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if Kronos’ European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness). Under the cross-default provisions of the European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or their parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness). Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos. The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the agreement, of the applicable borrower. In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to their stated maturity.

CompX. At December 31, 2006, our Component Products Segment had a $50.0 million secured revolving bank credit facility that matures in January 2009 and bears interest, at our option, at rates based either on the prime rate or LIBOR. The facility is collateralized of 65% of the ownership interests in CompX’s first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of CompX’s assets, to another entity. The facility also requires maintenance of specified levels of net worth (as defined in the agreement). The facility also requires CompX maintain specified levels of net worth (as defined in the agreement). In the event of a change of control of CompX, as defined in the agreement, the lenders have the right to accelerate the maturity of the facility. At December 31, 2006, we had no outstanding borrowings and the full $50 million was available for borrowings under the facility.

Aggregate maturities of long-term debt at December 31, 2006

Years ending December 31,	Amount
(In thousands)

2007	$1,242
2008	7,383
2009	954
2010	986
2011	1,020
2012 and thereafter	775,003

Total	$786,588

Restrictions. Certain of the credit facilities described above require the borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2006, none of the net assets of Valhi’s consolidated subsidiaries were restricted.

At December 31, 2006, amounts available for the payment of Valhi dividends pursuant to the terms of our Valhi’s revolving bank credit facility aggregated $.10 per Valhi share outstanding per quarter, plus an additional $164.1 million. Any purchases of treasury stock after December 31, 2006 would reduce this amount.

Note 10 - Accrued liabilities:

	December 31,
	2005	2006
	(As adjusted)
	(In thousands)

Current:
Employee benefits	$48,341	$37,391
Environmental costs	16,565	13,585
Deferred income	5,101	4,908
Interest	1,067	7,621
Other	54,457	56,226

Total	$125,531	$119,731

Noncurrent:
Insurance claims and expenses	$24,257	$13,929
Employee benefits	4,998	7,147
Deferred income	573	452
Other	9,500	6,503

Total	$39,328	$28,031

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7.

Note 11 - Employee benefit plans:

Defined contribution plans. We maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $2 million in 2004 and $3 million in each of 2005 and 2006.

Defined benefit plans. Kronos, NL and one of our former business units sponsor various defined benefit pension plans worldwide. Kronos and NL use a September 30th measurement date for their defined benefit pension plans, and the former business unit uses a December 31st measurement date. The benefits under our defined benefit plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of $22.4 million to all of our defined benefit pension plans during 2007. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2007	$ 26.3 million
2008	26.3 million
2009	23.6 million
2010	24.1 million
2011	24.7 million
Next 5 years	138.1 million

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2005	2006
	(In thousands)

Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$454,911	$520,534
Service cost	7,373	7,759
Interest cost	22,589	23,794
Participants’ contributions	1,538	1,515
Actuarial losses (gains)	101,416	(19,845)
Change in foreign currency exchange rates	(42,292)	40,354
Benefits paid	(25,001)	(26,221)

Balance at end of the year	$520,534	$547,890

Change in plan assets:
Fair value at beginning of the year	$311,898	$338,149
Actual return on plan assets	54,083	36,697
Employer contributions	19,244	28,118
Participants’ contributions	1,538	1,515
Change in foreign currency exchange rates	(23,613)	20,776
Benefits paid	(25,001)	(26,221)

Fair value at end of year	$338,149	$399,034

Accumulated benefit obligations (“ABO”)	$481,964	$488,039

Funded status:
Plan assets under projected benefit obligations	$(182,385)	$(148,856)
Unrecognized:
Actuarial losses	194,783	169,535
Prior service cost	7,441	7,415
Net transition obligations	4,603	4,311

Total	$24,442	$32,405

Amounts recognized in the Consolidated Balance Sheets:
Unrecognized net pension obligations	$11,916	$-
Pension asset	3,529	40,108
Accrued pension costs:
Current	(12,756)	(295)
Noncurrent	(140,742)	(188,669)
Accumulated other comprehensive loss	162,495	181,261

Total	$24,442	$32,405

The amounts shown in the table above for unrecognized actuarial losses, prior service cost and net transition obligations at December 31, 2005 and 2006 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes and minority interest, are now recognized in our accumulated other comprehensive income (loss) at December 31, 2006.  We expect approximately $7.9 million, $600,000 and $500,000 of the unrecognized actuarial losses, prior service cost and net transition obligations, respectively, will be recognized as components of our periodic defined benefit pension cost in 2007.  See Note 19.

The components of our net periodic defined benefit pension cost are presented in the tables below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net periodic pension cost:
Service cost	$6,758	$7,373	$7,759
Interest cost	22,219	22,589	23,794
Expected return on plan assets	(20,975)	(22,223)	(25,653)
Amortization of prior service cost	502	597	603
Amortization of net transition obligations	657	350	364
Recognized actuarial losses	4,361	4,450	9,087

Total	$13,522	$13,136	$15,954

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2005	2006
	(In thousands)

Projected benefit obligation at end of the year:
U.S. plans	$97,964	$92,361
Foreign plans	422,570	455,529

Total	$520,534	$547,890

Fair value of plan assets at end of the year:
U.S. plans	$112,176	$130,366
Foreign plans	225,973	268,668

Total	$338,149	$399,034

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$414,523	$428,031
Accumulated benefit obligation	376,967	372,662
Fair value of plan assets	220,356	236,417

A summary of our key actual assumptions used to determine benefit obligations asset as of December 31, 2005 and 2006 was:

	December 31,
Rate	2005	2006

Discount rate	4.5%	4.8%
Increase in future compensation levels	2.3%	2.5%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2004, 2005 and 2006 are as follows:

	Years ended December 31,
Rate	2004	2005	2006

Discount rate	5.6%	5.3%	4.5%
Increase in future compensation levels	2.2%	2.3%	2.3%
Long-term return on plan assets	7.8%	7.2%	7.3%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2005 and 2006, substantially all of the projected benefit obligations and plan assets attributable to our non-U.S. plans relate to plans maintained by our Chemicals Segment, and all of the plans for which the ABO exceeds the fair value of plan assets relate to our Chemicals Segment’s foreign plans.

At December 31, 2005 and 2006, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. For the years ended December 31, 2004, 2005 and 2006, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the history of the CMRT from its inception in 1987 through December 31, 2006, the average annual rate of return has been approximately 14% (including a 36% return for 2005 and a 17% return in 2006).

At December 31, 2006, the CMRT owned 10% of TIMET’s outstanding common stock and .1% of our outstanding common stock. These shares are not reflected in our Consolidated Financial Statements because we do not consolidate the CMRT.

At December 31, 2005 and 2006, plan assets attributable to our Chemicals Segment’s foreign plans related primarily to Germany, Canada and Norway. In determining the expected long-term rate of return on plan asset assumptions for our foreign plans, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for the asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. The assumed asset mixes are summarized below:
•	Germany - the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.
•
Canada - we currently have a plan asset target allocation of 65% to equity managers and 35% to fixed income managers. We expect the long term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•
Norway - we currently have a plan asset target allocation of 14% to equity managers and 65% to fixed income managers and the remainder to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 5% and 4%, respectively.

Our pension plan weighted average asset allocation by asset category were as follows:

	December 31, 2006
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	93%	23%	64%	16%
Fixed income securities	3	48	32	62
Real estate	-	29	-
Cash, cash equivalents and other	4	-	4	22

Total	100%	100%	100%	100%

	December 31, 2006
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	97%	23%	66%	13%
Fixed income securities	2	48	32	64
Real estate	1	14	-	-
Cash, cash equivalents and Other	-	15	2	23

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

Postretirement benefits other than pensions (“OPEB”). NL, Kronos and Tremont provide certain health care and life insurance benefits for their eligible retired employees. Kronos, NL and Tremont each use a December 31st measurement date for their OPEB plans. We have no OPEB plan assets, rather, we fund benefit payments as they are paid. At December 31, 2006, we expect to contribute the equivalent of approximately $3.9 million to all of our OPEB plans during 2007. Benefit payments to OPEB plan participants are expected to be the equivalent of:

2007	$ 3.9 million
2008	3.7 million
2009	3.6 million
2010	3.5 million
2011	3.4 million
Next 5 years	14.7 million

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2005 and 2006 follows:

	2005	2006

Healthcare inflation:
Initial rate	8% - 9%	7% - 7.5%
Ultimate rate	4% - 5.5%	4% - 5.5%
Year of ultimate rate achievement	2010	2009 - 2010
Discount rate	5.5%	5.8%

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans. A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In thousands)

Effect on net OPEB cost during 2006	$304	$(193)
Effect at December 31, 2006 on postretirement obligation	3,111	(2,622)

The components of our periodic OPEB cost is presented in the table below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net periodic OPEB cost:
Service cost	$232	$222	$288
Interest cost	2,418	2,010	2,095
Amortization of prior service credit	(859)	(925)	(197)
Recognized actuarial losses (gains)	192	(135)	115

Total	$1,983	$1,172	$2,301

The weighted average discount rate used in determining the net periodic OPEB cost for 2006 was 5.5% (2005 - 5.7%; 2004 - 5.9%). The weighted average rate was determined using the projected benefit obligations as of the beginning of each year.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2005	2006
	(In thousands)

Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$36,603	$35,996
Service cost	222	288
Interest cost	2,010	2,095
Actuarial losses	1,901	3,410
Change in foreign currency exchange rates	286	(3)
Benefits paid from employer contributions	(5,026)	(4,355)

Balance at end of the year	$35,996	$37,431

Funded status:
Projected benefit obligations	$(35,996)	$(37,431)
Unrecognized:
Net actuarial losses	1,531	4,724
Prior service credit	(1,893)	(1,581)

Total	$(36,358)	$(34,288)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(4,079)	$(3,783)
Noncurrent	(32,279)	(33,647)
Accumulated other comprehensive loss	-	3,142

Total	$(36,358)	$(34,288)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2005 and 2006 have not been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. In accordance with SFAS No. 158, these amounts, net of deferred income taxes and minority interest, are now recognized in our accumulated other comprehensive income (loss) at December 31, 2006. We expect to recognize approximately $100,000 of the unrecognized actuarial losses and $185,000 of prior service credit as components of our periodic OPEB cost in 2007. See Note 19.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. During 2004, we determined we were eligible for the federal subsidy. We account for the effect of this subsidy prospectively from the date we determined actuarial equivalence. The subsidy did not have a material impact on the applicable accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

New accounting standard.  We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended, and we account for our OPEB plans under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended.  As discussed in Note 19, we adopted SFAS No. 158 effective with this filing. The adoption of SFAS No. 158, which further amended SFAS Nos. 87 and 106, had the following effects on our Consolidated Financial Statements as of December 31, 2006:

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
	(In thousands)

Assets:
Current deferred income tax asset	$13,627	$(3,017)	$10,610
Total current assets	782,374	(3,017)	779,357

Investment in affiliates	399,434	(2,767)	396,667
Unrecognized net pension obligations	9,752	(9,752)	-
Pension asset	11,042	29,066	40,108
Noncurrent deferred income tax asset	247,104	17,276	264,380
Total other assets	1,380,225	33,823	1,414,048

Total assets	2,773,920	30,806	2,804,726

Liabilities:
Current accrued liabilities	131,321	(11,590)	119,731
Current deferred income taxes	674	1,536	2,210
Total current liabilities	263,316	(10,054)	253,262

Noncurrent accrued pension costs	123,635	65,034	188,669
Noncurrent accrued OPEB costs	30,504	3,143	33,647
Noncurrent deferred income taxes	487,762	(8,601)	479,161
Total noncurrent liabilities	1,501,413	59,576	1,560,989

Minority interest in net assets of subsidiaries	126,476	(2,780)	123,696

Stockholders’ equity:
Accumulated other comprehensive income (loss):
Minimum pension liability	(72,520)	72,520	-
Defined benefit pension plans	-	(85,013)	(85,013)
OPEB plans	-	(3,443)	(3,443)
Total accumulated other comprehensive income	(27,164)	(15,936)	(43,100)

Total stockholders’ equity	882,715	(15,936)	866,779

Total liabilities, minority interest and stockholders’ equity	2,773,920	30,806	2,804,726

Note 12 - Income taxes:

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)
	(In millions)

Components of pre-tax income from continuing operations:
United States	$85.0	$80.1	$151.4
Non-U.S. subsidiaries	(4.9)	118.2	66.1

Total	$80.1	$198.3	$217.5

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$28.0	$69.4	$76.1
Non-U.S. tax rates	(.3)	(.1)	(2.1)
Incremental U.S. tax and rate differences on equity in earnings	92.9	23.6	18.4
Excess of book basis over tax basis of shares of Kronos common stock sold	.2	1.9	-
Change in German income tax attributes	-	17.5	(21.7)
Income tax related to distribution of shares of Kronos	2.5	.7	-
Change in deferred income tax valuation allowance, net	(311.8)	-
Assessment (refund) of prior year income taxes, net	(2.5)	2.3	(1.4)
U.S. state income taxes, net	1.0	4.3	2.9
Tax contingency reserve adjustment, net	(16.5)	(19.1)	(10.4)
Nondeductible expenses	5.1	5.2	4.9
Canadian tax rate change	-	-	(1.3)
Other, net	7.6	(1.1)	(1.6)

Provision for income taxes (benefit)	$(193.8)	$104.6	$63.8

Components of income tax expense (benefit):
Currently payable:
U.S. federal and state	$.9	$25.9	$2.1
Non-U.S.	17.6	35.9	24.4

Total	18.5	61.8	26.5
Deferred income taxes (benefit):
U.S. federal and state	69.3	20.8	71.3
Non-U.S.	(281.6)	22.0	(34.0)
Total	(212.3)	42.8	37.3

Provision for income taxes	$(193.8)	$104.6	$63.8

Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$(193.8)	$104.6	$63.8
Discontinued operations	(4.6)	(.4)	-
Additional paid-in capital	-	.2	-
Other comprehensive income:
Marketable securities	2.1	-	3.3
Currency translation	(8.2)	(8.6)	9.6
Defined benefit pension plans	(6.9)	(38.7)	9.2
Adoption of SFAS No. 158:
Defined benefit pension plans	-	-	(19.6)
OPEB plans	-	-	(1.7)

Total	$(211.4)	$57.1	$64.6

The components of the net deferred tax liability at December 31, 2005 and 2006, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

	December 31,
	2005		2006
	Assets	Liabilities	Assets	Liabilities
	(As adjusted)
	(In millions)

Tax effect of temporary differences related to:
Inventories	$3.0	$(3.6)	$3.3	$(2.6)
Marketable securities	-	(106.9)	-	(129.0)
Property and equipment	26.4	(87.8)	20.1	(81.3)
Accrued OPEB costs	12.7	-	12.3	-
Pension asset	-	-	-	(49.7)
Accrued pension	55.5	(37.5)	69.5	-
Accrued environmental liabilities and other deductible differences	54.3	-	51.0	-
Other taxable differences	-	(88.4)	-	(77.6)
Investments in subsidiaries and affiliates	-	(210.0)	-	(268.1)
Tax loss and tax credit carryforwards	199.4	-	245.7	-
Adjusted gross deferred tax assets (liabilities)	351.3	(534.2)	401.9	(608.3)
Netting of items by tax jurisdiction	(127.1)	127.1	(126.9)	126.9
	224.2	(407.1)	275.0	(481.4)
Less net current deferred tax asset (liability)	10.5	(5.6)	10.6	(2.2)

Net noncurrent deferred tax asset (liability)	$213.7	$(401.5)	$264.4	$(479.2)

	Years ended December 31,
	2004	2005	2006
	(In millions)

Increase (decrease) in valuation allowance:
Recognition of certain deductible tax attributes for which the benefit had not previously been recognized under the “more-likely-than-not” recognition criteria	$(311.8)	$-	$-
Foreign currency translation	(3.0)	-	-
Offset to the change in gross deferred income tax assets due principally to redeterminations of certain tax attributes and implementation of certain tax planning strategies	121.0	-	-

Net decrease in valuation allowance	$(193.8)	$-	$-

In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and the elimination of the federal surtax. The 2% reduction will be phased in from 2008 to 2010, and the federal surtax will be eliminated in 2008. As a result, during 2006 we recognized a $1.3 million income tax benefit related to the effect of such reduction on our previously-recorded net deferred income tax liability with respect to Kronos’ and CompX’s operations in Canada.

Due to the resolution of certain income tax audits in Germany, we also recognized a $21.7 million income tax benefit in 2006 primarily related to an increase in the amount of our German trade tax net operating loss carryforward.  The increase resulted from a reallocation of expenses between our German units related to periods in which such units did not file on a consolidated basis for German trade tax purposes, with the net result that the amount of our German trade tax carryforward recognized by the German tax authorities has increased.

Principally as a result of the withdrawal of tax assessments previously made by Belgian and Norwegian tax authorities and the resolution of our ongoing income tax audits in Germany, we recognized a $10.4 million income tax benefit in 2006 related to the total reduction in our income tax contingency reserve.

Due to the favorable resolution of certain income tax audits related to our German and Belgian operations during 2006, we recognized a net $1.4 million income tax benefit related to adjustments of prior year income taxes.

During 2005, we reached an agreement in principle with the German tax authorities regarding their objection to the value assigned to certain intellectual property rights held by Kronos’ operating subsidiary in Germany. Under the agreement, the value assigned to such intellectual property for German income tax purposes was reduced retroactively, resulting in a reduction in the amount of Kronos’ net operating loss carryforwards in Germany as well as a future reduction in the amount of amortization expense attributable to such intellectual property. As a result, we recognized a $17.5 million non-cash deferred income tax expense in 2005 related to this agreement. The $19.1 million non-cash tax contingency adjustment income tax benefit in 2005 relates primarily to the withdrawal or reduction of tax assessments previously made by Belgian and Canadian tax authorities, as well as favorable developments with respect to certain U.S. income tax items.

Tax authorities are continuing to examine certain of our foreign tax returns and have or may propose tax deficiencies, including penalties and interest. We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We are required to recognize a deferred income tax liability with respect to the incremental U.S. taxes (federal and state) and foreign withholding taxes that we would incur when the undistributed earnings of our foreign subsidiaries are subsequently repatriated, unless we have determined that those undistributed earnings are permanently reinvested for the foreseeable future. We are also required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed. Prior to the third quarter of 2005, we had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of CompX’s foreign operations, as those earnings were subject to specific permanent reinvestment plans. As of September 30, 2005, and based primarily upon changes in CompX management’s strategic plans for certain of their foreign operations, we determined that the undistributed earnings of these subsidiaries could no longer be considered to be permanently reinvested, except for the pre-2005 earnings of our Taiwanese subsidiary. Accordingly, we recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries in 2005 when our reinvestment plans changed.

At December 31, 2003, we had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes. These carryforwards have no expiration date. Kronos generated these carryforwards principally during the 1990’s when we had a significantly higher level of outstanding debt than we currently have. At December 31, 2003, we had not recognized the benefit of these carryforwards for financial reporting purposes because we concluded they did not meet the more-likely-than-not recognition criteria. Therefore, we recognized a deferred income tax asset valuation allowance to completely offset the benefit of these carryforwards and Kronos’ other tax attributes in Germany. During 2004, and based on all available evidence, we concluded that the benefit of these carryforwards and other German tax attributes now met the more-likely-than-not recognition criteria and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. The aggregate amount of the valuation allowance related to Germany that we reversed during 2004 was $280.7 million.

During 2004, we reached an agreement with the IRS concerning the settlement of a tax assessment related to a restructuring transaction involving NL and EMS that we had previously undertaken. Under the agreement, we paid approximately $21 million, including interest, up front as a partial payment of the settlement amount during 2005, and we are required to recognize the remaining settlement amount in our taxable income over the 15-year period beginning in 2004. We had previously provided accruals to cover the estimated additional tax liability and related interest concerning this matter, and these accruals were higher than the amount of the settlement. As a result, we recognized a $17.4 million income tax benefit in 2004 as a result of the settlement. In addition, during 2004 we recognized a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which as a result of the settlement we concluded now met the more-likely-than-not recognition criteria.

At December 31, 2006, (i) Kronos had the equivalent of $701 million and $247 million of the net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date, (ii) CompX had $1.2 million of U.S. net operating loss carryforwards expiring in 2007 through 2017 and (iii) Valhi had $57 million of U.S. net operating loss carryforwards expiring in 2021 through 2026. At December 31, 2006, the U.S. net operating loss carryforwards of CompX are limited in utilization to approximately $400,000 per year. In addition, approximately $6 million of Valhi’s net operating loss carryforwards may only be used to offset taxable income of NL and are not available to offset future taxable income of other members of the Contran Tax Group.

Note 13 - Minority interest:

	December 31,
	2005	2006
	(As adjusted)
	(In thousands)

Minority interest in net assets:
NL Industries	$51,273	$55,954
Kronos Worldwide	28,347	22,285
CompX International	45,630	45,416
Subsidiary of Kronos	75	41

Total	$125,325	$123,696

	Years ended December 31,
	2004	2005	2006
	(As adjusted)
	(In thousands)

Minority interest in net earnings - continuing operations:
NL Industries	$24,959	$6,350	$4,416
Kronos Worldwide	19,711	4,911	4,058
CompX International	2,993	290	3,468
Subsidiary of NL	747	61	-
Subsidiary of Kronos	53	12	9

Total	$48,463	$11,624	$11,951

Subsidiary of NL. Minority interest in NL's subsidiary related to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings were based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 18. In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation. In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock. This amount may be subject to review by a third party. In June 2005, EMS set aside funds as payment for the shares of EMS, but as of December 31, 2006, the former minority shareholders have not tendered their shares. Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of December 31, 2006 and remains recognized as a current liability in our Consolidated Financial Statements. We have similarly classified the funds which have been set aside as a current asset.

Subsidiary of Kronos. Minority interest in Kronos’ subsidiary relates to Kronos’ majority-owned subsidiary in France, which conducts Kronos’ sales and marketing activities in that country.

Note 14 - Stockholders' equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In thousands)

Balance at December 31, 2003	134,027	(13,841)	120,186

Issued	25	-	25
Retired	(9,857)	9,857	-

Balance at December 31, 2004	124,195	(3,984)	120,211

Issued	65	-	65
Acquired	-	(3,512)	(3,512)
Retired	(3,512)	3,512	-

Balance at December 31, 2005	120,748	(3,984)	116,764

Issued	31	-	31
Acquired	-	(1,899)	(1,899)
Retired	(1,899)	1,899	-

Balance at December 31, 2006	118,880	(3,984)	114,896
The shares of Valhi common stock issued during the past three years consist of employee stock options exercises and stock awards issued annually to members of our board of directors.

Valhi share repurchases and cancellations. In 2005, our board of directors authorized the repurchase of up to 5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. In 2006, our board of directors authorized the repurchase of an additional 5.0 million shares. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. During 2005 and 2006, we purchased approximately 3.5 million and 1.9 million shares, respectively, of our common stock pursuant to this repurchase program in market or other transactions for an aggregate of $62.1 million and $43.8 million, respectively. See Note 17.

During 2004, 2005 and 2006, we cancelled 9.9 million, 3.5 million and 1.9 million of our treasury shares, respectively, and allocated their cost to common stock at par value, additional paid-in capital and retained earnings. These cancellations had no impact on our net shares outstanding for financial reporting purposes. Of the 9.9 million shares we cancelled in 2004, we held 8.9 million shares in treasury directly and one of our wholly-owned subsidiaries held the remaining 1 million shares. During 2004, our subsidiary distributed those 1 million shares to us prior to their cancellation. The 4.0 million shares of treasury stock we report for financial reporting purposes at December 31, 2005 and 2006 represents our proportional interest in 4.7 million Valhi shares held by NL. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Valhi stock options and restricted stock. We have an incentive stock option plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. We may issue up to 5 million shares of our common stock pursuant to this plan. We grant options at the fair market value on the date of grant. The options generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. If we grant restricted stock, it is generally forfeitable unless certain periods of employment are completed.

Our outstanding options at December 31, 2006 represent less than 1% of our outstanding shares and expire at various dates through 2013, with a weighted-average remaining term of 2.2 years. At December 31, 2006, all of our outstanding options to purchase 637,000 shares were exercisable at prices lower than the market price of our common stock at December 31, 2006 ($25.98 per share). At December 31, 2006, these options have an aggregate amount payable upon exercise of $6.8 million and an aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) of $9.7 million. At December 31, 2006, an additional 4.0 million shares were available for grant under the plan.

The following table sets forth changes in outstanding options during the past three years under all of our option plans in effect during such periods.

		Amount payable upon	Exercise price per	Weighted average exercise
	Shares	exercise	share	price
	(In thousands, except per share amounts)

Outstanding at December 31, 2003	1,093	$10,116	$5.48-$12.45	$9.26

Exercised	(20)	(177)	5.72- 12.00	8.85
Canceled	(198)	(1,231)	5.48- 12.45	6.22

Outstanding at December 31, 2004	875	8,708	6.38- 12.45	9.95

Exercised	(61)	(648)	6.38- 12.00	10.64

Outstanding at December 31, 2005	814	8,060	6.38- 12.45	9.90

Exercised	(29)	(311)	6.38- 12.06	10.61
Canceled	(148)	(942)	6.38	6.38

Outstanding at December 31, 2006	637	$6,807	$9.50-$12.45	$10.69

The intrinsic value of Valhi options exercised at the various dates of exercise aggregated approximately $135,000 in 2004, $535,000 in 2005 and $413,000 in 2006, and the related income tax benefit from such exercises was approximately $50,000 in 2004, $190,000 in 2005 and $145,000 in 2006.

Stock option plans of subsidiaries and affiliate. Certain of our subsidiaries and affiliates maintain plans which provide for the grant of options to purchase their common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of our subsidiaries and affiliate at December 31, 2006 are summarized below. There are no outstanding options to purchase Kronos common stock at December 31, 2006.

	Shares	Exercise price per share	Amount payable upon exercise
	(In thousands, except per share amounts)

NL Industries	106	$2.66 -$11.49	$1,027
CompX	437	10.00 - 20.00	8,170
TIMET	326	.97 - 7.33	1,381

Other. Prior to and within six months of Contran’s 2005 sale to us of the 2.0 million shares of our common stock described in Note 17, Contran purchased shares of our common stock in market transactions. In settlement of any alleged short-swing profit derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Contran remitted approximately $645,000 to us in 2005. We recorded this amount, net of $226,000 of related income taxes, as a capital contribution, increasing our additional paid-in capital.

Note 15 - Other income, net:

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Securities earnings:
Dividends and interest	$34,576	$57,843	$41,609
Securities transactions, net	2,113	20,259	668
Write-off of accrued interest	-	(21,638)	-

Total	36,689	56,464	42,277

Contract dispute settlement	6,289	-	-
Insurance recoveries	552	2,970	7,656
Currency transactions, net	(3,764)	5,163	(3,505)
Disposal of property and equipment, net	(855)	(1,555)	35,335
Other, net	5,333	4,947	8,208

Total	$44,244	$67,989	$89,971

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $23.8 million in 2004, $45.0 million in 2005 and $31.1 million in 2006, and interest income of $5.2 million in 2004 and $3.9 million in 2005 related to our loan to Snake River Sugar Company that was prepaid in October 2005. The $21.6 million write-off of accrued interest receivable in 2005 relates to accrued interest on the prior loan that we forgave and cancelled when Snake River agreed to prepay the loan in October 2005. Dividends and interest income also includes interest of $1.5 million in 2004 of interest on certain intercompany receivables of CompX related to its operations in The Netherlands. The related interest expense on such intercompany indebtedness is included as a component of discontinued operations. See Note 16.

Net securities transaction gains in 2005 relate primarily to (i) a $14.7 million pre-tax gain from NL’s sale of approximately 470,000 shares of Kronos common stock in market transactions for aggregate proceeds of $19.2 million and (ii) a $5.4 million pre-tax gain from Kronos’ sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventories with a value of $1.9 million.  Net securities transactions gains in 2004 includes a $2.2 million gain related to NL’s sale of shares of Kronos common stock in market transactions.

The contract dispute settlement relates to Kronos’ settlement with a customer. As part of the settlement, the customer agreed to make payments to us through 2007 aggregating $7.3 million. The $6.3 million gain represents the present value of the future payments to be paid by the customer to Kronos. Of such $7.3 million, $1.5 million was paid to Kronos in 2004 and $1.75 million was paid in each of 2005 and 2006, with the remaining $2.25 million is due in 2007. At December 31, 2006, the present value of the remaining amount due to be paid aggregated approximately $2.25 million and is included in current notes receivable.

Insurance recoveries in 2004, 2005 and 2006 relate to amounts NL has received from certain of its former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by NL.  We have an agreement with a former insurance carrier in which the carrier will reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2005 and 2006 include amounts we received from this carrier.  We are not able to determine how much we will ultimately recover from the carrier for past defense costs incurred because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2004, 2005 and 2006 also include amounts we received for prior legal defense and indemnity coverage for certain environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters. We recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

In 2006 we sold certain land we own in Henderson, Nevada for net proceeds of $37.9 million. We recognized a $36.4 million gain on the sale. The land was not used in any of our operations.

Note 16 - Discontinued operations:

Prior to December 2004, our Thomas Regout component products operations in Europe were classified as held for use. In December 2004, the CompX board of directors adopted a formal disposal plan which resulted in the reclassification of these operations to held for sale. We have classified the results of operations of Thomas Regout for all periods prior to the disposal as discontinued operations. We have not reclassified our Consolidated Statements of Cash Flows to separately present the cash flows of the assets disposed. When we adopted a formal disposal plan, we determined that the goodwill associated with the assets held for sale was partially impaired, based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). Accordingly, in the fourth quarter of 2004 we recognized a $6.5 million goodwill impairment charge to write-down our investment in the assets held for sale to their estimated net realizable value.

In January 2005, we completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. The net proceeds from the January 2005 sale of European Thomas Regout operations were approximately $864,000 less than we have previously estimated, primarily due to higher expenses associated with the sale. These additional expenses reflect a refinement of our previous estimate of the net realizable value of the assets sold and accordingly we recognized a further impairment of goodwill. As a result, discontinued operations in 2005 include a charge for the additional expenses ($272,000, net of income tax and minority interest).

In 2004, the Thomas Regout operations reported net sales of $41.7 million, an operating loss (including the $6.5 million goodwill impairment) of $3.5 million, interest expense of $1.5 million, an income tax benefit of $4.6 million and net income (net of minority interest in losses of $4.1 million) of $3.7 million. The interest expense represents interest on certain intercompany indebtedness with CompX, which indebtedness arose at the time of CompX’s acquisition of such operations prior to 2004 and corresponded to certain third-party indebtedness CompX incurred at the time such operations were acquired. The income tax benefit includes a $4.2 million income tax benefit associated with the U.S. capital loss realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by us is appropriate under GAAP in the fourth quarter of 2004 at the time such operations were classified as held for sale.

Note 17 - Related party transactions:

We may be deemed to be controlled by Mr. Harold C. Simmons. See Note 1. We and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units. These transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible we might be a party to one or more such transactions in the future.

From time to time, we will have loans and advances outstanding between us and various related parties, including Contran, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.

Prior to 2004, EMS entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1. During 2005, the family trust completely repaid the outstanding balance under this loan, and the facility was terminated. During 2004, we borrowed varying amounts from Contran, and during 2004 and 2005 we loaned varying amounts to Contran at a rate of prime less .5%. Interest income on all loans to related parties, including EMS’ loan to one of the Contran family trusts, was $645,000 in 2004, $572,000 in 2005. There was no such interest income in 2006. Interest expense on all loans from related parties (consisting solely of our loans from Contran) was $131,000 in 2004. There was no such interest expense in 2005 and 2006. Our loans to Contran were unsecured.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. The net ISA fees charged to us by Contran aggregated approximately $17.3 million in 2004, $20.0 million in 2005 and $23.7 million in 2006.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are our subsidiaries. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker to us. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect these relationships with Tall Pines and EWI will continue in 2007.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain insurance policies as a group, with the costs of the jointly-owned policies apportioned among the participating companies. With respect to some of these policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, we and Contran have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential of any uninsured loss.

Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally the other manufacturers located within the complex. BMI provides power transmission and sewer services on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for these utility services were $1.3 million in 2004, $1.4 million in 2005 and $2.3 million in 2006. TIMET also paid BMI an electrical facilities upgrade fee of $1.3 million in 2004, $800,000 in 2005 and 2006. This $800,000 annual fee is scheduled to terminate after January 2010.

In 2005, we purchased 2.0 million shares of our common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million, and in 2006 we purchased 1.0 million shares of our common stock, also at a discount to the then-current market price, from a subsidiary of Contran for $23.50 per share or an aggregate purchase price of $23.5 million. The independent members of our board of directors approved both of these purchases. During 2005, we also purchased 175,000 shares of our common stock for an aggregate of $3.1 million from The Simmons Family Foundation, a charitable organization of which Mr. Simmons is a trustee, based on the market price of Valhi common stock on the date of purchase. All of these shares were purchased under our stock repurchase program described in Note 14.

COAM Company is a partnership which has a sponsored research agreement with the University of Texas Southwestern Medical Center at Dallas to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 2006, we are a partner of COAM along with Contran and another Contran subsidiary. Mr. Harold C. Simmons is the manager of COAM. The Cancer Research Agreement, as amended through December 31, 2006, provides for funds of up to $51.6 million through 2015. Funding requirements pursuant to the Cancer Research Agreement is without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. We have not made contributions to COAM during the past three years, and we do not expect we will make any capital contributions to COAM in 2007.

We provide certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. We have also granted to The Amalgamated Sugar Company LLC a non-exclusive, royalty-free perpetual license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for payment of certain royalties to The Amalgamated Sugar Company LLC from future sales or licenses of the subsidiary’s technology to third parties. Research and development services charged to The Amalgamated Sugar Company LLC, included in other income, were $956,000 in 2004, $1.0 million in 2005 and $1.1 million in 2006. The Amalgamated Sugar Company LLC provides certain administrative services to us, and the cost of such services (based upon estimates of the time devoted by employees of the LLC to our affairs, and the compensation of such persons) is considered in the agreed-upon research and development services fee paid by the LLC to us and is not separately quantified.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2005	2006
	(In thousands)

Current receivables from affiliates:
Contran - income taxes, net	$33	$630
Other	1	200

Total	$34	$830

Current payables to affiliates:
Louisiana Pigment Company	$9,803	$11,732
Contran - trade items	3,940	5,482
Other	11	17

Total	$13,754	$17,231

Payables to Louisiana Pigment Company are primarily for the purchase of TiO2. Our purchases in the ordinary course of business from LPC are disclosed in Note 7.

Note 18 - Commitments and contingencies:

Lead pigment litigation - NL

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association, which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments against us been entered. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. We cannot reasonably estimate liability that may result, if any. We can not assure you that we will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If we were to incur any such future liability, it could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs. In a 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, the trial judge declared a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In 2005, the trial court dismissed both the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim against us without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment. Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that we and the two other defendants should be ordered to abate the public nuisance. Following the trial, the trial court dismissed the State’s claim for punitive damages. In February 2007, the court denied the defendants’ post-trial motions to dismiss, for a new trial and for judgment not withstanding the verdict. Additionally, the court set a hearing in March 2007 to enter a judgment and order. The court established a schedule over 60 days following entry of a judgment for briefing on the issue of the appointment of a special master to advise the court on, among other things, the extent nature and cost of any abatement remedy. The scope of the abatement remedy will be determined by the judge with the assistance of the special master who has not been selected yet. The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings. We intend to appeal any judgment that the trial court may enter against us.

The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against us. We believe there are a number of meritorious issues which can be appealed in this case; therefore we currently believe it is not probable that we will ultimately be found liable in this matter. In addition, we cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation. However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful. Therefore it is reasonably possible we could in the near term conclude that it is probable we have incurred some liability in this Rhode Island matter that would result in recognizing a loss contingency accrual. The potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. Various other cases in which we are a defendant are also pending in other jurisdictions, and new cases may continue to be filed against us, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. We cannot reasonably estimate the potential impact on our results of operations, financial condition or liquidity related to these matters.

Environmental matters and litigation

General - Our operations are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and foreign statutes, the resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Certain properties and facilities used in our former businesses, including divested primary and secondary lead smelters and former NL mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or used, by us, our subsidiaries or their predecessors, certain of which are on the U.S. EPA’s Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable. In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including:
•	complexity and differing interpretations of governmental regulations,
•	number of PRPs and their ability or willingness to fund such allocation of costs,
•	financial capabilities of the PRPs and the allocation of costs among them,
•	multiplicity of possible solutions; and
•	number of years of investigatory, remedial and monitoring activity required.

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by us to be required for such matters. In addition, with respect to the other PRPs and the fact that we may be jointly and severally liable for the total remediation cost at certain sites, we ultimately could be liable for amounts in excess of our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimate presently can be made. Further, we cannot assure you that additional environmental matters will not arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of remediation costs from other parties, if any, when their receipt is deemed probable. At December 31, 2006, we have not recognized any receivables for such matters.

We do not know and cannot estimate the exact time frame over which we will make payments with respect to accrued environmental costs. The timing of payments depends upon a number of factors including the timing of the actual remediation process which in turn depends on factors outside our control. At each balance sheet date, we estimate the amount of our accrued environmental costs which we expect to pay over the subsequent 12 months, and we classify this estimate as a current liability. We classify the remaining accrued environmental costs as a noncurrent liability.

Changes in our accrued environmental costs during the past three years are presented in the table below. The amount shown in the table below for payments against our accrued environmental costs in 2004 is net of a $1.5 million recovery of remediation costs previously expended by NL that was paid to us by other PRPs in 2004 pursuant to an agreement we entered into with the other PRPs.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Balance at the beginning of the year	$86,681	$76,766	$65,726
Additions charged to expense, net	2,477	5,703	4,015
Payments, net	(12,392)	(16,743)	(10,021)

Balance at the end of the year	$76,766	$65,726	$59,720

Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liability	$21,316	$16,565	$13,585
Noncurrent liability	55,450	49,161	46,135

Total	$76,766	$65,726	$59,720

NL - On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. At December 31, 2006, NL had accrued $51 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs for sites for which NL believes it is currently possible to estimate costs is approximately $75 million, including the amount currently accrued. NL has not discounted these estimates to present value.

At December 31, 2006, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether NL actually had any association with the site, or if NL had an association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing of when information would become available to us to allow us to estimate a range of loss is unknown and dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs that could be material to us if NL were ultimately found liable.

Tremont - Prior to 2004, Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont had entered into an agreement with Halliburton Energy Services, Inc., another PRP for this site that provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration with the first hearing now to be held in June 2007 to determine the final allocation of costs. On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking:

•	to recover response and remediation costs incurred at the site,
•	a declaration of the parties’ liability for response and remediation costs incurred at the site,
•	a declaration of the parties’ liability for response and remediation costs to be incurred in the future at the site; and
•	a declaration regarding the obligation of Tremont to indemnify Halliburton and DII for costs and expenses attributable to the site.

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site. Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site. Tremont subsequently also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the court recently agreed to stay the plaintiffs claims against Tremont and its subsidiaries, and denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific. Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation. Tremont has $3 million accrued at December 31, 2006 which represents the probable and reasonably estimable costs to be incurred through 2008 with respect to the interim remediation measures. Tremont currently expects it will be at least 2008 before the nature and extent of any final remediation measures for this site are known. Tremont has not accrued costs for any final remediation measures at this site because no reasonable estimate can currently be made of the cost of any final remediation measures.

TIMET - At December 31, 2006, TIMET had accrued approximately $2 million for environmental cleanup matters, principally related to their facility in Nevada. The upper end of the range of reasonably possible costs related to these matters, including the current accrual, is approximately $4 million.

Other -  We have also accrued approximately $6 million at December 31, 2006 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

Other litigation

NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by some of their former operations containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases remain pending, involving a total of approximately 10,400 plaintiffs and their spouses. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

• facts concerning our historical operations,
• the rate of new claims,
• the number of claims from which we have been dismissed; and
• our prior experience in the defense of these matters.

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

In April 2006, we were served with a complaint in Murphy, et al. v. NL Industries, Inc., et al. (United States District Court, District of New Jersey, Case No. 2:06-cv-01535-WHW-SDW). The plaintiffs, three former minority shareholders of EMS, seek damages related to their equity investment in EMS. The defendants named in the complaint are Contran, Valhi, NL, EMS and certain current or former of our officers or directors and certain current or former officers or directors of EMS. EMS was formed in 1998 as a majority-owned environmental management subsidiary that contractually assumed certain of our environmental liabilities. In June 2005, EMS received notices from the three minority shareholders indicating that they were exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock. In June 2005 EMS set aside funds as payment for the shares of EMS. As of December 31, 2006, however, the shareholders had not tendered their shares or received any of such funds. The plaintiffs claim that, in preparing the valuation of the plaintiffs’ preferred shares for purchase by EMS, defendants engaged in a pattern of racketeering activity and a conspiracy in violation of United States and New Jersey laws. In addition, the plaintiffs allege that defendants have committed minority shareholder oppression, fraud, breach of fiduciary duty, civil conspiracy, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, breach of contract and tortuous interference with economic relations under New Jersey laws. In July 2006, defendants filed motions to disqualify plaintiffs’ counsel, compel arbitration, transfer venue to the Northern District of Texas, to dismiss the claims against the individual defendants for lack of personal jurisdiction and to dismiss the complaint.

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

Insurance coverage claims

We are involved in various legal proceedings with certain of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment lawsuits. The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

We have an agreement with a former insurance carrier pursuant to which the carrier reimburses us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we ultimately will recover from the carrier for past defense costs incurred by us, because the carrier has certain discretion regarding which past defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers. We do not expect further material settlements relating to environmental remediation coverage.

New York cases - In October 2005 we were served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff’s predecessor with respect to certain lead pigment lawsuits filed against us. In March 2006, the trial court denied our motion to dismiss. In April 2006, we filed a notice of appeal of the trial court’s ruling.

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of ours, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by plaintiff with respect to certain lead pigment lawsuits. In April 2006, the trial court denied our motion to dismiss. In October 2006, we filed a notice of appeal of the trial court’s ruling.

Texas cases - In November 2005, we filed an action against OneBeacon and certain other insurance companies, which also issued insurance policies to us in the past, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347). In this action, we are asserting that OneBeacon breached its contractual obligations to us under its insurance policies and are also seeking a declaratory judgment as to OneBeacon’s and the other insurance companies’ rights and obligations pursuant to the policies issued to us in connection with certain lead pigment actions. In January 2007, the parties filed a stipulation with the court in which we agreed that the claims in this action would be added to NL Industries, Inc. v. American Re Insurance Company, et al (described below).

In April 2006, we filed a comprehensive action against all of the insurance companies which issued policies to us that potentially could provide insurance for lead pigment actions and/or asbestos actions asserted against us, captioned NL Industries, Inc. v. American Re Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E). In this action, we assert that defendants have breached their obligations to us under such insurance policies with respect to lead pigment and asbestos claims, and we seek a declaration as to the rights and obligations of each insurance company with respect to such claims. In October 2006, the court stayed this proceeding pending outcome of the appeal in the New York action captioned OneBeacon American Insurance Company v. NL Industries, Inc., et. al. (described above).

In September 2006, we filed a declaratory judgment action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-13934-A) seeking interpretation of a Stand-Still Agreement, which is governed by Texas law. In December 2006, this case was consolidated into NL Industries, Inc. v. American Re Insurance Company, et al (described above).

Other matters

Concentrations of credit risk. Sales of TiO2 accounted for approximately 90% of our Chemicals sales during the past three years. TiO2 is generally sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers and the ten largest customers accounted for about one-fourth of chemicals sales. In each of the past three years, approximately one-half of our TiO2 sales volumes were to Europe with about 40% attributable to North America.

We sell our Component Products primarily to original equipment manufacturers in North America. In 2006, the ten largest customers accounted for approximately 38% of component products sales. No single customer accounted for more than 10% of such sales in 2006.

The majority of our Titanium Metals sales are to customers in the aerospace industry, including airframe and engine manufacturers. TIMET's ten largest customers accounted for about 49% in 2006.

At December 31, 2006, consolidated cash, cash equivalents and restricted cash includes $33.8 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2005 - $56.0 million), substantially all of which were held in trust for the Company by a single U.S. bank. At December 31, 2006, consolidated cash, cash equivalents and restricted cash includes approximately $79 million on deposit at a single U.S. bank (2005 - $128 million).

Operating leases. Our principal Chemicals Segment operating subsidiary in Germany, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. We own the Leverkusen facility itself, which represents approximately one-third of our current TiO2 production capacity. This facility is located within Bayer’s extensive manufacturing complex. We periodically establish the rent for the land lease associated with our Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for the land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us. Any change in the rent based on negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both of us, as any such change in the rent is accounted for as “contingent rentals” under GAAP. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary for us to operate our Leverkusen facility.

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Rent expense related to continuing operations approximated $12 million in each of 2004, 2005 and 2006. At December 31, 2006, our future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In thousands)

2007	$7,891
2008	6,236
2009	4,165
2010	3,141
2011	1,541
2012 and thereafter	20,218

Total(1)	$43,192

(1)Approximately $22 million relates to the Leverkusen facility lease. The minimum commitment amounts for the lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2006.

Long-term contracts. We have long-term supply contracts that provide for our TiO2 feedstock requirements through 2010. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $776 million at December 31, 2006.

Income taxes. Contran and us have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Note 19 - Recent accounting pronouncements:

Inventory Costs - Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

Stock Options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to any new equity compensation granted after January 1, 2006. The number of non-vested equity awards issued by us and our subsidiaries as of December 31, 2005 was not material, and therefore the effect of adopting the fair value provisions of SFAS No. 123R was not material. NL accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded net compensation cost for stock-based employee compensation of approximately $3.4 million in 2004, and we recorded net compensation income for stock-based employee compensation of approximately $1.1 million in 2005 and $.4 million in 2006.

Planned Major Maintenance Activities - In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Under FSP No. AUG AIR-1, accruing in advance for major maintenance is no longer permitted. Upon adoption of this standard, companies that previously accrued in advance for major maintenance activities are required to retroactively restate their financial statements to reflect a permitted method of expense for all periods presented. In the past our Chemicals Segment accrued in advance for planned major maintenance. We adopted this standard effective December 31, 2006. Accordingly, we have retroactively restated our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance (a method permitted under this standard). The effect of adopting this standard on our previously-reported Consolidated Financial Statements is summarized in the tables bellow.

	December 31,
	2003	2004	2005
	(In thousands)

Decrease in accrued maintenance costs	$4,272	$3,421	$3,898
Increase in current deferred income tax liability	1,445	1,180	1,342
Increase in noncurrent deferred income tax liability	431	394	540
Increase in minority interest in net assets of subsidiaries	283	423	276
Increase in retained earnings	1,681	867	1,270
Increase in accumulated other comprehensive income - foreign currency	432	557	470
Increase in total stockholders’ equity	2,113	1,424	1,740

	Years ended December 31,
	2004	2005
	(In thousands, except per share amounts)

Increase (decrease) in:
Maintenance expense included in cost of sales	$1,120	$(709)
Provision for income taxes	(426)	438
Minority interest in after tax earnings	120	(132)
Net income	(814)	403
Net income per diluted share	$(.01)	$.01

Other comprehensive income - foreign currency	$125	$(87)
Total comprehensive income (loss)	(689)	316

Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax and minority interest, as of December 31, 2006. We will recognize all future changes in the funded status of these plans through comprehensive income, net of tax and minority interest. These future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.  In addition, we currently use September 30 as a measurement date for certain of our pension and postretirement benefit plans, but under this standard we will be required to use December 31 as the measurement date for all of our plans. The measurement date requirement of SFAF No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select. See Note 11 for the effect the adoption had on our Consolidated Financial Statements.

Quantifying Financial Statement Misstatements - In the third quarter of 2006 the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing their views regarding the process of quantifying financial statement misstatements.  The SAB is effective for us as of December 31, 2006.  According to SAB 108 both the “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality.  This is referred to as the “dual approach.”  For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach.  The adoption of SAB 108 did not have a material effect on our previously-reported consolidated financial position or results of operations.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2007. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008, although we may apply the provisions earlier on January 1, 2007 if, among other things, we also adopt SFAS No. 157 on January 1, 2007 and elect to adopt SFAS No. 159 by April 30, 2007.  We have not yet determined when we will choose to have SFAS No. 159 first become effective for us, nor have we determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard.  Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN No. 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefit~~s~~ of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.   FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  Our current income tax accounting policies comply with this aspect of the new standard.  We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. In January 2007, the FASB indicated that they will issue clarifying guidance regarding certain aspects of the new standard by the end of March 2007. We are still in the process of evaluating the impact FIN 48 will have on our consolidated financial position and results of operations, and do not expect we will complete that evaluation until the FASB issues their clarifying guidance.

Note 20 - Financial instruments:

	December 31,
	2005		2006
	Carrying amount	Fair value	Carrying amount	Fair value
	(As adjusted)
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$281.4	$281.4	$198.7	$198.7

Marketable securities:
Current	$11.8	$11.8	$12.6	$12.6
Noncurrent	258.7	258.7	259.0	259.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$449.3	$463.6	$525.0	$512.5
Snake River Sugar Company loans	250.0	250.0	250.0	250.0
Other fixed-rate debt	2.0	2.0	.3	.3
Variable rate debt	11.5	11.5	6.5	6.5

Minority interest in:
NL common stock	$51.3	$115.7	$56.0	$84.8
Kronos common stock	28.3	97.7	22.3	79.5
CompX common stock	45.6	74.1	45.4	91.0

Valhi common stockholders' equity	$797.3	$2,160.1	$866.8	$2,985.0

The fair value of our publicly-traded marketable securities and debt, minority interest in NL Industries, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices at each balance sheet date. The estimated fair value of our investment in The Amalgamated Sugar Company LLC is $250 million (the redemption price of our investment in the LLC). The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 4 and 9.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. These contracts generally relate to our Chemicals and Component Products operations. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. We had no forward contracts outstanding at December 31, 2006. At December 31, 2005, we held a series of contracts, which mature at various dates through March 31, 2006, to exchange an aggregate of U.S. $14.0 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.16 to Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.16 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at December 31, 2005 was not material.

Note 21 - Earnings per share:

Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options as well as the dilutive effect, if any, of diluted earnings per share reported by Kronos, NL, CompX or TIMET.

	Years ended December 31,
	2004	2005	2006

Basic EPS computation:

Numerator -
Income from continuing operations	$225,445	$82,126	$141,682

Denominator -
Average common shares	120,197	118,155	116,110

Basic EPS from continuing operations	$1.88	$.69	$1.22

Diluted EPS computation:

Numerator:
Income from continuing operations	$225,445	$82,126	$141,682
Net effect of diluted earnings per share of TIMET(1)	-	-	(2,292)

Income for diluted earnings per share	$225,445	$82,126	$139,390

Denominator:
Weighted average common shares - basic	120,197	118,155	116,110
Stock option conversion(1)	243	364	376

Weighted average common shares - diluted	120,440	118,519	116,486

Diluted EPS from continuing operations	$1.87	$.69	$1.20

(1)	The dilutive effect of dilutive earnings per share for Kronos, NL and CompX in 2004, 2005 and 2006 and for TIMET in 2004 and 2005 was not significant.
(2)	Stock option conversion excludes anti-dilutive shares of 61,000 during 2004.

Note 22 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(As Adjusted)
	(In millions, except per share data)

Year ended December 31, 2005

Net sales	$341.2	$359.5	$342.2	$349.9
Gross margin	90.7	98.9	82.5	78.6
Operating income	46.4	55.7	37.9	32.8

Income from continuing operations	$25.7	$27.9	$13.5	$14.8
Discontinued operations	(.3)	-	-	-

Net income	$25.4	$27.9	$13.5	$14.8

Per basic share:
Continuing operations	$.21	$.24	$.11	$.13
Discontinued operations	-	-	-	-

Net income	$.21	$.24	$.11	$.13

Year ended December 31, 2006

Net sales	$354.3	$399.6	$383.1	$344.4
Gross margin	82.7	90.0	84.7	84.6
Operating income	35.7	37.8	36.8	38.9

Income from continuing operations(1)	$23.4	$17.8	$20.1	$80.4
Discontinued operations	-	(.1)	-	.1

Net income	$23.4	$17.7	$20.1	$80.5

Per basic share:
Continuing operations	$.20	$.15	$.17	$.70
Discontinued operations	-	-	-	-

Net income	$.20	$.15	$.17	$.70

(1) We recognized the following amounts during the fourth quarter of 2006:
•	an after-tax gain of $23.6 million, or $.20 per diluted share, related to the sale of certain land in Nevada;
•	an income tax benefit of $17.8 million, or $.15 per diluted share, net of minority interest related the favorable development with certain income tax audits of Kronos; and
•	after-tax income of $10.2 million, or $.09 per diluted share, related to our pro-rata share of a gain recognized by TIMET on its sale of a business investment.

See Notes 12 and 15.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

As discussed in Note 19, effective December 31, 2006 we retroactively restated our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance in accordance with FSP No. AUG AIR-1). The adoption of the FSP had the following effect on our previously reported resuls of operations for the periods indicated:

	Increase (decrease)
	Gross margin and operating income		Net income		Net income per basis share
	2005	2006	2005	2006	2005	2006
	(In millions)

Quarter ended:

March 31	$1.5	$1.0	$.6	$.5	$-	$-
June 30	(.7)	(1.1)	(.3)	(.5)	-	(.01)
September 30.3		.9	.1	.4	-	-
December 31	(.4)	-	-	-	-	-

Total	$.7	$.8	$.4	$.4	$-	$(.01)

Note 23 - Subsequent Events:

On February 28, 2007, our board of directors declared a special dividend in the form of all of the TIMET common stock we own.  The special dividend is payable on March 26, 2007 to our stockholders of record as of March 12, 2007.  After the dividend is complete the only ownership interest we will have in TIMET will be a nominal amount through our subsidiary NL. For financial reporting purposes, we will record the special dividend by reducing our stockholders’ equity by the carrying value of our investment in TIMET, net of related deferred income taxes, as of the distribution date.

When we pay the special dividend, we will incur an income tax liability based on the excess of the market value of the shares of TIMET on the date of distribution over our income tax basis in the shares of TIMET distributed.  Because we are a member of the Contran Tax Group, as discussed in Note 1, we will owe this income tax liability to Contran.  To the extent this income tax liability relates to TIMET shares distributed to other members of the Contran Tax Group, this income tax will not be payable by Contran to the applicable tax authority.  Such income tax liability would become payable by Contran to the applicable tax authoirty when the TIMET shares distributed are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us and Contran.

In order to settle our income tax obligation to Contran, we and Contran have agreed that concurrent with the payment of the special dividend, we will issue to Contran 5,000 shares of a newly established 6% Series A Preferred Stock that will have an aggregate liquidation preference equal to the actual income tax obligation we incur from the special dividend.  Among other terms, the Series A preferred stock will contain no call or redemption features.  Upon issuance the Series A Preferred Stock will become part of our stockholders’ equity.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In thousands)

	December 31,
	2005	2006
	(As Adjusted)

Current assets:
Cash and cash equivalents	$119,763	$67,344
Restricted cash equivalents	325	250
Accounts and notes receivable	6,241	816
Receivables from subsidiaries and affiliates:
Income taxes, net	-	1,760
Other	2,281	3,025
Deferred income taxes	633	1,672
Other	233	239

Total current assets	129,476	75,106

Other assets:
Marketable securities - Investment in The Amalgamated Sugar Company LLC	250,000	250,000
Restricted cash equivalents	382	409
Investment in and advances to subsidiaries and affiliate	958,131	1,102,704
Other assets	210	173
Property and equipment, net	1,705	947

Total other assets	1,210,428	1,354,233

Total assets	$1,339,904	$1,429,339

Current liabilities:
Payables to subsidiaries and affiliates:
Income taxes, net	$2,351	$-
Other	16	-
Accounts payable and accrued liabilities	3,321	3,157
Income taxes	66	-

Total current liabilities	5,754	3,157

Noncurrent liabilities:
Long-term debt - Snake River Sugar Company	250,000	250,000
Deferred income taxes	285,322	308,658
Other	1,495	745

Total noncurrent liabilities	536,817	559,403

Stockholders' equity	797,333	866,779

Total liabilities and stockholders’ equity	$1,339,904	$1,429,339

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Income

(In thousands)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Revenues and other income:
Interest and dividend income	$32,438	$52,351	$35,972
Write-off of accrued interest on loan to Snake River Sugar Company	-	(21,638)	-
Equity in earnings of subsidiaries and affiliates	304,715	88,798	151,590
Other, net	3,306	2,286	3,876

Total revenues and other income	340,459	121,797	191,438

Costs and expenses:
General and administrative	9,302	8,424	7,889
Interest	25,202	24,116	24,086

Total costs and expenses	34,504	32,540	31,975

Income before income taxes	305,955	89,257	159,463

Provision for income taxes	80,510	7,131	17,781

Income from continuing operations	225,445	82,126	141,682

Discontinued operations	3,732	(272)	-

Net income	$229,177	$81,854	$141,682

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)

Cash flows from operating activities:
Net income	$229,177	$81,854	$141,682
Write-off of accrued interest receivable	-	21,638	-
Deferred income taxes	75,435	10,895	20,694
Equity in earnings of subsidiaries and affiliate:
Continuing operations	(304,715)	(88,798)	(151,590)
Discontinued operations	(3,732)	272	-
Dividends from subsidiaries and affiliates	37,209	58,639	87,004
Other, net	683	(273)	(734)
Net change in assets and liabilities	(9,264)	17,199	(484)

Net cash provided by operating activities	24,793	101,426	96,572

Cash flows from investing activities:
Purchases of:
Kronos common stock	(17,057)	(7,039)	(25,430)
TIMET common stock	-	(17,972)	(18,699)
NL common stock	-	-	(364)
Loans to subsidiaries and affiliates:
Loans	(32,328)	(35,416)	(12,946)
Collections	178,227	18,137	800
Investment in other subsidiary	-	(2,937)	(2,401)
Collection of loan to Snake River Sugar Company	-	80,000	-
Change in restricted cash equivalents, net	44	57	48
Other, net	(558)	(42)	1,466

Net cash provided by (used in) investing activities	128,328	34,788	(57,526)

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows (Continued)

(In thousands)

	Years ended December 31,
	2004	2005	2006

Cash flows from financing activities:
Indebtedness:
Borrowings	$53,000	$5,000	$-
Principal payments	(58,000)	(5,000)	-
Loans from affiliates:
Loans	30,529	-	-
Repayments	(54,154)	-	-
Dividends	(29,804)	(48,805)	(47,981)
Treasury stock acquired	-	(62,060)	(43,794)
Other, net	(424)	77	310

Net cash used by financing activities	(58,853)	(110,788)	(91,465)

Cash and cash equivalents:
Net increase (decrease)	94,268	25,426	(52,419)
Valmont Insurance Company	(5,374)	-	-
Balance at beginning of year	5,443	94,337	119,763

Balance at end of year	$94,337	$119,763	$67,344

Supplemental disclosures - cash paid (received) for:
Interest	$25,116	$23,342	$24,702
Income taxes, net	(2,134)	(8,023)	1,287

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

Note 1 - Basis of presentation:

We have prepared the accompanying Financial Statements on a “Parent Company” basis. This means that our investments in the common stock or membership interest of our majority and wholly owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., Tremont LLC, Valcor, Inc. and Waste Control Specialists LLC, are presented on the equity method of accounting. Our Consolidated Financial Statements and the Notes thereto, which include the financial position, results of operations and cash flows of these subsidiaries, are incorporated by reference into these Parent Company Financial Statements. As we have discussed in the Notes to our Consolidated Financial Statements, we have retroactively adjusted our Consolidated Financial Statements due to a change in accounting principle adopted by Kronos.

Note 2 - Investment in and advances to subsidiaries and affiliate:

	December 31,
	2005	2006
	(In thousands)
	(As Adjusted)

Investment in:
NL Industries (NYSE: NL)	$293,044	$300,017
Kronos Worldwide, Inc. (NYSE: KRO)	484,755	528,382
Tremont LLC	126,025	179,610
Valcor and subsidiary	(8,864)	2,200
Waste Control Specialists LLC	34,345	36,312
TIMET (NYSE: TIE) common stock	24,059	51,416
TIMET preferred stock	183	183
Total	953,547	1,098,120

Noncurrent loans to Waste Control Specialists LLC	4,584	4,584

Total	$958,131	$1,102,704

In December 2004, Valmont Insurance Company, one of our subsidiaries, merged into Tall Pines Insurance Company, a subsidiary of Tremont, with Tall Pines surviving the merger. We previously included Valmont as part of our Parent Company Financial Statements. At the date of merger, Valmont’s cash and cash equivalents was approximately $5.4 million, and such amount is shown as a reconciling item on the accompanying Condensed Statements of Cash Flows.

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)
	(In thousands)

Equity in earnings of subsidiaries and affiliate from continuing operations

NL Industries	$123,612	$23,177	$22,676
Kronos Worldwide	99,489	34,278	43,382
Tremont LLC	88,035	40,576	86,426
Valcor	5,399	-	1,385
Waste Control Specialists LLC	(12,379)	(13,358)	(10,342)
TIMET	559	4,125	8,063

Total	$304,715	$88,798	$151,590

Cash dividends from subsidiaries

NL Industries	$-	$30,264	$20,181
Kronos Worldwide	17,586	27,887	28,955
Tremont LLC	19,623	488	37,868
Valcor	-	-	-
Waste Control Specialists LLC	-	-	-

Total	$37,209	$58,639	$87,004

Equity in earnings of discontinued operations relates to CompX’s operations in The Netherlands.

Note 5 - Long-term debt:

Our $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by our interest in The Amalgamated Sugar Company LLC and are due in January 2027. At December 31, 2006, $37.5 million of such loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.

At December 31, 2006, we have a $100 million revolving bank credit facility which matures in October 2007, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 15 million shares of Kronos common stock we own. The agreement limits our ability to pay dividends and incur additional indebtedness and contains other provisions customary in lending transactions of this type. In the event of a change of control of us, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount we may borrow under the facility is limited to one-third of the aggregate market value of the shares of Kronos common stock we have pledged. Based on Kronos’ December 31, 2006 quoted market price of $32.56 per share, the shares of Kronos common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. At December 31, 2006, we would have become limited to borrowing less than the full $100 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, if the quoted market price of Kronos’ common stock was less than $20 per share. At December 31, 2006, we haven’t borrowed any amounts under the facility, we had issued $1.7 million of letters of credit under the facility and we could borrow up to $98.3 million under the facility.

Note 6 - Income taxes:

The Amalgamated Sugar Company LLC is treated as a partnership for federal income tax purposes. Valhi Parent Company’s provision for income taxes (benefit) includes a tax provision (benefit) attributable to Valhi’s equity in earnings (losses) of Waste Control Specialists, as recognition of such income tax (benefit) is not appropriate at the Waste Control Specialist level.

	Years ended December 31,
	2004	2005	2006
	(As Adjusted)
	(In thousands)

Components of provision for income taxes (benefit):
Currently payable (refundable)	$5,075	$(3,764)	$(2,913)
Deferred income taxes	75,435	10,895	20,694

Total	$80,510	$7,131	$17,781

Cash paid (received) for income taxes, net:
Received from subsidiaries	$(2,174)	$(9,030)	$(85)
Paid to Contran	-	503	1,237
Paid to tax authorities	40	504	135

Total	$(2,134)	$(8,023)	$1,287

	December 31,
	2005	2006
	(In thousands)
	(As Adjusted)

Components of the net deferred tax asset (liability) -
tax effect of temporary differences related to:
Investment in:
The Amalgamated Sugar Company LLC	$(102,945)	$(123,230)
Kronos Worldwide	(184,994)	(200,236)
Reduction of deferred income tax assets of subsidiaries that are members of the Contran Tax Group - separate company U.S. net operating loss carryforwards and other tax attributes that do not exist at the Valhi level	(8,283)	-
Federal and state loss carryforwards and other income tax attributes	18,648	26,017
Accrued liabilities and other deductible differences	2,836	3,158
Other taxable differences	(9,951)	(12,695)

Total	$(284,689)	$(306,986)

Current deferred tax asset	$633	$1,672
Noncurrent deferred tax liability	(285,322)	(308,658)

Total	$(284,689)	$(306,986)