Form 10-Q
period 2007-03-31
VALHI INC /DE/
filed 2007-05-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of the Registrant's common stock outstanding on April 30, 2007: 114,156,078.

VALHI, INC. AND SUBSIDIARIES

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2006	March 31, 2007
		(unaudited)

Current assets:
Cash and cash equivalents	$189.2	$172.2
Restricted cash equivalents	9.1	5.8
Marketable securities	12.6	9.5
Accounts and other receivables, net	231.0	267.8
Inventories, net	309.0	327.8
Prepaid expenses and other	17.9	18.4
Deferred income taxes	10.6	10.4

Total current assets	779.4	811.9

Other assets:
Marketable securities	259.0	340.7
Investment in affiliates	396.7	130.9
Pension asset	40.1	42.8
Goodwill	385.2	385.2
Other intangible assets	3.9	3.7
Deferred income taxes	264.4	279.9
Other assets	64.7	59.5

Total other assets	1,414.0	1,242.7

Property and equipment:
Land	42.1	42.3
Buildings	242.2	248.6
Equipment	928.4	931.4
Mining properties	30.7	31.7
Construction in progress	20.6	25.1
	1,264.0	1,279.1
Less accumulated depreciation	652.7	672.2

Net property and equipment	611.3	606.9

Total assets	$2,804.7	$2,661.5

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	March 31, 2007
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$1.2	$1.2
Accounts payable and accrued liabilities	238.7	240.5
Income taxes	11.1	15.8
Deferred income taxes	2.2	1.5

Total current liabilities	253.2	259.0

Noncurrent liabilities:
Long-term debt	785.3	814.8
Accrued pension costs	188.7	187.7
Accrued OPEB costs	33.6	33.8
Accrued environmental costs	46.1	46.4
Deferred income taxes	479.2	423.8
Other liabilities	28.1	84.7

Total noncurrent liabilities	1,561.0	1,591.2

Minority interest	123.7	126.5

Stockholders' equity:
Preferred stock	-	667.3
Common stock	1.2	1.2
Additional paid-in capital	107.4	51.3
Retained earnings	839.2	-
Accumulated other comprehensive income (loss)	(43.1)	2.9
Treasury stock	(37.9)	(37.9)

Total stockholders' equity	866.8	684.8

Total liabilities, minority interest and stockholders’ equity	$2,804.7	$2,661.5

Commitments and contingencies (Notes 11 and 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended March 31,
	2006	2007
	(as adjusted)
	(unaudited)

Revenues and other income:
Net sales	$354.3	$359.0
Other, net	12.9	12.4
Equity in earnings of:
Titanium Metals Corporation ("TIMET")	22.1	26.9
Other	(1.7)	(.5)

Total revenues and other income	387.6	397.8

Costs and expenses:
Cost of sales	271.6	278.9
Selling, general and administrative	54.1	54.9
Interest	16.8	15.6

Total costs and expenses	342.5	349.4

Income before income taxes	45.1	48.4

Provision for income taxes	19.1	19.8

Minority interest in after-tax earnings	2.6	2.5

Net income	$23.4	$26.1

Net income per share:
Basic	$.20	$.23
Diluted	$.20	$.22

Cash dividends per share	$.10	$.10

Weighted average shares outstanding:
Basic	116.7	114.9
Outstanding stock options impact	.3	.3

Diluted	117.0	115.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from operating activities:
Net income	$23.4	$26.1
Depreciation and amortization	18.1	16.1
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(2.7)	(3.7)
Other postretirement benefit (expense)	(.9)	.1
Deferred income taxes	12.9	9.1
Minority interest	2.6	2.5
Other, net	.9	1.8
Equity in:
TIMET	(22.1)	(26.9)
Other	1.7	.5
Net distributions from (contributions to) manufacturing joint venture	(2.7)	1.0
Change in assets and liabilities:
Accounts and other receivables, net	(40.7)	(38.0)
Inventories, net	8.9	(18.2)
Accounts payable and accrued liabilities	(14.1)	(.4)
Accounts with affiliates	.1	1.3
Income taxes	(.3)	4.6
Other, net	.5	.8

Net cash used in operating activities	(14.4)	(23.3)

Cash flows from investing activities:
Capital expenditures	(6.8)	(6.7)
Capitalized permit costs	(2.2)	(3.0)
Purchases of:
Kronos common stock	(22.4)	-
CompX common stock	(.4)	-
TIMET common stock	-	(.7)
Marketable securities	(12.9)	(10.7)
Proceeds from disposal of marketable securities	12.4	13.9
Change in restricted cash equivalents, net	1.0	3.2
Other, net	.5	.1

Net cash used in investing activities	(30.8)	(3.9)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$72.6	$92.2
Principal payments	(51.5)	(67.8)
Deferred financing costs paid	(.1)	-
Dividends paid	(12.1)	(11.4)
Distributions to minority interest	(2.2)	(2.2)
Treasury stock acquired	(4.9)	(2.0)
Issuance of common stock and other	-	1.0

Net cash provided by financing activities	1.8	9.8

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(43.4)	(17.4)
Currency translation	.8	.4
Cash and equivalents at beginning of period	275.0	189.2

Cash and equivalents at end of period	$232.4	$172.2

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$7.1	$6.7
Income taxes, net	6.7	5.3

Non-cash financing activities:
Dividend of TIMET common stock	$-	$899.3
Issuance of preferred stock in settlement of tax obligation	-	667.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2007

(In millions)

					Accumulated
			Additional		other		Total
	Common stock	Preferred stock	paid-in capital	Retained earnings	comprehensive income (loss)	Treasury stock	stockholders’ equity	Comprehensive income
	(unaudited)

Balance at December 31, 2006	$1.2	$-	$107.4	$839.2	$(43.1)	$(37.9)	$866.8

Net income	-	-	-	26.1	-	-	26.1	$26.1

Dividends	-	-	-	(11.4)	-	-	(11.4)	-

Dividend of TIMET common stock	-	-	(56.9)	(850.4)	8.0	-	(899.3)	8.0

Change in accounting - FIN No. 48	-	-	-	(1.6)	-	-	(1.6)	-

Issuance of preferred stock	-	667.3	-	-	-	-	667.3	-

Other comprehensive income, net	-	-	-	-	38.0	-	38.0	38.0

Treasury stock:
Acquired	-	-	-	-	-	(2.0)	(2.0)	-
Retired	-	-	(.1)	(1.9)	-	2.0	-	-

Other, net	-	-	.9	-	-	-	.9	-

Balance at March 31, 2007	$1.2	$667.3	$51.3	$-	$2.9	$(37.9)	$684.8

Comprehensive income								$72.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which directly or through its subsidiaries owns approximately 92% of our outstanding common stock at March 31, 2007. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation - Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). Prior to March 26, 2007 we were the largest shareholder of Titanium Metals Corporation (“TIMET”), although we owned less than a majority interest and therefore we accounted for our investment by the equity method. See Note 5. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC on March 13, 2007 (the “2006 Annual Report”), except as disclosed in Note 14. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries, taken as a whole.

Note 2 - Business segment information:

Business segment	Entity	% owned at March 31, 2007

Chemicals	Kronos Worldwide, Inc.	95%
Component products	CompX International Inc.	70%
Waste management	Waste Control Specialists LLC	100%
Titanium metals	TIMET	less than 1%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL. We own 83% of NL.

Our ownership of CompX is primarily through CompX Group, Inc, a majority-owned subsidiary of NL. NL owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group’s sole asset is 82% of the outstanding common stock of CompX. NL also owns an additional 2% of CompX directly.

Prior to March 26, 2007, we owned 35% of TIMET directly and through a wholly-owned subsidiary. On March 26, 2007 we completed a special dividend of all of the TIMET stock we owned. As a result we now own less than 1% of the TIMET shares outstanding. We accounted for our ownership of TIMET by the equity method through the date of the special dividend. See Note 5. TIMET owns an additional 3% of CompX, .5% of NL and less than .1% of Kronos. Because we do not consolidate TIMET, the shares of CompX Group, CompX, NL and Kronos held by TIMET are not considered as owned by us for financial reporting purposes.

	Three months ended March 31,
	2006	2007
	(as adjusted)
	(In millions)

Net sales:
Chemicals	$304.3	$314.0
Component products	47.0	43.5
Waste management	3.0	1.5

Total net sales	$354.3	$359.0

Cost of sales:
Chemicals	$232.1	$244.4
Component products	35.4	31.4
Waste management	4.1	3.1

Total net sales	$271.6	$278.9

Gross margin:
Chemicals	$72.2	$69.6
Component products	11.6	12.1
Waste management	(1.1)	(1.6)

Total gross margin	$82.7	$80.1

Operating income (loss):
Chemicals	$33.2	$30.3
Component products	5.1	5.6
Waste management	(2.6)	(3.0)

Total operating income	35.7	32.9

Equity in:
TIMET	22.1	26.9
Other	(1.7)	(.5)

General corporate items:
Interest and dividend income	9.8	7.9
Securities transaction gains, net	.2	.3
Insurance recoveries	2.2	2.5
General expenses, net	(6.4)	(6.0)
Interest expense	(16.8)	(15.6)

Income before income taxes	$45.1	$48.4

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.

Note 3 - Accounts and other receivables, net:

	December 31, 2006	March 31, 2007
	(In millions)

Accounts receivable	$228.0	$265.7
Notes receivable	3.2	3.5
Refundable income taxes	1.9	1.5
Receivable from affiliates:
Contran - income taxes, net	.6	-
Other	.2	-
Accrued interest and dividends receivable	.1	.1
Allowance for doubtful accounts	(3.0)	(3.0)

Total	$231.0	$267.8

Note 4 - Inventories, net:

	December 31, 2006	March 31, 2007
	(In millions)

Raw materials:
Chemicals	$46.1	$53.0
Component products	5.8	6.1

Total raw materials	51.9	59.1

In-process products:
Chemicals	25.7	16.9
Component products	8.7	9.8

Total in-process products	34.4	26.7

Finished products:
Chemicals	168.4	184.3
Component products	7.1	7.7

Total finished products	175.5	192.0

Supplies (primarily chemicals)	47.2	50.0

Total	$309.0	$327.8

Note 5 - Other noncurrent assets:

	December 31, 2006	March 31, 2007
	(In millions)

Available-for-sale marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
TIMET	-	81.4
Other	9.0	9.3

Total	$259.0	$340.7

Investment in affiliates:
TIMET:
Common stock	$264.1	$-
Preferred stock	.2	-
Total investment in TIMET	264.3	-

TiO2 manufacturing joint venture	113.6	112.6
Other	18.8	18.3

Total	$396.7	$130.9

Other assets:
Waste disposal site operating permits, net	$22.8	$26.7
IBNR receivables	6.6	6.9
Deferred financing costs	9.2	8.8
Loans and other receivables	3.2	3.0
Restricted cash equivalents	.4	.4
Other	22.5	13.7

Total	$64.7	$59.5

On March 26, 2007, we completed a special dividend of all of the TIMET common stock we owned to our stockholders. Each of our stockholders received .4776 of a share of TIMET common stock for each share of our common stock held. For financial reporting purposes, we continued to apply the equity method to our investment in TIMET through March 31, 2007. We accounted for our dividend of TIMET common stock as a spin-off in which we reduced our stockholders’ equity by the aggregate book value of the shares distributed, net of applicable tax, or approximately $899.3 million. For income tax purposes, the dividend of TIMET common stock is currently taxable to us based on the difference between the aggregate fair value of the TIMET shares distributed ($36.90 per share, or an aggregate of $2.1 billion) and our tax basis of the shares distributed. This tax obligation is approximately $667.7 million, after we utilized available net operating loss (“NOL”) carryforwards of $57.8 million and alternative minimum tax credit (“AMT”) carryforwards of $1.1 million.

We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”), and we make payments to Contran for income taxes in amounts that we would have paid to the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group. As a member of the Contran Tax Group, the tax obligation generated from the special dividend is payable to Contran. In order to discharge substantially all of this tax obligation we owe to Contran, in March 2007 we issued to Contran shares of a new issue of our preferred stock. See Note 9. Because Contran directly or indirectly owns approximately 92% of our common stock, we distributed a substantial portion of the TIMET shares to other members of the Contran Tax Group. As a result, Contran is not currently required to pay approximately $619.0 million of this tax obligation to the applicable tax authority, because the gain on the shares distributed to members of Contran’s Tax Group is currently deferred at the Contran level. This income tax liability would become payable by Contran to the applicable tax authority when the shares of TIMET common stock we distributed to other members of the Contran Tax Group are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving Contran and us.

As discussed in the 2006 Annual Report, NL owns approximately 4.7 million shares of our common stock, and for financial reporting purposes we account for our proportional interest in such shares as treasury stock. Under Delaware Corporation Law, NL receives dividends on its Valhi shares. As a result, NL received approximately 2.2 million shares of the TIMET common stock we distributed in the special dividend. In addition, in March 2007 we purchased shares of our common stock in market transactions under our repurchase program described in Note 9. Because we purchased these shares between the record date and payment date of the special dividend, we became entitled to receive the shares of TIMET common stock we distributed in the special dividend with respect to the shares of our common stock we repurchased, or approximately 19,000 shares of TIMET common stock. We allocated the cost of our shares we repurchased between the TIMET and Valhi common stock acquired based upon relative market values on the date of purchase, and we allocated an aggregate of $.7 million to the TIMET shares we acquired. As of March 31, 2007, the aggregate number of TIMET shares we own represents less than 1% of TIMET’s outstanding common stock. Accordingly, effective March 31, 2007 we commenced to account for our shares of TIMET common stock as available-for-sale marketable securities carried at fair value, and the difference between the aggregate fair value and the cost basis of our TIMET shares is recognized as a component of accumulated other comprehensive income, net of applicable income tax and minority interest. The cost basis of the TIMET shares received by NL is $11.4 million, which represents our basis in such TIMET shares under the equity method immediately before the special dividend. At March 31, 2007, the quoted market price for TIMET’s common stock was $35.88 per share, for an aggregate market value of $81.4 million. As a result, approximately $37.4 million of unrealized gain, net of applicable income tax and minority interest, related to these share of TIMET common stock is included in our other comprehensive income. The income tax recognized in other comprehensive income includes $20.8 million of current income tax generated at the Valhi level related to the distribution, for the TIMET shares NL received.

For income tax purposes, the tax basis in the shares of TIMET received by NL in the special dividend is equal to the fair value of such TIMET shares on the date of the special dividend. However, if the fair value of all of the TIMET shares we distributed exceeds our cumulative earnings and profits as of the end of 2007, NL would be required to reduce the tax basis of its shares of Valhi common stock by an amount equal to the lesser (i) of its tax basis in such Valhi shares and (ii) its pro-rata share of the amount by which the aggregate fair value of the TIMET shares we distributed exceeds our earnings and profits. Additionally, if NL’s pro-rata share of the amount by which the aggregate fair value of the TIMET shares we distributed exceeds our earnings and profits is greater than the tax basis of its Valhi shares, NL would be required to recognize a capital gain for the difference. We have estimated we will have no cumulative earnings and profits as of the end of 2007. In addition, the fair value of the TIMET shares received by NL exceeds the aggregate tax basis of its Valhi shares. Accordingly, the benefit to NL associated with receiving a fair-value tax basis in its TIMET shares was completely offset by the elimination of the tax basis in its Valhi shares and the capital gain NL is required to recognize for the excess. NL’s income tax generated from this capital gain is approximately $13.5 million. For financial reporting purposes, NL provides deferred income taxes for the excess of the carrying value over the tax basis of its shares of both Valhi and TIMET common stock, and as a result the $13.5 million current income tax generated by NL was offset by deferred income taxes NL had previously provided on its shares of Valhi common stock. However, because we account for our proportional interest in the Valhi shares held by NL as treasury stock, we also eliminate our proportional interest in the deferred income taxes NL recognizes at its level with respect to the Valhi shares it holds. As a result, for financial reporting purposes we had not previously recognized our proportional interest in the $13.5 million of income taxes (or $11.2 million) that NL had previously recognized. Accordingly, as part of the special dividend we were required to recognize $11.2 million of income taxes related to the income tax effect to NL of the special dividend.

NL is also a member of the Contran Tax Group, and NL makes payments to us for income taxes in amounts it would have paid to the U.S. Internal Revenue Service had NL not been a member of the Contran Tax Group. Approximately $12.6 million of the $13.5 million tax generated by NL is payable to us (the remaining $.9 million relates to one of NL’s subsidiaries that is not a member of the Contran Tax Group). We are not currently required to pay this $12.6 million tax liability to Contran, nor is Contran currently required to pay this tax liability to the applicable tax authority, because the related taxable gain is currently deferred at our level and the Contran level since we and NL are members of the Valhi tax group on a separate company basis and of the Contran Tax Group. This income tax liability would become payable by us to Contran, and by Contran to the applicable tax authority, when the shares of Valhi common stock held by NL are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi. At March 31, 2007, this $12.6 million is recognized as a component of our deferred income taxes.

A summary of the $899.3 million net reduction in our stockholders’ equity as a result of the special dividend is summarized as follows:

Amount
(In millions)

Investment in TIMET	$276.7
Deferred income taxes previously recognized:
Investment in TIMET	(56.9)
NOL and AMT carryforwards	21.4
Income taxes generated from the special dividend:
Valhi level, net of amount included in other comprehensive income	646.9
NL level	11.2

Total	$899.3

Certain selected financial information of TIMET is summarized below:

December 31, 2006
(In millions)

Current assets	$757.6
Property and equipment	329.8
Marketable securities	56.8
Other noncurrent assets	72.7

Total assets	$1,216.9

Current liabilities	$211.1
Accrued pension and postretirement benefits	80.2
Other noncurrent liabilities	25.4
Minority interest	21.3
Stockholders’ equity	878.9

Total liabilities, minority interest and stockholders’ equity	$1,216.9

	Three months ended March 31,
	2006	2007
	(In millions)

Net sales	$286.9	$341.7
Cost of sales	178.6	208.3
Operating income	95.1	116.2
Net income attributable to common stockholders	56.8	75.0

Note 6 - Accounts payable and accrued liabilities:

	December 31, 2006	March 31, 2007
	(In millions)

Current:
Accounts payable	$101.8	$96.2
Employee benefits	37.4	32.2
Payable to affiliates:
Louisiana Pigment Company	11.7	10.5
Contran - trade items	5.5	5.9
Contran - income taxes, net	-	.8
Environmental costs	13.6	11.8
Deferred income	4.9	2.9
Interest	7.6	16.3
Other	56.2	63.9

Total	$238.7	$240.5

Noncurrent:
Reserve for uncertain tax positions	$-	$55.9
Insurance claims and expenses	13.9	14.6
Employee benefits	7.2	7.1
Other	7.0	7.1

Total	$28.1	$84.7

Our reserve for uncertain tax positions is discussed in Note 14.

Note 7 - Long-term debt:

	December 31, 2006	March 31, 2007
	(In millions)

Valhi - Snake River Sugar Company	$250.0	$250.0

Subsidiary debt:
Kronos International 6.5% Senior Secured Notes	525.0	530.1
Kronos U.S. bank credit facility	6.4	30.7
Other	5.1	5.2

Total subsidiary debt	536.5	566.0

Total debt	786.5	816.0

Less current maturities	1.2	1.2

Total long-term debt	$785.3	$814.8

Revolving Credit Facilities - During the first three months of 2007, we borrowed a net $24.3 million under Kronos’ U.S. bank credit facility. The average interest rates on the outstanding borrowings under this facility at March 31, 2007 was 8.25%.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2006	2007
	(In millions)

Service cost	$1.8	$1.9
Interest cost	5.8	6.4
Expected return on plan assets	(6.2)	(7.0)
Amortization of prior service cost	.1	.2
Amortization of net transition obligations	.1	.1
Recognized actuarial losses	2.2	1.9

Total	$3.8	$3.5

Postretirement benefits - The components of net periodic postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2006	2007
	(In millions)

Service cost	$.1	$.1
Interest cost	.5	.6
Amortization of prior service credit	(.1)	(.1)

Total	$.5	$.6

Contributions - We expect our 2007 contributions for our pension and postretirement benefit plans to be consistent with the amounts we disclosed in our 2006 Annual Report.

Note 9 - Stockholders’ equity:

Share repurchases - Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.

During the first three months of 2007, we purchased approximately 101,700 shares of our common stock in market transactions for an aggregate purchase price of $2.0 million. We cancelled these treasury shares, and allocated their cost to common stock at par value, additional paid-in capital and retained earnings. At March 31, 2007, approximately 4.5 million shares were available for purchase under the repurchase authorization.

Preferred stock - As discussed in Note 5, we incurred a tax obligation to Contran upon payment of the special dividend in the amount of $667.7 million.  In order to discharge $667.3 million of this tax obligation, in March 2007 we issued to Contran 5,000 shares of a new issue of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million. The 5,000 preferred shares we issued to Contran represents all of the shares of Series A Preferred Stock we are authorized to issue.  The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder). A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock. Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock. We recorded the shares of Series A Preferred Stock issued to Contran at $667.3 million, representing the amount of the discharged tax obligation.

Note 10 - Other income, net:

	Three months ended March 31,
	2006	2007
	(In millions)

Securities earnings:
Dividends and interest	$9.8	$7.9
Securities transactions, net	.2	.3

Total securities earnings	10.0	8.2

Currency transactions, net	(.9)	(.1)
Insurance recoveries	2.2	2.5
Other, net	1.6	1.8

Total other income, net	$12.9	$12.4

Note 11 - Provision for income taxes:

	Three months ended March 31,
	2006	2007
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$15.8	$17.0
Incremental U.S. tax and rate differences on equity in earnings	2.6	1.9
Non-U.S. tax rates	(.3)	(.2)
Nondeductible expenses	1.3	.7
Adjustment of prior year income taxes, net	(.9)	-
U.S. state income taxes, net	.5	.5
Other, net	.1	(.1)

Provision for income taxes	$19.1	$19.8

Certain of our non-U.S. tax returns are being examined and tax authorities may propose tax deficiencies including interest and penalties. We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 12 - Minority interest:

	December 31, 2006	March 31, 2007
	(In millions)

Minority interest in net assets:
NL Industries	$56.0	$58.3
CompX International	45.4	45.8
Kronos Worldwide	22.3	22.4

Total	$123.7	$126.5

	Three months ended March 31,
	2006	2007
	(In millions)

Minority interest in net earnings:
NL Industries	$1.1	$1.0
CompX International	.7	.9
Kronos Worldwide	.8	.6

Total	$2.6	$2.5

Note 13 - Commitments and contingencies:

Lead pigment litigation - NL

NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (“LIA”), which have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injuries allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on pending cases and cases that might be filed against us in the future.

We believe these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments been entered against us. However, see the discussion below in The State of Rhode Island case. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. We cannot reasonably estimate liability, if any, that may result. We cannot assure you that we will not incur liability in the future as a result of this pending litigation due to the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If we were to incur any such future liability, it could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  The State seeks compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs.  In a 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, the trial judge declared a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor.  In 2005, the trial court dismissed the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim against us without prejudice.  A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment.  Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment.  The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island.  The jury also found that we and the two other defendants should be ordered to abate the public nuisance.  Following the trial, the trial court dismissed the State’s claim for punitive damages.  In February 2007, the court denied the defendants’ post-trial motions to dismiss, for a new trial and for judgment notwithstanding the verdict.  In March 2007, the judge signed the final judgment and order, and we filed an appeal.  In April 2007 the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants. Also in April, the parties submitted their respective recommendations regarding the appointment of a special master to advise the court on, among other things, the extent, nature and cost of any abatement remedy.  The scope of the abatement remedy will be determined by the judge with the assistance of the special master who has not yet been selected.  The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings.

The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against us. We believe there are a number of meritorious issues which can be appealed in this case; therefore we currently believe it is not probable that we will ultimately be found liable in this matter.  In addition, we cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation.  However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful.  Therefore it is reasonably possible we could in the near term conclude that it is probable we have incurred some liability in this Rhode Island matter that would result in recognizing a loss contingency accrual.  The potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity.  Various other cases in which we are a defendant are also pending in other jurisdictions, and new cases may continue to be filed against us, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity.  We cannot reasonably estimate the potential impact on our consolidated financial condition, results of operations, financial condition or liquidity related to these matters.

Environmental matters and litigation

General - Our operations are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and foreign statutes, the resolution of which typically involves the establishment of compliance programs. It is possible future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Certain properties and facilities used in our former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil operating, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or used, certain of which are on the U.S. EPA’s Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable. In addition, we are party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including:
•	complexity and differing interpretations of governmental regulations;
•	number of PRPs and their ability or willingness to fund such allocation of costs;
•	financial capabilities of the PRPs and the allocation of costs among them;
•	solvency of other PRPs;
•	multiplicity of possible solutions; and
•	number of years of investigatory, remedial and monitoring activity required.

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Because we may be jointly and severally liable for the total remediation cost at certain sites, the amount we are ultimately liable for may exceed our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimate presently can be made. Further, additional environmental matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust our environmental accruals as further information becomes available to us or circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. At March 31, 2007, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the first three months of 2007 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$59.7
Additions charged to expense, net	.1
Payments, net	(1.6)

Balance at the end of the period	$58.2

Amounts recognized in the Consolidated Balance Sheet at the end of the period:
Current liability	$11.8
Noncurrent liability	46.4

Total	$58.2

NL - On a quarterly basis, we evaluate the potential range of its liability at sites where we have been named as a PRP or defendant. At March 31, 2007, we had accrued $50 million for those environmental matters which we believe are reasonably estimable. We believe it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs for sites for which we believe it is currently possible to estimate costs is approximately $74 million, including the amount currently accrued. We have not discounted these estimates to present value.

At March 31, 2007, there are approximately 20 sites for which we are unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. On certain previously inactive sites, we have received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs. These costs could be material to us if NL were ultimately found liable.

Tremont - Prior to 2005, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont had entered into an agreement with Halliburton Energy Services, Inc., another PRP for this site, that provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration with the first hearing to be held in June 2007 to determine the final allocation of costs. On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking:

•	to recover response and remediation costs incurred at the site;
•	a declaration of the parties’ liability for response and remediation costs incurred at the site;
•	a declaration of the parties’ liability for response and remediation costs to be incurred in the future at the site; and
•	a declaration regarding the obligation of Tremont to indemnify Halliburton and DII for costs and expenses attributable to the site.

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site. Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site. Tremont subsequently also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the court recently agreed to stay the plaintiffs claims against Tremont and its subsidiaries, and denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific. Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation. Tremont has $2.4 million accrued at March 31, 2007 which represents the probable and reasonably estimable costs to be incurred through 2008 with respect to the interim remediation measures. Tremont currently expects it will be at least 2008 before the nature and extent of any final remediation measures for this site are known. Tremont has not accrued costs for any final remediation measures at this site because no reasonable estimate can currently be made of the cost of any final remediation measures.

Other -  We have also accrued approximately $6.2 million at March 31, 2007 for other environmental cleanup matters related to us. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by some of our former operations containing asbestos, silica and/or mixed dust. Approximately 490 of these types of cases remain pending, involving a total of approximately 7,000 plaintiffs. In addition the claims of approximately 3,300 former plaintiffs have been administratively dismissed from Ohio State Courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

• facts concerning our historical operations;
• the rate of new claims;
• the number of claims from which we have been dismissed; and
• our prior experience in the defense of these matters,

we believe the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material), furthermore, we do not expect any reasonably possible outcome would involve amounts that are material to our consolidated financial position, results of operations or liquidity. We have and will continue to vigorously seek dismissal and/or a finding of no liability from each claim. In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from us.

For a discussion of other legal proceedings to which we are a party, refer to the Consolidated Financial Statements included in our 2006 Annual Report.

In addition to the litigation described above, we are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for our environmental claims.

We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations and liquidity beyond the accruals we have already provided.

Insurance coverage claims

We are involved in various legal proceedings with certain of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment and asbestos lawsuits.  The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or asbestos litigation matters in determining related accruals.

We have an agreement with a former insurance carrier pursuant to which the carrier reimburses us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we ultimately will recover from the carrier for past defense costs incurred by us, because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.  At March 31, 2007 we had accrued $2.4 million for recovery of lead pigment litigation costs which was collected in April 2007.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers.  We do not expect further material settlements relating to environmental remediation coverage.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2006 Annual Report.

Note 14 - Recent accounting pronouncements:

Uncertain Tax Positions - On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our prior income tax accounting policies had already complied with this aspect of the new standard.  We are also required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they were classified under prior GAAP, to a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on unrecognized tax benefits as a component of our provision for income taxes.  The amount of interest and penalties we accrued during the first quarter of 2007 was not material, and at March 31, 2007 we had an aggregate of $4.7 million accrued for interest and penalties for our uncertain tax positions.

At January 1, 2007 we had approximately $51.3 million accrued for uncertain tax positions, which did not change significantly during the first quarter of 2007.  Of this amount, $49.7 million was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as a reduction in our retained earnings in accordance with the transition provisions of the new standard.  In addition, the benefits associated with approximately $47.0 million of our reserves for uncertain tax positions at January 1, 2007 would, if recognized, affect our effective income tax rate.  We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Belgium, Norway, Canada and Taiwan.  Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 (for Germany), 2001 (for Belgium), 1996 (for Norway), 2003 (for Canada) and 2001 (for Taiwan).

Planned Major Maintenance Activities - In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which we adopted in the fourth quarter of 2007. Under FSP No. AUG AIR-1 we are no longer permitted to accrue in advance for planned major maintenance. In the past our Chemicals Segment accrued in advance for planned major maintenance. We retroactively adjusted our financial statements to reflect the direct expense method of accounting for planned major maintenance expense for prior periods in compliance with the new standard. The effect of adopting the FSP on our previously reported Consolidated Financial Statements is contained in our 2006 Annual Report.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008.  We have not yet determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard.  Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). Prior to March 26, 2007 we were the largest shareholder of Titanium Metals Corporation (“TIMET”) although we owned less than a majority interest. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission (“SEC”).

We have three consolidated operating segments:

•
Chemicals - Our chemicals segment is operated through our majority ownership of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.

•
Component Products - We operate in the component products industry through our majority ownership of CompX. CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in office furniture, transportation, tool storage and a variety of other industries. CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.

•
Waste Management - WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low level radioactive waste. WCS is in the process of seeking to obtain regulatory authorization to expand its low-level and mixed low-level radioactive waste handling capabilities.

On March 26, 2007 we completed a special dividend of all of the TIMET common stock we owned to our stockholders. We accounted for our 35% interest in TIMET by the equity method through March 31, 2007. As a result we now own less than 1% of TIMET’s outstanding common stock. Accordingly for future periods we will account for our share of TIMET common stock as available-for-sale marketable securities carried at fair value, and we will no longer recognize equity in earnings of TIMET. See Note 5 to the Condensed Consolidated Financial Statements. TIMET is a leading global producer of titanium sponge, melted products and milled products. Titanium is used for a variety of commercial, aerospace, military, medical and other emerging markets. TIMET is also the only titanium producer with major production facilities in both of the world’s principal titanium markets: the U.S. and Europe.

General

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact. Statements in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	Future supply and demand for our products;
•	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations;
•
Customer inventory levels (such as the extent to which Kronos’ customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2in advance of anticipated price decreases;

•	Changes in our raw material and other operating costs (such as energy costs);
•	The possibility of labor disruptions;
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2);

•	Competitive products and substitute products;
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	The extent to which our subsidiaries were to become unable to pay us dividends;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew or refinance credit facilities;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
•
The ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefit of which has been recognized under the more-likely-than-not recognition criteria (such as Kronos’ ability to utilize its German net operating loss carryforwards);

•
Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations);

•
Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products);

•	The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL and Tremont); and
•	Possible future litigation.

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

Net Income Overview

Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2007 -

We reported net income of $26.1 million, or $.22 per diluted share, in the first quarter of 2007 compared to income of $23.4 million, or $.20 per diluted share, in the first quarter of 2006. Our diluted earnings per share increased from 2006 to 2007 primarily due to the net effects of:
•	higher equity in earnings from TIMET in 2007;
•	lower interest expense in 2007 resulting from the April 2006 refinancing of our Senior Notes;
•	lower dividend income from Amalgamated Sugar Company in 2007 as they completed the additional dividend they owed to us during 2006; and
•
lower operating income from our segments in 2007, as improvements in operating income from our Component Products Segment were more than offset by a decline in operating income at our Chemicals and Waste Management Segments.

Our net income in both 2006 and 2007 includes income of $.01 per diluted share (net of tax and minority interest) related to certain insurance recoveries recognized by NL.

The first quarter amounts are more fully discussed below.

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

Quarterly Segment Operating Results - 2006 Compared to 2007 -

Chemicals -

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.

The factors having the most impact on our reported operating results are:

•	Our TiO2 average selling prices;
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar);
•	Our TiO2 sales and production volumes; and
•	Our manufacturing costs, particularly maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are TiO2 average selling prices, and levels of TiO2 sales and production volumes.

	Three months ended March 31,
	2006	2007	% Change

Net sales	$304.3	$314.0	3%
Cost of sales	232.1	244.4	5%

Gross margin	$72.2	$69.6	(4)%

Operating income	$33.2	$30.3	(9)%

Percent of net sales:
Cost of goods sold	76%	78%
Gross margin	24%	22%
Operating income	11%	10%

TiO2 operating statistics:
Sales volumes*	124	125	-%
Production volumes*	127	133	5%

Percent change in net sales:
TiO2 Product pricing			(3)%
TiO2 Sales volumes			-%
TiO2 product mix			1%
Changes in currency exchange rates			5%

Total			3%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales increased in the first quarter of 2007 compared to the first quarter of 2006 due primarily to the impact of currency exchange rates, which increased sales by approximately $16 million, or 5%, offset by a 3% decrease in average TiO2 selling prices. We expect average selling prices in the second quarter months of 2007 should be lower than the average selling prices in the first quarter of 2007.

Sales volumes in the first quarter of 2007 were comparable to 2006 as higher sales volumes in Europe and export markets were offset by lower sales volumes in the United States. We expect overall demand for TiO2 will continue to remain high for the remainder of the year in Europe and export markets, and somewhat weaker in the United States. Our Chemicals Segment’s sales volumes in the first quarter of 2007 were a new record for us.

Cost of Sales - Our Chemicals Segment’s cost of sales increased in 2007 primarily due to the impact of an 8% increase in utility costs (primarily energy costs), a 2% increase in raw material costs and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased in the first quarter of 2007 compared to 2006 as the unfavorable effects of higher operating costs and lower average TiO2 selling prices more than offset the favorable effect of higher TiO2 production volumes. TiO2 production volumes increased 5% in the first quarter of 2007 compared to the same period of 2006. We continued to gain operational efficiencies by enhancing our processes and debottlenecking production to meet long-term demand. Our operating rates were near full capacity in both periods, and our TiO2 production volumes in the first quarter of 2007 were new records for us.

Through our debottlenecking program, we have added capacity to our German chloride-process facility, and which along with equipment upgrades and enhancements in several locations have allowed us to reduce downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. We believe our annual attainable TiO2 production capacity for 2007 is approximately 525,000 metric tons, with some additional capacity expected to be available in 2008 through our continued debottlenecking efforts.

Operating Income - Our Chemicals Segment’s operating income declined in 2007 primarily due to of the decrease in gross margin. While our sales volumes are higher in 2007, our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily raw materials and energy costs). Changes in currency rates have positively affected our gross margin and operating income. We estimate the positive effect of changes in foreign currency exchange rates increased operating income by $3 million in the first quarter of 2007 compared to the same period in 2006.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of goods sold. We recognized an additional $4.0 million of depreciation expense in the first quarter of 2006 and $.9 million in the first quarter of 2007, which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos. Certain of the basis differences became fully amortized in the third quarter of 2006, and as a result the amortization of our purchase accounting adjustments is lower in 2007 as compared to 2006.

Currency Exchange Rates - Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income in 2007 as compared to 2006.

Three months ended March 31, 2007 vs. 2006
(Increase in millions)

Impact on:
Net sales	$16
Operating income	3

Outlook - We expect our Chemicals Segment’s operating income for the remainder of 2007 will be lower than 2006. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from our expectations, our Chemicals Segment results of operations could be unfavorably affected.

Component Products -

The key performance indicator for our Component Products Segment is operating income margin.

	Three months ended March 31,
	2006	2007	% Change
	(Dollars in millions)

Net sales	$47.0	$43.5	(7)%
Cost of sales	35.4	31.4	(11)%

Gross margin	$11.6	$12.1	4%

Operating income	$5.1	$5.6	10%

Percent of net sales:
Cost of goods sold	75%	72%
Gross margin	25%	28%
Operating income	11%	13%

Net Sales - Our Component Products Segment’s sales decreased in the first quarter of 2007 as compared to the first quarter of 2006 primarily due to lower sales to the office furniture market where, for certain products, Asian competitors have established selling prices at a level below which we consider would return an acceptable margin, partially offset by new sales volumes generated from the April 2006 acquisition of a performance marine business.

Cost of Sales - Our Component Products Segment’s cost of goods sold decreased in 2007 as compared to 2006 due to decreased sales volumes. As a percent of sales, Component Products cost of goods sold was lower in 2007 as compared to 2006 primarily due to improvements in product mix as the decline in lower-margin furniture components sales were offset by increased sales of higher-margin security and performance marine products.

Operating Income - Our Component Products Segment’s gross margin and operating income increased in 2007 primarily due to a more favorable product mix as well as decreased operating costs as a result of a continuous focus on reducing costs across all product lines.

Currency Exchange Rates - Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan. The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Fluctuations in foreign currency exchange rates did not have a significant effect on our Component Products Segment’s sales or operating income in the first quarter of 2007 as compared to the first quarter of 2006.

Outlook - Demand has begun to show some signs of instability across most product segments as customers have begun to react to the slowing of the overall economy.  Asian-sourced competitive pricing pressures are expected to continue to challenge us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities. Our strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forgo certain segment sales where profitability is less, in favor of developing new product and new market opportunities where we believe the combination of our cost control initiatives and value added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during the remainder of 2007, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Waste Management -

	Three months ended March 31,
	2006	2007
	(In millions)

Net sales	$3.0	$1.5
Cost of goods sold	4.1	3.1

Gross margin	$(1.1)	$(1.6)

Operating loss	$(2.6)	$(3.0)

General - We continue to operate WCS’s waste management facility on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct 11.e(2) waste material and for a broad range of low-level and mixed low-level radioactive wastes. We have previously filed license applications for such disposal capabilities with the applicable Texas state agencies, but we are uncertain as to the length of time it will take for the agencies to complete their reviews and act upon our license applications. We currently believe the applicable state agency will not issue a final decision on our application for 11.e(2) waste material until late 2008, but we do not expect to receive a final decision on our application for low-level and mixed low-level radioactive waste disposal until early 2009. We do not know if we will be successful in obtaining these licenses. While the approvals for these licenses are still in process, we currently have permits which allow us to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

Net sales and operating loss - Our Waste Management Segment’s sales decreased during the first quarter of 2007 compared to 2006, and our Waste Management operating loss increased, due to lower utilization of our waste management services, primarily due to the completion in 2006 of a few projects that have not yet been replaced with new business in 2007. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook - We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating losses, in 2007. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have obtained the licenses discussed above.

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

Equity in Earnings of TIMET - As discussed in Note 5 to the Condensed Consolidated Financial Statements, we completed a special dividend of all of our TIMET common stock on March 26, 2007. We now own less than 1% of TIMET’s common stock. Accordingly we will account for our investment in TIMET’s common stock as an available-for-sale marketable securities carried at fair value in future periods.

	Three months ended March 31,
	2006	2007	% Change
	(Dollars in millions)

As reported by TIMET:
Net sales	$286.9	$341.7	19%
Cost of sales	178.6	208.3	17%

Gross margin	108.3	133.4	23%
Other operating expenses, net	13.2	17.2	30%
Operating income	95.1	116.2	22%

Other non-operating expense, net	.7	.2
Pre-tax income	94.4	116.0

Provision for income taxes	33.2	36.4
Minority interest	2.3	3.2
Dividends on preferred stock	2.1	1.4

Net income attributable to common stockholders	$56.8	$75.0	32%

Equity in earnings of TIMET	$22.1	$26.9	22%

Percent of net sales:
Cost of goods sold	62%	61%
Gross margin	38%	39%
Operating income	33%	34%

Shipment volumes (metric tons):
Melted products	1,460	1,330	(9)%
Mill products	3,675	3,720	1%

Total	5,135	5,050	(2)%

Average selling price ($ per kilogram):
Melted products	$32.35	$44.45	37%
Mill products	55.80	67.20	20%

Net Sales - We experienced significant growth in our Titanium Metals affiliate’s sales and operating income during the first quarter of 2007 as compared to the first quarter of 2006, as we and the titanium industry as a whole have benefited significantly from continued strong demand for titanium across all major industry sectors that has driven melted and mill titanium prices to record levels. As a result of these market factors, average selling prices for melted and mill products in the first quarter of 2007 increased 37% and 20%, respectively, over the same period in 2006.

While our combined volume of melted and mill product shipments during the first quarter of 2007 approximated the prior year volumes, market demands resulted in a shift of our product mix toward an increased level of mill products which require additional processing and resources as compared to melted products, but which also command higher sales prices and operating margins.

Cost of Sales and Gross Margin -  Our Titanium Metals affiliate’s cost of sales increased in the first quarter of 2007 as compared to the first quarter of 2006 due to an increase in certain raw material costs, including titanium sponge and higher production costs associated with our shift in production mix too a greater percentage of mill products. Our cost of sales was favorably impacted by our increased production levels, as our overall plant operating rates improved to 95% in the first quarter of 2007 compared to 88% in the first quarter of 2006.  Despite the increased cost associated with our higher raw material and production costs, cost of sales as a percentage of sales decreased slightly, as the favorable effect of higher average selling prices and our improved plant operating rates more than offset the effect of higher costs.  Our gross margin percentage increased slightly in the first quarter of 2007 compared to the first quarter of 2006.  Our improved profitability was generally driven by the increase in sales prices for our products and improved plant operating rates, which more than offset the effect of our increased raw material and production costs.

Equity in Earnings of TIMET - We accounted for our interest in TIMET by the equity method through March 31, 2007. Our equity in earnings in TIMET is net of amortization and purchase accounting adjustments made in conjunction with our acquisition of our interest in TIMET. As a result, our equity in earnings differs from the amount that would be expected by applying our ownership percentage to TIMET's stand-alone earnings. The net effect of these differences increased our equity in earnings in TIMET by $1.1 million in the first quarter of 2006 and $.6 million in the first quarter of 2007. The percentage increases in our equity in earnings of TIMET in 2007 as compared to the same period in 2006 is lower than the percentage increase in TIMET’s separately-reported net income attributable to common stockholders during the same periods because we owned a lower percentage of TIMET in 2007 as compared to 2006 due to TIMET’s issuance of shares of its common stock, primarily from the conversion of shares of its convertible preferred stock into TIMET common stock and the exercise of options to purchase TIMET common stock held by its employees.

General Corporate Items, Interest Expense, Provision for Income Taxes, Minority Interest and Discontinued Operations - 2007 Compared to 2006

Interest and Dividend Income - A significant portion of our interest and dividend income in both 2006 and 2007 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $7.2 million in the first quarter of 2006, compared to $6.3 million in the first quarter of 2007.

In October 2005, we and Snake River amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including us) as compared to levels required under the prior Company Agreement. Under the new agreement, we should receive aggregate annual distributions from the LLC of approximately $25.4 million. In addition, because certain specified conditions were met during the fourth quarter of 2005 and all of 2006, the LLC was required to distribute to us an additional $25 million during the 15-month period ending December 31, 2006. This aggregate $25 million distribution was in addition to the $25.4 million distribution noted above. We received approximately $6 million of this additional amount in 2006, (including approximately $.9 million which the LLC paid us during the first quarter of 2006). We expect our interest and dividend income for all of 2007 will be lower than 2006, due to the one-time $6 million in dividend distributions we received from the LLC during 2006.

Insurance Recoveries - Insurance recoveries in the first quarter of 2006 and 2007 relate to amounts NL received from certain of its former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by NL.  We have an agreement with a former insurance carrier in which the carrier will reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2006 and 2007 include amounts we received from this carrier.  We are not able to determine how much we will ultimately recover from the carrier for past defense costs incurred because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. See Note 13 to our Condensed Consolidated Financial Statements.

Corporate Expenses, Net - Corporate expenses were slightly lower at $6.0 million the first quarter of 2007 compared $6.4 million in the same period in 2006, as higher legal, litigation and environmental expenses at NL were more than offset by lower pension and other expenses for other subsidiaries. We expect corporate expenses in 2007 will be higher than 2006, in part due to higher expected litigation and related expenses at NL.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur during the remainder of 2007, our corporate expenses would be higher than our current estimates. See Note 13 to the Condensed Consolidated Financial Statements.

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

Interest expense decreased $1.2 million from $16.8 million in the first quarter of 2006 to $15.6 million in the first quarter of 2007. Interest expense was lower in the first quarter of 2007 because we replaced the 8.875% Senior Secured Notes with 6.5% Senior Secured Notes during the second quarter of 2006. This interest savings was enhanced by favorable changes in currency exchange rates in 2007 compared to 2006.

Provision for Income Taxes - Our income tax expense was $19.8 million in the first quarter of 2007 compared $19.1 million in the first quarter of 2006. Our tax rate varies based on the relative earnings of our businesses.

See Note 11 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Minority Interest - Minority interest in earnings declined slightly from $2.6 million in the first quarter of 2006 to $2.5 million in the first quarter of 2007, primarily due to lower income at Kronos. See Note 12 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows used in our operating activities increased from $14.4 million in the first quarter of 2006 to $23.3 million in the first quarter of 2007. This increase in cash used was due primarily to the net effects of the following items:

•	higher net cash used by changes in receivables, inventories, payables and accrued liabilities in 2007 of $8.3 million, due primarily to relative changes in Kronos’ inventory levels;
•	lower consolidated operating income in 2007 of $2.8 million, due primarily to the lower earnings in our Chemicals Segment;
•	lower cash paid for income taxes in 2007 of $1.4 million; and
•
higher distributions received from our Louisiana joint venture of $3.7 million due in part to the joint venture’s previously report receipt of certain business insurance proceeds related to Hurricane Rita.

Changes in working capital were affected by accounts receivable and inventory changes. Kronos’ average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 69 days at March 31, 2007 due to the timing of collection on higher accounts receivable balances at the end of March. CompX’s average DSO increased from 41 days at December 31, 2006 to 43 days at March 31, 2007 due to timing of collection on the higher accounts receivable balance at the end of March. For comparative purposes, Kronos’ average DSO increased from 55 days at December 31, 2005 to 68 days at March 31, 2006, and CompX’s average DSO increased from 40 days to 44 days, due to the timing of collection on their slightly higher accounts receivable balances at the end of March 2006.

Kronos’ average days sales in inventory (“DSI”) was consistent at 68 days at December 31, 2006 and March 31, 2007, as their record TiO2 production volumes in the first quarter of 2007 was exceeded by their record TiO2 sales volumes during the three months ended December 31, 2006. CompX’s average DSI increased from 57 days at December 31, 2006 to 69 days at March 31, 2007 due primarily to their higher cost of commodity raw materials at March 31, 2007 as compared to December 31, 2006. For comparative purposes, Kronos’ average DSI increased from 59 days at December 31, 2005 to 60 days at March 31, 2007 and CompX’s average DSI decreased from 59 days, at December 31, 2005 to 57 days at March 31, 2006 primarily as a result of lower commodity costs.

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended March 31,
	2006	2007
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$(17.8)	$(16.3)
CompX	4.0	3.8
Waste Control Specialists	(.7)	(2.4)
NL Parent	(.6)	(3.3)
Tremont	.3	(1.1)
Valhi Parent	18.6	14.2
Other	(.2)	(.2)
Eliminations	(18.0)	(18.0)

Total	$(14.4)	$(23.3)

Investing and Financing Activities -

Our Chemicals Segment accounted for approximately $5.5 million of our consolidated capital expenditures in the first quarter of 2007, $.9 million for our Component Products Segment with the remainder of capital expenditures and the entire $3.0 million in capitalized permit costs for our Waste Management Segment.

We purchased the following securities in market transactions during the first quarter of 2007:
•	other marketable securities for a net of $10.7 million; and
•	TIMET common stock for $.7 million.

We paid aggregate cash dividends on our common stock of $11.4 million ($.10 per share per quarter) in the first quarter of 2007 to our shareholders. Distributions to minority interest in the first quarter of 2007 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, and CompX dividends paid to shareholders other than NL.

We purchased approximately 101,700 shares of our common stock in market transactions for $2.0 million during the first quarter of 2007. We funded these purchases with our available cash on hand. We and some of our subsidiaries issued a nominal amount of common stock upon the exercise of stock options.

Outstanding Debt Obligations

At March 31, 2007, our consolidated third-party indebtedness was comprised of:
•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($530.1 million at March 31, 2007) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	Kronos’ U.S. revolving bank credit facility ($30.7 million outstanding) due in 2008; and
•	approximately $5.2 million of other indebtedness.

We and all of our subsidiaries are in compliance with all of our debt covenants at March 31, 2007. See Note 7 to the Condensed Consolidated Financial Statements. At March 31, 2007, only $1.2 million of our indebtedness is due within the next twelve months, and therefore we do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. The terms of our revolving bank credit facility could require us to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2007) and our long-term obligations (defined as the five-year period ending December 31, 2011, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2007, we had credit available under existing facilities of $288 million, which was comprised of:
•	$139 million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$99 million under Valhi’s revolving bank credit facility; and
•	$50 million under CompX’s revolving credit facility.

At March 31, 2007, we had an aggregate of $278.6 million of restricted and unrestricted cash, cash equivalents and marketable securities. A detail by entity is presented in the table below.

Amount
(In millions)

Valhi	$62.5
Kronos	58.4
NL	112.3
CompX	30.9
Tremont	10.5
Waste Control Specialists	4.0

Total cash, cash equivalents, and marketable securities	$278.6

Amounts included for NL in the table above include the 2.2 million shares of TIMET NL received in our special dividend. See Note 5 to the Condensed Consolidated Financial Statements.

Capital Expenditures -

We intend to invest a total of approximately $79 million for capital expenditures during 2007. Capital expenditures are primarily for improvements and upgrades to existing facilities. We spent $6.7 million though March 31, 2007.

Repurchases of our Common Stock -

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At May 1, 2007 we had approximately 4.5 million shares available for repurchase of our common stock under the authorizations described in Note 9 to the Condensed Consolidated Financial Statements.

Dividends -

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Based on the 29.0 million shares of Kronos we held at March 31, 2007 and Kronos’ current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of approximately $29.0 million. NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at March 31, 2007, we would receive aggregate annual dividends from NL of approximately $20.2 million. We do not expect to receive any distributions from WCS during 2007.

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

WCS is required to provide certain financial assurances to Texas governmental agencies with respect to certain decommissioning obligations related to its facility in West Texas. The financial assurances may be provided by various means, including a parent company guarantee assuming the parent meets specified financial tests. In March 2005, we agreed to guarantee certain of WCS’ specified decommissioning obligations. WCS currently estimates these obligations at approximately $5.5 million. Such obligations would arise only upon a closure of the facility and WCS’ failure to perform such activities. We do not currently expect we will have to perform under this guarantee for the foreseeable future.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our subsidiaries under the terms of a revolving credit facility that matures in March 2008. WCS borrowed a net $5.5 million from our subsidiary during the first quarter of 2007. The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $10.1 million at March 31, 2007 and $4.6 million at December 31, 2006. We expect that WCS will likely borrow additional amounts during the remainder of 2007 from our subsidiary.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2006 Annual Report.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 11 and 13 to the Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including
•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;
•	certain environmental remediation matters involving NL, Tremont and Valhi;
•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
•	certain other litigation to which we are a party.

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

Recent Accounting Pronouncements

See Note 14 to the Condensed Consolidated Financial Statements

Critical Accounting Policies

There have been no changes in the first quarter of 2007 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2006 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and equity security prices. For a discussion of such market risk items, refer to Part I, Item 7A - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report. There have been no material changes in these market risks during the first three months of 2007.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. These contracts generally relate to our Chemicals and Component Products operations. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage our risk, at March 31, 2007 our Chemicals Segment held a series of contracts, with expiration dates ranging from April to December 2007, to exchange an aggregate of U.S. $45.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.163 to Cdn. $1.171 per U.S. dollar. At March 31, 2007 the actual exchange rate was Cdn. $1.153 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2007 is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

Changes in Internal Control Over Financial Reporting -

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below, refer to Note 13 to the Condensed Consolidated Financial Statements, and to our 2006 Annual Report.

Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835).  In March 2007, plaintiffs petitioned the Ohio Supreme Court to take the case on appeal.

Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411).  In March 2007, the court reinstated plaintiffs’ negligence claim.

State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  In March 2007, the judge signed the final judgment and order, and we filed an appeal.  In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants. Also in April, the parties submitted their respective recommendations regarding the special master.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  In April 2007, the trial court ruled that the contingency fee arrangement between plaintiffs and their counsel was illegal.

Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1).  In March 2007, the court granted our motion for summary judgment.  The time for appeal has not yet expired.

Tyler v. Sherwin Williams Company et al. (District Court, Douglas County, Nebraska, Case No. 1058-174).  In March 2007, the court dismissed the appeal because plaintiff had not complied with all procedural requirements at the trial court level.

City of Canton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2006CV05048).  In April 2007, the Stark County Housing Authority filed a complaint and motion to intervene as plaintiff.  We intend to deny liability and to defend against all of the claims vigorously.

In April 2007, we were served with a complaint in City of Youngstown, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Mahoning County, Ohio, Case No. 2007 CV 01167).  The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs.  Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA.  We intend to deny liability and to defend against all of the claims vigorously.

In May 2007, we were served with a complaint in State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et. al (Court of Common Pleas, Franklin County, Ohio, Case No. 07 CVC 04 4587).  The State seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the State accessible to children and damages for funding of a public education campaign and health screening programs.  Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA.  We intend to deny liability and to defend against all of the claims vigorously.

Circuit Court cases in Milwaukee County, Wisconsin.  We have denied liability in all 30 of these complaints.

Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02).  In March 2007, we filed a motion to dismiss the claims.

The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  In April 2007, plaintiffs amended the complaint to add certain claims against the United States, to add an additional defendant, to remove certain bankrupt defendants, and to conform the complaint to recent developments in the governing law.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  In April 2007, the court denied our motions to dismiss.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2006 Annual report. There have been no material changes to such risk factors during the first three months of 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will use cash on hand to acquire the shares. Repurchased shares may be retired and cancelled or may be added to our treasury and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 9 to the Condensed Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our common stock we purchased during January and March of 2007 (there were no purchases during February 2007). All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

January 1, 2007 to January 31, 2007	61,200	$24.89	61,200	4,527,900

March 1, 2007 to March 31, 2007	40,500	$11.73	40,500	4,487,400

	101,700		101,700

Item 6. Exhibits.

Item No.	Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Valhi, Inc. - incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A dated March 26, 2007 filed by us on March 29, 2007.

4.1
Amended and Restated Certificate of Designations, Rights And Preferences of the 6% Series A Preferred Stock of Valhi, Inc. - incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A dated March 26, 2007 filed by us on March 29, 2007.

10.1
Stock Purchase Agreement dated as of March 26, 2007 between Valhi, Inc. and Contran Corporation -incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 26, 2007 filed by us on March 27, 2007.

10.2
Consent Agreement dated as of March 29, 2007 between Valhi, Inc. and Contran Corporation - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A dated March 26, 2007 filed by us on March 29, 2007.

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date May 8, 2007	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date May 8, 2007	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)