Form 10-Q
period 2007-07-23
VALHI INC /DE/
filed 2007-08-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

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

Number of shares of the Registrant's common stock outstanding on July 31, 2007: 113,999,078.

VALHI, INC. AND SUBSIDIARIES

INDEX

Page number

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets – December 31, 2006; and June 30, 2007 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) – Three and six months ended June 30, 2006 (as adjusted); and Three and six months ended June 30, 2007	5

Condensed Consolidated Statements of Cash Flows (unaudited) – Six months ended June 30, 2006 (as adjusted); and Six months ended June 30, 2007	6

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income – Six months ended June 30, 2007 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases	50

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits.	51

Items 3 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2006	June 30, 2007
		(unaudited)

Current assets:
Cash and cash equivalents	$189.2	$147.0
Restricted cash equivalents	9.1	6.8
Marketable securities	12.6	8.8
Accounts and other receivables, net	231.0	299.2
Inventories, net	309.0	321.1
Prepaid expenses and other	17.9	16.6
Deferred income taxes	10.6	9.9

Total current assets	779.4	809.4

Other assets:
Marketable securities	259.0	332.4
Investment in affiliates	396.7	133.9
Pension asset	40.1	44.9
Goodwill	385.2	384.9
Other intangible assets	3.9	3.5
Deferred income taxes	264.4	273.3
Other assets	64.7	61.2

Total other assets	1,414.0	1,234.1

Property and equipment:
Land	42.1	42.9
Buildings	242.2	254.6
Equipment	928.4	953.6
Mining properties	30.7	33.4
Construction in progress	20.6	41.3
	1,264.0	1,325.8
Less accumulated depreciation	652.7	704.8

Net property and equipment	611.3	621.0

Total assets	$2,804.7	$2,664.5

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	June 30, 2007
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$1.2	$1.2
Accounts payable and accrued liabilities	238.7	242.1
Income taxes	11.1	18.8
Deferred income taxes	2.2	1.7

Total current liabilities	253.2	263.8

Noncurrent liabilities:
Long-term debt	785.3	814.0
Deferred income taxes	479.2	430.0
Accrued pension costs	188.7	188.8
Accrued post retirement benefit (OPEB) costs	33.6	34.3
Accrued environmental costs	46.1	43.3
Other liabilities	28.1	90.0

Total noncurrent liabilities	1,561.0	1,600.4

Minority interest	123.7	127.3

Stockholders' equity:
Preferred stock	-	667.3
Common stock	1.2	1.2
Additional paid-in capital	107.4	39.2
Retained earnings (deficit)	839.2	(4.9)
Accumulated other comprehensive income (loss)	(43.1)	8.1
Treasury stock	(37.9)	(37.9)

Total stockholders' equity	866.8	673.0

Total liabilities, minority interest and stockholders’ equity	$2,804.7	$2,664.5

Commitments and contingencies (Notes 11 and 13)

        See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(as adjusted)		(as adjusted)
	(unaudited)

Revenues and other income:
Net sales	$399.6	$389.0	$753.9	$748.0
Other, net	10.3	11.4	23.1	23.8
Equity in earnings of:
Titanium Metals Corporation ("TIMET")	20.3	-	42.5	26.9
Other	(.2)	1.0	(2.0)	.5

Total revenues and other income	430.0	401.4	817.5	799.2

Costs and expenses:
Cost of sales	309.6	316.1	581.1	595.0
Selling, general and administrative	59.9	60.5	114.0	115.4
Loss on prepayment of debt	22.3	-	22.3	-
Interest	19.2	15.9	36.0	31.5

Total costs and expenses	411.0	392.5	753.4	741.9

Income before income taxes	19.0	8.9	64.1	57.3

Provision (benefit) for income taxes	(1.1)	13.3	18.0	33.1

Minority interest in after-tax Earnings	2.4	.5	5.0	3.0

Net income (loss)	$17.7	$(4.9)	$41.1	$21.2

Net income (loss) per basic and diluted share	$.15	$(.04)	$.35	$.18

Cash dividends per share	$.10	$.10	$.20	$.20

Weighted average shares outstanding:
Basic	116.4	114.9	116.5	114.9
Outstanding stock options impact	.4	.2	.4	.2

Diluted	116.8	115.1	116.9	115.1

        See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from operating activities:
Net income	$41.1	$21.2
Depreciation and amortization	37.1	32.6
Loss on prepayment of debt	22.3	-
Call premium paid on Senior Secured Notes	(20.9)	-
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension plans	(2.5)	(2.5)
Other postretirement benefit plans	(1.7)	.3
Deferred income taxes	10.8	28.0
Minority interest	5.0	3.0
Other, net	.7	1.9
Equity in:
TIMET	(42.5)	(26.9)
Other	2.0	(.5)
Net distributions from (contributions to): Manufacturing joint venture	(.2)	(1.4)
Other	.3	.3
Change in assets and liabilities:
Accounts and other receivables, net	(50.6)	(50.2)
Inventories, net	18.6	(3.7)
Accounts payable and accrued liabilities	(18.8)	(8.7)
Accounts with affiliates	3.8	(10.4)
Income taxes	(22.5)	6.7
Other, net	3.0	(1.3)

Net cash used in operating activities	(15.0)	(11.6)

Cash flows from investing activities:
Capital expenditures	(19.2)	(22.8)
Capitalized permit costs	(3.7)	(5.0)
Purchases of:
Kronos common stock	(25.2)	-
CompX common stock	(1.8)	-
TIMET common stock	(17.0)	(.7)
Business unit, net of cash acquired	(9.8)	-
Marketable securities	(16.9)	(17.2)
Proceeds from disposal of marketable securities	15.8	20.9
Change in restricted cash equivalents, net	(1.1)	2.4
Other, net	1.7	2.0

Net cash used in investing activities	(77.2)	(20.4)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Six months ended June 30,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$649.2	$177.6
Principal payments	(597.8)	(159.7)
Deferred financing costs paid	(8.9)	-
Dividends paid	(24.1)	(22.8)
Distributions to minority interest	(4.5)	(4.4)
Treasury stock acquired	(10.2)	(3.1)
Issuance of common stock and other	.3	1.0

Net cash provided by (used in) financing activities	4.0	(11.4)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(88.2)	(43.4)
Currency translation	2.0	1.2
Cash and cash equivalents at beginning of period	275.0	189.2

Cash and cash equivalents at end of period	$188.8	$147.0

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$28.1	$30.6
Income taxes, net	28.1	11.0

Non-cash financing activities:
Dividend of TIMET common stock	$-	$899.3
Issuance of preferred stock in settlement of tax obligation	-	667.3

        See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2007

(In millions)

					Accumulated
			Additional	Retained	Other		Total
	Preferred stock	Common Stock	paid-in capital	earnings (deficit)	comprehensive income (loss)	Treasury stock	stockholders’ equity	Comprehensive income
	(unaudited)

Balance at December 31, 2006	$-	$1.2	$107.4	$839.2	$(43.1)	$(37.9)	$866.8

Net income	-	-	-	21.2	-	-	21.2	$21.2

Dividends	-	-	(11.4)	(11.4)	-	-	(22.8)	-

Dividend of TIMET common stock	-	-	(56.9)	(850.4)	8.0	-	(899.3)	8.0

Change in accounting – FIN No. 48	-	-	-	(1.6)	-	-	(1.6)	-

Issuance of preferred stock	667.3	-	-	-	-	-	667.3	-

Other comprehensive income, net	-	-	-	-	43.2	-	43.2	43.2

Treasury stock:
Acquired	-	-	-	-	-	(3.1)	(3.1)	-
Retired	-	-	(1.2)	(1.9)	-	3.1	-	-

Other, net	-	-	1.3	-	-	-	1.3	-

Balance at June 30, 2007	$667.3	$1.2	$39.2	$(4.9)	$8.1	$(37.9)	$673.0

Comprehensive income								$72.4

        See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which directly or through its subsidiaries owns approximately 93% of our outstanding common stock at June 30, 2007.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC on March 13, 2007 (the “2006 Annual Report”), except as disclosed in Note 14.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries, taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% owned at June 30, 2007

Chemicals	Kronos Worldwide, Inc.	95%
Component products	CompX International Inc.	70%
Waste management	Waste Control Specialists LLC	100%
Titanium metals	TIMET	1%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our ownership of TIMET includes 1% held by NL.

Our ownership of CompX is primarily through CompX Group, Inc, a majority-owned subsidiary of NL.  NL owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group.  CompX Group’s sole asset is 82% of the outstanding common stock of CompX.  NL also owns an additional 2% of CompX directly.

Prior to March 26, 2007, we owned 35% of TIMET directly and through a wholly-owned subsidiary.  On March 26, 2007 we completed a special dividend of the TIMET stock we owned.  As a result we now own approximately 1% of the TIMET shares outstanding.  We accounted for our ownership of TIMET by the equity method through the date of the special dividend.  See Note 5.  TIMET owns an additional 3% of CompX, .5% of NL and less than .1% of Kronos.  Because we do not consolidate TIMET, the shares of CompX Group, CompX, NL and Kronos held by TIMET are not considered as owned by us for financial reporting purposes.
	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(as adjusted)		(as adjusted)
	(In millions)

Net sales:
Chemicals	$345.1	$342.6	$649.4	$656.6
Component products	50.2	45.3	97.2	88.8
Waste management	4.3	1.1	7.3	2.6

Total net sales	$399.6	$389.0	$753.9	$748.0

Cost of sales:
Chemicals	$268.0	$279.7	$500.0	$524.1
Component products	37.8	33.4	73.2	64.8
Waste management	3.8	3.0	7.9	6.1

Total cost of sales	$309.6	$316.1	$581.1	$595.0

Gross margin:
Chemicals	$77.1	$62.9	$149.4	$132.5
Component products	12.4	11.9	24.0	24.0
Waste management	.5	(1.9)	(.6)	(3.5)

Total gross margin	$90.0	$72.9	$172.8	$153.0

Operating income (loss):
Chemicals	$33.2	$24.6	$66.4	$54.9
Component products	5.7	4.8	10.8	10.4
Waste management	(1.1)	(3.2)	(3.7)	(6.2)

Total operating income	37.8	26.2	73.5	59.1

Equity in:
TIMET	20.4	-	42.5	26.9
Other	(.3)	1.0	(2.0)	.5

General corporate items:
Interest and dividend income	10.6	7.9	20.4	15.8
Insurance recoveries	.6	.5	2.8	3.0
Securities transaction gains, net	-	.2	.2	.5
General expenses, net	(8.6)	(11.0)	(15.0)	(17.0)
Loss on prepayment of debt	(22.3)	-	(22.3)	-
Interest expense	(19.2)	(15.9)	(36.0)	(31.5)

Income before income taxes	$19.0	$8.9	$64.1	$57.3

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.

Note 3 – Accounts and other receivables, net:

	December 31, 2006	June 30, 2007
	(In millions)

Accounts receivable	$228.0	$283.4
Notes receivable	3.2	4.0
Refundable income taxes	1.9	1.6
Receivable from affiliates:
Contran – income taxes, net	.6	12.9
Other	.2	-
Accrued interest and dividends receivable	.1	.1
Allowance for doubtful accounts	(3.0)	(2.8)

Total	$231.0	$299.2

Note 4 -                           Inventories, net:

	December 31, 2006	June 30, 2007
	(In millions)

Raw materials:
Chemicals	$46.1	$57.5
Component products	5.8	7.3

Total raw materials	51.9	64.8

In-process products:
Chemicals	25.7	13.1
Component products	8.7	10.5

Total in-process products	34.4	23.6

Finished products:
Chemicals	168.4	172.2
Component products	7.1	7.7

Total finished products	175.5	179.9

Supplies (primarily chemicals)	47.2	52.8

Total	$309.0	$321.1

Note 5 - Other noncurrent assets:

	December 31, 2006	June 30, 2007
	(In millions)

Available-for-sale marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
TIMET	-	72.6
Other	9.0	9.8

Total	$259.0	$332.4

Investment in affiliates:
TIMET:
Common stock	$264.1	$-
Preferred stock	.2	-
Total investment in TIMET	264.3	-

TiO2 manufacturing joint venture	113.6	115.0
Other	18.8	18.9

Total	$396.7	$133.9

Other assets:
Waste disposal site operating permits, net	$22.8	$27.7
IBNR receivables	6.6	7.1
Deferred financing costs	9.2	8.5
Loans and other receivables	3.2	1.7
Restricted cash equivalents	.4	.4
Other	22.5	15.8

Total	$64.7	$61.2

On March 26, 2007, we completed a special dividend of the TIMET common stock we owned to our stockholders.  Each of our stockholders received .4776 of a share of TIMET common stock for each share of our common stock held.  For financial reporting purposes, we continued to apply the equity method to our investment in TIMET through March 31, 2007.  We accounted for our dividend of TIMET common stock as a spin-off in which we reduced our stockholders’ equity by the aggregate book value of the shares distributed, net of applicable tax, or approximately $899.3 million.  For income tax purposes, the dividend of TIMET common stock was taxable to us based on the difference between the aggregate fair value of the TIMET shares distributed ($36.90 per share, or an aggregate of $2.1 billion) and our tax basis of the shares distributed.  This tax obligation was approximately $667.7 million, after we utilized available net operating loss (“NOL”) carryforwards of $57.8 million and alternative minimum tax credit (“AMT”) carryforwards of $1.1 million.

We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”), and we make payments to Contran for income taxes in amounts that we would have paid to the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group. As a member of the Contran Tax Group, the tax obligation generated from the special dividend is payable to Contran.  In order to discharge substantially all of this tax obligation we owed to Contran, in March 2007 we issued to Contran shares of a new issue of our preferred stock.  See Note 9.  Because Contran directly or indirectly owned approximately 92% of our common stock at March 26, 2007, we distributed a substantial portion of the TIMET shares to other members of the Contran Tax Group.  As a result, Contran is not currently required to pay approximately $619.0 million of this tax obligation to the applicable tax authority, because the gain on the shares distributed to members of Contran’s Tax Group is currently deferred at the Contran level.  This income tax liability would become payable by Contran to the applicable tax authority when the shares of TIMET common stock we distributed to other members of the Contran Tax Group are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving Contran and us.

As discussed in the 2006 Annual Report, NL owns approximately 4.7 million shares of our common stock, and for financial reporting purposes we account for our proportional interest in such shares as treasury stock.  Under Delaware Corporation Law, NL receives dividends on its Valhi shares.  As a result, NL received approximately 2.2 million shares of the TIMET common stock we distributed in the special dividend.  In addition, in March 2007 we purchased shares of our common stock in market transactions under our repurchase program described in Note 9.  Because we purchased these shares between the record date and payment date of the special dividend, we became entitled to receive the shares of TIMET common stock we distributed in the special dividend with respect to the shares of our common stock we repurchased, or approximately 19,000 shares of TIMET common stock.  We allocated the cost of our shares we repurchased between the TIMET and Valhi common stock acquired based upon relative market values on the date of purchase, and we allocated an aggregate of $.7 million to the TIMET shares we acquired.  At the end of the first quarter, the aggregate number of TIMET shares we owned represented approximately 1% of TIMET’s outstanding common stock.  Accordingly, effective March 31, 2007 we began accounting for our shares of TIMET common stock as available-for-sale marketable securities carried at fair value, and the difference between the aggregate fair value and the cost basis of our TIMET shares is recognized as a component of accumulated other comprehensive income, net of applicable income tax and minority interest.  The cost basis of the TIMET shares received by NL is $11.4 million, which represents our basis in such TIMET shares under the equity method immediately before the special dividend.  At June 30, 2007, the quoted market price for TIMET’s common stock was $31.90 per share, for an aggregate market value of our TIMET shares of $72.6 million.  As a result, approximately $32.5 million of unrealized gain, net of applicable income tax and minority interest, related to these share of TIMET common stock is included in our other comprehensive income.  The income tax recognized in other comprehensive income includes $21.2 million of current income tax generated at the Valhi level related to the distribution, for the TIMET shares NL received.

For income tax purposes, the tax basis in the shares of TIMET received by NL in the special dividend is equal to the fair value of such TIMET shares on the date of the special dividend.  However, if the fair value of all of the TIMET shares we distributed exceeds our cumulative earnings and profits as of the end of 2007, NL would be required to reduce the tax basis of its shares of Valhi common stock by an amount equal to the lesser of (i) its tax basis in such Valhi shares and (ii) its pro-rata share of the amount by which the aggregate fair value of the TIMET shares we distributed exceeds our earnings and profits.  Additionally, if NL’s pro-rata share of the amount by which the aggregate fair value of the TIMET shares we distributed exceeds our earnings and profits is greater than the tax basis of its Valhi shares, NL would be required to recognize a capital gain for the difference.  We have estimated we will have no cumulative earnings and profits as of the end of 2007.  In addition, the fair value of the TIMET shares received by NL exceeds the aggregate tax basis of its Valhi shares.  Accordingly, the benefit to NL associated with receiving a fair-value tax basis in its TIMET shares was completely offset by the elimination of the tax basis in its Valhi shares and the capital gain NL is required to recognize for the excess.  NL’s income tax generated from this capital gain is approximately $13.5 million.  For financial reporting purposes, NL provides deferred income taxes for the excess of the carrying value over the tax basis of its shares of both Valhi and TIMET common stock, and as a result the $13.5 million current income tax generated by NL was offset by deferred income taxes NL had previously provided on its shares of Valhi common stock.  However, because we account for our proportional interest in the Valhi shares held by NL as treasury stock, we also eliminate our proportional interest in the deferred income taxes NL recognizes at its level with respect to the Valhi shares it holds.  As a result, for financial reporting purposes we had not previously recognized our proportional interest in the $13.5 million of income taxes (or $11.2 million) that NL had previously recognized.  Accordingly, as part of the special dividend we were required to recognize $11.2 million of income taxes related to the income tax effect to NL of the special dividend.

NL is also a member of the Contran Tax Group, and NL makes payments to us for income taxes in amounts it would have paid to the U.S. Internal Revenue Service had NL not been a member of the Contran Tax Group. Approximately $12.6 million of the $13.5 million tax generated by NL is payable to us (the remaining $.9 million relates to one of NL’s subsidiaries that is not a member of the Contran Tax Group).  We are not currently required to pay this $12.6 million tax liability to Contran, nor is Contran currently required to pay this tax liability to the applicable tax authority, because the related taxable gain is currently deferred at our level and the Contran level since we and NL are members of the Valhi tax group on a separate company basis and of the Contran Tax Group.  This income tax liability would become payable by us to Contran, and by Contran to the applicable tax authority, when the shares of Valhi common stock held by NL are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.  At June 30, 2007, this $12.6 million is recognized as a component of our deferred income taxes.

A summary of the $899.3 million net reduction in our stockholders’ equity as a result of the special dividend is summarized as follows:

Amount
(In millions)

Investment in TIMET	$276.7
Deferred income taxes previously recognized:
Investment in TIMET	(56.9)
NOL and AMT carryforwards	21.4
Income taxes generated from the special dividend:
Valhi level, net of amount included in other comprehensive income	646.9
NL level	11.2

Total	$899.3

Certain selected financial information of TIMET is summarized below:

December 31, 2006
(In millions)

Current assets	$757.6
Property and equipment	329.8
Marketable securities	56.8
Other noncurrent assets	72.7

Total assets	$1,216.9

Current liabilities	$211.1
Accrued pension and postretirement benefits	80.2
Other noncurrent liabilities	25.4
Minority interest	21.3
Stockholders’ equity	878.9

Total liabilities, minority interest and stockholders’ equity	$1,216.9

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In millions)

Net sales	$300.9	$341.2	$587.8	$682.9
Cost of sales	194.6	205.7	373.2	414.0
Operating income	93.6	118.0	188.7	234.2
Net income attributable to common stockholders	54.3	76.3	111.1	151.4

Note 6 -                           Accounts payable and accrued liabilities:

	December 31, 2006	June 30, 2007
	(In millions)

Current:
Accounts payable	$101.8	$98.4
Employee benefits	37.4	32.7
Payable to affiliates:
Louisiana Pigment Company	11.7	11.4
Contran – trade items	5.5	6.2
Environmental costs	13.6	12.2
Deferred income	4.9	.8
Interest	7.6	7.6
Reserve for uncertain tax positions	-	.3
Other	56.2	72.5

Total	$238.7	$242.1

Noncurrent:
Reserve for uncertain tax positions	$-	$62.5
Insurance claims and expenses	13.9	13.0
Employee benefits	7.2	7.2
Other	7.0	7.3

Total	$28.1	$90.0

Our reserve for uncertain tax positions is discussed in Note 14.

Note 7 - Long-term debt:

	December 31, 2006	June 30, 2007
	(In millions)

Valhi - Snake River Sugar Company	$250.0	$250.0

Subsidiary debt:
Kronos International 6.5% Senior Secured Notes	525.0	535.6
Kronos U.S. bank credit facility	6.4	24.3
Other	5.1	5.3

Total subsidiary debt	536.5	565.2

Total debt	786.5	815.2

Less current maturities	1.2	1.2

Total long-term debt	$785.3	$814.0

During the first six months of 2007, we borrowed a net $17.9 million under Kronos’ U.S. bank credit facility.  The average interest rate on the outstanding borrowings under this facility at June 30, 2007 was 8.25%.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$2.0	$2.0	$3.8	$3.9
Interest cost	5.9	6.5	11.8	13.0
Expected return on plan assets	(6.4)	(7.0)	(12.7)	(14.0)
Amortization of prior service cost	.1	.1	.2	.3
Amortization of net transition obligations	.1	.1	.3	.2
Recognized actuarial losses	2.3	2.0	4.4	3.9

Total	$4.0	$3.7	$7.8	$7.3

Postretirement benefits - The components of net periodic postretirement benefit cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$.1	$.1	$.1	$.2
Interest cost	.5	.5	1.0	1.0
Amortization of prior service credit	(.1)	-	(.2)	(.2)
Recognized actuarial losses	-	-	.1	.1

Total	$.5	$.6	$1.0	$1.1

Contributions - We expect our 2007 contributions for our pension and postretirement benefit plans to be consistent with the amounts we disclosed in our 2006 Annual Report.

Note 9 – Stockholders’ equity:

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

During the first six months of 2007, we purchased approximately 175,400 shares of our common stock in market transactions for an aggregate purchase price of $3.1 million.  We cancelled these treasury shares, and allocated their cost to common stock at par value, additional paid-in capital and retained earnings.  At June 30, 2007, approximately 4.4 million shares were available for purchase under the repurchase authorization.

Preferred stock – As discussed in Note 5, we incurred a tax obligation to Contran upon payment of the special dividend in the amount of $667.7 million.  In order to discharge $667.3 million of this tax obligation, in March 2007 we issued to Contran 5,000 shares of a new issue of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million.  The 5,000 preferred shares we issued to Contran represents all of the shares of Series A Preferred Stock we are authorized to issue.  The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder).  A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock.  Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock.  We recorded the shares of Series A Preferred Stock issued to Contran at $667.3 million, representing the amount of the discharged tax obligation. We did not declare any dividends on the Series A Preferred Stock through June 30, 2007.

Note 10 - Other income, net:

	Six months ended June 30,
	2006	2007
	(In millions)

Securities earnings:
Dividends and interest	$19.5	$15.8
Securities transactions, net	.2	.5

Total securities earnings	19.7	16.3

Currency transactions, net	(3.0)	1.4
Insurance recoveries	2.8	3.0
Other, net	3.6	3.1

Total other income, net	$23.1	$23.8

Note 11 - Provision for income taxes:

	Six months ended June 30,
	2006	2007
	(as adjusted)
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$22.4	$20.1
Incremental U.S. tax and rate differences on equity in earnings	6.9	2.2
Non-U.S. tax rates	(.9)	(.3)
Nondeductible expenses	1.6	1.5
Adjustment of prior year income taxes, net	(2.0)	-
Contingency reserve adjustment, net	(9.2)	-
Canadian tax rate change	(1.3)	-
German tax attribute adjustment	-	8.7
U.S. state income taxes, net	.8	.8
Other, net	(.3)	.1

Provision for income taxes	$18.0	$33.1

Following a European Union Court of Justice decision and subsequent proceedings which concluded in the second quarter of 2007 that we believe may favorably impact us, we initiated a new tax planning strategy. If we are successful, we would generate a substantial cash tax benefit in the form of refunds of income taxes we have previously paid in Europe which we currently do not expect to affect our future earnings when received.  It may be a number of years before we know if our implementation of this tax planning strategy will be successful, and accordingly we have not currently recognized any refundable income taxes that we might ultimately receive.  Partially as a result of and consistent with our initiation of this new tax planning strategy, in the second quarter of 2007 we amended prior-year income tax returns in Germany.  As a consequence of amending our tax returns, our German corporate and trade tax net operating loss carryforwards were reduced by an aggregate of euro 13.4 million and euro 22.6 million, respectively, and, accordingly, we recognized an $8.7 million provision for deferred income taxes in the second quarter of 2007 related to the adjustment of our German tax attributes.

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

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we estimate we will report a decrease in our net deferred tax asset in Germany of approximately $86 million in the third quarter of 2007.  This decrease will be reported as a component of our income tax expense.

Note 12 - Minority interest:

	December 31, 2006	June 30, 2007
	(In millions)

Minority interest in net assets:
NL Industries	$56.0	$58.3
CompX International	45.4	46.6
Kronos Worldwide	22.3	22.4

Total	$123.7	$127.3

	Six months ended June 30,
	2006	2007
	(In millions)

Minority interest in net earnings:
NL Industries	$1.6	$.7
CompX International	1.9	1.7
Kronos Worldwide	1.5	.6

Total	$5.0	$3.0

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

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  In 2002 a trial was held on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, and resulted in a mistrial when the jury was unable to reach a unanimous decision.  A second trial commenced in 2005, and in February 2006, the jury found that we and two other defendants: (i) substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigment in paints and coatings on buildings in Rhode Island; and (ii) should be ordered to abate the public nuisance.  In March 2007, after the trial court denied our post-trial motions, we appealed to the Rhode Island Supreme Court, thereafter, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants.  The appeal is proceeding, and concurrently therewith, the trial court is moving forward with the abatement phase of the matter.  The parties have submitted their respective recommendations regarding the appointment of one or more special masters to advise the trial court in its consideration of a remedial order to implement the abatement remedy.  In June 2007, the trial court issued an order enumerating the powers, duties and responsibilities of the special master and establishing a schedule for the State’s submission of a detailed proposal for abatement and the defendants’ responsive submissions.  The trial court further indicated that it anticipated appointing a special master by September 2007.  The extent, nature and cost of any abatement remedy will be determined only following the resolution of the pending appeal and the conclusion of the trail court’s special master proceedings relating to the abatement remedy.

The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against us. We believe there are a number of meritorious issues which we have raised in the appeal in this case; therefore we currently believe it is not probable that we will ultimately be found liable in this matter.  In addition, we cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation.  However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful.  Therefore it is reasonably possible we could in the near term conclude that it is probable we have incurred some liability in the Rhode Island matter that would result in recognizing a loss contingency accrual.  The potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity.

We have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases, including the Rhode Island case.  Liability that may result, if any, cannot be reasonably estimated.  In addition, new cases may continue to be filed against us.  We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  The resolution of any of these cases could result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity.

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

Certain properties and facilities used in our former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past disposal practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or used by us or our subsidiaries, or their predecessors, certain of which are on the U.S. EPA’s Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable.  In addition, we are party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Because we may be jointly and severally liable for the total remediation cost at certain sites, the amount we are ultimately liable for may exceed our accruals due to, among other things, the reallocation of costs among PRPs or the insolvency of one or more PRPs.  We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimate presently can be made.  Further, additional environmental matters may arise in the future.  If we were to incur any future liability, this could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At June 30, 2007, we had no receivables for recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental costs.  The timing of payments depends upon a number of factors including the timing of the actual remediation process; which in turn depends on factors outside of our control.  At each balance sheet date, we estimate the amount of our accrued environmental costs we will pay within the next 12 months.  We classify this estimate as a current liability, and we classify the remaining accrued environmental costs as a noncurrent liability.

Changes in our accrued environmental costs during the first six months of 2007 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$59.7
Reductions credited to income, net	(.2)
Payments, net	(4.0)

Balance at the end of the period	$55.5

Amounts recognized in the Consolidated Balance Sheet at the end of the period:
Current liability	$12.2
Noncurrent liability	43.3

Total	$55.5

NL - On a quarterly basis, we evaluate the potential range of its liability at sites where we have been named as a PRP or defendant.  At June 30, 2007, we had accrued $48.0 million for those environmental matters which we believe are reasonably estimable.  We believe it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs for sites for which we believe it is currently possible to estimate costs is approximately $71 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At June 30, 2007, there were approximately 20 sites for which we cannot estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL.  On certain previously inactive sites, we have received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs.  These costs could be material to us if NL were ultimately found liable.

Tremont - Prior to 2005, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas.  Tremont had entered into an agreement with Halliburton Energy Services, Inc., another PRP for this site, that provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration with the first hearing on contractual issues held in June 2007 and a second hearing to be held in August 2007 to determine the final allocation of costs.  On December 9, 2005, Halliburton and DII Industries, LLC, another PRP of this site, filed suit in the United States District Court for the Southern District of Texas, Houston Division, Case No. H-05-4160, against NL, Tremont and certain of its subsidiaries, M-I, L.L.C., Milwhite, Inc. and Georgia-Pacific Corporation seeking:

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

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site.  Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site.  Tremont subsequently also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the court recently agreed to stay the plaintiffs claims against Tremont and its subsidiaries, and denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific.  Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation.  Tremont has $1.7 million accrued at June 30, 2007 for this matter.

Other -  We have also accrued approximately $5.8 million at June 30, 2007 for other environmental cleanup matters related to us.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by some of our former operations containing asbestos, silica and/or mixed dust.  Approximately 470 of these types of cases remain pending, involving a total of approximately 7,000 plaintiffs and their spouses.  In addition the claims of approximately 3,300 former plaintiffs have been administratively dismissed from Ohio State Courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.   Based on information available to us, including:

•	facts concerning our historical operations;
•	the rate of new claims;
•	the number of claims from which we have been dismissed; and
•	our prior experience in the defense of these matters,

we believe the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material), furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have and will continue to vigorously seek dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us.

For a discussion of other legal proceedings to which we are a party, refer to our 2006 Annual Report.

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

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we ultimately will recover from these carriers for past defense costs incurred by us, because of certain issues that arise regarding which past defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers.  We do not expect further material settlements relating to environmental remediation coverage.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2006 Annual Report.

Note 14 – Recent accounting pronouncements:

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

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during the first half of 2007 was not material, and at June 30, 2007 we had an aggregate of $4.9 million accrued for interest and penalties for our uncertain tax positions.

Upon adoption of FIN 48 effective January 1, 2007, we increased our existing reserves for uncertain tax positions, which we had previously classified as part of our deferred income taxes, by $1.6 million which was accounted for as a decrease in our retained earnings in accordance with the transition provisions of the new standard.  At June 30, 2007 we had approximately $62.8 million accrued for uncertain tax positions (including $.3 million classified as a current liability).  Substantially all of this net increase had previously been recognized as a component of our deferred income taxes.  Of the $56.9 million amount we had recognized for uncertain tax positions at January 1, 2007, $55.3 million was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as a reduction in our retained earnings in accordance with the transition provisions of the new standard.  In addition, the benefits associated with approximately $58.6 million of our reserves for uncertain tax positions at June 30, 2007 would, if recognized, affect our effective income tax rate.  We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Taiwan, Belgium and Norway.  Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Germany, Canada and Taiwan; 2001 for Belgium and 1996 for Norway.

Planned Major Maintenance Activities - In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which we adopted in the fourth quarter of 2006.  Under FSP No. AUG AIR-1 we are no longer permitted to accrue in advance for planned major maintenance.  In the past our Chemicals Segment accrued in advance for planned major maintenance.  We retroactively adjusted our financial statements to reflect the direct expense method of accounting for planned major maintenance expense for prior periods in compliance with the new standard.  The effect of adopting the FSP on our previously reported Consolidated Financial Statements is contained in our 2006 Annual Report.

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

We have three consolidated operating segments:

•
Chemicals– Our chemicals segment is operated through our majority ownership of Kronos.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.

•
Component Products– We operate in the component products industry through our majority ownership of CompX.  CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in office furniture, transportation, tool storage and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.

•
Waste Management– WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment and, storage of hazardous, toxic and low level radioactive waste as well as the disposal of hazardous, toxic and certain low level radioactive waste.  WCS is in the process of seeking to obtain regulatory authorization to expand its low-level and mixed low-level radioactive waste disposal capabilities.

On March 26, 2007 we completed a special dividend of the TIMET common stock we owned to our stockholders.  We accounted for our 35% interest in TIMET by the equity method through March 31, 2007.  As a result we now own approximately 1% of TIMET’s outstanding common stock.  Accordingly we now account for our share of TIMET common stock as available-for-sale marketable securities carried at fair value.  See Note 5 to the Condensed Consolidated Financial Statements.  TIMET is a leading global producer of titanium sponge, melted products and milled products.  Titanium is used for a variety of commercial, aerospace, military, medical and other emerging markets.  TIMET is also the only titanium producer with major production facilities in both of the world’s principal titanium markets: the U.S. and Europe.

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

•	Competitive products and substitute products;
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation of our competitors;
•	The extent to which our subsidiaries were to become unable to pay us dividends;
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew or refinance credit facilities;

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

Net Income Overview

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2007 -

We reported a net loss of $4.9 million, or $.04 per diluted share, in the second quarter of 2007 compared to net income of $17.7 million, or $.15 per diluted share, in the second quarter of 2006.  Our diluted earnings per share decreased from 2006 to 2007 primarily due to the net effects of:

•	an income tax charge recognized by our Chemicals Segment in 2007;
•	a charge in 2006 from the redemption of our 8.875% Senior Secured Notes;
•	certain income tax benefits recognized by our Chemicals Segment in 2006;
•	the elimination of equity in earnings from TIMET due to the distribution of our TIMET shares in the first quarter of 2007;
•	lower interest expense in 2007 resulting from the April 2006 refinancing of our Senior Notes;
•	lower dividend income from Amalgamated Sugar Company in 2007 as they completed the additional dividend they owed to us during 2006; and
•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments.

Our net income in 2006 includes (net of tax and minority interest):

•	a charge related to the redemption of our 8.875% Senior Secured Notes of $.09 per diluted share; and
•
an aggregate income tax benefit of $.07 per diluted share associated with our Chemicals Segments’ operations related to the withdrawal of certain income tax assessments previously made by the Belgium and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgium operations and the enactment of a reduction in Canadian federal income tax rates.

Our net income in 2007 includes a charge of $.05 per diluted share (net of tax and minority interest) related to the adjustment of certain German tax attributes within our Chemicals Segment.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2007

We reported net income of $21.2 million, or $.18 per diluted share, in the first six months of 2007 compared to net income of $41.1 million, or $.35 per diluted share, in the first six months of 2006.  Our diluted earnings per share decreased from 2006 to 2007 primarily due to the net effects of:

•	an income tax charge recognized by our Chemicals Segment in 2007;
•	a charge in 2006 from the redemption of our 8.875% Senior Secured Notes;
•	certain income tax benefits recognized by our Chemicals Segment in 2006;
•	lower equity in earnings from TIMET due to the distribution of our TIMET shares in the first quarter of 2007;
•	lower interest expense in 2007 resulting from the April 2006 refinancing of our Senior Notes;
•	lower dividend income from Amalgamated Sugar Company in 2007 as they completed the additional dividend they owed to us during 2006; and
•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments.

Our net income in 2006 includes (net of tax and minority interest):

•	a charge related to the redemption of our 8.875% Senior Secured Notes of $.09 per diluted share;
•
an aggregate income tax benefit of $.07 per diluted share associated with our Chemicals Segments’ operations related to the withdrawal of certain income tax assessments previously made by the Belgium and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgium operations and the enactment of a reduction in Canadian federal income tax rates; and

•	income of $.01 per diluted share related to certain insurance recoveries recognized by NL.

Our net income in 2007 includes (net of tax and minority interest):

•	a charge of $.05 per diluted share related to the adjustment of certain German tax attributes within our Chemicals Segment; and
•	income of $.01 per diluted share related to certain insurance recoveries recognized by NL.

Current Forecast for 2007 –

We expect to report a loss for the full year 2007 primarily due to German tax law changes enacted in July of 2007 (more fully discussed below) which we expect to create additional tax expense of approximately $86 million in the third quarter of 2007.  In addition we expect lower operating income for the full year 2007 compared to 2006 due to:

•	lower equity in earnings from TIMET resulting from the March 2007 distribution of our TIMET shares to our stockholders;
•	lower expected operating income across all of our segments in 2007; and
•	the gain from the land we sold in 2006.

Segment Operating Results - 2006 Compared to 2007 –

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

The factors having the most impact on our reported operating results are:

•	Our TiO2 average selling prices;
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar);
•	Our TiO2 sales and production volumes; and
•	Our manufacturing costs, particularly maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are TiO2 average selling prices, and levels of TiO2 sales and production volumes.

	Three months ended June 30,			Six months ended June 30,
	2006	2007	% Change	2006	2007	% Change
	(Dollars in millions)

Net sales	$345.1	$342.6	(1)%	$649.4	$656.6	1%
Cost of sales	268.0	279.7	4	500.0	524.1	5

Gross margin	$77.1	$62.9	(19)%	$149.4	$132.5	(11)%

Operating income	$33.2	$24.6	(26)%	$66.4	$54.9	(17)%

Percent of net sales:
Cost of goods sold	78%	82%		77%	80%
Gross margin	22	18		23	20
Operating income	10	7		10	8

Ti02 operating statistics:
Sales volumes*	139	137	(2)%	264	262	(1)%
Production volumes*	130	128	(2)	257	261	2

Percent change in net sales:
Ti02 product pricing			(4)%			(3)%
Ti02 sales volumes			(2)			(1)
Ti02 product mix			1			-
Changes in currency exchange rates			4			5

Total			(1)%			1%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales declined slightly in the second quarter of 2007 compared to the second quarter of 2006 primarily due to decreases in average Ti02 selling prices and a 2% decrease in sales volumes offset somewhat by the impact of favorable changes in currency exchange rates, which increased sales by approximately $15 million, or 4% in the quarter.  Sales for the first six months of 2007 increased slightly over the same period in 2006 as the impact of favorable changes in currency exchange rates, which increased sales by approximately $31 million, or 5%, more than offset the decline in selling prices and sales volumes in the period.   We expect average selling prices in the second half of 2007 will continue to trend downward and be lower than the average selling prices in the first half of 2007.

Sales volumes in both the second quarter and first six months of 2007 declined over the prior periods as sales volumes declines in North America as a result of decreased demand more than offset increased sales volumes in Europe and export markets.  We expect overall demand for TiO2 will continue to remain high for the remainder of the year in Europe and export markets, and somewhat weaker in North America.

Cost of Sales - Our Chemicals Segment’s cost of sales increased in second quarter and first six months of 2007 compared to the same periods last year primarily due to the impact of an increase in utility costs, primarily energy costs (which increased 2% in the first six months of 2007 compared to 2006), an increase in raw material costs (which increased 1% in the first six months of 2007 compared to 2006) and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased in the first six months of 2007 compared to 2006 as the unfavorable effects of higher raw material and other operating costs and lower average TiO2 selling prices more than offset the favorable effect of higher TiO2 production volumes.  TiO2 production volumes increased 2% in the first six months of 2007 compared to the same period of 2006.  Our operating rates were near full capacity in both periods, and our TiO2 production volumes in the first six months of 2007 were a new record for us.

Operating Income - Our Chemicals Segment’s operating income declined in both the second quarter and the first six months of 2007 primarily due to of the decrease in gross margin.  Our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily raw materials and energy costs) and lower sales volumes.  Changes in currency rates have positively affected our gross margin and operating income.  We estimate the positive effect of changes in foreign currency exchange rates increased operating income by $4 million and $7 million in the second quarter and first six months of 2007, respectively, compared to the same period in 2006.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of goods sold.  We recognized an additional $8.1 million and $1.8 million in the first six months of 2006 and 2007, respectively. These amounts reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.  Certain of the basis differences became fully amortized in the third quarter of 2006, and as a result the amortization of our purchase accounting adjustments is lower in 2007 as compared to 2006.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income in 2007 as compared to 2006.

	Increase
	Three months ended June 30, 2007 vs. 2006	Six months ended June 30, 2007 vs. 2006
	(in millions)

Impact on:
Net sales	$15	$31
Operating income	4	7

Outlook - Through our debottlenecking program, we have added capacity to our Chemicals Segment’s German chloride-process facility, and equipment upgrades and enhancements in several locations have allowed us to reduce downtime for maintenance activities.  Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures.  We believe our annual attainable TiO2 production capacity for 2007 is approximately 525,000 metric tons, with some additional capacity expected to be available in 2008 through our continued debottlenecking efforts.

We expect our Chemicals Segments’ income for the remainder of 2007 will be lower than 2006.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Component Products -

The key performance indicator for our Component Products Segment is operating income margin.

	Three months ended June 30,			Six months ended June 30,
	2006	2007	% Change	2006	2007	% Change
	(Dollars in millions)

Net sales	$50.2	$45.3	(10)%	$97.2	$88.8	(9)%
Cost of sales	37.8	33.4	(12)	73.2	64.8	(11)

Gross margin	$12.4	$11.9	(4)%	$24.0	$24.0	-%

Operating income	$5.7	$4.8	(15)%	$10.8	$10.4	(4)%

Percent of net sales:
Cost of goods sold	75%	74%		75%	73%
Gross margin	25	26		25	27
Operating income	11	11		11	12

Net Sales - Our Component Products Segment’s sales decreased in the second quarter and first six months of 2007 as compared to the second quarter and first six months of 2006 primarily due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimal margin and the effect of lower order rates from many of our customers due to unfavorable economic conditions.  For the first six months of 2007 compared to the same period in 2006 the sales decline was partially offset by new sales volumes generated from the April 2006 acquisition of a marine component business.

Cost of Sales - Our Component Products Segment’s cost of goods sold decreased in 2007 as compared to 2006 due to decreased sales volumes.  As a percent of sales, Component Products cost of goods sold was lower in 2007 as compared to 2006 primarily due to improvements in product mix and the full realization in 2007 of certain cost reductions implemented during 2006, offset in part by unfavorable changes in currency exchange rates and increases in raw material costs.

Operating Income – Our Component Products Segment’s gross margin and operating income as a percentage of sales increased in 2007 primarily due to a more favorable product mix as well as decreased operating costs as a result of a continuous focus on reducing costs across all product lines.  Operating income decreased in both the second quarter of 2007 and the first six months of 2007 compared to the same periods in 2006 primarily due to the effect of lower sales and foreign currency expense which negatively impacted operating income by $.7 million in the second quarter and $.5 million in the first six months of 2007.  While we have experienced higher raw material costs, we have mitigated any unfavorable impact to gross margin and operating income through the implementation of sales price increases across most of the products that were affected.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan.  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.    Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effect on our Component Products Segment’s sales and operating income in 2007 as compared to 2006.

	Increase (decrease)
	Three months ended June 30, 2007 vs. 2006	Six months ended June 30, 2007 vs. 2006
	(in millions)

Impact on:
Net sales	$.1	$-
Operating income	(.7)	(.5)

Outlook - Demand is slowing across most product segments as customers react to the condition of the overall economy.  Asian sourced competitive pricing pressures are expected to continue to be a challenge for us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forgo certain segment sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during the remainder of 2007, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Waste Management -

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In millions)

Net sales	$4.3	$1.1	$7.3	$2.6
Cost of goods sold	3.8	3.0	7.9	6.1

Gross margin	$.5	$(1.9)	$(.6)	$(3.5)

Operating loss	$(1.1)	$(3.2)	$(3.7)	$(6.2)

General – We continue to operate WCS’s waste management facility on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low-level radioactive wastes.  We have previously filed license applications for such disposal capabilities with the applicable Texas state agencies, but we are uncertain as to the length of time it will take for the agencies to complete their reviews and act upon our license applications.  We currently believe the applicable state agency will not issue a final decision on our application for byproduct waste material until late 2008, but we do not expect to receive a final decision on our application for low-level and mixed low-level radioactive waste disposal until early 2009.  We do not know if we will be successful in obtaining these licenses.  While the approvals for these licenses are still in progress, we currently have permits which allow us to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

Net Sales and Operating Loss - Our Waste Management Segment’s sales decreased during the second quarter and first six months of 2007 compared to 2006, and our Waste Management operating loss increased, due to lower utilization of our waste management services, primarily due to the completion in 2006 of a few projects that have not yet been replaced with new business in 2007.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating losses, in 2007.  Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows.  Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment.  While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have obtained the licenses discussed above.

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

Equity in Earnings of TIMET – As discussed in Note 5 to the Condensed Consolidated Financial Statements, we completed a special dividend of our TIMET common stock on March 26, 2007.  We now own approximately 1% of TIMET’s common stock, and we account for our investment in TIMET’s common stock as available-for-sale marketable securities carried at fair value in future periods.

We accounted for our interest in TIMET by the equity method through March 31, 2007. Our equity in earnings in TIMET is net of amortization and purchase accounting adjustments made in conjunction with our acquisition of our interest in TIMET.  As a result, our equity in earnings differed from the amount that would have been expected by applying our ownership percentage to TIMET's stand-alone earnings. The net effect of these differences increased our equity in earnings in TIMET  by $2.4 million in the first six months of 2006 and $.6 million in the first six months of 2007.  The percentage increases in our equity in earnings of TIMET in 2007 as compared to the same period in 2006 is lower than the percentage increase in TIMET’s separately-reported net income attributable to common stockholders during the same periods because we owned a lower percentage of TIMET in 2007 as compared to 2006 due to TIMET’s issuance of shares of its common stock, primarily from the conversion of shares of its convertible preferred stock into TIMET common stock and the exercise of options to purchase TIMET common stock held by its employees.

General Corporate Items, Interest Expense, Provision (Benefit) for Income Taxes and Minority Interest - 2007 Compared to 2006

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2006 and 2007 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $7.3 and $14.4 million in the second quarter and first six months of 2006, respectively, compared to $6.3 million and $12.7 million in the second quarter and first six months of 2007, respectively.

In October 2005, we and Snake River amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including us) as compared to levels required under the prior Company Agreement.  Under the new agreement, we should receive aggregate annual distributions from the LLC of approximately $25.4 million.  In addition, because certain specified conditions were met during the fourth quarter of 2005 and all of 2006, the LLC was required to distribute to us an additional $25 million during the 15-month period ending December 31, 2006.  This aggregate $25 million distribution was in addition to the $25.4 million distribution noted above.  We received approximately $6 million of this additional amount in 2006, (including approximately $1.7 million which the LLC paid us during the first six months of 2006).  We expect our interest and dividend income for all of 2007 will be lower than 2006, due to the one-time $6 million in dividend distributions we received from the LLC during 2006.

Insurance Recoveries – Insurance recoveries relate primarily to amounts NL received from certain of its former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by NL.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2006 and 2007 include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from the carriers for past defense costs incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement. Insurance recoveries in 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know if we will be successful in obtaining additional reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.  See Note 13 to our Condensed Consolidated Financial Statements.

Corporate Expenses, Net - Corporate expenses were 28% higher at $11.0 million in the second quarter of 2007 compared $8.6 million in the same period in 2006 and 13% higher at $17.0 million in the first six months of 2007 compared to $15.0 million in the first six months of 2006.  Corporate expenses were higher in both periods primarily due to higher litigation and related expenses at NL partially offset by lower environmental and pension expenses.  We expect corporate expenses in 2007 will be higher than 2006, in part due to higher expected litigation and related expenses at NL.

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

Loss on Prepayment of Debt- In April, 2006 we issued our euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013, and used the proceeds to redeem our euro 375 million aggregate principal amount of 8.875% Senior Secured Notes in May 2006.  As a result of this prepayment, we recognized a $22.3 million pre-tax interest expense in the second quarter of 2006.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  KII has euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding (and had the euro 375 million aggregate principal amount of 8.875% Senior Secured Notes outstanding until May 2006).  The interest expense we recognize on these fixed rate Notes will vary with fluctuations in the euro exchange rate.

Interest expense decreased $3.3 million from $19.2 million in the second quarter of 2006 to $15.9 million in the second quarter of 2007.  Interest expense decreased $4.5 million from $36.0 million in the first six months of 2006 to $31.5 million in the first six months of 2007. Interest expense was lower in the second quarter of 2007 because we replaced the 8.875% Senior Secured Notes with 6.5% Senior Secured Notes during the second quarter of 2006 offset by the effect of having both notes outstanding during May 2006.  This interest savings was enhanced by favorable changes in currency exchange rates in 2007 compared to 2006.

Provision (Benefit) for Income Taxes– Our income tax expense was $13.3 million in the second quarter of 2007 compared to a benefit of $1.1 million in the second quarter of 2006. Our income tax expense for the first six months of 2007 was $33.1 million compared to $18.0 million in the first six months of 2006.  The income tax benefit we recognized in the second quarter of 2006, and the unusually low overall effective income tax rate we recognized in the first six months of 2006, is primarily due to a $12.6 million reduction in our tax contingency reserves related to favorable developments with certain income tax issues related to our German, Belgium and Norwegian operations and a benefit from a reduction of Canadian tax rates. The income tax provision in 2007 includes an $8.7 million charge related to the adjustment of certain German income tax attributes.

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we estimate we will report a decrease in our net deferred tax asset in Germany of approximately $86 million in the third quarter of 2007.  This decrease will be reported as a component of our income tax expense.

See Note 11 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Minority Interest – Minority interest in earnings declined from $2.4 million in the second quarter of 2006 to $.5 million in the second quarter of 2007 and declined from $5.0 million in the first six months of 2006 to $3.0 million in the first six months of 2007, due to lower income at NL, Kronos and CompX.  See Note 12 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows used in our operating activities decreased from $15.0 million in the first six months of 2006 to $11.6 million in the first six months of 2007.  This decrease in cash used was due primarily to the net effects of the following items:

•	higher net cash used by changes in receivables, inventories, payables and accrued liabilities in 2007 of $8.6 million, due primarily to relative changes in Kronos’ inventory levels;
•	lower consolidated operating income in 2007 of $14.4 million, due primarily to the lower earnings in our Chemicals Segment;
•	the $20.9 million call premium we paid in 2006 when we prepaid our 8.85% Senior Secured Notes, which is required to be included in cash flows from operating activities; and
•	lower cash paid for income taxes in 2007 of $17.1 million due in part to the 2006 payment of certain income taxes associated with the settlement of prior year income tax audits.

Changes in working capital were affected by accounts receivable and inventory changes.  Kronos’ average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 68 days at June 30, 2007 due to the timing of collection on higher accounts receivable balances at the end of June.  CompX’s average DSO increased from 41 days at December 31, 2006 to 44 days at June 30, 2007 due to timing of collection on the higher accounts receivable balance at the end of June.  For comparative purposes, Kronos’ average DSO increased from 55 days at December 31, 2005 to 65 days at June 30, 2006, and CompX’s average DSO increased from 40 days to 41 days.

Kronos’ average days sales in inventory (“DSI”) decreased from 68 days at December 31, 2006 to 55 days at June 30, 2007, but relative changes in inventory did not provide any operating cash flows in the first six months of 2007 due to the impact of our increasing costs and currency fluctuations.   CompX’s average DSI increased from 57 days at December 31, 2006 to 70 days at June 30, 2007 primarily due to the higher cost of commodity raw materials at June 30, 2007 combined with lower than expected sales.  For comparative purposes, Kronos’ average DSI decreased from 59 days at December 31, 2005 to 50 days at June 30, 2006 and CompX’s average DSI decreased from 59 days, at December 31, 2005 to 57 days at June 30, 2006 primarily as a result of a lower commodity raw material inventory balance at June 30, 2006 as a result of the utilization of a higher than normal commodity raw material inventory balance acquired in the latter part of 2005.

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Six months ended June 30,
	2006	2007
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$(19.0)	$(.1)
CompX	11.3	5.3
Waste Control Specialists	(2.8)	(6.3)
NL Parent	(2.4)	(4.8)
Tremont	(.8)	(1.7)
Valhi Parent	34.8	32.5
Other	(.1)	(.5)
Eliminations	(36.0)	(36.0)

Total	$(15.0)	$(11.6)

Investing and Financing Activities–

Our Chemicals Segment accounted for approximately $16.6 million of our consolidated capital expenditures in the first six months of 2007, $5.5 million for our Component Products Segment with the remainder of capital expenditures and the entire $4.1 million in capitalized permit costs for our Waste Management Segment.

We purchased the following securities in market transactions during the first six months of 2007:

•	other marketable securities for a net of $17.2 million; and
•	TIMET common stock for $.7 million.

We paid aggregate cash dividends on our common stock of $22.8 million ($.10 per share per quarter) in the first six months of 2007 to our shareholders.  Distributions to minority interest in the first six months of 2007 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, and CompX dividends paid to shareholders other than NL.

We purchased approximately 175,400 shares of our common stock in market transactions for $3.1 million during the first six months of 2007.  We funded these purchases with our available cash on hand. We and some of our subsidiaries issued a nominal amount of common stock upon the exercise of stock options.

Outstanding Debt Obligations

At June 30, 2007, our consolidated third-party indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($535.6 million at June 30, 2007) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	Kronos’ U.S. revolving bank credit facility ($24.3 million outstanding) due in 2008; and
•	approximately $5.3 million of other indebtedness.

We and all of our subsidiaries are in compliance with all of our debt covenants at June 30, 2007.  See Note 7 to the Condensed Consolidated Financial Statements.  At June 30, 2007, only $1.2 million of our indebtedness is due within the next twelve months, and therefore we do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

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

Liquidity –

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2008) and our long-term obligations (defined as the five-year period ending December 31, 2012, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2007, we had credit available under existing facilities of $295 million, which was comprised of:
•	$146 million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$99 million under Valhi’s revolving bank credit facility; and
•	$50 million under CompX’s revolving credit facility.

At June 30, 2007, we had an aggregate of $245.3 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Valhi parent	$61.4
Kronos	45.2
NL parent	96.1
CompX	28.0
Tremont	4.0
Waste Control Specialists	10.6

Total cash, cash equivalents, and marketable securities	$245.3

Amounts included for NL in the table above include the 2.2 million shares of TIMET common stock NL received in our special dividend.  See Note 5 to the Condensed Consolidated Financial Statements.

Capital Expenditures –

We intend to invest a total of approximately $79 million for capital expenditures during 2007.  Capital expenditures are primarily for improvements and upgrades to existing facilities.   We spent $22.9 million though June 30, 2007.

Repurchases of our Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At July 31, 2007 we had approximately 4.4 million shares available for repurchase of our common stock under the authorizations described in Note 9 to the Condensed Consolidated Financial Statements.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Based on the 29.0 million shares of Kronos we held at June 30, 2007 and Kronos’ current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of approximately $29.0 million.  NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at June 30, 2007, we would receive aggregate annual dividends from NL of approximately $20.2 million. We do not expect to receive any distributions from WCS during 2007.

Our subsidiaries have various credit agreements which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

Investment in our Subsidiaries and Affiliates and Other Acquisitions –

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our subsidiaries under the terms of a revolving credit facility that matures in March 2008.  WCS borrowed a net $11.7 million from our subsidiary during the first six months of 2007.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $16.3 million at June 30, 2007 and $4.6 million at December 31, 2006.  We expect that WCS will likely borrow additional amounts during the remainder of 2007 from our subsidiary.

Investment in The Amalgamated Sugar Company LLC –

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

We may, at our option, require the LLC to redeem our interest in the LLC beginning in 2012, and the LLC has the right to redeem our interest in the LLC beginning in 2027.  The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us, if any.  In the event we require the LLC to redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 million loans from Snake River.  Redemption of our interest in the LLC would result in us reporting income related to the disposition of our LLC interest for income tax purposes, although we would not be expected to report a gain in earnings for financial reporting purposes at the time our LLC interest is redeemed.  However, because of Snake River’s ability to call our $250 million loans from Snake River upon the redemption of our interest in the LLC, the net cash proceeds (after repayment of the debt) generated by the redemption of our interest in the LLC could be less than the income taxes that we would be required to pay as a result of the disposition.

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

Recent Accounting Pronouncements

See Note 14 to the Condensed Consolidated Financial Statements

Critical Accounting Policies

There have been no changes in the first six months of 2007 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2006 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, refer to Part I, Item 7A - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report.  There have been no material changes in these market risks during the first six months of 2007.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We also periodically use currency forward contracts to manage risk associated with other currency transactions such as intercompany dividends from foreign subsidiaries.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  To manage our risk, at June 30, 2007 our Chemicals Segment held a series of contracts, with expiration dates ranging from July to December 2007, to exchange an aggregate of U.S. $30 million for Canadian dollars at exchange rates ranging from Cdn. $1.062 to Cdn. $1.065 per U.S. dollar.  At June 30, 2007, our Component Products Segment also had one contract outstanding to manage exchange rate risk to exchange an aggregate of U.S. $2.1 million for Canadian dollars at an exchange rate of Cdn $1.13 per U.S. dollar.  This contract does not qualify for hedge accounting and matured in July 2007.  At June 30, 2007 the actual exchange rate was Cdn. $1.063 per U.S. dollar.  The estimated fair value of such foreign currency forward contracts at June 30, 2007 is not significant.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Internal Control Over Financial Reporting –

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, refer to Note 13 to the Condensed Consolidated Financial Statements, and to our 2006 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835).  In June 2007, the Ohio Supreme Court denied review of the appellate court’s affirmation of the summary judgment order.  This decision concludes the case in our favor.

State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  Please refer to Note 13 to our Condensed Consolidated Financial Statements.

City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1).  In June 2007, the Missouri Supreme Court affirmed the dismissal of this case.  This decision concludes the case in our favor.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  In May 2007, plaintiffs appealed the trial court’s ruling that the contingency fee arrangement between plaintiffs and their counsel was unlawful, and the trail court granted a stay of the case pending resolution of this appeal.

City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066).  The case was tried in May and June 2007, and in June 2007 the jury returned a verdict in favor of NL.  In July 2007, plaintiff filed motions to set aside the verdict and requested a new trial, including a motion to change the verdict.  The court has scheduled a hearing on these motions in September 2007.

In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702).  In June 2007, the New Jersey Supreme Court reversed the appellate court’s ruling on the state’s public nuisance count, with instructions to dismiss the case.  This decision concludes the case in our favor.

Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1).  The time for appeal of the order granting our summary judgment motion has expired.  The decision granting summary judgment concludes the case in our favor.

Jones v. NL Industries, Inc., et al., United States District Court, Northern District of Mississippi (Case No. 4:03cv229-M-B).  In July 2007, the Fifth Circuit Court of Appeals rejected the appeal and thus affirmed the trial court’s decision and verdict.  This decision concludes the case in our favor.

Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB).  In May 2007, the court dismissed the plaintiffs’ fraudulent concealment count.

City of E. Cleveland, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Cuyahoga County, Ohio, Case No. CV06602785); and City of Cincinnati, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Hamilton County, Ohio, Case No. A 0611226).  In June 2007, each of these Cities voluntarily dismissed their respective case without prejudice.

City of Lancaster, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Fairfield County, Ohio, Case No. 2006 CV 01055); City of Toledo, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Lucas County, Ohio, Case No. G-4801-CI-200606040-000); and Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480).  In May 2007, each of the courts stayed these cases pending a decision by the Ohio Supreme Court, which was issued on August 1, 2007, upholding the enactment of 2006 SB 117, a bill which clarified the State’s product liability law, as applicable to public nuisance actions.

State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 07 CVC 04 4587).  In May 2007, this case was consolidated with the Columbus case.

City of Canton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2006CV05048).  In May 2007, the court granted the Stark County Housing Authority’s motion to intervene.  Also in May, the court consolidated the City ofMassillon case, which was also pending before the court, with this case.  In July 2007, the court heard arguments on the defendants’ motion to dismiss and took the matter under advisement.

City of Massillon, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2007CV01224).  In May 2007, this case was consolidated with the Canton case.

City of Youngstown, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Mahoning County, Ohio, Case No. 2007 CV 01167); City of Athens, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Athens County, Ohio, Case No. 07CI136); and City of Dayton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Montgomery County, Ohio, Case No. 2007 CV 02701).  In May 2007, defendants in each of these cases filed a motion to dismiss the case.

Circuit Court cases in Milwaukee County, Wisconsin.  During the second quarter of 2007, four of the cases were removed to Federal court.

In June 2007, we were served with crossclaims by a third-party defendant in Michel et al. v. Brothers Services, Inc. et al. (Superior Court of New Jersey, Monmouth County, New Jersey, Case No. MON-L-2240-07).  Plaintiffs, a minor child and his parents, seek damages for injuries purportedly caused by lead on the surfaces of the home in which they reside.  We intend to deny all liability and to defend against all of the cross claims vigorously.

The Quapaw Tribe of Oklahoma et al. v. Blue Tee Corp. et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)), formerly The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al.  In June 2007, plaintiffs amended the complaint to drop the class allegations.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  In May 2007, we moved to dismiss several plaintiffs who failed to respond to discovery requests.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2006 Annual report.  There have been no material changes to such risk factors during the first six months of 2007.

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

The following table discloses certain information regarding the shares of our common stock we purchased during June of 2007 (there were no purchases during April or May 2007).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

June 1, 2007 to June 30, 2007	73,700	$15.06	73,700	4,413,700

Item 4.                           Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Shareholders was held on May 31, 2007.  Thomas E. Barry, Norman S. Edelcup, W. Hayden McIlroy, Glenn R. Simmons, Harold C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes “for” their election from at least 97.6% of the 114.2 million common shares eligible to vote at the Annual Meeting.

Item 6.                           Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date August 8, 2007	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date August 8, 2007	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)