Form 10-K
period 2007-12-31
VALHI INC /DE/
filed 2008-03-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2007

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X   No

Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer     Accelerated filer  X  non-accelerated filer     smaller reporting company    .

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

The aggregate market value of the 7.3 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2007 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $119.7 million.

As of February 29, 2008, 113,679,278 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Valhi, Inc.
(NYSE: VHI)
December 31, 2007
59%
83%
100%
Kronos Worldwide, Inc.
(NYSE: KRO)
(Chemicals)
36%
NL Industries, Inc.
(NYSE: NL)
Waste Control
Specialists LLC
(Waste Management)
86%
CompX International Inc.
(NYSE: CIX)
(Component Products)

PART I

ITEM 1.   BUSINESS

Valhi, Inc. (NYSE: VHI) is primarily a holding company.  We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc. and Waste Control Specialists LLC (“WCS”).  Prior to March 26, 2007 we were also the largest shareholder of Titanium Metals Corporation (“TIMET”), although we owned less than a majority interest and we accounted for our investment in TIMET by the equity method.  On February 28, 2007 our board of directors declared a special dividend of all of the TIMET common stock we owned.  The special dividend was paid on March 26, 2007 to stockholders of record as of March 12, 2007.  After completion of the dividend, we own approximately 1% of TIMET primarily through our NL subsidiary.  See Note 3 to our Consolidated Financial Statements.  Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE: CIX) each file periodic reports with the U.S. Securities and Exchange Commission (“SEC”).

Our principal executive offices are located at Three Lincoln Center, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Our telephone number is (972) 233-1700.  We maintain a worldwide website at www.valhi.net.

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation.  We are majority owned by a subsidiary of Contran, which owns approximately 93% of our outstanding common stock at December 31, 2007.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Key events in our history include:
•	1979 – Contran acquires control of LLC;
•	1981 - Contran acquires control of our other predecessor company;
•	1982 - Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
•	1984 - Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
•	1986 - Contran acquires control of NL, which at the time owns 100% of Kronos and a 50% interest in TIMET;
•	1987 - LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
•	1988 - NL spins-off an entity that includes its investment in TIMET;
•	1995 - WCS begins start-up operations;
•	1996 - TIMET completes an initial public offering;
•	2003 – NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
•	2004 through 2005 - NL distributes Kronos shares to its shareholders, including us, through quarterly dividends; and
•	2007 – We distribute all of our TIMET common stock to our shareholders through a stock dividend.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Valhi, Inc. and its subsidiaries, taken as a whole.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.   Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact.  Statements are found in this report including, but not limited to, statements found in Item 1 - "Business," Item 1A – “Risk Factors,” Item 3 - "Legal Proceedings," Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

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

Segments

We have three consolidated operating segments at December 31, 2007:

Chemicals Kronos Worldwide, Inc.
Our chemicals segment is operated through our majority ownership of Kronos.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2, which imparts whiteness, brightness and opacity, is used for a variety of manufacturing applications including: plastics, paints, paper and other industrial products.  Kronos has production facilities in Europe and North America.  TiO2 sales were over 90% of Kronos’ sales in 2007.

Component Products CompX International Inc.
We operate in the component products industry through our majority ownership of CompX.  CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.  CompX has production facilities in North America and Asia.

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

For additional information about our segments and equity investments see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 7 to our Consolidated Financial Statements.

CHEMICALS SEGMENT - KRONOS WORLDWIDE, INC.

Business Overview -   Through our majority owned subsidiary, Kronos, we are a leading global producer and marketer of value-added TiO2, which is a white inorganic pigment used to impart whiteness, brightness and opacity for products such as coatings, plastics, paper, fibers, food, ceramics and cosmetics.  Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years.  TiO2 is considered a "quality of life" product with demand and growth affected by gross domestic product and overall economic conditions in various regions of the world.  We produce TiO2 in four facilities in Europe and two facilities in North America, including one facility in the U.S. that is owned by a 50/50 joint venture.  We also mine ilmenite, the raw material used in the production of TiO2, in Norway.

TiO2’s value is in its whitening properties and hiding power (opacity), which is the ability to cover or mask other materials effectively and efficiently.  TiO2 is the largest commercially used whitening pigment by volume because it provides more hiding power than any other commercially produced white pigment due to its high refractive index rating.  In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation.  We ship TiO2 to our customers in either a powder or slurry form via rail, truck or ocean carrier.

Approximately one-half of our 2007 TiO2 sales volumes was to Europe.  We believe we are the second-largest producer of TiO2 in Europe, with an estimated 20% of European TiO2 sales volumes.  We estimated we had 15% of North American TiO2 sales volumes.

Per capita consumption of TiO2 is greatest in the United States and Western Europe and far exceeds consumption in other areas of the world. We expect these markets to continue to be the largest consumers of TiO2 for the near future.  It is probable significant markets for TiO2 could emerge in Eastern Europe, the Far East, India or China, as the economies in these regions continue to develop.

Manufacturing, Operations and Products – We produce TiO2 using two different methods: the chloride process and the sulfate process.  The chloride process, which begins with raw natural rutile ore or purchased slag as the base, utilizes newer technology, is less labor intensive, requires less energy and results in less waste.  The chloride process produces rutile TiO2 which is preferred for the majority of customer applications because it has a bluer undertone and higher durability than sulfate process rutile TiO2.  Chloride process rutile TiO2 is preferred for use in coatings and plastics, the two largest end-use markets.  As a result approximately three-fourths of the TiO2 we produce is chloride based rutile.  For the overall TiO2 industry, chloride based TiO2 sales have increased relative to sulfate process pigments over the last several years.  The sulfate process, which begins with ilmenite ore or purchased slag as a base, produces both rutile and anatase TiO2.  Anatase TiO2 is a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics applications.

After the intermediate TiO2 pigment is produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  We currently produce over 40 different TiO2 grades, sold under our Kronos™ trademark, which provide a variety of performance properties to meet our customers' specific requirements.  Our major customers include domestic and international paint, plastics and paper manufacturers.  Directly and through our distributors and agents, we sell and provide technical services for our products to over 4,000 customers in over 100 countries, with the majority of our sales in Europe and North America.

We believe there are no effective substitutes for TiO2.  Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of end-use markets as white pigments, however the opacity in these products is not able to duplicate the performance characteristics of TiO2.  Therefore, we believe these products are not an effective substitute for TiO2.

Over the last 10 years we have focused on expanding our annual production capacity by obtaining additional operating efficiencies at our existing plants through modest capital expenditures.   In 2007, we produced 512,000 metric tons of TiO2 compared to 516,000 metric tons 2006.  Our production records include our 50% share of TiO2 produced at our joint-venture owned Louisiana facility.  We believe our attainable production capacity for 2008 is approximately 532,000 metric tons with some slight additional capacity available in 2009, through our continued debottlenecking efforts.

TiO2 sales were about 90% of our total Chemicals sales in 2007.  The remaining 10% of our total chemical sales is comprised of other products that are complementary to our Ti02 business.  These products are as follows:

•
We own and operate an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term, and we are currently excavating a second mine located near the first mine.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of our European sulfate-process plants.  We also sell ilmenite ore to third-parties, some of whom are our competitors.  The mines have estimated aggregate reserves that are expected to last for at least another 60 years.

•
We manufacture and sell iron-based chemicals, which are co-products and processed co-products of the TiO2 pigment production process.  These co-product chemicals are marketed through our Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate products are used primarily in pearlescent pigments.

Our Chemicals Segment operated the following TiO2 facilities, two slurry facilities and an ilmenite mine at December 31, 2007.

Location	Description
Leverkusen, Germany (1)	Chloride and sulfate process TiO2 production
Nordenham, Germany	Sulfate process TiO2 production
Langerbrugge, Belgium	Chloride process TiO2 production
Fredrikstad, Norway (2)	Sulfate process TiO2 production
Varennes, Quebec	Chloride and sulfate process TiO2 production, slurry facility
Lake Charles, Louisiana (3)	Chloride process TiO2 production
Lake Charles, Louisiana	Slurry facility
Hauge I Dalane, Norway (4)	Ilmenite mine

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-third of our current Ti02 production capacity, but we lease the land under the facility from Bayer AG under a long term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years.
(3)	We operate this facility in a 50/50 joint venture with Huntsman Holdings LLC. See Note 7 to the Consolidated Financial Statements.
(4)	We are currently excavating a second mine located near our current mine in Norway.

We produce our iron-based chemicals products in Germany, Norway and Belgium, and we produce our titanium chemicals products in Belgium and Canada.  Our Chemicals Segment also leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe.

Raw Materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine and coke are available from a number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited, but increasing, number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States.  We purchased chloride process grade slag in 2007 from Rio Tinto Iron and Titanium, under a long-term supply contract that expires at the end of 2011.  We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2009.  We expect to successfully obtain long-term extensions to those and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid.  Titanium-containing feed stock suitable for use in the sulfate process is available from a limited number of suppliers, principally in Norway, Canada, Australia, India and South Africa.  We are one of the few vertically integrated producers of sulfate process TiO2.  We own and operate a rock ilmenite mine in Norway which supplied all the ilmenite used in our European sulfate process TiO2 in 2007. We expect ilmenite production from our mine to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process TiO2, we purchase sulfate grade slag, primarily from Q.I.T. Fer et Titane Inc. (also a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2009 and Tinfos Titan and Iron KS of Norway under a supply contract that expires in 2010. We expect these contracts will meet our sulfate process feedstock requirements over the next few years. Sulfuric acid is available from a number of suppliers.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  We are not required to purchase feedstock in excess of amounts we would reasonably consume in a year.  Raw material pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials procured or mined in 2007.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants -
purchased slag or natural rutile ore	470

Sulfate process plants:
Raw ilmenite ore mined and used internally	311
Purchased slag	25

Ti02 Manufacturing Joint Venture - We hold a 50% interest in a manufacturing joint venture with a subsidiary of Huntsman Corporation (NYSE: HUN). The joint venture owns and operates a chloride process TiO2 facility in Lake Charles, Louisiana.  We share production from the facility equally with Huntsman pursuant to separate offtake agreements.

A supervisory committee composed of four members, two of whom we appoint and two of whom are appointed by Huntsman, directs the business and affairs of the joint venture, including production and output decisions.  Two general managers, one we appoint and one appointed by Huntsman, manage the joint venture operations acting under the direction of the supervisory committee.

We are required to purchase one-half of the TiO2 produced by the joint venture.  Because we do not control the joint venture, it is not consolidated in our Consolidated Financial Statements; instead we use the equity method to account for our interest.  The joint venture operates on a break-even basis, and therefore we do not have any equity in earnings from the joint venture.  With the exception of raw material costs and packaging costs for the pigment grades produced, we share all costs and capital expenditures of the joint venture equally with Huntsman.  Our share of the net costs is reported as cost of sales as the related TiO2 is sold.  See Note 7 to our Consolidated Financial Statements for additional financial information.

Patents and Trademarks – We hold patents for products and production processes which we believe are important to our continuing business activities.  We seek patent protection for technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties.  Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from 2 to 19 years.  We actively protect our intellectual property rights, including our patent rights, and from time to time we are engaged in disputes relating to the protection and use of intellectual property relating to our products. We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology, and our business could be harmed if we fail to maintain confidentiality of trade secrets used in this technology.

Our major trademarks, including KronosTM, are protected by registration in the United States and elsewhere for products we manufacture and sell.

Sales – We sell to a diverse customer base, with no single customer makes up more than 10% of our Chemicals Segment’s sales in 2007.  Our ten largest Chemicals Segment customers accounted for approximately 27% of the Chemicals Segment’s 2007 sales.  Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, our sales are slightly seasonal with TiO2 sales generally higher in the first half of the year.

Competition - The TiO2 industry is highly competitive, with five major producers including us.  Our four largest competitors are: E.I. du Pont de Nemours & Co. ("DuPont"), National Titanium Dioxide Company Ltd. (Cristal), Tronox Incorporated and Huntsman.  These four largest competitors, plus the next largest producer Ishihara Sangyo Kaisha, Ltd., have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 22% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%.  DuPont has about one-half of total North American TiO2 production capacity and is our principal North American competitor.

We compete primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of our TiO2 grades and substantially all of our production are considered commodity pigments with price generally being the most significant competitive factor.  We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 12% of worldwide TiO2 sales volumes in 2007.  Overall, we are the world's fifth-largest producer of TiO2.

Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction.  DuPont has announced its intention to build a TiO2 facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2011, at the earliest.

We expect that industry capacity will increase as we and our competitors continue to debottleneck our existing facilities.  We expect the average annual increase in industry capacity from announced debottlenecking projects to be less than the average annual demand growth for TiO2 during the next three to five years.  However, we do not know if future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to our expectations.  If actual developments differ from our expectations, ours and the TiO2 industry's performances could be unfavorably affected.

Research and Development - Our research and development activities are focused primarily on improving both the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications.  We conduct our research and development activities primarily at our Leverkusen, Germany facility.  We spent approximately $9 million in 2005, $11 million in 2006 and $12 million in 2007 on these activities and certain technical support programs.

We are continually improving the quality of our finished grades, and we have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycle.  Since 2002, we have added 14 new grades for plastics, coatings, fiber or paper laminate applications.

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

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and foreign statutes.  Typically we establish compliance programs to resolve such matters.  Occasionally, we may pay penalties, but to date such penalties have not had a material adverse effect on our consolidated financial position, results of operations or liquidity.  We believe all of our facilities are in substantial compliance with applicable environmental laws.

Capital expenditures in 2007 related to ongoing environmental compliance, protection and improvement programs were $5.6 million, and are currently expected to be approximately $7 million in 2008.

Employees - As of December 31, 2007, our Chemicals Segment employed the following number of people:

Europe	1,940
Canada	410
United States(1)	50
Total	2,400

(1) Excludes employees of our Louisiana joint venture.

Our hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions under labor agreements with various expiration dates.  Our European union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually.  Our Canadian union employees are covered by a collective bargaining agreement that expires in June 2010.

COMPONENT PRODUCTS SEGMENT - COMPX INTERNATIONAL INC.

Business Overview - Through our majority-owned subsidiary, CompX, we are a leading global manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  We are also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry as a result of the acquisition of two performance manufacturers in August 2005 and April 2006.  See Note 3 to the Consolidated Financial Statements.  Our products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to our customers.

Manufacturing, Operations and Products - We manufacture locking mechanisms and other security products for sale to the postal, transportation, furniture, banking, vending, and other industries.  We believe that we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  Our security products are used in a variety of applications including ignition systems, mailboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture and medical cabinet security. These products include:

•	disc tumbler locks, which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms, which are more costly to produce and are used in applications requiring higher levels of security, including our KeySet high security system, which allows the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
our innovative eLock® electronic locks, which provide stand alone security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, or keypad credentials.

A substantial portion of our security products’ sales consist of products with specialized adaptations to individual manufacturer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers which is offered through a North American distribution network with our STOCK LOCKS distribution program to lock distributors and for smaller original equipment manufacturers (“OEMs”).

We manufacture a complete line of furniture components (precision ball bearing slides and ergonomic computer support systems) for use in applications such as computer related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, appliances and other applications.  These products include:

•	our patented Integrated Slide Lock, which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;
•	our patented adjustable Ball Lock, which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement;
•	our Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers;
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

We also manufacture and distribute marine instruments, hardware and accessories for performance boats.  Our specialty marine component products are high performance components designed to operate within precise tolerances in the highly corrosive marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers, other exhaust components and billet accessories; and
•	high performance gauges and related components such as GPS speedometers, throttles, controls, tachometers and panels.

Our Component Products segment operated the following manufacturing facilities at December 31, 2007.

Furniture Components	Security Products	Marine Components
Kitchener, Ontario	Mauldin, SC	Neenah, WI
Byron Center, MI	Grayslake, IL	Grayslake, IL
Taipei, Taiwan

We also lease a distribution facility located in California.

Raw Materials – Our primary raw materials are:

•	zinc (used in the manufacture of locking mechanisms);
•	coiled steel (used in the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	stainless steel (used in the manufacture of exhaust headers and pipes and other marine components); and
•	plastic resins (used for injection molded plastics in the manufacture of ergonomic computer support systems).

These raw materials are purchased from several suppliers and are readily available from numerous sources.

We occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes.  We utilize purchase arrangements to stabilize our raw material prices, provided we meet the specified minimum monthly purchase quantities. Raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by our products, it is often difficult to recover all increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins can be affected by such raw material cost pressures.  Steel and zinc prices are cyclical, reflecting overall economic trends and specific developments in consuming industries and are currently at historically high levels.

Patents and Trademarks – Our Component Products Segment holds a number of patents relating to its component products, certain of which we believe are important to our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 15 years at December 31, 2007.    Our major trademarks and brand names include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	National Cabinet Lock®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline®	Custom Marine Stainless
Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	STOCK LOCKS®	The #1 Choice in
Components Limited®	KeSet®	Performance Boating®
	TuBar®	Mega Rim™
	ACE II®	Race Rim™
eLocks®

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

In 2007, our ten largest customers accounted for approximately 31% of our total sales; however, no one customer accounted for sales of 10% or more in 2007.  Of the 31%, 13% was related to security products and 18% was related to furniture components and overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

Competition – The markets in which our Component Products Segment competes are highly competitive.  We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support.  We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are placed at a premium by the customer.

Our performance marine components business unit’s products compete with small domestic manufacturers and is minimally affected by foreign competitors.  Our security products and furniture components business units’ products compete against a number of domestic and foreign manufacturers.  Suppliers, particularly the foreign furniture components suppliers, have put intense price pressure on our products.  In some cases, we have lost sales to these lower cost foreign manufacturers.  We have responded by: shifting the manufacture of some products to our lower cost facilities; working to reduce costs and gain operational efficiencies through workforce reductions and process improvements in all of our facilities; and by working with our customers to be their value-added supplier of choice by offering customer support services which foreign suppliers are generally unable to provide.

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

Employees - As of December 31, 2007, we employed the following number of people:

United States	636
Canada(1)	259
Taiwan	134
Total	1,029

(1) Approximately 75% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2009 which provides for annual wage increases from 1% to 2.5% over the term of the contract.

We believe our labor relations are good at all of our facilities.

WASTE MANAGEMENT SEGMENT - WASTE CONTROL SPECIALISTS LLC

Business Overview – Our Waste Management Segment was formed in 1995 and in early 1997 we completed construction of the initial phase of our waste disposal facility in West Texas.  The facility is designed for the processing, treatment, storage and disposal of certain hazardous and toxic wastes.  We received the first wastes for disposal in 1997. Subsequently, we have expanded our permitting authorizations to include the processing, treatment and storage of low-level and mixed low-level radioactive wastes and the disposal of certain types of exempt low-level radioactive wastes.

We currently operate our waste disposal facility on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct 11.e(2) waste material and for a broad range of low-level and mixed low-level radioactive wastes.

Facility, Operations and Services - Our Waste Management Segment has permits by the Texas Commission on Environmental Quality ("TCEQ") and the U.S. Environmental Protection Agency ("EPA") to accept hazardous and toxic wastes governed by RCRA and TSCA.  In October 2005, our RCRA permit was renewed for a new ten-year period.  Likewise in September 2005, our five-year TSCA authorization was renewed for a new five-year period.  Our RCRA permit and TSCA authorization are subject to additional renewals by the agencies assuming we remain in compliance with the provisions of the permits.

In November 1997, the Texas Department of State Health Services (“TDSHS”) issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed low-level radioactive wastes.  In June 2007, the TDSHS regulatory authority for this license was transferred to TCEQ.  The current provisions of this license generally enable us to accept such wastes for treatment and storage from U.S. commercial and federal generators, including the Department of Energy ("DOE") and other governmental agencies.  We accepted the first shipments of such wastes in 1998.  We have obtained additional authority to dispose of certain categories of low-level radioactive material including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing).

Our waste disposal facility also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the EPA or other regulatory bodies.  Our 20,000 square foot treatment facility provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous, toxic and mixed low-level radioactive wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities.  Treatment operations involve processing wastes through one or more chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements.  Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and results in the transformation of waste into inert materials through one or more of these chemical processes.  Certain treatment processes involve technology which we may acquire, license or subcontract from third parties.

Once treated and stabilized, waste is either (i) placed in our landfill, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for final disposition.  Only waste that meets certain specified regulatory requirements can be disposed of in our fully-lined landfill, which includes a leachate collection system.

We operate one Waste Management facility located on a 1,338-acre site in West Texas, which we own.  The site is permitted for 5.4 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes.  We also own approximately 13,500 acres of additional land surrounding the permitted site, a small portion of which is located in New Mexico, which is available for future expansion.  We believe our facility has superior geological characteristics which make it an environmentally-desirable location for this type of waste disposal.  The facility is located in a relatively remote and arid section of West Texas.  The possibility of leakage into any underground water table is considered highly remote because the ground is composed of triassic red bed clay.  However, we do not believe there are any underground aquifers or other usable sources of water below the site based in part on extensive drilling by the oil and gas industry and our own test wells.

Sales – Our Waste Management Segment’s target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate hazardous, mixed low-level radioactive and other wastes.  We employ our own salespeople to market our services to potential customers.

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

Regulatory and Environmental Matters - While the waste management industry has benefited from increased governmental regulation, it has also become subject to extensive and evolving regulation by federal, state and local authorities.  The regulatory process requires Waste Management businesses to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process.  Individuals as well as companies may oppose the granting of permits.  In addition, governmental policies and the exercise of broad discretion by regulators are subject to change.  It is possible our ability to obtain and retain permits on a timely basis could be impaired in the future.  The loss of an individual permit or the failure to obtain a permit could have a significant impact on our Waste Management Segment’s future operating plans, financial condition, results of operations or liquidity, especially because we only own and operate one disposal site.  For example, adverse decisions by governmental authorities on our permit applications could cause us to abandon projects, prematurely close our facility or restrict operations.  We expect our RCRA permit and our license from the TCEQ, as amended, to expire in 2015 and our TSCA authorization to expire in 2010.  Such permits, licenses and authorizations can be renewed subject to compliance with the requirements of the application process and approval by the TCEQ or EPA, as applicable.

Prior to June 2003, Texas state law prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed low-level radioactive waste to a private enterprise operating a disposal facility. In June 2003, a new Texas state law was enacted that allows the TCEQ to issue a low-level radioactive waste disposal license to a private entity, such as us. Our Waste Management Segment is the only entity to apply for such a license with the TCEQ.  The application was declared administratively complete by the TCEQ in February 2005.  The TCEQ began its technical review of the application in May 2005.  In October 2007 we received notification that the TCEQ had prepared a draft license for the disposal of byproduct material at our facility and made the preliminary decision that this license met all statutory and regulatory requirements.  We are uncertain as to the length of time it will take for the draft byproduct waste material license to become final and for agencies to complete their reviews and act upon our other license applications.  We currently believe the applicable state agency will not issue a final decision on our application for byproduct waste material until late 2008, and we do not expect to receive a final decision on our application for low-level and mixed low-level radioactive waste disposal until 2009.  We do not know if we will be successful in obtaining these licenses.

From time to time federal, state and local authorities have proposed or adopted other types of laws and regulations for the waste management industry, including laws and regulations restricting or banning the interstate or intrastate shipment of certain waste, changing the regulatory agency issuing a license, imposing higher taxes on out-of-state waste shipments compared to in-state shipments, reclassifying certain categories of hazardous waste as non-hazardous and regulating disposal facilities as public utilities.  Certain states have issued regulations that attempt to prevent waste generated within that particular state from being sent to disposal sites outside that state.  The U.S. Congress has also considered legislation that would enable or facilitate such bans, restrictions, taxes and regulations.  Due to the complex nature of industry regulation, implementation of existing or future laws and regulations by different levels of government could be inconsistent and difficult to foresee.  While we attempt to monitor and anticipate regulatory, political and legal developments that affect the industry, we cannot assure you we will be able to do so.  Nor can we predict the extent to which legislation or regulations that may be enacted, or any failure of legislation or regulations to be enacted, may affect our operations in the future.

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

Employees - At December 31, 2007, we had 110 employees.  We believe our labor relations are good.

TITANIUM METALS - TITANIUM METALS CORPORATION
As discussed in Note 3 to the Consolidated Financial Statements, we completed a special dividend of our TIMET common stock on March 26, 2007.  We now own approximately 1% of TIMET’s common stock, and we account for our investment in TIMET’s common stock as available-for-sale marketable securities carried at fair value.

OTHER

NL Industries, Inc. - At December 31, 2007, NL owned 86% of CompX and 36% of Kronos. NL also owns 100% of EWI RE, Inc., an insurance brokerage and risk management services company and  also holds certain marketable securities and other investments.  See Note 16 to our Consolidated Financial Statements for additional information.

Tremont LLC - Tremont is primarily a holding company through which we hold indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET’s facility in Nevada, and The Landwell Company L.P. ("Landwell"), which is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex.

Business Strategy - We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from our subsidiaries and unconsolidated affiliates, and the estimated sales value of those businesses.  As a result, we have in the past, and may in the future, seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policy, consider the sale of our interest in our subsidiaries, business units, marketable securities or other assets, or take a combination of these or other steps, to increase liquidity, reduce indebtedness and fund future activities, which have in the past and may in the future involve related companies.  From time to time, we and our related entities consider restructuring ownership interests among our subsidiaries and related companies. We expect to continue this activity in the future.

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

Website and Available Information – Our fiscal year ends December 31.  We furnish our stockholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC.  Certain of our consolidated subsidiaries (Kronos, NL and CompX) also file annual, quarterly and current reports, proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.valhi.net as soon as reasonably practical after they have been filed with the SEC.  We also provide to anyone, without charge, copies of such documents upon written request.  Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Our assets consist primarily of investments in our operating subsidiaries, and we are dependent upon distributions from our subsidiaries to service our liabilities.  A significant portion of our assets consists of ownership interests in our subsidiaries and affiliates.  A majority of our cash flows are generated by our subsidiaries, and our ability to service our liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries.  Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay cash dividends or other distributions to us.  In addition, in some cases our subsidiaries’ ability to pay dividends or other distributions could be subject to restrictions as a result of debt covenants, applicable tax laws or other restrictions imposed by current or future agreements.  Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us.  If our subsidiaries should become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected.  In addition, if the level of dividends and other distributions we receive from our subsidiaries were to decrease to such a level that we were required to liquidate any of our investments in the securities of our subsidiaries or affiliates in order to generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times at which we would not be able to realize what we believe to be the actual value of such assets.

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

Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products is one of the main factors that affects the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations.  TiO2 sales are generally higher in the first half of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on production and price changes.

We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.  The markets in which Kronos, CompX and WCS operate their businesses are highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs.  In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and these competitors may be better able to withstand changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products or make it more difficult for us to compete with our competitors.  In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products.  The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.  The number of sources and availability of certain raw materials is specific to the particular geographical regions in which our facilities are located.  For example, titanium-containing feedstocks suitable for use in producing our TiO2 are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability.  If our worldwide vendors were not able to meet their contractual obligations and we were otherwise unable to obtain necessary raw materials or if we would have to pay more for our raw materials and other operating costs, we may be required to reduce production levels or reduce our gross margins if we were unable to pass price increases onto our customers, which may decrease our liquidity and operating income and results of operations.

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

Certain properties and facilities used in our former businesses are the subject of litigation, administrative proceedings or investigations arising under various environmental laws.  These proceedings seek investigation and remediation costs, personal injury or property damages and/or damages for injury to natural resources.  Some of these proceedings involve claims for substantial amounts.  Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material.

Our failure to enter into new markets with our current compoenent products businesses would result in the continued significant impact of fluctuations in demand within the office furniture manufacturing industry on our operating results. In an effort to reduce our dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identifying new customers and developing new applications for those products in markets outside of the office furniture industry, such as home appliances and tool boxes.  Developing these new applications for our products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets, as well as facing competitors who are already established in these markets.  We may not be successful in developing new customers or applications for our products outside of the office furniture industry.  Significant time may be required to develop new applications and uncertainty exists as to the extent to which we will face competition in this regard.

Our development of new component products as well as innovative features for our current component products is critical to sustaining and growing our Component Product Segment sales.  Historically, our ability to provide value-added custom engineered component products that address requirements of technology and space utilization has been a key element of our success.  The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with current and potential customers.  The ability to implement such coordination may be affected by factors beyond our control.  While we will continue to emphasize the introduction of innovative new products that target customer-specific opportunities, there can be no assurance that any new products we introduce will achieve the same degree of success that we have achieved with our existing products.  Introduction of new products typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As we attempt to introduce new products in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

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

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which we are committed to pay approximately $362 million in 2008.  Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow additional funds under our subsidiaries’ credit facilities will in some instances depend in part on our subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements.

Our business may not generate sufficient cash flows from operating activities to allow us to pay our debts when they become due and to fund our other liquidity needs.  As a result, we may need to refinance all or a portion of our debt before maturity.  We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all.  Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We along with our subsidiaries: Kronos, CompX, WCS and NL lease office space for our principal executive offices in Dallas, Texas.  A list of operating facilities for each of our subsidiaries is described in the applicable business sections of Item 1 - "Business."  We believe our facilities are generally adequate and suitable for their respective uses.

ITEM 3.                      LEGAL PROCEEDINGS

We are involved in various legal proceedings.  In addition to information included below, certain information called for by this Item is included in Note 17 to our Consolidated Financial Statements, which is incorporated herein by reference.

Lead pigment litigation - NL

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint.  NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”) and the Lead Industries Association (“LIA”), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints.  Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions.  These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We have never settled any of these cases, nor have any final adverse judgments against us been entered.  However, see the discussion below in The State of Rhode Island case.  See also Note 17 to our Consolidated Financial Statements.

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

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords.  Plaintiff, a minor, alleged injuries purportedly caused by lead on the surfaces of premises in homes in which he resided.  Plaintiff sought compensatory and punitive damages.  The case was tried in October 2007, and in November 2007 the jury returned a verdict in favor of all defendants.  In January 2008, the judge denied plaintiff’s motion for a new trial.  The time for appeal has not yet expired.

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  The State sought compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs.  A 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance resulted in a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor.  In 2005, the trial court dismissed the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment.  Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment.  In February 2006, the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island.  The jury also found that we and the two other defendants should be ordered to abate the public nuisance.  Following the trial, the trial court dismissed the State’s claim for punitive damages.  In March 2007, the final judgment and order was entered, and defendants filed an appeal.  In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants.  Oral argument on the appeal has been scheduled for May 2008.  While the appeal is pending, the trial court continues to move forward on the abatement process.  In September 2007, the State submitted its plan of abatement and defendants’ filed a response in December 2007.  In December 2007, the Judge named two special masters to assist the judge in determining the scope of any abatement remedy.

In October 1999, we were served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490).  Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint.  Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable.  We have denied liability.  In February 2006, the trial court issued orders dismissing the Smith family’s case and severing and staying the cases of the three other families.  In March 2006, the plaintiffs appealed.  In August 2007, the Special Court of Appeals dismissed the appeal.  In December 2007, the Maryland Court of Appeals accepted review.

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  Solano, Alameda, San Francisco, Monterey and San Mateo counties, the cities of San Francisco, Oakland, Los Angeles and San Diego, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs.  In February 2003, defendants filed a motion for summary judgment, which was granted in July 2003.  In March 2006, the appellate court affirmed the dismissal of plaintiffs’ trespass claim, Unfair Competition Law claim and public nuisance claim for government-owned properties, but reversed the dismissal of plaintiffs’ public nuisance claim for residential housing properties, plaintiffs’ negligence and strict liability claims for government-owned buildings and plaintiffs’ fraud claim.  In January 2007, plaintiffs amended the complaint to drop all of the claims except for the public nuisance claim.  In April 2007, the trial court ruled that the contingency fee arrangement between plaintiffs and their counsel was illegal, and in May 2007, plaintiffs appealed the ruling.  The proceedings have been stayed pending resolution of this appeal.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign.  In March 2002, the court dismissed all claims.  Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of the plaintiffs, but reversed the dismissal of the conspiracy count.  In May 2004, defendants filed a motion for summary judgment on plaintiffs’ conspiracy count, which was granted in February 2005.  In February 2006, the court of appeals reversed the trial court’s dismissal of the case and remanded the case for further proceedings.  The case is now proceeding in the trial court.

In February 2001, we were served with a complaint in Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.).  The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including us, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities.  The claims of all but one of the plaintiffs have been dismissed without prejudice with respect to us.

In May 2001, we were served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066).  Plaintiff sought compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages.  The case was tried in May and June 2007, and in June 2007, the jury returned a verdict in favor of NL.  In December 2007, plaintiff filed a notice of appeal.

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

In December 2006 and January 2007, we were served with ten complaints by various cities in the State of Ohio.  Of these, eight were dismissed by the plaintiffs without prejudice, one was dismissed by the court on defendants’ motion to dismiss and no appeal was taken, and one remains pending: Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480).  The City of Columbus seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City which are accessible to children and damages for funding of a public education campaign and health screening programs.  Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA.  We intend to deny liability and to defend against all of the claims vigorously.

In January and February 2007, we were served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin.  In some cases, complaints have been filed elsewhere in Wisconsin.  The plaintiff(s) are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services.  In some cases, additional lead paint manufacturers and/or property owners are also defendants.  We have denied all liability in those cases in which we have been required to answer and, we intend to deny all liability in the other cases.  Of these cases, nine have been dismissed without prejudice, and 21 remain pending.  Seven of the remaining cases have been removed to Federal court.  These cases are proceeding at the trial court level.

In January 2007, we were served with a complaint in Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02).  Plaintiffs, two minors and their mother, allege negligence, strict liability, and breach of warranty and seek compensatory and punitive damages for injuries purportedly caused by lead paint on the surfaces of the apartment in which they resided.  In March 2007, we filed a motion to dismiss the claims, which was denied in October 2007.  In November 2007, we filed a notice of appeal.

In May 2007, we were served with a complaint in State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et al. (U.S. District Court, Southern District of Ohio, Eastern Division, Case No. 2:08-cv-079).  The State seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the State accessible to children and damages for funding of a public education campaign and health screening programs.  Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA.  In January 2008, the case was removed to Federal court, and in February we filed a motion to dismiss the claims.

In October 2007, we were served with a complaint in Jones v. Joaquin Coe et al. (Superior Court of New Jersey, Essex County, Case No. ESX-L-9900-06).  Plaintiff seeks compensatory and punitive damages for injuries purportedly caused by lead paint on the surfaces of the apartments in which he resided as a minor.  Other defendants include three former owners of the apartment building at issue in this case.  In December 2007, NL denied all liability.  The matter is proceeding in the trial court.

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

Environmental Matters and Litigation

General - Our operations are governed by various environmental laws and regulations.  Certain of our businesses are and have been engaged in the handling, manufacture use or disposal of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve our environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and foreign statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe that all of our facilities are in substantial compliance with applicable environmental laws.

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past disposal practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the EPA’s Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable.  In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2007, we had no receivables for recoveries.

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

NL - On a quarterly basis, NL evaluates the potential range of liability at sites where NL has been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  See Note 17 to our Consolidated Financial Statements.  At December 31, 2007, we had accrued approximately $50 million for those environmental matters related to NL that we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $71 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At December 31, 2007, there are approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In December 2003, we were served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability, deceit by false representation and asserts claims under CERCLA and RCRA against us and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma.  The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation.  Among other things, the complaint seeks actual and punitive damages from defendants.  We have moved to dismiss the complaint and have denied all of plaintiffs’ allegations.  In June 2004, the court dismissed plaintiffs’ claims for unjust enrichment and fraud as well as one of the RCRA claims.  In February 2006, the court of appeals affirmed the trial court’s ruling that plaintiffs waived their sovereign immunity to defendants’ counter claim for contribution and indemnity.  In April 2007, plaintiffs amended the complaint to add certain claims against the United States, to add an additional defendant, to remove certain bankrupt defendants, and to conform the complaint to recent developments in the governing law.  In June 2007, plaintiffs amended the complaint to drop the class allegations.  In December 2007, the court granted the defendants’ motion to dismiss the Tribe’s medical monitoring claims.

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

In January 2006, we were served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  In February 2006, we filed a petition to remove the case to federal court.  In May 2007, we moved to dismiss several plaintiffs who failed to respond to discovery requests.  In August 2007, the case was remanded to state court.

In June 2006, we and several other PRPs received a Unilateral Administrative Order from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, and its predecessor purchased the site from us in approximately 1936.  Doe Run is also named in the Order.  In August 2006, Doe Run ceased to negotiate with us regarding an appropriate allocation of costs for the remediation.  In 2007, the parties engaged in mediation regarding an appropriate allocation of costs for the remediation and in January 2008, the parties reached an agreement in principle on allocation calling for the preparation of a definitive agreement.  If such an agreement is not reached, we intend to pursue Doe Run for its share of the costs associated with complying with the Order.

In June 2006, we were served with a complaint in Donnelly and Donnelly v. NL Industries, Inc. (State of New York Supreme Court, County of Rensselaer, Cause No. 218149).  The plaintiffs, a man who claims to have worked near one of our former sites in New York and his wife, allege that he suffered injuries (which are not described in the complaint) as a result of exposure to harmful levels of toxic substances as a result of our conduct.  Plaintiffs claim damages for negligence, product liability and derivative losses on the part of the wife.  In July 2006, we removed this case to Federal Court.  In August 2006, we answered the complaint and denied all of the plaintiffs’ allegations.  Discovery is proceeding.  No trial date has been set.

In July 2006, we were served with a complaint in Norampac Industries, Inc. v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 06-CV-0479).  In February 2008, the parties settled the matter and filed a stipulation with the court dismissing the case.

In October 2006, we entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in OU-6, Waco Subsite, of the Cherokee County Superfund Site.  We conducted milling activities on the portion of the site which we have agreed to remediate.  We are also sharing responsibility with other PRPs as well as the EPA for remediating a tributary that drains the portions of the site in which the PRPs operated.  We will also reimburse the EPA for a portion of its past and future response costs related to the site.

See also Item 1 “Regulatory and Environmental Matters”.

Tremont - Prior to 2005, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs would undertake certain investigatory and interim remedial activities at a former mining site partly operated by NL located in Hot Springs County, Arkansas.  Tremont had entered into an agreement with Halliburton Energy Services, Inc., another PRP for this site, which provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs through an agreed-upon procedure in arbitration, as further discussed below.

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

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site.  Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site.  The Tremont subsidiary subsequently also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the court has agreed to stay the plaintiffs claims against Tremont and its subsidiaries, but denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific.

In June and September, 2007 the arbitration panel chosen by the parties to address the issues noted above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton is obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site, and ordered Halliburton to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007 Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton filed a motion to vacate such decisions.  A confirmation hearing was held on November 13, 2007 and we are awaiting the opinion of the court on this matter.  Due to the uncertain nature of the on-going legal proceedings, we have not accrued a receivable for any awards at December 31, 2007.  Pending a final confirmation of the arbitration panel’s decisions, Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation.  Tremont has $.5 million accrued at December 31, 2007 for this matter.

Other -  We have also accrued approximately $4.9 million at December 31, 2007 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for past defense costs incurred by us, because of certain issues that arise regarding which past defense costs qualify for reimbursement.  See Note 17 to the Consolidated Financial Statements.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

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

Common Stock and Dividends - Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI).  As of February 29, 2008, we had approximately 3,100 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated.  On February 29, 2008 the closing price of our common stock was $19.33.

	High	Low	Cash dividends paid

Year ended December 31, 2006

First Quarter	$18.90	$17.00	$.10
Second Quarter	25.81	18.14	.10
Third Quarter	27.50	22.75	.10
Fourth Quarter	27.92	22.92	.10

Year ended December 31, 2007

First Quarter	$31.32	$13.20	$.10
Second Quarter	19.56	14.90	.10
Third Quarter	25.15	15.44	.10
Fourth Quarter	26.69	15.94	.10

First Quarter 2008 through February 29	$20.62	$14.14	$-

We paid regular quarterly cash dividends of $.10 per share during 2006 and 2007.  In February 2008, our board of directors declared a first quarter 2008 dividend of $.10 per share, to be paid on March 31, 2008 to shareholders of record as of March 11, 2008. In addition to our regular dividend, in March 2007 we paid a special dividend to our shareholders in the form of shares of TIMET common stock.  In the special dividend we distributed approximately 56.8 million shares of TIMET common stock, which amount represented all of the TIMET common stock we owned at that date and approximately 35.1% of the outstanding TIMET common stock.  See Note 3 to our Consolidated Financial Statements.  However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.  In this regard, our revolving bank credit facility currently limits the amount of our quarterly cash dividends to $.10 per share, plus an additional aggregate amount of $173.0 million at December 31, 2007.

Performance Graph - Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2002 through December 31, 2007.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2002, and assumes the reinvestment of our regular quarterly cash dividends in shares of our stock and the sale of the TIMET shares distributed in our special dividend with the proceeds also reinvested in our stock.

	December 31,
	2002	2003	2004	2005	2006	2007

Valhi common stock	$100	$184	$202	$237	$338	$475
S&P 500 Composite Stock Price Index	100	129	143	150	173	183
S&P 500 Industrial Conglomerates Index	100	135	161	155	168	176

The information contained in the performance graph shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act, as amended, except to the extent we specifically request that the material be treated as soliciting material or specifically incorporate this performance graph by reference into a document filed under the Securities Act or the Securities Exchange Act.

Treasury Stock Purchases - In March 2005, our board of directors authorized the repurchase of up to 5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. In November 2006, our board of directors authorized the repurchase of an additional 5.0 million shares. We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we could terminate the program prior to completion.  We will use our cash on hand to acquire the shares.  Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  See Notes 14 and 16 to the Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our common stock we purchased in November 2007 (our only purchases during the fourth quarter of 2007).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

November 1, 2007 to November 30, 2007	61,100	$21.48	61,100	4,006,600

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements.  The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2003	2004	2005	2006	2007

	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$1,008.2	$1,128.6	$1,196.7	$1,279.5	$1,310.3
Component products	173.9	182.6	186.3	190.1	177.7
Waste management	4.1	8.9	9.8	11.8	4.2

Total net sales	$1,186.2	$1,320.1	$1,392.8	$1,481.4	$1,492.2

Operating income (loss):
Chemicals	$123.6	$102.4	$165.6	$138.1	$88.6
Component products	9.1	16.2	19.3	20.6	16.0
Waste management	(11.5)	(10.2)	(12.1)	(9.5)	(14.1)

Total operating income	$121.2	$108.4	$172.8	$149.2	$90.5

Equity in earnings (losses) of TIMET	$(2.3)	$22.7	$64.9	$101.1	$26.9

Income (loss) from continuing operations	$(84.8)	$225.5	$82.1	$141.7	$(45.7)
Discontinued operations	(2.9)	3.7	(.2)	-	-
Cumulative effect of change in accounting principle	.6	-	-	-	-

Net income (loss)	$(87.1)	$229.2	$81.9	$141.7	$(45.7)

DILUTED EARNINGS PER SHARE DATA:
Income (loss) from continuing operations	$(.71)	$1.87	$.69	$1.20	$(.40)

Net income (loss)	$(.73)	$1.90	$.69	$1.20	$(.40)

Cash dividends	$.24	$.24	$.40	$.40	$.40

Weighted average common shares outstanding	119.9	120.4	118.5	116.5	114.7

STATEMENTS OF CASH FLOW DATA:
Cash provided by (used in):
Operating activities	$108.5	$142.1	$104.3	$86.3	$63.5
Investing activities	(33.8)	(58.1)	20.4	(89.5)	(65.4)
Financing activities	(71.2)	78.4	(115.8)	(87.6)	(56.1)

BALANCE SHEET DATA (at year end):
Total assets (1)	$2,307.2	$2,690.5	$2,578.4	$2,804.7	$2,603.0
Long-term debt	632.5	769.5	715.8	785.3	889.8
Stockholders’ equity (1)(2)	631.2	876.1	797.3	866.8	618.4

(1)
We adopted the asset and liability recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 158 as of December 31, 2006 and the measurement date provisions of SFAS No. 158 as of December 31, 2007.  See Notes 11 and 18 to our Consolidated Financial Statements.

(2)	We adopted FASB Interpretation Number (“FIN”) 48 as of January 1, 2007. See Note 18 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company.  We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”).  Prior to March 26, 2007 we were the largest shareholder of Titanium Metals Corporation (“TIMET”) although we owned less than a majority interest.  Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE: CIX) each file periodic reports with the SEC.

We have three consolidated operating segments:

•
Chemicals – Our chemicals segment is operated through our majority ownership of Kronos.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.

•
Component Products – We operate in the component products industry through our majority ownership of CompX.  CompX is a leading global manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.

•
Waste Management – WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment and, storage of hazardous, toxic and low level radioactive waste as well as the disposal of hazardous, toxic and certain low level radioactive waste.  WCS is in the process of seeking to obtain regulatory authorization to expand its low-level and mixed low-level radioactive waste disposal capabilities.

On March 26, 2007 we completed a special dividend of the TIMET common stock we owned to our stockholders.  We accounted for our 35% interest in TIMET by the equity method through March 31, 2007.  As a result we now own approximately 1% of TIMET’s outstanding common stock.  Accordingly we now account for our share of TIMET common stock as available-for-sale marketable securities carried at fair value.  See Note 3 to the Consolidated Financial Statements.  TIMET is a leading global producer of titanium sponge, melted products and milled products.  Titanium is used for a variety of commercial, aerospace, military, medical and other emerging markets.  TIMET is also the only titanium producer with major production facilities in both of the world’s principal titanium markets: the U.S. and Europe.

Income From Continuing Operations Overview

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007 –

We reported a net loss from continuing operations of $45.7 million or $.40 per diluted share in 2007 compared to income from continuing operations of $141.7 million, or $1.20 per diluted share, in 2006 and income of $82.1 million, or $.69 per diluted share, in 2005.

Our diluted earnings per share decreased from 2006 to 2007 due primarily to the net effects of:
•	an income tax charge recognized by our Chemicals Segment in 2007 primarily as a result of a reduction in German tax rates;
•	an income tax benefit due to a net decrease in our reserve for uncertain tax positions in 2007;
•	lower effective income tax rate in 2006 primarily due to the favorable resolution in 2006 related to audits in our Chemicals Segment’s operations in Germany, Belgium and Norway;
•	ceasing to record equity in earnings from TIMET due to the distribution of our TIMET shares in the first quarter of 2007;
•	the gain in 2006 from the sale of certain land in Nevada;
•	lower operating income from each of our segments in 2007;
•	a charge in 2006 from the redemption of our 8.875% Senior Secured Notes;
•	lower interest expense in 2007 resulting from the April 2006 refinancing of our Senior Secured Notes; and
•	lower dividend income from Amalgamated Sugar Company in 2007 as the additional dividend it owed to us was completely paid in 2006.

Our income from continuing operations in 2006 includes (net of tax and minority interest, as applicable):
•
a net income tax benefit of $.21 per diluted share at our Chemicals Segment related to the net effect of the withdrawal of certain income tax assessments previously made by Belgian and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in Canadian federal income tax rates offset by the unfavorable resolution of certain other income tax issues related to our German operations;

•	income of $.20 per diluted share related to the sale of our land in Nevada;
•	a charge related to the redemption of our 8.875% Senior Secured Notes of $.09 per diluted share;
•	a gain of $.09 per diluted share related to TIMET’s sale of its minority interest in VALTIMET, a manufacturing joint venture located in France; and
•	income of $.03 per diluted share related to certain insurance recoveries recognized by NL.

Our net loss in 2007 includes (net of tax and minority interest):
•	a charge of $.52 per diluted share as a result of the effect of a reduction of the German income tax rates in 2007;
•	a charge of $.05 per diluted share related to the adjustment of certain German tax attributes within our Chemicals Segment;
•	an income tax benefit of $.03 per diluted share due to a net decrease in our reserve for uncertain tax positions; and
•	income of $.03 per diluted share related to certain insurance recoveries recognized by NL.

We discuss these amounts more fully below.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006 –

We reported income from continuing operations of $141.7 million, or $1.20 per diluted share, in 2006 compared to income of $82.1 million, or $.69 per diluted share, in 2005.

Our diluted earnings per share increased from 2005 to 2006 due primarily to the net effects of:
•
a lower effective income tax rate in 2006 primarily due to the favorable resolution in 2006 related to audits in our Chemicals Segment’s operations in Germany, Belgium and Norway and a provision in 2005 related to a change in the permanent reinvestment conclusion for earnings of certain foreign subsidiaries of our Component Products Segment;

•	higher equity in earnings from TIMET in 2006.
•	the gain in 2006 from the sale of certain land in Nevada;
•
lower total operating income in 2006 as improvements in operating income from our Component Products and Waste Management Segments were more than offset by a decline in operating income at our Chemicals Segment;

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

Our income from continuing operations in 2006 includes (net of tax and minority interest, as applicable):
•
a net income tax benefit of $.21 per diluted share at our Chemicals Segment related to the net effect of the withdrawal of certain income tax assessments previously made by Belgian and Norwegian tax authorities, the favorable resolution of certain income tax issues related to our German and Belgian operations and the enactment of a reduction in Canadian federal income tax rates offset by the unfavorable resolution of certain other income tax issues related to our German operations;

•	income of $.20 per diluted share related to the sale of our land in Nevada;
•	a charge related to the redemption of our 8.875% Senior Secured Notes of $.09 per diluted share;
•	a gain of $.09 per diluted share related to TIMET’s sale of its minority interest in VALTIMET, a manufacturing joint venture located in France; and
•	income of $.03 per diluted share related to certain insurance recoveries recognized by NL.

We discuss these amounts more fully below.

Current Forecast for 2008 –

We currently expect to report a lower net loss for 2008 as compared to the net loss in 2007 due primarily to the net effects of:
•	lower income taxes as the unfavorable effect of the reduction in German income taxes rates was recognized 2007;
•	no equity in earnings from TIMET as we ceased to account for our interest in TIMET by the equity method following our March 2007 special distribution of TIMET common stock; and
•	lower expected operating income from our Chemicals Segment due to continued lower average selling prices and increases in raw material costs.

Critical accounting policies and estimates

We have based the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” upon our Consolidated Financial Statements.  We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases the accounting treatment of a particular transaction does not require us to make estimates and judgments.  However, in other cases we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income and other tax assets and accruals for environmental remediation, litigation, income tax contingencies.  We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Actual results might differ significantly from previously-estimated amounts under different assumptions or conditions.

“Our critical accounting policies” relate to amounts having a material impact on our financial position and results of operations, and that require our most subjective or complex judgments.  See Note 1 to our Consolidated Financial Statements for a detailed discussion of our significant accounting policies.

•
Marketable securities - We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method.  For these investments, we evaluate the fair value at each balance sheet date.  We use quoted market prices, Level 1 inputs as defined in SFAS No. 157, to determine fair value for our marketable debt securities and publicly traded investees.  We use Level 3 inputs to determine fair value for our other marketable securities, primarily our investment in Amalgamated Sugar Company LLC. See Note 18 to our Consolidated Financial Statements.   We record an impairment charge when we believe an investment has experienced an other than temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2007, the carrying value (which equals their fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each of such investment.  Our investment in The Amalgamated Sugar Company LLC represents approximately 78% of the aggregate carrying value of all of our marketable securities at December 31, 2007.  The $250 million carrying value is the same as its cost basis.  At December 31, 2007, the $26.45 per share quoted market price of our investment in TIMET was almost five times our per share net carrying value of our investment in TIMET.

•
Goodwill – Our goodwill totaled $406.8 million at December 31, 2007 resulting primarily from our various step acquisitions of Kronos and NL.  In accordance with SFAF No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.

Goodwill is evaluated for impairment at least annually.  Goodwill is also evaluated for impairment if the book value of its reporting unit exceeds its estimated fair value.  A reporting unit can be a segment or an operating division.  For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment.  For our Component Products Segment, we use Level 3 inputs of a discounted cash flow technique.  If the fair value is less than the book value, the asset is written down to the estimated fair value.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

We did not recognize an impairment charge for goodwill during 2007.

•
Long-lived assets – We account for our long-lived assets, including our investment in WCS, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess property, equipment and capitalized permit costs for impairment only when circumstances indicate an impairment may exist.  During 2007, as a result of continued operating losses, certain long-lived assets of our Waste Management Segment were evaluated for impairment as of December 31, 2007.  Our analysis, based on estimated future undiscounted cash flows of WCS’ operations,  indicated no impairment was present as the estimate exceeded the carrying value of WCS’ net assets.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

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

•
Income taxes – We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting in accordance with SFAS 109 Accounting for Income Taxes.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for uncertain tax positions, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future.  If such changes take place, there is a risk that an adjustment to our deferred income tax asset valuation allowance may be required that would either increase or decrease, as applicable, our reported net income in the period such change in estimate was made.

We also evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested.  If our prior conclusions change, we would recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us.  We did not change our conclusions on our undistributed foreign earnings in 2007.

Beginning in 2007, we record a reserve for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertain Tax Positions for tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  From time to time, tax authorities will examine certain of our income tax returns.  Tax authorities may interpret tax regulations differently than we do.  Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2007.  See Note 18 to our Consolidated Financial Statements.

•
Litigation and environmental liabilities - We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products.  In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for these liabilities when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures.  However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2007 we have recorded total accrued environmental liabilities of $55.7 million.

Operating income for each of our three operating segments are impacted by certain of these significant judgments and estimates, as summarized below:

•	Chemicals – reserves for obsolete or unmarketable inventories, impairment of equity method investees, goodwill and other long-lived assets, defined benefit pension and OPEB plans and loss accruals.
•	Component Products – reserves for obsolete or unmarketable inventories, impairment of long-lived assets and loss accruals.
•	Waste Management – impairment of long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investees, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Segment Operating Results – 2006 Compared to 2007 and 2005 Compared to 2006 –

Chemicals –

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

The factors having the most impact on our reported operating results are:

•	TiO2 average selling prices;
•	foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar);
•	TiO2 sales and production volumes; and
•	manufacturing costs, particularly maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are our TiO2 average selling prices, and our TiO2 sales and production volumes.

	Years ended December 31,			% Change
	2005	2006	2007	2005-06	2006-07
	(Dollars in millions)

Net sales	$1,196.7	$1,279.5	$1,310.3	7%	2%
Cost of goods sold	884.1	980.8	1,062.2	11%	8%

Gross margin	$312.6	$298.7	$248.1	(4)%	(17)%

Operating income	$165.6	$138.1	$88.6	(17)%	(36)%

Percent of net sales:
Cost of sales	74%	77%	81%
Gross margin	26%	23%	19%
Operating income	14%	11%	7%

TiO2 operating statistics:
Sales volumes*	478	511	519	7%	1%
Production volumes*	492	516	512	5%	(1)%
Production rate as percent of capacity	99%	Full	98%

Percent change in net sales:
TiO2 product pricing				-%	(4)%
TiO2 sales volumes				7%	1%
TiO2 product mix				-%	-%
Changes in currency exchange rates				-%	5%

Total				7%	2%

*Thousands of metric tons

Net Sales – Our Chemicals Segment’s sales increased by 2% or $30.8 million in 2007 compared to 2006 due primarily to a 5% favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $65 million, or 5% and to a lesser extent a 1% increase in TiO2 sales volumes, offset by a 4% decline in average selling prices in 2007 as compared to 2006.   Our Chemicals Segment’s sales volumes in 2007 were a new record for us.  The increase in our TiO2 sales volumes in 2007 was due primarily to higher sales volumes in Europe and export markets, which were partially offset by lower sales volumes in North America.

Our Chemicals Segment’s sales increased by 7% or $82.8 million in 2006 compared to 2005 due primarily to a 7% increase in TiO2 sales volumes and to a lesser extent the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $2 million, or less than 1%.  Our Chemicals Segment’s sales volumes in 2006 were a new record for us at that time.  The increase in our TiO2 sales volumes in 2006 was due primarily to higher sales volumes in the United States, Europe and in export markets, which were partially offset by lower sales volumes in Canada.  Our sales volumes in Canada were impacted by decreased demand for TiO2 used in paper products.

Cost of Goods Sold – Our Chemicals Segment’s cost of sales increased in 2007 primarily due to the impact of higher sales volumes, lower utility costs, lower production volumes, and the effect of changes in currency exchange rates and higher operating costs.  Cost of sales as a percentage of sales increased in 2007 due to the net effects of lower average selling prices, lower utility costs, higher other manufacturing costs (including maintenance) and slightly lower production volumes.  TiO2 production volumes decreased 1% for 2007 compared to the same period in 2006, which unfavorably impacted our income from operations comparisons.  Our operating rates were near full capacity in both periods.

Our Chemicals Segment’s cost of sales increased in 2006 primarily due to the impact of higher sales volumes and higher operating costs.  Cost of sales as a percentage of sales increased in 2006 primarily due to a 15% increase in utility costs (primarily energy costs), a 4% increase in raw material costs  and currency fluctuations (primarily the Canadian dollar).  The negative impact of the increase in raw materials and energy costs on our Chemicals Segment’s gross margin and operating income comparisons was somewhat offset by record TiO2 production volumes that increased 5% in 2006 as compared to 2005.  We continued to gain operational efficiencies by enhancing our processes and debottlenecking production to meet long-term demand.  Our operating rates were near full capacity in 2005 and at full capacity in 2006, and our TiO2 production volumes in 2006 were a new record for us for the fifth consecutive year.

Operating Income – Our Chemicals Segment’s operating income declined in 2007 primarily due to the decrease in gross margin and the effect of fluctuations in foreign currency exchange rates.  The decline in operating income is driven by the decline in gross margin, which decreased to 19% in 2007 compared to 23% in 2006.  While our sales volumes were higher in 2007, our gross margin decreased primarily because of lower average TiO2 selling prices, lower production volumes and higher manufacturing costs, which more than offset the impact of higher sales volumes.  Changes in currency rates have also negatively affected our gross margin.  We estimate the negative effect of changes in foreign currency exchange rates decreased operating income by approximately $4 million when comparing 2007 to 2006.

Our Chemicals Segment’s operating income declined in 2006 primarily due to the decrease in gross margin and the effect of fluctuations in foreign currency exchange rates.  While our sales volumes were higher in 2006, our gross margin decreased as we were not able to achieve pricing levels to offset the negative impact of our increased operating costs (primarily energy and raw materials costs).  Changes in currency rates also negatively affected our gross margin.  We estimate the negative effect of changes in foreign currency exchange rates decreased operating income by $20 million in 2006 as compared to 2005.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of goods sold.  We recognized additional depreciation expense of $16.6 million in 2005, $13.2 million in 2006 and $3.6 million in 2007, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos. In the third quarter of 2006, certain of the basis differences became fully amortized, and as a result the amortization of our purchase accounting adjustments was lower in 2007 as compared to 2006 and 2005.

Foreign Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations, which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income in 2007 and 2006 as compared to the respective prior year.

	Increase (decrease) – Year ended December 31,
	2005 vs. 2006	2006 vs. 2007
	(In millions)

Impact on:
Net sales	$2	$65
Operating income	(20)	(4)

Other - On September 22, 2005, the chloride-process TiO2 facility operated by our 50%-owned joint venture, Louisiana Pigment Company (“LPC”), temporarily halted production due to Hurricane Rita.  Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005.  The majority of LPC’s property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved were covered by insurance, and insurance covered our lost profits (subject to applicable deductibles) resulting from our share of the loss of production at LPC.  Both we and LPC filed claims with our insurers.  We recognized a gain of $1.8 million related to our business interruption claim in the fourth quarter of 2006, which is included in other income on our Consolidated Statement of Operations.

Outlook - We currently expect our Chemicals Segment’s operating income in 2008 will be lower in 2008 compared to than 2007, as the favorable effects of anticipated modest improvements in sales volume, production volume and average TiO2 selling prices are expected to be more than offset by higher productions costs, particularly raw material and energy costs as well as higher freight costs and unfavorable currency effects.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Our Chemicals Segment’s efforts to debottleneck our production facilities to meet long-term demand continue to prove successful.  Recent debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities.  Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe our annual attainable production capacity for 2008 is approximately 532,000 metric tons, with some slight additional capacity expected to be available in 2009 through our continued debottlenecking efforts.

Component Products –

The key performance indicator for our Component Products Segment is operating income margin.

	Years ended December 31,			% Change
	2005	2006	2007	2005-06	2006-07
	(Dollars in millions)

Net sales	$186.3	$190.1	$177.7	2%	(7)%
Cost of goods sold	142.6	143.6	132.5	1%	(8)%

Gross margin	$43.7	$46.5	$45.2	6%	(3)%

Operating income	$19.3	$20.6	$16.0	7%	(22)%

Percent of net sales:
Cost of goods sold	77%	76%	75%
Gross margin	23%	24%	25%
Operating income	10%	11%	9%

Net Sales – Our Component Product Segment’s sales decreased in 2007 as compared to 2006 primarily due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimal margin as well as lower order rates from many of our customers due to unfavorable economic conditions, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Our Component Product Segment’s sales increased in 2006 as compared to 2005 primarily due to new sales volumes generated from the August 2005 and April 2006 acquisitions of two marine component businesses, which increased sales by $11.3 million in 2006.  Other factors contributing to the increase in sales include sales volume increases in security products resulting from improved demand and the favorable effects of currency exchange rates on furniture component sales, offset in part by sales volume decreases for certain furniture components products due to competition from lower priced Asian manufacturers.

Cost of Goods Sold – Our Component Products Segment’s cost of sales decreased as a percentage of sales in 2007 compared to 2006, and as a result gross margin increased over the same period.  During 2007, we experienced the favorable effects of an improved product mix and improvements in our operating efficiency through cost reductions partially offset by the unfavorable effect of relative changes in foreign currency exchange rates, lower sales to the office furniture industry due to competition from lower priced Asian manufacturers and lower order rates from many of our customers due to unfavorable economic conditions.

Our Component Products Segment’s cost of sales decreased as a percentage of sales in 2006 compared to 2005, and as a result gross margin increased over the same period.  The gross margin improvement is primarily due to an improved product mix, with a decline in lower-margin furniture components sales and an increase in sales of higher margin security and marine component products, as well as a continued focus on reducing costs, offset in part by higher raw material costs and the unfavorable effect of changes in currency exchange rates.

Operating Income – Our Component Products Segment’s operating income decreased in 2007 due to the unfavorable effects of the $2.7 million in costs related to the consolidation of three of Component Products Segment’s  northern Illinois facilities into one newly completed facility, a $2.4 million unfavorable effect of relative changes in foreign currency exchange rates (including the $1.2 million in foreign exchange transaction losses), and the effect of lower sales.

Our Component Products Segment’s gross margin and operating income increased in 2006 primarily due to the increase in sales and the favorable change in product mix, as well as decreased operational costs as a result of a continuous focus on reducing costs across all product lines, partially offset by the negative impact of currency exchange rates and higher raw material costs.

Foreign Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan.  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.    Most of our raw materials, labor and other production costs for our foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Component Products Segment’s sales and operating income in 2007 and 2006 as compared to the respective prior years.

	Increase (decrease) – Year ended December 31,
	2005 vs. 2006	2006 vs. 2007
	(In millions)

Impact on:
Net sales	$1.1	$.9
Operating income	(1.1)	(2.4)

Outlook – Demand is slowing across most product segments as customers react to the condition of the overall economy.  Asian sourced competitive pricing pressures are expected to continue to be a challenge for us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our on-going initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improving manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forego certain segment sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during 2008, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Waste Management –

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net sales	$9.8	$11.8	$4.2
Cost of goods sold	15.4	15.0	11.7

Gross margin	$(5.6)	$(3.2)	$(7.5)

Operating loss	$(12.1)	$(9.5)	$(14.1)

General – We continue to operate WCS’s waste management facility on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low-level radioactive wastes.  We have previously filed license applications for such disposal capabilities with the applicable Texas state agencies, and in October 2007 we received notification that the Texas Commission on Environmental Quality has prepared a draft license for the disposal of byproduct material at our facility and made the preliminary decision that this license meets all statutory and regulatory requirements.  We are uncertain as to the length of time it will take for the draft byproduct waste material license to become final and for agencies to complete their reviews and act upon our other license applications.  We currently believe the applicable state agency will not issue a final decision on our application for byproduct waste material until late 2008, and we do not expect to receive a final decision on our application for low-level and mixed low-level radioactive waste disposal until 2009.  We do not know if we will be successful in obtaining these licenses.  While the approvals for these licenses are still in progress, we currently have permits that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

Net sales and operating loss – Our Waste Management Segment’s sales decreased during 2007 compared to 2006, and our Waste Management operating loss increased, due to lower utilization of our waste management services, primarily due to the completion in 2006 of a few projects that have not yet been replaced with new business in 2007.  Our Waste Management Segment’s sales increased in 2006 as compared to 2005, and our Waste Management operating loss decreased over the same periods, as we obtained new customers and existing customers increased their utilization of our waste management services.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss, in 2008.  Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows.  Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment.  While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have obtained the licenses discussed above.

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

Equity in earnings of TIMET – As discussed in Note 3 to the Consolidated Financial Statements, we completed a special dividend of our TIMET common stock on March 26, 2007.  We now own approximately 1% of TIMET’s common stock, and we account for our investment in TIMET’s common stock as available-for-sale marketable securities carried at fair value.  Prior to March 31, 2007, we accounted for our interest in TIMET by the equity method.

General Corporate Items, Interest Expense, Provision for Income Taxes, Minority Interest

Interest and Dividend Income – A significant portion of our interest and dividend income in 2005, 2006 and 2007 relates to the distributions we received from The Amalgamated Sugar Company LLC and, in 2005, from the interest income of $3.9 million we earned on our $80 million loan to Snake River Sugar Company that Snake River prepaid in October 2005.  We recognized dividend income from the LLC of $45.0 million in 2005, $31.1 million in 2006 and $25.4 million in 2007.

In October 2005, we and Snake River amended the Company Agreement of the LLC pursuant to which, among other things, the LLC is required to make higher minimum levels of distributions to its members (including us) as compared to levels required under the prior Company Agreement.  Under the new agreement, we should receive annually aggregate distributions from the LLC of approximately $25.4 million.  In addition, because certain specified conditions were met during the 15-month period that commenced on October 1, 2005, the LLC was required to distribute to us an additional $25 million during the 15-month period.  This distribution is in addition to the $25.4 million distribution noted above.  We received approximately $20 million of this additional amount in the fourth quarter of 2005, and the remaining $6 million during 2006.  We did not receive similar additional amounts during 2007, nor do we expect to receive any additional amount during 2008.  Therefore, we expect our interest and dividend income from the LLC in 2008 will be similar to the amount we received in 2007.  See Notes 4 and 15 to our Consolidated Financial Statements.  Other general corporate interest and dividend income in 2008 is expected to be slightly lower than 2007 due to lower expected balances available for investment.

Insurance Recoveries – Insurance recoveries relate primarily to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment litigation defense costs incurred by NL.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2005, 2006 and 2007 include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from the carriers for past defense costs incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement. Insurance recoveries in 2005 and 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.  See Note 17 to our Consolidated Financial Statements.

Securities Transactions – Net securities transactions gains in 2005 relate principally to a $14.7 million pre-tax gain related to NL’s sales of shares of Kronos common stock in market transactions and a $5.4 pre-tax million gain related to Kronos’ sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes.  See Note 15 to our Consolidated Financial Statements.

Other general corporate income items – The gain on disposal of fixed assets in 2006 relates to the sale of certain land in Nevada that was not associated with any of our operations.  NL has certain real property, including some subject to environmental remediation, which might be sold in the future for a profit.  See Note 15 to our Consolidated Financial Statements.

Corporate Expenses, Net – Corporate expenses were flat in 2006 as compared to 2005 as higher litigation and environmental expenses at NL were offset by lower environmental and pension expenses for other subsidiaries.  Corporate expenses were $4.6 million higher in 2007 as compared to 2006 due to higher environmental and litigation expenses at NL, which were offset somewhat by lower pension expenses for other subsidiaries.

We expect corporate expenses in 2008 will be somewhat lower as compared to 2007, in part due to slightly lower expected legal and environmental expenses at NL.  However, obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  If these events were to occur during 2008, our corporate expenses would be higher than our current estimates. See Note 17 to our Consolidated Financial Statements.

Loss on Prepayment of Debt – In April 2006, we issued our euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due 2013, and used the proceeds to redeem our euro 375 million aggregate principal amount of 8.875% Senior Secured Notes in May 2006.  As a result of this prepayment, we recognized a $22.3 million pre-tax interest expense charge in 2006, representing the call premium on the old Notes and the write-off of deferred financing costs and the existing unamortized premium on the old Notes.  See Note 9 to our Consolidated Financial Statements. The annual interest expense on the new 6.5% Notes is approximately euro 6 million less than on the old 8.875% Notes.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  From 2005 until May 2006, KII had euro 375 million aggregate principal amount of 8.875% Senior Secured Notes outstanding.   KII has had euro 400 million aggregate principal amount of 6.5% Senior Secured Notes outstanding since April 2006.  The interest expense we recognize on these fixed rate Notes will vary with fluctuations in the euro exchange rate. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest expense decreased slightly to $64.4 million in 2007 from $67.6 million in 2006.  Interest expense was lower in 2007 because we replaced the 8.875% Senior Secured Notes with 6.5% Senior Secured Notes during the second quarter of 2006 offset by the effect of having both notes outstanding during May 2006.  This interest savings which was partially offset by unfavorable changes in currency exchange rates in 2007 compared to 2006.  The interest expense we recognize on our Senior Secured Notes will vary with fluctuations in the euro exchange rate.  In the fourth quarter of 2007, CompX issued a $52.6 million promissory note which bears interest at LIBOR plus 1%. See Note 9 to our Consolidated Financial Statements.

Interest expense decreased slightly from 2005 to 2006, from $69.2 million in 2005 to $67.6 million in 2006.  Interest expense was lower in 2006 as the decreased interest rate on the new 6.5% Notes offset the effect of the 30 days of interest expense in April 2006 when both issues of the Senior Secured Notes were outstanding and the effect of changes in currency exchange rates.

Assuming currency exchange rates do not change significantly from their current levels, we expect interest expense will be higher in 2008 as compared to 2007 in part due to the new promissory note CompX issued to TIMET in the fourth quarter of 2007.

Provision for Income Taxes – We recognized income tax expense of $104.6 million in 2005, $63.8 million in 2006 and $103.2 million in 2007.  See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our provision for income taxes in 2007 includes:
•	a charge of $87.4 million related to the reduction of our net deferred income tax asset in Germany resulting from the reduction in their income tax rates;
•	a charge of $8.7 million related to the adjustment of certain German income tax attributes; and
•	a $3.8 million benefit resulting from a net reduction in our reserve for uncertain tax positions.

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

In addition, as discussed in Note 1 to our Consolidated Financial Statements, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos.  The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate.  The aggregate amount of such deferred income taxes included in our provision for income taxes was $10.4 million in 2005 and $13.8 million in 2006, and our provision for income taxes in 2007 included a deferred income tax benefit of $13.9 million associated with our investment in Kronos.

Minority Interest in Continuing Operations – Minority interest in earnings (losses) declined from a cost of $12.0 million in 2006 to a benefit of $3.5 million in 2007 due to a losses at Kronos and NL and lower income at CompX.  During October 2007, our ownership interest in CompX increased to approximately 86%; and as a result our minority interest in CompX’s earnings decreased beginning in the fourth quarter of 2007.  See Notes 3 and 13 to the Consolidated Financial Statements.

Minority interest in earnings increased slightly from a cost of $11.6 million in 2005 to $12.0 million in 2006.  This increase is due to higher earnings at CompX and Kronos.  These increases were mostly offset by an increase in our ownership percentage of Kronos and CompX in 2006 as compared to 2005 through our purchases of their common stock throughout 2005 and 2006 as well as by lower income at NL.  In addition, see Note 13 to our Consolidated Financial Statements.

Related Party Transactions – We are a party to certain transactions with related parties.  See Note 16 to our Consolidated Financial Statements.

Assumptions on defined benefit pension plans and OPEB plans.

Defined benefit pension plans. We maintain various defined benefit pension plans in the U.S., Europe and Canada.  See Note 11 to our Consolidated Financial Statements.  At December 31, 2007, the projected benefit obligations for all defined benefit plans comprised $87.4 million related to U.S. plans and $450.7 million related to foreign plans.  Substantially, all of the projected benefit obligations attributable to foreign plans related to plans maintained by Kronos, and approximately 16%, 48% and 36% of the projected benefit obligations attributable to U.S. plans related to plans maintained by Kronos, NL, and Medite Corporation, a former business unit of Valhi (the “Medite plan”).

We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended by SFAS No. 158 effective December 31, 2006.  Under SFAS No. 87, we recognize defined benefit pension plan expense and prepaid and accrued pension costs based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  Upon adoption of SFAS No. 158 effective December 31, 2006, we recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan expense of $13.1 million in 2005, $16.0 million in 2006 and $15.6 million in 2007.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes.  We made contributions to all of our defined benefit pension plans of $19.2 million in 2005, $28.1 million in 2006 and $28.0 million in 2007.

The discount rates we utilize for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases utilize their own market indices.  We adjust these discount rates as of each valuation date (December 31st for all plans beginning in 2007) to reflect the then-current interest rates on such long-term bonds.  We use these discount rates to determine the actuarial present value of the pension obligations as of December 31st of that year.  We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

Approximately 62%, 18%, 13% and 3% of the projected benefit obligations attributable to plans maintained by Kronos at December 31, 2007 related to plans in Germany, Canada, Norway and the U.S., respectively.  The Medite plan and NL’s plans are all in the U.S.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008

Kronos and NL plans:
Germany	4.0%	4.5%	5.5%
Canada	5.0	5.0	5.3
Norway	4.5	4.8	5.5
U.S.	5.5	5.8	6.1
Medite plan	5.5	5.8	6.4

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

At December 31, 2007, the fair value of plan assets for all defined benefit plans comprised $133.1 million related to U.S. plans and $312.3 million related to foreign plans.  All of such plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 15%, 44% and 41% of the plan assets attributable to U.S. plans related to plans maintained by Kronos, NL and the Medite plan, respectively.  Approximately 50%, 23%, 18% and 6% of the plan assets attributable to plans maintained by Kronos at December 31, 2007 related to plans in Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense because we maintain defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differs from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  Such assumed asset mixes are summarized below:

•
During 2007, substantially all of the Kronos, NL and Medite plan, assets in the U.S. were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  Harold C. Simmons is the sole trustee of the CMRT.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  During the 19-year history of the CMRT through December 31, 2007, the average annual rate of return of the CMRT (excluding the CMRT’s investment in TIMET common stock) has been approximately 14% (including a 17% return during 2006 and an 11% return during 2007).

•	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.
•
In Canada, we currently have a plan asset target allocation of 60% to equity securities and 40% to fixed income securities, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 64% to fixed income securities and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 8.5%, 5.0% and 4.5%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2006
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	97%	23%	66%	13%
Fixed income securities	2	48	32	64
Real estate	1	14	-	-
Cash, cash equivalents and other	-	15	2	23

Total	100%	100%	100%	100%

	December 31, 2007
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	98%	28%	60%	18%
Fixed income securities	-	49	34	68
Real estate	2	12	-	-
Cash, cash equivalents and other	-	11	6	14

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2005, 2006 and 2007 were as follows:

	2005	2006	2007

Kronos and NL plans:
Germany	5.5%	5.3%	5.8%
Canada	7.0	7.0	6.8
Norway	5.5	6.5	5.5
U.S.	10.0	10.0	10.0
Medite plan	10.0	10.0	10.0

We currently expect to utilize the same long-term rates of return on plan asset assumptions in 2008 as we used in 2007 for purposes of determining our 2008 defined benefit pension plan expense.

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

As discussed above, assumed discount rates and rates of return on plan assets are re-evaluated annually.  A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss.  Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables, which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  Upon adoption of SFAS No. 158 effective December 31, 2006, these amounts are recognized in other comprehensive income.  In addition, any actuarial gains generated in future periods would reduce the negative amortization effect included in earnings of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect included in earnings of any cumulative unrecognized actuarial gains.

During 2007, our defined benefit pension plans generated a net actuarial gain of $69.6 million. This actuarial gain, resulted primarily from the general overall increase in the assumed discount rates from 2006 to 2007, offset in part by an expected return on plan assets in excess of the actual return.

Based on the actuarial assumptions described above and our current expectations for what actual average foreign currency exchange rates will be during 2008, we currently expect our aggregate defined benefit pension expense will approximate $10 million in 2008.  In comparison, we currently expect to be required to make approximately $28 million of aggregate contributions to such plans during 2008.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  If Kronos and NL had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2007, their aggregate projected benefit obligations would have increased by approximately $26 million at that date, and their aggregate defined benefit pension expense would be expected to increase by approximately $2 million during 2007.  Similarly, if Kronos and NL lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, their defined benefit pension expense would be expected to increase by approximately $1 million during 2008.  Similar assumed changes with respect to the discount rate and expected long-term rate of return on plan assets for the Medite plan would not be significant.

OPEB plans. We provide certain health care and life insurance benefits for certain of our eligible retired employees.  See Note 11 to our Consolidated Financial Statements.  At December 31, 2007, approximately 36%, 34% and 30% of our aggregate accrued OPEB costs relate to Tremont, Kronos and NL, respectively.  Kronos provides such OPEB benefits to retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to retirees in the U.S.  We account for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended by SFAS No. 158.  Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.  Upon adoption of SFAS No. 158 effective December 31, 2006, we recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB expense of $1.2 million in 2005, $2.3 million in 2006 and $2.4 million in 2007.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $5.0 million in 2005, $4.4 million in 2006 and $2.9 million in 2007.  Substantially all of our accrued OPEB costs relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees.  As a result, the amount we recognize for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments we make each year.  Accordingly, the amount of accrued OPEB costs we recognize has been, and is expected to continue to, decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our U.S. and Canadian defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from third-party actuaries.  In certain cases, NL has the right to pass on to retirees all or a portion of any increases in health care costs; for these retirees, any future increase in health care costs will have no effect on the amount of OPEB expense and accrued OPEB costs we recognize.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost and plan-design containment initiatives.  For example, at December 31, 2007, the expected rate of increase in future health care costs range is 5.8% to 8.5% in 2008, declining to a range of 4.0% to 5.5% in 2010 to 2014 and thereafter.

Based on the actuarial assumptions described above and Kronos’ current expectation for what actual average foreign currency exchange rates will be during 2008, we expect our consolidated OPEB expense will approximate $2 million in 2008.  In comparison, we expect to be required to make approximately $3.5 million of contributions to such plans during 2008.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions we use are reasonable and appropriate.  If we had lowered the assumed discount rates by 25 basis points for all of our OPEB plans as of December 31, 2007, our aggregate projected benefit obligations would have increased by approximately $1 million at that date, our OPEB expense would be expected to be approximately the same during 2008.  Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $3.5 million at December 31, 2007, and OPEB expense would be expected to increase by $.3 in 2008.

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

Cash flows provided by our operating activities decreased from $86.3 million in 2006 to $63.5 million in 2007.  This $22.8 million decrease in cash provided was due primarily to the net effects of the following items:

•	lower consolidated operating income in 2007 of $58.7 million, due to lower earnings across all of our segments, particularly at our Chemicals Segment;
•	the $20.9 million call premium we paid in 2006 when we prepaid our 8.85% Senior Secured Notes, which is required to be included in cash flows from operating activities;
•	lower net cash used by changes in receivables, inventories, payables and accrued liabilities in 2007 of $11.6 million, due primarily to relative changes in Kronos’ inventory levels;
•	lower cash paid for income taxes in 2007 of $10.6 million due in part to the 2006 payment of certain income taxes associated with the settlement of prior year income tax audits; and
•	higher net cash contributed to our Ti02 joint venture which increased $7.2 million in 2007 as compared to 2006.

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
•
lower cash paid for income taxes in 2006 of $11.2 million, due in part to the $21.0 million tax payment we made in 2005 to settle NL’s prior-year income tax audit that was offset in part by the 2006 payment of approximately $19.2 million of income taxes associated with the settlement of prior year income tax audits;

•
lower cash paid for interest in 2006 of $7.0 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (which paid interest semiannually in June and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (which pay interest semiannually in April and October starting in October 2006); and

•	lower distributions received from our Louisiana joint venture of $2.6 million due to relative changes in their cash requirements in 2006.

Relative changes in working capital assets and liabilities can have a significant effect on cash flows from operating activities.  Changes in working capital were affected by accounts receivable and inventory changes:

•
Kronos’ average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 63 days at December 31, 2007, due to the timing of collection of higher accounts receivables balances at the end of 2007.  CompX’s average DSO increased from 41 days at December 31, 2006 to 44 days at December 31, 2007 due to timing of collection on the higher accounts receivable balance at the end of 2007.

•
Kronos’ average number of days in inventory (“DII”) decreased from 68 days at December 31, 2006 to 59 days at December 31, 2007 due to the effects of higher sales volumes and lower production volumes.  CompX’s average DII increased from 57 days at December 31, 2006 to 66 days at December 31, 2007 due primarily to higher commodity raw material costs during 2007.

•
Kronos’ average DSO increased from 55 days at December 31, 2005 to 61 days at December 31, 2006 due to the timing of collection on higher accounts receivable balances at the end of December.  CompX’s average DSO increased slightly from 40 days at December 31, 2005 to 41 days at December 31, 2006 due to slightly higher accounts receivable balance at the end of 2005.

•
Kronos’ average DII increased from 59 days at December 31, 2005 to 68 days at December 31, 2006, as their record TiO2 production volumes in 2006 exceeded their record TiO2 sales volumes during the period.  CompX’s average DII decreased slightly from 59 days at December 31, 2005 to 57 days at December 31, 2006 due primarily to reductions in raw materials during 2006 as we utilized the higher than normal balance in inventory at the end of 2005 that was acquired during 2005 as part of our efforts to mitigate the impact of volatility in raw material prices.

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$97.8	$71.8	$89.9
NL Parent	(20.1)	6.9	(11.2)
CompX	20.0	27.4	11.9
Waste Control Specialists	(7.7)	(3.9)	(11.2)
Tremont	(5.0)	(1.5)	(3.1)
Valhi Parent	101.4	96.6	59.9
Other	(.7)	(1.1)	(.7)
Eliminations	(81.4)	(109.9)	(72.0)

Total	$104.3	$86.3	$63.5

Investing Activities –

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

We purchased the following securities in market transactions during 2007:
•	other marketable securities of $23.3 million;
•	CompX common stock through their stock repurchase program for $3.3 million; and
•	TIMET common stock for $.7 million.

In addition, during 2007 we sold other marketable securities for $28.5 million.

We purchased the following securities in market transactions during 2006:
•	shares of Kronos common stock for $25.4 million;
•	shares of TIMET common stock for $18.7 million;
•	shares of CompX common stock for $2.3 million; and
•	other marketable securities for $43.4 million.

In addition, during 2006 we:
•	sold other marketable securities for $42.9 million;
•	sold certain land holdings in Nevada for $37.9 million;
•	acquired a performance marine components products company for $9.8 million; and
•	capitalized $8.3 million of expenditures related to WCS’ permitting efforts.

We purchased the following securities in market transactions during 2005:
•	shares of TIMET common stock for $18.0 million;
•	shares of Kronos common stock for $7.0 million;
•	shares of CompX common stock for $3.6 million; and
•	other marketable securities for $29.4 million.

In addition, during 2005 we:
•	sold shares of Kronos common stock for $19.2 million;
•	sold other marketable securities for $19.7 million;
•	collected $80 million on our loan to Snake River Sugar Company;
•	collected $10 million on our loan to one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements;
•	collected a net $4.9 million on our short-term loan to Contran;
•	received a net $18.1 million from the sale of our European Thomas Regout operations (which had $4.0 million of cash at the date of disposal);
•	received $3.5 million from the sale of our Norwegian smelting operation;
•	acquired a performance marine components products company for $7.3 million; and
•	capitalized $4.1 million of expenditures related to WCS’ permitting efforts.

Financing Activities –

In October 2007, CompX’s repurchased a net 2.7 million shares of its Class A common stock held by TIMET.  CompX purchased for aggregate consideration of $52.6 million, which it paid in the form of a promissory note.  The promissory note bears interest at LIBOR plus 1% and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  CompX may make prepayments on the promissory note at any time, in any amount, without penalty.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  In addition, during 2007 we had the following debt transactions:
•	repaid $2.6 million under CompX’s promissory note payable to TIMET; and
•	net borrowings of $9 million under Kronos’ U.S. bank credit facility.

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

We paid aggregate cash dividends on our common stock of $48.8 million in 2005), $48.0 million in 2006 and $45.6 million in 2007 ($.10 per share per quarter).  Distributions to minority interest in 2005, 2006 and 2007 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, NL dividends paid to shareholders other than us and CompX dividends paid to shareholders other than NL.

We purchased approximately 3.5 million, 1.9 million and .6 million shares of our common stock in 2005, 2006 and 2007, respectively, in market and other transactions for $62.1 million, $43.8 million and $11.1 million, respectively.  See Notes 14 and 16 to our Consolidated Financial Statements.  We funded these purchases with our available cash on hand.   Other cash flows from financing activities in 2005, 2006 and 2007 relate principally to shares of common stock issued by us and our subsidiaries upon the exercise of stock options.

Outstanding Debt Obligations

At December 31, 2007, our consolidated third-party indebtedness was comprised of:
•	KII’s euro 400 million aggregate principal amount 6.5% Senior Secured Notes ($585.5 million at December 31, 2007, including the effect of the unamortized original issue discount) due in 2013;
•	Our $250 million loan from Snake River Sugar Company due in 2027;
•
CompX’s promissory note payable to TIMET ($50 million outstanding at December 31, 2007) which bears interest at LIBOR plus 1% (6.0% at December 31, 2007) and has quarterly principal repayments of $250,000 commencing in September 2008 due in 2014;

•	Kronos’ U.S. revolving bank credit facility ($15.4 million outstanding) due in September 2008; and
•	$5.7 million of other indebtedness.

We are in compliance with all of our debt covenants at December 31, 2007.  See Note 9 to our Consolidated Financial Statements.  At December 31, 2007, $16.8 million of our indebtedness is due within the next twelve months, and therefore we do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

Certain of our credit agreements contain provisions that could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  The terms of Valhi’s revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2008) and our long-term obligations (defined as the five-year period ending December 31, 2012, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2007, we had credit available under existing facilities of approximately $301 million, which was comprised of:
•	$152 million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$99 million under Valhi’s revolving bank credit facility; and
•	$50 million under CompX’s revolving credit facility.

At December 31, 2007, we had an aggregate of $222.7 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Valhi Parent	$40.9
Kronos	77.2
NL Parent	71.9
CompX	18.4
Tremont	10.6
Waste Control Specialists	3.7

Total cash, cash equivalents and marketable securities	$222.7

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2008 will be approximately $104 million ($64 million for Kronos, $12 million for CompX and $28 million for WCS).  The WCS amount includes approximately $9 million in capitalized permit costs and major infrastructure improvements related to a new disposal contract signed in late 2007.  Under the terms of the contract, we expect to be reimbursed for a majority of these infrastructure improvements that we will recognize as revenue over the life of the contract.  We expect our 2008 capital expenditures will be financed primarily by cash flows from operating activities or existing cash resources and credit facilities.  Our capital expenditures are primarily for improvements and upgrades to existing facilities.

Repurchases of our Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At December 31, 2007 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 14 to our Consolidated Financial Statements.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Based on the approximately 29.0 million shares of Kronos we held at December 31, 2007 and Kronos’ current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of $29.0 million.  NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at December 31, 2007, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2008.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility.  We eliminate these intercompany borrowings in our Consolidated Financial Statements.  During 2007, WCS borrowed a net $20.1 million from our subsidiary.  WCS used these net borrowings primarily to fund its operating loss and capital expenditures.  We contributed $19.7 million of these net borrowings to WCS’ equity in November 2007.  We expect that WCS will likely borrow additional amounts from us during 2008 under the terms of the revolving credit facility, and we may similarly contribute such borrowings to WCS’ capital.  At December 31, 2007, WCS can borrow an additional $30.2 million under this facility, which matures in March 2009.

Investment in The Amalgamated Sugar Company LLC –

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC.  We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month.  To the extent the LLC's distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered.  Based on the LLC's current projections for 2008, we expect distributions received from the LLC in 2008 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in Note 17 to our Consolidated Financial Statements.

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in the Notes to our Consolidated Financial Statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including:
•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;
•	certain environmental remediation matters involving NL, Tremont and Valhi;
•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
•	certain other litigation to which we are a party.

In addition to those legal proceedings described in Note 17 to our Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

As more fully described in the Notes to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 9 and 17 to our Consolidated Financial Statements.  Our obligations related to the long-term supply contract for the purchase of Ti02  feedstock is more fully described in Note 17 to our Consolidated Financial Statements and above in “Business – Chemicals – Kronos Worldwide, Inc. - manufacturing process, properties and raw materials.”  The following table summarizes our contractual commitments as of December 31, 2007 by the type and date of payment.

	Payment due date
Contractual commitment	2008	2009/2010	2011/2012	2013 and after	Total
	(In millions)

Indebtedness:
Principal	$16.8	$4.3	$4.3	$881.2	$906.6
Interest	65.9	129.7	129.3	346.5	671.4

Operating leases	9.9	12.5	6.2	21.6	50.2

Kronos’ long-term supply contracts for the purchase of TiO2 feedstock	208.0	404.0	100.0	-	712.0

CompX raw material and other purchase commitments	16.2	-	-	-	16.2

Fixed asset acquisitions	35.6	-	-	-	35.6

Income taxes	9.8	-	-	-	9.8

Total	$362.2	$550.5	$239.8	$1,249.3	$2,401.8

The timing and amount shown for our commitments related to indebtedness (principal and interest), operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to indebtedness involving revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2007, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2007 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility.  The amount shown for income taxes is the amount of our consolidated current income taxes payable at December 31, 2007, which is assumed to be paid during 2008.  A significant portion of the amount shown for indebtedness relates to KII’s 6.5% Senior Secured Notes ($585.5 million at December 31, 2007), which is denominated in the euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on our feedstock requirements.  The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts.   The timing and amount shown for our commitments related to the long-term supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, and the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause.  The actual amount of material purchased, and the actual amount that would be payable by us, may vary from such estimated amounts.

The above table of contractual commitments does not include any amounts under our obligation under the Louisiana Pigment Company, L.P. joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future, and the joint venture’s future cost of producing such TiO2.  However, the table of contractual commitments does include amounts related to our share of the joint venture’s ore requirements necessary for it to produce TiO2 for us.  See Notes 7 and 17 to our Consolidated Financial Statements and “Business – Chemicals – Kronos Worldwide, Inc.”

In addition, we are party to an agreement that could require us to pay certain amounts to a third party based upon specified percentages of our qualifying Waste Management revenues.  We have not included any amounts for this conditional commitment in the above table because we currently believe it is not probable that the we will be required to pay any amounts pursuant to this agreement.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  Such defined benefit pension plans and OPEB plans are discussed above in greater detail in Note 11 to our Consolidated Financial Statements.

The above table does not reflect any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Notes 12 and 18 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 18 to the Consolidated Financial Statements

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices.  We periodically use currency forward contracts or interest rate swaps to manage a portion of these market risks.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Otherwise, we generally do not enter into forward or option contracts to manage such market risks.  Other than the contracts discussed below, we were not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2006 and 2007.  See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2006 and 2007.

Interest rates.  We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2007, our aggregate indebtedness was split between 93% of fixed-rate instruments and 7% of variable-rate borrowings (in 2006 the percentages were: 99% of fixed-rate instruments and 1% of variable rate borrowings).  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2007.  Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2007 using an exchange rate of 1.4716 U.S. dollars per euro.

Beginning in the first quarter of 2008, we will be required to segregate our fair value measurements into three levels based on the type of inputs used in determining fair value.  The level of observable input is defined by SFAS No. 157, Fair Value Measurements, see Note 18 to our Consolidated Financial Statements.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities.  Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities.  Level 3 inputs are unobservable inputs for the asset or liability for which there are no readily available quoted prices for similar assets.  We use our judgment to determine fair value which could include a variety of techniques including discounted cash flows analysis, valuation models which may use quoted prices, or other internally developed inputs.  The table below shows the fair value of our financial liabilities at December 31, 2007.

	Amount
Indebtedness*	Carrying value	Fair value	Interest rate	Maturity Date
	(In millions)

Fixed-rate indebtedness:
Euro-denominated KII 6.5% Senior Secured Notes	$585.5	$507.7	6.5%	2013
Valhi loans from Snake River	250.0	250.0	9.4%	2027
Other	.4	.4	Various	Various
fixed-rate	$835.9	$758.1	7.4%

Variable-rate indebtedness -
CompX promissory note to TIMET	50.0	50.0	6.0%	2014
Kronos U.S. revolver	15.4	15.4	7.5%	2008

variable-rate	$65.4	$65.4	6.4%

Total	$901.3	$823.5	7.3%

*  Denominated in U.S. dollars, except as otherwise indicated.  Excludes capital lease obligations.

At December 31, 2006, our fixed rate indebtedness aggregated $781.8 million (the fair value was $769.3 million) with a weighted-average interest rate of 7.4%; our variable rate indebtedness aggregated $6.5 million, which approximated fair value, with a weighted average interest rate of 8.3%. Approximately 68% of such fixed rate indebtedness was denominated in the euro, with the remainder denominated in the U.S. dollar.  All of the outstanding variable rate borrowings were denominated in the U.S. dollar.

Foreign currency exchange rates. We are exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling our products worldwide.  Our earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the British pound sterling.

As described above, at December 31, 2007, we had the equivalent of $585.5 million of outstanding euro-denominated indebtedness (in 2006 the equivalent of $525.0 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $58.9  million at December 31, 2007 (in 2006 the amount was $52.8 million).

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  We had no forward contracts outstanding at December 31, 2006 or 2007.

Marketable equity and debt security prices. We are exposed to market risk due to changes in prices of the marketable securities that we own.  The fair value of such debt and equity securities (determined using Level 1 and Level 3 inputs) at December 31, 2006 and 2007 was $271.6 million and $327.0 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $27.2 million at December 31, 2006 and $32.7 million at December 31, 2007.

Other. We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above.  For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables that affect our results of operations and cash flows, such as demand for our products, sales volumes and selling prices and operating expenses.  Contrary to the above assumptions, changes in interest rates rarely result in simultaneous comparable shifts along the yield curve.  Also, our investment in The Amalgamated Sugar Company LLC represents a significant portion of our total portfolio of marketable securities.  That investment serves as collateral for our loans from Snake River Sugar Company, and a decrease in the fair value of that investment would likely be mitigated by a decrease in the fair value of the related indebtedness.  Accordingly, the amounts we present above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in market prices were actually to occur.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Internal Control Over Financial Reporting –

We also maintain internal control over financial reporting.  The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a management report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2007.  Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting -

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our Consolidated Financial Statements included in this Annual Report has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which is included in this Annual Report on Form 10-K.

Certifications -

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2007, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listing standards without qualification.  Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2007 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

50%-or-less owned persons

TIMET’s condensed consolidated financial statements are filed as Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  TIMET’s Management’s Report on Internal Control Over Financial Reporting is not included as part of Exhibit 99.1.  We are not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2007.

Item No.	Exhibit Item

3.1
Restated Articles of Incorporation of the Registrant - incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K/A (File No. 1-5467) dated March 26, 2007 and filed by us on March 29, 2007.

3.2	By-Laws of the Registrant as amended - incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 1-5467) dated November 6, 2007.

4.1
Indenture dated April 11, 2006 between Kronos International, Inc. and The Bank of New York, as Trustee, governing Kronos International's 6.5% Senior Secured Notes due 2013 - incorporated by reference to Exhibit 4.1 to Kronos International, Inc.’s Current Report on Form 8-K (File No. 333-100047) filed with the SEC on April 11, 2006.

10.1
Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2
Intercorporate Services Agreement between Contran Corporation and NL effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2004.

10.3
Intercorporate Services Agreement between Contran Corporation and CompX effective January 1, 2004 – incorporated by reference to Exhibit 10.2 to CompX’s Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.4
Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. effective January 1, 2004 - incorporated by reference to Exhibit No. 10.1 to Kronos’ Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2004.

10.5
Stock Purchase Agreement dated April 1, 2005 between Valhi, Inc. and Contran Corporation – incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 1-5467) dated April 1, 2005.

10.6
Stock Purchase Agreement dated November 1, 2006 between Valhi, Inc. and Valhi Holding Company – incorporated by reference to Exhibit 10.1 – to our Current Report on Form 8-K (File No. 1-5467) dated November 1, 2006.

10.7
Stock Purchase Agreement dated as of March 26, 2007 between Valhi, Inc. and Contran Corporation - incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-5467) dated March 26, 2007 and filed by us on March 27, 2007.

10.8
Consent Agreement dated as of March 29, 2007 between Valhi, Inc. and Contran Corporation – incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (File No. 1-5467) dated March 26, 2007 and filed by us on March 29, 2007.

Item No.	Exhibit Item

10.9
Stock Purchase Agreement dated as of October 16, 2007 between TIMET Finance Management Company and CompX International Inc. - incorporated by reference to Exhibit 10.1 of CompX’s Current Report on Form 8-K  (File No. 1-13905) dated October 22, 2007.

10.10
Agreement and Plan of Merger dated as of October 16, 2007 among CompX International Inc., CompX Group, Inc. and CompX KDL LLC - incorporated by reference to Exhibit 10.2 of CompX’s Current Report on Form 8-K (File No. 1-13905) dated October 22, 2007.

10.11
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company – incorporated by reference to Exhibit 10.4 of CompX’s Quarterly Report on Form 10-Q (File No. 1-13905) for the quarter ended September 30, 2007.

10.12
Form of Subordination Agreement among TIMET Finance Management Company, CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.4 of CompX’s Current Report on Form 8-K  dated October 22, 2007.

10.13*	Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.14*	CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 to CompX's Registration Statement on Form S-1 (File No. 333-42643).

10.15*
NL Industries, Inc. 1998 Long-Term Incentive Plan – incorporated by reference to Appendix A to NL’s Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 9, 1998.

10.16*	Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 to Kronos’ Registration Statement on Form 10 (File No. 001-31763).

10.17
Agreement Regarding Shared Insurance dated as of October 30, 2003 by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. – incorporated by reference to Exhibit 10.32 to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

10.18
Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company - incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

Item No.	Exhibit Item

10.19
Master Agreement Regarding Amendments to The Amalgamated Sugar Company Documents dated October 19, 2000 – incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.20
Prepayment and Termination Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company and Wells Fargo Bank Northwest, N.A. – incorporated by reference to Exhibit No. 10.1 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

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

10.24
Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000 – incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.25
Amended and Restated Company Agreement of The Amalgamated Sugar Company LLC dated October 14, 2005 among The Amalgamated Sugar Company LLC, Snake River Sugar Company and The Amalgamated Collateral Trust – incorporated by reference to Exhibit No. 10.7 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.26
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

10.28
Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997  - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.	Exhibit Item

10.29
Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998 - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.30
Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000 – incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.31
Fourth Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated March 31, 2003 - incorporated by reference to Exhibit No. 10.1 to the Registrant's Quarterly Report on Form 10-Q (file No. 1-5467) for the quarter ended March 31, 2003.

10.32
Contingent Subordinate Pledge Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 – incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.33
Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 – incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.34
Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000 – incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.35
Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997  - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.36
First Amendment to Deposit Trust Agreement dated October 14, 2005 among ASC Holdings, Inc. and Wilmington Trust Company – incorporated by reference to Exhibit No. 10.2 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.37
Pledge Agreement between The Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997  - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.	Exhibit Item

10.38
Second Pledge Amendment (SPT) dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company – incorporated by reference to Exhibit No. 10.4 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.39
Guarantee by The Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997  - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.40
Second SPT Guaranty Amendment dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company – incorporated by reference to Exhibit No. 10.5 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

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

10.43
First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000 – incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.44
Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company’s 10.9% Senior Notes Due 2009 dated May 14, 1997  - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.45
Option Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company, Northwest Farm Credit Services, FLCA and U.S. Bank National Association – incorporated by reference to Exhibit No. 10.6 to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.46
First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River's 10.9% Senior Notes Due 2009 dated October 19, 2000 – incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

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

10.51
Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

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

21.1***	Subsidiaries of the Registrant.

23.1***	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

23.2***	Consent of PricewaterhouseCoopers LLP with respect to TIMET’s Consolidated Financial Statements

31.1***	Certification

31.2***	Certification

32.1***	Certification

99.1	Consolidated financial statements of Titanium Metals Corporation incorporated by reference to TIMET’s Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2007.

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

VALHI, INC. (Registrant)

By: /s/ Steven L. Watson
Steven L. Watson, March 13, 2008 (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 13, 2008 (Chairman of the Board)	Steven L. Watson, March 13, 2008 (President, Chief Executive Officer and Director)

/s/ Thomas E. Barry	/s/ Glenn R. Simmons
Thomas E. Barry, March 13, 2008 (Director)	Glenn R. Simmons, March 13, 2008 (Vice Chairman of the Board)

/s/ Norman S. Edelcup	/s/ Bobby D. O’Brien
Norman S. Edelcup, March 13, 2008 (Director)	Bobby D. O’Brien, March 13, 2008 (Vice President and Chief Financial Officer, Principal Financial Officer)

/s/ W. Hayden McIlroy	/s/ Gregory M. Swalwell
W. Hayden McIlroy, March 13, 2008 (Director)	Gregory M. Swalwell, March 13, 2008 (Vice President and Controller, Principal Accounting Officer)

/s/ J. Walter Tucker, Jr.
J. Walter Tucker, Jr. March 13, 2008 (Director)

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2006 and 2007	F-4

Consolidated Statements of Operations – Years ended December 31, 2005, 2006 and 2007	F-6

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2005, 2006 and 2007	F-7

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2005, 2006 and 2007	F-9

Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2006 and 2007	F-10

Notes to Consolidated Financial Statements	F-13

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

We omitted Schedules II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valhi, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2006 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 18 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2008

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS
	December 31,
	2006	2007

Current assets:
Cash and cash equivalents	$189.2	$138.3
Restricted cash equivalents	9.1	7.2
Marketable securities	12.6	7.2
Accounts and other receivables, net	228.3	241.4
Refundable income taxes	1.9	7.7
Receivable from affiliates	.8	4.6
Inventories, net	309.0	337.9
Prepaid expenses and other	17.9	16.2
Deferred income taxes	10.6	10.4

Total current assets	779.4	770.9

Other assets:
Marketable securities	259.0	319.8
Investment in affiliates	396.7	137.9
Pension asset	40.1	47.6
Goodwill	385.2	406.8
Other intangible assets	3.9	2.7
Deferred income taxes	264.4	168.7
Other assets	64.7	67.3

Total other assets	1,414.0	1,150.8

Property and equipment:
Land	42.1	48.2
Buildings	242.2	277.1
Equipment	928.4	1,051.9
Mining properties	30.7	39.8
Construction in progress	20.6	48.9
	1,264.0	1,465.9
Less accumulated depreciation	652.7	784.6

Net property and equipment	611.3	681.3

Total assets	$2,804.7	$2,603.0

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,
	2006	2007

Current liabilities:
Current maturities of long-term debt	$1.2	$16.8
Accounts payable	101.8	115.6
Accrued liabilities	119.7	133.2
Payable to affiliates	17.2	19.0
Income taxes	11.1	9.8
Deferred income taxes	2.2	3.3

Total current liabilities	253.2	297.7

Noncurrent liabilities:
Long-term debt	785.3	889.8
Deferred income taxes	479.2	402.8
Accrued pension costs	188.7	140.0
Accrued postretirement benefits cost	33.6	33.6
Accrued environmental costs	46.1	40.3
Other	28.1	89.9

Total noncurrent liabilities	1,561.0	1,596.4

Minority interest in net assets of subsidiaries	123.7	90.5

Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized; 0 and 5,000 shares issued	-	667.3
Common stock, $.01 par value; 150.0 million shares authorized; 118.9 million and 118.4 million shares issued	1.2	1.2
Additional paid-in capital	107.4	10.4
Retained earnings	839.2	(74.1)
Accumulated other comprehensive income (loss)	(43.1)	51.5
Treasury stock, at cost – 4.0 million and 4.0 million shares	(37.9)	(37.9)

Total stockholders' equity	866.8	618.4

Total liabilities, minority interest and stockholders' equity	$2,804.7	$2,603.0

Commitments and contingencies (Notes 4, 9, 12, 16 and 17)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2005	2006	2007

Revenues and other income:
Net sales	$1,392.8	$1,481.4	$1,492.2
Other income, net	68.0	89.9	42.3
Equity in earnings of:
Titanium Metals Corporation ("TIMET")	64.9	101.1	26.9
Other	3.6	3.8	1.7

Total revenue and other income	1,529.3	1,676.2	1,563.1

Cost and expenses:
Cost of goods sold	1,042.1	1,139.4	1,206.3
Selling, general and administrative	219.7	229.4	238.4
Loss on prepayment of debt	-	22.3	-
Interest	69.2	67.6	64.4

Total costs and expenses	1,331.0	1,458.7	1,509.1

Income before taxes	198.3	217.5	54.0

Provision for income taxes	104.6	63.8	103.2

Minority interest in after-tax earnings (losses)	11.6	12.0	(3.5)

Income (loss) from continuing operations	82.1	141.7	(45.7)

Discontinued operations, net of tax	(.2)	-	-

Net income (loss)	$81.9	$141.7	$(45.7)

Net income (loss) per share:

Basic	$.69	$1.22	$(.40)

Diluted	$.69	$1.20	$(.40)

Cash dividends per share	$.40	$.40	$.40

Weighted average shares outstanding:
Basic	118.2	116.1	114.7
Diluted	118.5	116.5	114.7

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2005	2006	2007

Net income (loss)	$81.9	$141.7	$(45.7)

Other comprehensive income (loss), net of tax:
Marketable securities	(1.3)	2.0	23.3

Currency translation	(25.3)	27.5	29.4

Defined benefit pension plans	(24.2)	5.6	32.1

Other postretirement benefit plans	-	-	.6

Total other comprehensive income (loss), net	(50.8)	35.1	85.4

Comprehensive income	$31.1	$176.8	$39.7

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)

(In millions)

	Years ended December 31,
	2005	2006	2007

Accumulated other comprehensive income (net of tax):
Marketable securities:
Balance at beginning of year	$5.5	$4.2	$6.2
Other comprehensive income (loss)	(1.3)	2.0	23.3
TIMET distribution	-	-	(2.4)
Balance at end of year	$4.2	$6.2	$27.1

Currency translation:
Balance at beginning of year	$36.9	$11.6	$39.1
Other comprehensive income (loss)	(25.3)	27.5	29.4
TIMET distribution	-	-	(4.0)
Balance at end of year	$11.6	$39.1	$64.5

Minimum pension liabilities:
Balance at beginning of year	$(53.9)	$(78.1)	$-
Other comprehensive income (loss)	(24.2)	5.6	-
Adoption of SFAS No. 158	-	72.5	-

Balance at end of year	$(78.1)	$-	$-

Defined benefit pension plans:
Balance at beginning of year	$-	$-	$(85.0)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	-	-	4.1
Net actuarial gain arising during year	-	-	28.0
Adoption of SFAS No. 158	-	(85.0)	1.2
TIMET distribution	-	-	12.9
Balance at end of year	$-	$(85.0)	$(38.8)

OPEB plans:
Balance at beginning of year	$-	$-	$(3.4)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	-	-	-
Net actuarial gain arising during year	-	-	.6
Adoption of SFAS No. 158	-	(3.4)	-
TIMET distribution	-	-	1.5
Balance at end of year	$-	$(3.4)	$(1.3)

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(11.5)	$(62.3)	$(43.1)
Other comprehensive income (loss)	(50.8)	35.1	85.4
Adoption of SFAS No. 158	-	(15.9)	1.2
TIMET distribution	-	-	8.0
Balance at end of year	$(62.3)	$(43.1)	$51.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2005, 2006 and 2007

(In millions)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity

Balance at December 31, 2004	$-	$1.2	$111.0	$813.4	$(11.5)	$(37.9)	$876.2

Net income	-	-	-	81.9	-	-	81.9
Cash dividends	-	-	-	(48.8)	-	-	(48.8)
Other comprehensive loss, net	-	-	-	-	(50.8)	-	(50.8)
Treasury stock:	-
Acquired	-	-	-	-	-	(62.1)	(62.1)
Retired	-	-	(3.2)	(58.9)	-	62.1	-
Other, net	-	-	1.0	-	-	-	1.0

Balance at December 31, 2005	-	1.2	108.8	787.6	(62.3)	(37.9)	797.4

Net income	-	-	-	141.7	-	-	141.7
Cash dividends	-	-	-	(48.0)	-	-	(48.0)
Other comprehensive income, net	-	-	-	-	35.1	-	35.1
Change in accounting SFAS No. 158 – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	(15.9)	-	(15.9)
Treasury stock:
Acquired	-	-	-	-	-	(43.8)	(43.8)
Retired	-	-	(1.7)	(42.1)	-	43.8	-
Other, net	-	-	.3	-	-	-	.3

Balance at December 31, 2006	-	1.2	107.4	839.2	(43.1)	(37.9)	866.8

Net loss	-	-	-	(45.7)	-	-	(45.7)
Cash dividends	-	-	(34.2)	(11.4)	-	-	(45.6)
Dividend of TIMET common stock	-	-	(55.0)	(850.4)	8.0	-	(897.4)
Change in accounting:
FIN No. 48	-	-	-	(1.6)	-	-	(1.6)
SFAS No. 158 - measurement date provisions	-	-	-	(2.2)	1.2	-	(1.0)
Issuance of preferred stock	667.3	-	-	-	-	-	667.3
Other comprehensive income, net	-	-	-	-	85.4	-	85.4
Treasury stock:
Acquired	-	-	-	-	-	(11.1)	(11.1)
Retired	-	-	(9.2)	(1.9)	-	11.1	-
Other, net	-	-	1.4	(.1)	-	-	1.3

Balance at December 31, 2007	$667.3	$1.2	$10.4	$(74.1)	$51.5	$(37.9)	$618.4

See accompanying Notes to Consolidated Financial Statements.
F- 9

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$81.9	$141.7	$(45.7)
Depreciation and amortization	74.5	72.5	66.3
Securities transactions, net	(20.3)	(.7)	.1
Write-off of accrued interest receivable	21.6	-	-
Loss on prepayment of debt	-	22.3	-
Call premium paid on redemption of Senior Secured Notes	-	(20.9)	-
Loss (gain) on disposal of property and equipment	1.6	(35.3)	1.3
Noncash interest expense	3.0	2.0	1.6
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(6.4)	(5.3)	(4.6)
Other postretirement benefit expense	(3.0)	(1.5)	.9
Deferred income taxes:
Continuing operations	42.7	37.3	86.4
Discontinued operations	(.7)	-	-
Minority interest:
Continuing operations	11.6	12.0	(3.5)
Discontinued operations	(.2)	-	-
Equity in:
TIMET	(64.9)	(101.2)	(26.9)
Other	(3.6)	(3.8)	(1.7)
Net distributions from (contributions to):
TiO2 manufacturing joint venture	4.9	2.3	(4.9)
Other	1.0	2.3	1.0
Other, net	.3	1.0	1.9
Change in assets and liabilities:
Accounts and other receivables, net	(4.1)	8.2	9.1
Inventories, net	(48.9)	(3.8)	3.9
Accounts payable and accrued liabilities	.7	(6.8)	(4.8)
Income taxes	16.1	(21.1)	(9.6)
Accounts with affiliates	3.8	1.4	(2.0)
Other noncurrent assets	(4.6)	6.0	(2.7)
Other noncurrent liabilities	(2.3)	(13.8)	(4.3)
Other, net	(.4)	(8.5)	1.7

Net cash provided by operating activities	$104.3	$86.3	$63.5

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from investing activities:
Capital expenditures	$(62.8)	$(63.8)	$(63.8)
Purchases of:
Kronos common stock	(7.0)	(25.4)	-
TIMET common stock	(18.0)	(18.7)	(.7)
CompX common stock	(3.6)	(2.3)	(3.3)
NL common stock	-	(.4)	-
Business units	(7.3)	(9.8)	-
Marketable securities	(29.4)	(43.4)	(23.3)
Capitalized permit costs	(4.1)	(8.3)	(7.1)
Proceeds from disposal of:
Marketable securities	19.7	42.9	28.5
Property and equipment	.6	39.4	.6
Business unit	18.1	-	-
Kronos common stock	19.2	-	-
Interest in Norwegian smelting operation	3.5	-	-
Change in restricted cash equivalents, net	(1.8)	(2.9)	2.4
Collection of loan to Snake River Sugar Company	80.0	-	-
Cash of disposed business unit	(4.0)	-	-
Loans to affiliates:
Loans	(11.0)	-	-
Collections	25.9	-	-
Other, net	2.4	3.2	1.3

Net cash provided by (used in) investing activities	20.4	(89.5)	(65.4)

Cash flows from financing activities:
Indebtedness:
Borrowings	57.0	772.7	331.1
Principal payments	(54.2)	(751.6)	(324.4)
Deferred financing costs paid	(.1)	(9.0)	-
Valhi cash dividends paid	(48.8)	(48.0)	(45.6)
Distributions to minority interest	(12.0)	(8.9)	(8.5)
Treasury stock acquired	(62.1)	(43.8)	(11.1)
NL common stock issued	2.5	.1	-
Issuance of Valhi common stock and other, net	1.9	.9	2.4

Net cash used in financing activities	(115.8)	(87.6)	(56.1)

Net increase (decrease)	$8.9	$(90.8)	$(58.0)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$8.9	$(90.8)	$(58.0)
Currency translation	(1.7)	5.0	7.1
Net change for the year	7.2	(85.8)	(50.9)

Balance at beginning of year	267.8	275.0	189.2

Balance at end of year	$275.0	$189.2	$138.3

Supplemental disclosures: Cash paid for:
Interest, net of amounts capitalized	$65.0	$57.9	$62.5
Income taxes, net	54.1	42.9	32.3

Noncash investing activities: Note receivable received upon disposal of business unit	4.2	-	-
Inventories received as partial consideration for disposal of interest in Norwegian smelting operation	1.9	-	-
Accruals for capital expenditures	-	-	9.7

Noncash financing activities:
Dividend of TIMET common stock	-	-	897.4
Issuance of preferred stock in settlement of tax obligation	-	-	667.3
Issuance of note payable to TIMET for acquisition of minority interest	-	-	52.6

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1 -                           Summary of significant accounting policies:

Nature of our business. Valhi, Inc. (NYSE: VHI) is primarily a holding company.  We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”).  Prior to March 26, 2007 we were the largest shareholder of Titanium Metals Corporation (“TIMET”) although we owned less than a majority interest.  See Note 3.  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

Organization.  We are majority owned by a subsidiary of Contran Corporation, which owns approximately 93% of our outstanding common stock at December 31, 2007.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

We account for increases in our ownership interest of our consolidated subsidiaries and equity method investees, either through our purchase of additional shares of their common stock or through their purchase of their own shares of common stock, by the purchase method (step acquisition).  Unless otherwise noted, such purchase accounting generally results in an adjustment to the carrying amount of goodwill for our consolidated subsidiaries.  We account for decreases in our ownership interest of our consolidated subsidiaries and equity method investees through cash sale of their common stock to third parties (either by us or by our subsidiary) by recognizing a gain or loss in net income equal to the difference between the proceeds from such sale and the carrying value of the shares sold.  The effect of other decreases in our ownership interest, which is usually the result of employee stock options exercises, is generally not material.  See Note 18.

Foreign currency translation.  The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.”  The functional currency of our foreign subsidiaries is generally the local currency of the country.  Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders' equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes and minority interest.  We recognize currency transaction gains and losses in income.

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

Marketable securities; securities transactions. We carry marketable debt and equity securities at fair value based upon quoted market prices, Level 1 inputs as defined in SFAS No. 157, Fair Value Measurements, or Level 2 or Level 3 inputs as otherwise disclosed.  See Note 19.  We recognize unrealized and realized gains and losses on trading securities in income.  We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest.  Realized gains and losses are based on specific identification of the securities sold.

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

Investment in affiliates and joint ventures.  We account for investments in more than 20%-owned but less than majority-owned companies by the equity method.  See Note 7.  We allocate any differences between the cost of each investment and our pro-rata share of the entity's separately-reported net assets among the assets and liabilities of the entity based upon estimated relative fair values.  We amortize these differences, which were not material at December 31, 2007, to income as the entities depreciate, amortize or dispose of the related net assets.

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

We amortize identifiable intangible assets by the straight-line method over their estimated useful lives as follows:

Asset	Useful lives

Patents	15 years
Customer lists	7 to 8 years

Capitalized operating permits.  Our Waste Management Segment capitalizes direct costs for the acquisition or renewal of operating permits and amortizes these costs by the straight-line method over the term of the applicable permit.  Amortization of capitalized operating permit costs was $.1 million in each of 2005, 2006 and 2007.  At December 31, 2007, net capitalized operating permit costs include (i) $.2 million in costs to renew certain permits for which the renewal application is pending with the applicable regulatory agency and (ii) $26.4 million in costs to apply for certain new permits which have not yet been issued by the applicable regulatory authority.  We currently expect renewal of the permits for which the application is still pending will occur in the ordinary course of business, and we have been amortizing costs related to these renewals from the date the prior permit expired.  For costs related to new permits that have not yet been issued, we will either (i) amortize such costs from the date the permit is issued or (ii) write off such costs to expense at the earlier of (a) the date the applicable regulatory authority rejects the permit application or (b) the date we determine issuance of the permit is not probable.  All operating permits are generally subject to renewal at the option of the issuing governmental agency.

Property and equipment; depreciation expense.  We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  We did not capitalize any material interest costs in 2005, 2006 or 2007.  We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years

We expense expenditures for maintenance, repairs and minor renewals as incurred that do not improve or extend the life of the assets, including planned major maintenance.

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

Long-term debt.  We state long-term debt net of any unamortized original issue premium or discount.  We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense, and compute amortization by the interest method over the term of the applicable issue.

Employee benefit plans.  Accounting and funding policies for our retirement plans are described in Notes 11 and 18.

Income taxes.  We and our qualifying subsidiaries are members of Contran's consolidated U.S federal income tax group (the "Contran Tax Group").  We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17.  Contran’s policy for intercompany allocation of income taxes provides that subsidiaries included in the Contran Tax Group compute their provision for income taxes on a separate company basis.  Generally, subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments to Contran of $.5 million in 2005, $1.2 million in 2006 and $5.8 million in 2007.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recorded in the Consolidated Financial Statements and the tax basis of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not permanently reinvested.  In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $720 million at December 31, 2007 (in 2006 the amount was $745 million).  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to these earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets we believe does not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed the benefit associated with a tax position was not probable of prevailing with the applicable tax authority and the amount of the lost benefit was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (“FIN”), Accounting for Uncertain Tax Positions for tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 18.

NL, Kronos, CompX, Tremont and WCS are members of the Contran Tax Group.    NL, Kronos and CompX are each a party to a tax sharing agreement with us and Contran pursuant to which they generally compute their provision for income taxes on a separate-company basis, and make payments to or receive payments from us in amounts that they would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had they not been a member of the Contran Tax Group.

Environmental remediation costs.  We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout.  We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable.  We had no such receivables at December 31, 2006 and 2007.

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

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Shipping and handling costs of our Chemicals Segment were approximately $76 million in 2005, $81 million in 2006 and $82 million in 2007.  Shipping and handling costs of our Component Products and Waste Management Segments are not material.  We expense advertising and research, development and sales technical support costs as incurred.  Advertising costs were approximately $2 million in each of 2005, 2006 and 2007.  Research, development and certain sales technical support costs were approximately $9 million in 2005, $11 million in 2006 and $12 million in 2007.

Note 2 -                           Business and geographic segments:

Business segment	Entity	% owned at December 31, 2007

Chemicals	Kronos	95%
Component products	CompX	86%
Waste management	WCS	100%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our ownership of CompX is through NL.  See Note 3.

Prior to March 26, 2007, we owned 35% of TIMET directly and through a wholly-owned subsidiary.  On March 26, 2007, we completed a special dividend of the TIMET stock we owned.  As a result, we now own approximately 1% of the TIMET shares outstanding.  We accounted for our ownership of TIMET by the equity method through the date of the special dividend.  See Note 3.  At December 31, 2007, TIMET owned an additional .5% of NL and less than .1% of Kronos, see Note 12.  Because we do not consolidate TIMET, the shares of NL and Kronos held by TIMET are not considered as owned by us for financial reporting purposes.

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

We have three consolidated reportable operating segments:

•
Chemicals – Our Chemicals Segment is operated through our majority ownership of Kronos.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. Kronos has production facilities located throughout North America and Europe.  Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana.  See Note 7.

•
Component Products – We operate in the component products industry through our majority ownership of CompX.  CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.

•
Waste Management – WCS is our wholly-owned subsidiary that owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low level radioactive waste.  WCS is in the process of obtaining regulatory authorization to expand its low-level and mixed low-level radioactive waste handling capabilities.

We evaluate segment performance based on segment operating income, which we define as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income), which are not attributable to the operations of the reportable operating segments.  The accounting policies of our reportable operating segments are the same as those described in Note 1.  Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in how we define operating income.  Intersegment sales are not material.

Interest income included in the calculation of segment operating income is not material in 2005, 2006 or 2007.  Capital expenditures include additions to property and equipment but exclude amounts we paid for business units acquired in business combinations.  See Note 3.  Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment.  Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets.  Our investment in the TiO2 manufacturing joint venture (see Note 7) is included in the Chemicals Segment assets.  Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties.  At December 31, 2007, approximately 24% of corporate assets were held by NL (in 2006 the percentage was 18%), with substantially all of the remainder held directly by Valhi.

F-69

	Years ended December 31,
	2005	2006	2007

	(In millions)
Net sales:
Chemicals	$1,196.7	$1,279.5	$1,310.3
Component products	186.3	190.1	177.7
Waste management	9.8	11.8	4.2

Total net sales	$1,392.8	$1,481.4	$1,492.2

Cost of goods sold:
Chemicals	$884.1	$980.8	$1,062.2
Component products	142.6	143.6	132.4
Waste management	15.4	15.0	11.7

Total cost of goods sold	$1,042.1	$1,139.4	$1,206.3

Gross margin:
Chemicals	$312.6	$298.7	$248.1
Component products	43.7	46.5	45.3
Waste management	(5.6)	(3.2)	(7.5)

Total gross margin	$350.7	$342.0	$285.9

Operating income (loss):
Chemicals	$165.6	$138.1	$88.6
Component products	19.3	20.6	16.0
Waste management	(12.1)	(9.5)	(14.1)

Total operating income	172.8	149.2	90.5

Equity in:
TIMET	64.9	101.1	26.9
Other	3.6	3.8	1.7
General corporate items:
Interest and dividend income	57.8	41.6	30.9
Securities transaction gains, net	20.2	.7	(.1)
Write-off of accrued interest	(21.6)	-	-
Gain on disposal of fixed assets	-	36.4	-
Insurance recoveries	3.0	7.6	6.1
General expenses, net	(33.2)	(33.0)	(37.6)
Loss on prepayment of debt	-	(22.3)	-
Interest expense	(69.2)	(67.6)	(64.4)

Income before income taxes	$198.3	$217.5	$54.0

	Years ended December 31,
	2005	2006	2007
	(In millions)

Depreciation and amortization:
Chemicals	$60.1	$57.4	$52.5
Component products	10.9	11.8	11.0
Waste management	2.8	2.7	2.3
Corporate	.7	.6	.5

Total	$74.5	$72.5	$66.3

Capital expenditures:
Chemicals	$43.4	$50.9	$47.4
Component products	10.5	12.1	13.8
Waste management	7.0	.5	2.4
Corporate	1.9	.3	.2

Total	$62.8	$63.8	$63.8

	December 31,
	2005	2006	2007
	(In millions)
Total assets:
Operating segments:
Chemicals	$1,694.1	$1,826.8	$1,862.6
Component products	155.2	169.2	185.4
Waste management	49.6	53.4	59.7
Investments accounted for by the equity method:
TIMET common stock	138.7	264.1	-
Other joint ventures	16.5	18.8	19.4
Corporate and eliminations	524.3	472.4	475.9

Total	$2,578.4	$2,804.7	$2,603.0

Geographic information.  We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location.  At December 31, 2007 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $624 million (in 2006 the total was $642 million).

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net sales - point of origin:
United States	$618.8	$667.1	$638.4
Germany	613.1	672.0	700.6
Canada	266.0	265.2	260.7
Belgium	186.9	192.9	209.8
Norway	160.5	173.5	184.3
Taiwan	14.2	15.9	11.7
Eliminations	(466.7)	(505.2)	(513.3)

Total	$1,392.8	$1,481.4	$1,492.2

Net sales - point of destination:
North America	$589.2	$609.9	$545.8
Europe	693.6	732.9	811.8
Asia and other	110.0	138.6	134.6

Total	$1,392.8	$1,481.4	$1,492.2

	December 31,
	2005	2006	2007
	(In millions)

Net property and equipment:
United States	$75.2	$78.2	$82.3
Germany	278.9	301.4	332.1
Canada	87.9	80.6	89.6
Norway	64.4	76.2	95.8
Belgium	61.7	67.2	74.1
Taiwan	8.3	7.7	7.4

Total	$576.4	$611.3	$681.3

Note 3 -  Business combinations and related transactions:

NL Industries, Inc. Our ownership of NL has remained at approximately 83% since the beginning of 2005 as stock option exercises by NL employees were offset in part by our purchase of 36,600 shares of NL in market transactions during 2006 for an aggregate of $.4 million.

Kronos Worldwide, Inc. At the beginning of 2005, we held an aggregate of 94% of Kronos’ outstanding common stock.  During the first quarter of 2005, NL paid a quarterly dividends in shares of Kronos common stock, in which an aggregate of approximately .3 million shares of Kronos common stock then were distributed to NL shareholders (including us) in the form of pro-rata dividends.  We received 83% of the Kronos shares distributed by NL.

NL made certain other pro-rata distributions to its stockholders in the form of shares of Kronos common stock prior to 2005. All of NL’s distributions of Kronos common stock were taxable to NL and   NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL's adjusted tax basis in the shares at the dates of distribution.  The amount of the tax liability related to the Kronos shares distributed to NL shareholders, other than us, was approximately $.7 million in 2005, and we recognized this amount as a component of our consolidated provision for income taxes in 2005.  Other than our recognition of these NL tax liabilities, the completion of this 2005 quarterly distribution of Kronos common stock by NL had no other impact on our consolidated financial position, results of operations or cash flows.

With respect to the shares of Kronos NL distributed to us in all of NL’s pro-rata distributions, we and NL previously agreed that substantially all of the income tax liability generated from the distribution of these shares could be paid by NL to us in the form of shares of Kronos common stock held by NL.  Prior to 2005, NL transferred shares of Kronos common stock to us in satisfaction of the tax liability and the tax liability generated from the use of Kronos shares to settle the tax liability.  The aggregate amount of such tax liability, including the tax liability resulting from the use of Kronos common stock to settle such liability was $230 million.  Such aggregate tax liability includes $3.3 million related to the Kronos shares distributed by NL to us in the first quarter of 2005, and NL paid this tax liability to us in cash.  To date, we have not paid the $230 million tax liability to Contran because Contran has not paid the liability to the applicable tax authority.  The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us.  We have recognized deferred income taxes for our investment in Kronos common stock, and, in accordance with GAAP, the amount of the deferred income taxes we have recognized ($205 million at December 31, 2007) is limited to this $230 million tax liability.

During 2005 and 2006, we purchased an aggregate of 1.2 million shares of Kronos common stock in market transactions for $32.4 million.  During 2005, we sold an aggregate of .5 million shares of Kronos common stock in market transactions for proceeds of $19.2 million.  We recognized pre-tax gains related to the reduction of our ownership interest in Kronos related to these sales of $14.7 million in 2005.  See Note 15.

TIMET. At the beginning of 2005, we owned an aggregate of 41% of TIMET’s outstanding common stock either directly and through a wholly-owned subsidiary.  Our ownership of TIMET was reduced to 35% by December 31, 2006 due to stock option exercises by TIMET employees and the conversion of shares of TIMET’s convertible preferred stock into TIMET common stock, offset in part by our purchase of an aggregate of 4.7 million shares of TIMET common stock (as adjusted for certain TIMET stock splits) in market transactions during 2005 and 2006 for an aggregate of $36.7 million.

On March 26, 2007, we completed a special dividend of the TIMET common stock we owned to our stockholders.  Each of our stockholders received .4776 of a share of TIMET common stock for each share of our common stock held.  For financial reporting purposes, we continued to apply the equity method to our investment in TIMET through March 31, 2007.  As a result of the distribution, we now own approximately 1% of the TIMET shares outstanding.  We accounted for our dividend of TIMET common stock as a spin-off in which we reduced our stockholders’ equity by the aggregate book value of the shares distributed, net of applicable tax, or approximately $897.4 million.  For income tax purposes, the dividend of TIMET common stock was taxable to us based on the difference between the aggregate fair value of the TIMET shares distributed ($36.90 per share, or an aggregate of $2.1 billion) and our tax basis of the shares distributed.  This tax obligation was approximately $667.7 million, after we utilized available net operating loss (“NOL”) carryforwards of $57.8 million and alternative minimum tax credit (“AMT”) carryforwards of $1.1 million.

We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”), and we make payments to Contran for income taxes in amounts that we would have paid to the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group. As a member of the Contran Tax Group, the tax obligation generated from the special dividend is payable to Contran.  In order to discharge substantially all of this tax obligation we owed to Contran, in March 2007 we issued to Contran shares of a new issue of our preferred stock.  See Note 14.  Because Contran directly or indirectly owned approximately 92% of our common stock at March 26, 2007, we distributed a substantial portion of the TIMET shares to other members of the Contran Tax Group.  As a result, Contran is not currently required to pay approximately $620 million of this tax obligation to the applicable tax authority, because the gain on the shares distributed to members of Contran’s Tax Group is currently deferred at the Contran level.  This income tax liability would become payable by Contran to the applicable tax authority when the shares of TIMET common stock we distributed to other members of the Contran Tax Group are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving Contran and us.

NL owns approximately 4.7 million shares of our common stock, and for financial reporting purposes we account for our proportional interest in such shares as treasury stock.  See Note 14.  Under Delaware Corporation Law, NL receives dividends on its Valhi shares.  As a result, NL received approximately 2.2 million shares of the TIMET common stock we distributed in the special dividend.  In addition, in March 2007 we purchased shares of our common stock in market transactions under our repurchase program described in Note 14.  Because we purchased these shares between the record date and payment date of the special dividend, we became entitled to receive the shares of TIMET common stock we distributed in the special dividend with respect to the shares of our common stock we repurchased, or approximately 19,000 shares of TIMET common stock.  We allocated the cost of our shares we repurchased between the TIMET and Valhi common stock acquired based upon relative market values on the date of purchase, and we allocated an aggregate of $.7 million to the TIMET shares we acquired.  At the end of the first quarter of 2007, the aggregate number of TIMET shares we owned represented approximately 1% of TIMET’s outstanding common stock.  Accordingly, effective March 31, 2007 we began accounting for our shares of TIMET common stock as available-for-sale marketable securities carried at fair value, and the difference between the aggregate fair value and the cost basis of our TIMET shares is recognized as a component of accumulated other comprehensive income, net of applicable income tax and minority interest.  The cost basis of the TIMET shares NL received was $11.4 million, which represents our basis in such TIMET shares under the equity method immediately before the special dividend.  During the fourth quarter of 2007, NL sold .8 million of its TIMET shares to us for a cash price of $33.50 per share, or an aggregate of $26.8 million.  For financial reporting purposes, NL’s previous $4 million aggregate cost basis of these .8 million shares is also our cost basis in these shares.  At December 31, 2007, the quoted market price for TIMET’s common stock was $26.45 per share, for an aggregate market value of our TIMET shares of $60.2 million.  See Note 4.  As a result, a substantial portion of the increase in our accumulated other comprehensive income related to marketable securities during 2007 relates to the unrealized gain, net of applicable income tax and minority interest, related to these shares of TIMET common stock.

For income tax purposes, the tax basis in the shares of TIMET received by NL in the special dividend is equal to the fair value of such TIMET shares on the date of the special dividend.  However, because the fair value of all of the TIMET shares we distributed exceeded our cumulative earnings and profits as of the end of 2007, NL was required to reduce the tax basis of its shares of Valhi common stock by an amount equal to the lesser of (i) its tax basis in such Valhi shares and (ii) its pro-rata share of the amount by which the aggregate fair value of the TIMET shares we distributed exceeded our earnings and profits.  Additionally, and since NL’s pro-rata share of the amount by which the aggregate fair value of the TIMET shares we distributed exceeds our earnings and profits is greater than the tax basis of its Valhi shares, NL was required to recognize a capital gain for the difference.  The benefit to NL associated with receiving a fair-value tax basis in its TIMET shares was completely offset by the elimination of the tax basis in its Valhi shares and the capital gain NL is required to recognize for the excess.  NL’s income tax generated from this capital gain is approximately $11.2 million.  For financial reporting purposes, NL provides deferred income taxes for the excess of the carrying value over the tax basis of its shares of both Valhi and TIMET common stock, and as a result the $11.2 million current income tax generated by NL was offset by deferred income taxes NL had previously provided on its shares of Valhi common stock.  However, because we account for our proportional interest in the Valhi shares held by NL as treasury stock, we also eliminate our proportional interest in the deferred income taxes NL recognizes at its level with respect to the Valhi shares it holds.  As a result, for financial reporting purposes we had not previously recognized our proportional interest in the $11.2 million of income taxes (or $9.3 million) that NL had previously recognized.  Accordingly, as part of the special dividend we were required to recognize $9.3 million of income taxes related to the income tax effect to NL of the special dividend.

NL is also a member of the Contran Tax Group, and NL makes payments to us for income taxes in amounts it would have paid to the U.S. Internal Revenue Service had NL not been a member of the Contran Tax Group. Approximately $10.8 million of the $11.2 million tax generated by NL is payable to us (the remaining $.4 million relates to one of NL’s subsidiaries that was not a member of the Contran Tax Group).  We are not currently required to pay this $10.8 million tax liability to Contran, nor is Contran currently required to pay this tax liability to the applicable tax authority, because the related taxable gain is currently deferred at our level and the Contran level since we and NL are members of the Valhi tax group on a separate company basis and of the Contran Tax Group on the distribution date.  This income tax liability would become payable by us to Contran, and by Contran to the applicable tax authority, when the shares of Valhi common stock held by NL are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.  At December 31, 2007, this $10.8 million is recognized as a component of our deferred income taxes.

A summary of the $897.4 million net reduction in our stockholders’ equity as a result of the special dividend is summarized as follows:

Amount
(In millions)

Investment in TIMET	$276.7
Deferred income taxes previously recognized:
Investment in TIMET	(56.9)
NOL and AMT carryforwards	21.4
Income taxes generated from the special dividend:
Valhi level, net of amount included in other comprehensive income	646.9
NL level	9.3

Total	$897.4

CompX International Inc. At the beginning of 2005, we held approximately 68% of CompX stock through NL’s investment in CompX and TIMET held approximately 15% of CompX stock.  See Note 2.  During 2005 and 2006, NL purchased an aggregate of 381,000 shares of CompX common stock in market transactions for approximately $5.9 million.

In August 2007, CompX’s board of directors authorized the repurchase of up to 500,000 shares of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization was in addition to the 467,000 shares of Class A common stock that remained available for repurchase under prior authorizations of CompX’s board of directors.  CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled. During 2007, CompX purchased 179,100 shares of its Class A common stock in market transactions for an aggregate of $3.3 million.  At December 31, 2007 approximately 804,400 shares were available for purchase under these repurchase authorizations.

In October 2007, the independent members of CompX’s board of directors authorized the repurchase and cancellation of a net 2.7 million shares of its Class A common stock held by TIMET, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group.  These repurchases were made outside of CompX’s stock repurchase plan discussed above.  CompX purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which it paid in the form of a promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase was approved.  The promissory note bears interest at LIBOR plus 1% and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  CompX may make prepayments on the promissory note at any time, in any amount, without penalty.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  See Notes 9 and 16.

As a result of CompX’s repurchase and/or cancellation of its Class A shares owned directly or indirectly by TIMET, TIMET no longer has any direct or indirect ownership in CompX or CompX Group, CompX’s outstanding Class A shares were reduced by 2.7 million shares and our ownership interest in CompX increased to 86%.

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

Note 4 -                           Marketable securities:

	December 31,
	2006	2007
	(In millions)

Current assets (available-for-sale):
Restricted debt securities	$10.0	$5.9
Other debt securities	2.6	1.3

Total	$12.6	$7.2

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC	$250.0	$250.0
TIMET	-	60.2
Restricted debt securities	2.8	3.2
Other debt securities and common stocks	6.2	6.4

Total	$259.0	$319.8

Amalgamated Sugar. Prior to 2005, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated’s areas of operations.  Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC.  The cost basis of the net assets we transferred to the LLC was approximately $34 million.  When we transferred control of our operations to Snake River in return for our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes.  Therefore, the cost basis of our investment in the LLC is $250 million.  As part of this transaction, Snake River made certain loans to us aggregating $250 million.  These loans are collateralized by our interest in the LLC.  Snake River's sources of funds for its loans to us, as well as its $14 million contribution to the LLC in exchange for its voting interest in the LLC, included cash contributions by the grower members of Snake River and $180 million in debt financing we provided.  We collected $100 million of the $180 million prior to 2005 when Snake River obtained an equal amount of third-party financing, and collected the remaining $80 million during 2005 when Snake River obtained new third-party financing.  See Notes 9 and 15.

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

Prior to 2005, Snake River agreed that the annual amount of (i) the distributions paid by the LLC to us plus (ii) the debt service payments paid by Snake River to us on our prior $80 million loan to Snake River would at least equal the annual amount of interest payments we owe to Snake River on our $250 million loan.  In 2005, and following the complete repayment of our $80 million loan to Snake River, Snake River agreed that the annual amount of distributions we receive from the LLC would exceed the annual amount of interest payments we owe to Snake River on our $250 million in loans from Snake River by at least $1.8 million. If we receive less than the required minimum amount, certain agreements we previously made with Snake River and the LLC, including a reduction in the amount of cumulative distributions that we must receive from the LLC in order to prevent us from becoming able to temporarily take control of the LLC, would retroactively become null and void and we would be able to temporarily take control of the LLC if we so desired.  Through December 31, 2007, Snake River and the LLC maintained the applicable minimum required levels of cash flows to us.

We report the cash distributions received from the LLC as dividend income.  We recognize distributions when they are declared by the LLC, which is generally the same month we receive them, although in certain cases distributions may be paid on the first business day of the following month.  See Note 15.  The amount of such future distributions we will receive from the LLC is dependent upon, among other things, the future performance of the LLC’s operations. Because we receive preferential distributions from the LLC and we have the right to require the LLC to redeem our interest for a fixed and determinable amount beginning at a fixed and determinable date, we account for our investment in the LLC as an available-for-sale marketable security carried at estimated fair value.  The fair value is determined using Level 3 inputs as defined is SFAS No. 157 as the $250 million redemption price of our investment in the LLC.  We also provide certain services to the LLC, as discussed in Note 16.  We do not expect to report a gain on the redemption at the time our LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of our investment in the LLC at the time of redemption.

TIMET. See Note 3 for information on our investment in TIMET.

Other. The aggregate cost of the restricted and unrestricted debt securities and other available-for-sale marketable securities approximates their net carrying value at December 31, 2006 and 2007.  During 2006 and 2007, we purchased other available-for-sale marketable securities (primarily common stocks and debt securities) for an aggregate of $43.4 million and $23.3 million, respectively, and subsequently sold a portion of such securities for an aggregate of $42.9 million and $28.5 million, respectively, which generated a net securities transaction gain of approximately $.7 million in 2006 and a loss of $.1 million in 2007.  See Note 15.

Note 5 -                           Accounts and other receivables, net:

	December 31,
	2006	2007
	(In millions)

Accounts receivable	$228.0	$239.2
Notes receivable	3.2	4.5
Accrued interest and dividends receivable	.1	.1
Allowance for doubtful accounts	(3.0)	(2.4)

Total	$228.3	$241.4

Note 6 -                           Inventories, net:

	December 31,
	2006	2007
	(In millions)

Raw materials:
Chemicals	$46.1	$66.2
Component products	5.8	6.3

Total raw materials	51.9	72.5

Work in process:
Chemicals	25.7	19.9
Component products	8.7	9.8

Total in-process products	34.4	29.7

Finished products:
Chemicals	168.4	171.6
Component products	7.1	8.2

Total finished products	175.5	179.8

Supplies (primarily chemicals)	47.2	55.9

Total	$309.0	$337.9

Note 7 -                           Other assets:

	December 31,
	2006	2007

	(In millions)
Investment in affiliates:
TIMET:
Common stock	$264.1	$-
Preferred stock	.2	-

Total investment in TIMET	264.3	-

Ti02 manufacturing joint venture	113.6	118.5
Basic Management and Landwell	18.8	19.4

Total	$396.7	$137.9

Other assets:
Waste disposal site operating permits, net	$22.8	$29.8
Deferred financing costs	9.2	8.2
IBNR receivables	6.6	7.8
Loans and other receivables	3.2	1.8
Restricted cash equivalents	.4	.1
Other	22.5	19.6

Total	$64.7	$67.3

Investment in TIMET. On March 26, 2007, we completed a special dividend of the TIMET common stock we owned to our stockholders.  See Note 3.

Certain selected financial information of TIMET is summarized below:

December 31, 2006
(In millions)

Current assets	$757.6
Property and equipment	329.8
Marketable securities	56.8
Other noncurrent assets	72.7

Total assets	$1,216.9

Current liabilities	$211.1
Accrued pension and postretirement benefits	80.2
Other noncurrent liabilities	25.4
Minority interest	21.3
Stockholders’ equity	878.9

Total liabilities, minority interest and stockholders’ equity	$1,216.9

	Years ended December 31,
	2005	2006
	(In millions)

Net sales	$749.8	$1,183.2
Cost of sales	550.4	747.1
Operating income	171.1	382.8
Net income attributable to common stockholders	143.7	274.5

We also previously owned 14,700 shares of TIMET Series A convertible preferred stock, which we converted into 196,000 shares of TIMET common stock immediately prior to the March 2007 special distribution.

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment and another Ti02 producer, Tioxide America, Inc. (”Tioxide”), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or “LPC”) that owns and operates a TiO2 plant in Louisiana.  Tioxide is a wholly-owned subsidiary of Huntsman Holdings LLC.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC.  LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC.  Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any.  Our share of net cost is reported as cost of sales as the related Ti02 acquired from LPC is sold.  We include the distributions from LPC, which generally relate to excess cash from non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, in cash flows from operating activities in our Consolidated Statements of Cash Flows. We report distributions or contributions net of any contributions or distributions we made during the periods.  Our net distributions of $4.9 million in 2005 and $2.3 million in 2006 are stated net of contributions of $10.1 million in 2005 and $11.9 million in 2006. Contributions of $4.9 million in 2007 are stated net of distributions of $8.0 million.

Certain selected financial information of LPC is summarized below:

	December 31,
	2006	2007
	(In millions)

Current assets	$56.2	$68.3
Property and equipment	192.6	195.2

Total assets	$248.8	$263.5

Liabilities, primarily current	$18.8	$23.8
Partners’ equity	230.0	239.7

Total liabilities and partners’ equity	$248.8	$263.5

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net sales:
Kronos	$109.4	$124.1	$124.6
Tioxide	110.4	125.2	125.0

Cost of sales	219.6	249.3	249.6
Net income	-	-	-

On September 22, 2005, LPC’s facility temporarily halted production due to Hurricane Rita.  Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005.  The majority of LPC’s property damage and unabsorbed fixed costs, for periods in which normal production levels were not achieved, were covered by insurance, and insurance covered our lost profits (subject to applicable deductibles) resulting from our share of the lost production at LPC.  Both we and LPC filed claims with our insurers.  We recognized income of $1.8 million related to our business interruption claim in the fourth quarter of 2006, which is included in other income on our Consolidated Statement of Operations.

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

	September 30,
	2006	2007
	(In millions)

Current assets	$45.7	$39.6
Property and equipment	11.7	11.1
Prepaid costs and other	5.0	4.7
Land and development costs	15.6	15.4
Notes and other receivables	2.8	1.6
Investment in undeveloped land and water rights	41.4	45.7

Total assets	$122.2	$118.1

Current liabilities	$17.6	$15.2
Long-term debt	20.3	18.2
Deferred income taxes	6.1	6.5
Other noncurrent liabilities	1.3	1.3
Equity	76.9	76.9

Total liabilities and equity	$122.2	$118.1

	Twelve months ended September 30,
	2005	2006	2007
	(In millions)

Total revenues	$30.4	$31.4	$23.5
Income before income taxes	14.9	16.6	10.2
Net income	12.8	13.5	9.0

Other.  We have certain related party transactions with some of these affiliates, as more fully described in Note 16.

The IBNR receivables relate to certain insurance liabilities, the risk of which we have reinsured with certain third party insurance carriers.  We report the insurance liabilities related to this IBNR receivable which have been reinsured as part of noncurrent accrued insurance claims and expenses.  Certain of our insurance liabilities are classified as a current liability and the related IBNR receivable is classified with prepaid expenses and other current assets.  See Notes 10 and 16.

Note 8 – Goodwill and other intangible assets:

Goodwill.  Changes in the carrying amount of goodwill during the past three years by operating segment is presented in the table below.

	Operating segment
	Chemicals	Component Products	Total
	(In millions)

Balance at December 31, 2004	$339.7	$14.4	$354.1
Goodwill acquired	1.3	8.0	9.3
Assets sold	-	(1.4)	(1.4)
Changes in foreign exchange rates	-	(.2)	(.2)

Balance at December 31, 2005	341.0	20.8	361.8
Goodwill acquired during the year	17.6	5.6	23.2
Changes in foreign exchange rates	-	.2	.2

Balance at December 31, 2006	358.6	26.6	385.2
Goodwill acquired during the year	(.1)	21.7	21.6

Balance at December 31, 2007	$358.5	$48.3	$406.8

Goodwill is assigned to four of our reporting units.  Substantially all of our goodwill related to our Chemicals Segment was generated from our various step acquisitions of NL and Kronos.  Substantially all of the goodwill related to the Component Products Segment was generated from CompX's acquisitions of certain business units and the step acquisition of CompX discussed in Note 3.  The Component Products Segment goodwill is assigned to the three reporting units within that operating segment: security products, furniture, and marine components.  In accordance with SFAS No. 142 we test for goodwill impairment at the reporting unit level.  We use discounted cash flows to estimate the fair value of the three Component Product Segment units.  In determining the estimated fair value of our Chemicals Segment, we consider the quoted market prices for Kronos’ common stock.

In accordance with the requirements of SFAS No. 142, we review goodwill for each of our four reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value.  Our 2005, 2006 and 2007 annual impairment reviews of goodwill indicated no impairments.

Other intangible assets.

	December 31,
	2006	2007
	(In millions)

Definite-lived customer list intangible asset	$1.3	$.6
Patents and other intangible assets	2.6	2.1
Total	$3.9	$2.7

F-69

Amortization expense was $3.5 million, $4.2 million and $1.2 million in December 31, 2005, 2006 and 2007, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2008	$.7 million
2009	.6 million
2010	.6 million
2011	.6 million
2012	.3 million

Note 9 - Long-term debt:

	December 31,
	2006	2007
	(In millions)

Valhi – Snake River Sugar Company	$250.0	$250.0

Subsidiary debt:
Kronos International 6.5% Senior Secured Notes	525.0	585.5
CompX promissory note payable to TIMET	-	50.0
Kronos U.S. bank credit facility	6.4	15.4
Other	5.1	5.7

Total subsidiary debt	536.5	656.6

Total debt	786.5	906.6

Less current maturities	1.2	16.8

Total long-term debt	$785.3	$889.8

Valhi.  Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC.  The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027.  At December 31, 2007, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.  See Note 4.

We have a $100 million revolving bank credit facility which matures in October 2008, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 20 million shares of Kronos common stock we own.  The agreement limits our ability to pay dividends and incur additional indebtedness and contains other provisions customary in lending transactions of this type.  In the event of a change of control, as defined in the agreement, the lenders have the right to accelerate the maturity of the facility.  The maximum amount we may borrow under the facility is limited to one-third of the market value of the Kronos common stock we have pledged as collateral.  Based on Kronos’ December 31, 2007 closing market price of $17.45 per share, the Kronos common stock pledged under the facility provides sufficient collateral for the full amount of the facility.    At December 31, 2007, there were no borrowings outstanding under the facility and $1.4 million of letters of credit outstanding under the facility.  At December 31, 2007 $98.6 million was available for future borrowings under the facility.

Kronos and its subsidiaries. In April 2006, we issued euro 400 million principal amount of 6.5% Senior Secured Notes due 2013 at 99.306% of the principal amount ($498.5 million when issued).  We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of Kronos’ European assets to, another entity.  At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, we may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control of KII, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event KII generates a certain amount of net proceeds form the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  At December 31, 2006 and 2007, the estimated market price of the 6.5% Notes was approximately euro 970 and euro 860, respectively, per euro 1,000 principal amount, and the carrying amount of the 6.5% Notes includes euro 2.5 million ($3.3 million) and euro 2.1 million ($3.1 million) of unamortized original issue discount at December 31, 2006 and 2007, respectively.

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

Our Chemicals Segment’s operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in June 2008.  We may denominate borrowings in euros, Norwegian kroners or U.S. dollars.  Outstanding borrowings bear interest at the applicable interbank market rate plus 1.125%.  We may also issue up to euro 5 million of letters of credit.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  This facility contains certain restrictive covenants that, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of the borrowers to, another entity.  At December 31, 2007, there were no outstanding borrowings and the equivalent of $117.7 million was available for borrowings under the facility.  We expect to obtain an extension of our European secured revolving credit facility prior to the current June 2008 maturity.

Our Chemicals Segment has a $50 million U.S. revolving credit facility that matures in September 2008.  This facility is collateralized by our U.S. accounts receivable, inventories and certain fixed assets.  We are limited to borrowing the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories that have been pledged.  Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate (7.5% at December 31, 2007).  The facility contains certain restrictive covenants which, among other things, restrict our ability to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2007, $15.4 million was outstanding and $23.0 million was available for borrowings under the facility.  We expect to obtain an extension of our U.S. revolving credit facility prior to the current September 2008 maturity.

Our Chemicals Segment also has a Cdn. $30 million Canadian revolving credit facility that matures in January 2009.  This facility is collateralized by our Canadian accounts receivable and inventories.  We are limited to borrowing the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories that have been pledged.  Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR.  The facility contains certain restrictive covenants that, among other things, restrict our ability to incur additional debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2007, no amounts were outstanding and the equivalent of $11.4 million was available for borrowings under the facility.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if Kronos’ European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or their parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos.  The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to their stated maturity.

CompX. At December 31, 2007, our Component Products Segment had a $50.0 million secured revolving bank credit facility that matures in January 2009 and bears interest, at our option, at rates based either on the prime rate or LIBOR.  The facility is collateralized by 65% of the ownership interests in CompX’s first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of CompX’s assets, to another entity.  The facility also requires maintenance of specified levels of net worth (as defined in the agreement).  The facility also requires that CompX maintain specified levels of net worth as defined in the agreement.  In the event of a change of control of CompX, as defined in the agreement, the lenders have the right to accelerate the maturity of the facility.  At December 31, 2007, we had no outstanding borrowings and the full $50 million was available for borrowings under the facility.

In October 2007, CompX issued a $52.6 million a promissory note to TIMET in exchange for the shares of CompX previously owned by TIMET.  See Note 3.  The promissory note bears interest at LIBOR plus 1% (6.0% at December 31, 2007) and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  CompX may make prepayments on the promissory note at any time, in any amount, without penalty, including $2.6 million paid in the fourth quarter of 2007.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.

Aggregate maturities of long-term debt at December 31, 2007

Years ending December 31,	Amount
(In millions)

2008	$16.8
2009	2.1
2010	2.2
2011	2.1
2012	2.2
2013 and thereafter	881.2

Total	$906.6

Restrictions. Certain of the credit facilities described above require the borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are currently in compliance with all of our applicable debt covenants.  At December 31, 2007, none of the net assets of Valhi’s consolidated subsidiaries were restricted.

At December 31, 2007, amounts available for the payment of Valhi dividends pursuant to the terms of Valhi’s revolving bank credit facility aggregated $.10 per Valhi share outstanding per quarter, plus an additional $173.0 million.  Any purchases of treasury stock after December 31, 2007 would reduce this amount.

Note 10 - Accrued liabilities:

	December 31,
	2006	2007

	(In millions)
Current:
Employee benefits	$37.4	$37.6
Environmental costs	13.6	15.4
Accrued sales discounts and rebates	8.5	15.3
Reserve for uncertain tax positions	-	.3
Deferred income	4.9	4.0
Interest	7.6	8.3
Other	47.7	52.3

Total	$119.7	$133.2

Noncurrent:
Reserve for uncertain tax positions	$-	$59.4
Insurance claims and expenses	13.9	15.2
Employee benefits	7.2	8.4
Deferred income	.5	1.1
Other	6.5	5.8

Total	$28.1	$89.9

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability.  See Note 7.  Our reserve for uncertain tax positions is discussed in Note 18.

Note 11 - Employee benefit plans:

Defined contribution plans. We maintain various defined contribution pension plans for our employees worldwide.  Defined contribution plan expense approximated $3 million in each of 2005, 2006 and 2007.

Defined benefit plans. Kronos, NL and one of our former business units sponsor various defined benefit pension plans worldwide.  Prior to December 31, 2007 Kronos and NL used a September 30th measurement date for their defined benefit pension plans, and the former business unit used a December 31st measurement date.  Effective December 31, 2007, all of our defined benefit pension plans now use a December 31st measurement date.  See Note 18.  The benefits under our defined benefit plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of $22.7 million to all of our defined benefit pension plans during 2008.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2008	$ 28.0 million
2009	26.9 million
2010	25.5 million
2011	26.6 million
2012	29.1 million
Next 5 years	148.6 million

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2006	2007
	(In millions)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$520.5	$547.9
Service cost	7.8	7.9
Interest cost	23.8	26.8
Participants’ contributions	1.5	2.1
Actuarial gains	(19.8)	(75.1)
Change in measurement date	-	7.9
Plan amendments	-	4.4
Change in foreign currency exchange rates	40.3	53.0
Benefits paid	(26.2)	(36.8)

Balance at end of the year	$547.9	$538.1

Change in plan assets:
Fair value at beginning of the year	$338.1	$399.0
Actual return on plan assets	36.7	18.3
Employer contributions	28.1	28.0
Participants’ contributions	1.5	2.1
Change in measurement date	-	(.6)
Change in foreign currency exchange rates	20.8	35.4
Benefits paid	(26.2)	(36.8)

Fair value at end of year	$399.0	$445.4

Funded status	$(148.9)	$(92.7)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$40.1	$47.6
Accrued pension costs:
Current	(.3)	(.3)
Noncurrent	(188.7)	(140.0)

Total	(148.9)	(92.7)

Accumulated other comprehensive loss:
Actuarial losses	169.6	94.9
Prior service cost	7.4	6.6
Net transition obligations	4.3	3.7

Total	181.3	105.2

Total	$32.4	$12.5

Accumulated benefit obligations (“ABO”)	$488.0	$466.9

The amounts shown in the table above for unrecognized actuarial losses, prior service cost and net transition obligations at December 31, 2006 and 2007 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes and minority interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2006 and 2007.  We expect approximately $4.1 million, $.9 million and $.5 million of the unrecognized actuarial losses, prior service cost and net transition obligations, respectively, will be recognized as components of our periodic defined benefit pension cost in 2008.  See Note 18.  The table below details the changes in other comprehensive income (loss) during 2007.

Year ended
December 31, 2007
(In millions)

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain arising during the year	$69.6
Plan amendment	(4.4)
Change in measurement date:
Prior service cost	.2
Transaction obligation	.1
Actuarial losses	2.5
Amortization of unrecognized:
Prior service cost	.7
Net transition obligations	.5
Net actuarial losses	8.2

Total	$77.4

The components of our net periodic defined benefit pension cost are presented in the tables below.  During 2007, the amounts shown below for the amortization of unrecognized actuarial losses, prior service cost and net transition obligations, net of deferred income taxes and minority interest,   were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net periodic pension cost:
Service cost	$7.4	$7.8	$7.9
Interest cost	22.6	23.8	26.8
Expected return on plan assets	(22.2)	(25.7)	(28.5)
Amortization of unrecognized:
Prior service cost	.6	.6	.7
Net transition obligations	.3	.4	.5
Net actuarial losses	4.4	9.1	8.2

Total	$13.1	$16.0	$15.6

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2006	2007
	(In millions)

Projected benefit obligations:
U.S. plans	$92.4	$87.4
Foreign plans	455.5	450.7

Total	$547.9	$538.1

Fair value of plan assets:
U.S. plans	$130.3	$133.1
Foreign plans	268.7	312.3

Total	$399.0	$445.4

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligations	$428.0	$287.4
Accumulated benefit obligations	372.7	240.6
Fair value of plan assets	236.4	164.4

A summary of our key actuarial assumptions used to determine benefit obligations asset as of December 31, 2006 and 2007 was:

	December 31,
Rate	2006	2007

Discount rate	4.8%	5.6%
Increase in future compensation levels	2.5%	2.5%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2005, 2006 and 2007 are as follows:

	Years ended December 31,
Rate	2005	2006	2007

Discount rate	5.3%	4.5%	4.9%
Increase in future compensation levels	2.3%	2.3%	2.5%
Long-term return on plan assets	7.2%	7.3%	7.3%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2006 and 2007, substantially all of the projected benefit obligations and plan assets attributable to our non-U.S. plans relate to plans maintained by our Chemicals Segment, and all of the plans for which the ABO exceeds the fair value of plan assets relate to our Chemicals Segment’s foreign plans.

At December 31, 2006 and 2007, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2005, 2006 and 2007, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers.  During the history of the CMRT from its inception in 1987 through December 31, 2007, the average annual rate of return of the CMRT (excluding the CMRT’s investment in TIMET common stock) has been 14% (including a 17% return for 2006 and a 11% return in 2007).

At December 31, 2007, subtrusts of the CMRT held 8% of TIMET’s outstanding common stock and .1% of our outstanding common stock.  These shares are not reflected in our Consolidated Financial Statements because we do not consolidate the CMRT.

At December 31, 2006 and 2007, plan assets attributable to our Chemicals Segment’s foreign plans related primarily to Germany, Canada and Norway.  In determining the expected long-term rate of return on plan asset assumptions for our foreign plans, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for the asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  The assumed asset mixes are summarized below:
•	Germany - the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.
•
Canada - we currently have a plan asset target allocation of 60% to equity securities and 40% to fixed income securities.  We expect the long term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•
Norway - we currently have a plan asset target allocation of 14% to equity securities and 64% to fixed income securities and the remainder to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 8.5%, 5.0% and 4.5%, respectively.

Our pension plan weighted average asset allocation by asset category were as follows:

	December 31, 2006
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	97%	23%	66%	13%
Fixed income securities	2	48	32	64
Real estate	1	14	-	-
Cash, cash equivalents and other	-	15	2	23

Total	100%	100%	100%	100%

	December 31, 2007
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	98%	28%	60%	18%
Fixed income securities	-	49	34	68
Real estate	2	12	-	-
Cash, cash equivalents and other	-	11	6	14

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

Postretirement benefits other than pensions (“OPEB”). NL, Kronos and Tremont provide certain health care and life insurance benefits for their eligible retired employees.  Kronos, NL and Tremont each use a December 31st measurement date for their OPEB plans.  We have no OPEB plan assets, rather, we fund benefit payments as they are paid.  At December 31, 2007, we expect to contribute the equivalent of approximately $3.5 million to all of our OPEB plans during 2008.  Benefit payments to OPEB plan participants are expected to be the equivalent of:

2008	$ 3.5 million
2009	3.4 million
2010	3.3 million
2011	3.3 million
2012	3.1 million
Next 5 years	13.3 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2006	2007
	(In millions)

Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$36.0	$37.4
Service cost	.3	.3
Interest cost	2.1	2.2
Actuarial losses (gains)	3.4	(.7)
Plan amendments	-	(.5)
Change in foreign currency exchange rates	-	1.3
Benefits paid from employer contributions	(4.4)	(2.9)

Balance at end of the year	$37.4	$37.1

Fair value of plan assets	$-	$-

Funded status	$(37.4)	$(37.1)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(3.8)	$(3.5)
Noncurrent	(33.6)	(33.6)

Total	(37.4)	(37.1)

Accumulated other comprehensive income (loss):
Net actuarial losses	4.7	3.4
Prior service credit	(1.6)	(1.8)

Total	3.1	1.6

Total	$(34.3)	$(35.5)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2006 and 2007 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes and minority interest, are now recognized in our accumulated other comprehensive income (loss) at December 31, 2006 and 2007.  We expect to recognize approximately $.1 million of the unrecognized actuarial losses and $.3 million of prior service credit as components of our periodic OPEB cost in 2008.  See Note 18. The table below details the changes in other comprehensive income during 2007.

Year ended
December 31, 2007
(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain) arising during the year	$.8
Plan amendments	.5
Amortization of unrecognized:
Prior service cost	(.3)
Net actuarial losses	.2

Total	$1.2

The components of our periodic OPEB cost is presented in the table below.  During 2007, the amounts shown below for the amortization of unrecognized actuarial gains/losses and prior service credit, net of deferred income taxes and minority interest,   were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net periodic OPEB cost (credit):
Service cost	$.2	$.3	$.3
Interest cost	2.0	2.1	2.2
Amortization of unrecognized:
Prior service credit	(.9)	(.2)	(.3)
Actuarial losses (gains)	(.1)	.1	.2

Total	$1.2	$2.3	$2.4

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2006 and 2007 follows:

	December 31,
	2006	2007

Healthcare inflation:
Initial rate	7% - 7.5%	5.8% - 8.5%
Ultimate rate	4% – 5.5%	4.0% - 5.5%
Year of ultimate rate achievement	2009 - 2010	2010 - 2014
Discount rate	5.8%	6.1%

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Effect on net OPEB cost during 2007	$.3	$(.3)
Effect at December 31, 2007 on postretirement obligation	3.5	(2.4)

The weighted average discount rate used in determining the net periodic OPEB cost for 2007 was 5.8% (the rate was 5.5% in 2006 and 5.7% in 2005).  The weighted average rate was determined using the projected benefit obligations as of the beginning of each year.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. We are eligible for the federal subsidy.  We account for the effect of this subsidy prospectively from the date we determined actuarial equivalence.  The subsidy did not have a material impact on the applicable accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

Note 12 - Income taxes:

	Years ended December 31,
	2005	2006	2007

	(In millions)

Pre-tax income:
United States	$80.1	$151.4	$3.0
Non-U.S. subsidiaries	118.2	66.1	51.0

Total	$198.3	$217.5	$54.0

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$69.4	$76.1	$18.9
Non-U.S. tax rates	(.1)	(2.1)	.1
Incremental U.S. tax and rate differences on equity in earnings	23.6	18.4	(14.1)
Excess of book basis over tax basis of shares of Kronos common stock sold	1.9	-	-
Change in German income tax attributes	17.5	(21.7)	8.7
Income tax related to distribution of shares of Kronos	.7	-	-
Assessment (refund) of prior year income taxes, net	2.3	(1.4)	(.8)
U.S. state income taxes, net	4.3	2.9	1.5
Tax contingency reserve adjustment, net	(19.1)	(10.4)	(3.8)
Nondeductible expenses	5.2	4.9	3.6
German tax rate change	-	-	87.4
Canadian tax rate change	-	(1.3)	.4
Other, net	(1.1)	(1.6)	1.3

Provision for income taxes	$104.6	$63.8	$103.2

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$25.9	$2.1	$(1.9)
Non-U.S.	35.9	24.4	14.4

Total	61.8	26.5	12.5
Deferred income taxes (benefit):
U.S. federal and state	20.8	71.3	(11.3)
Non-U.S.	22.0	(34.0)	102.0
Total	42.8	37.3	90.7

Provision for income taxes	$104.6	$63.8	$103.2

Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$104.6	$63.8	$103.2
Discontinued operations	(.4)	-	-
Dividend of TIMET common stock	.2	-	668.3 (1)
Other comprehensive income:
Marketable securities	-	3.3	11.3
Currency translation	(8.6)	9.6	8.7
Pension plans	(38.7)	9.2	38.5
OPEB plans	-	-	.5
Other	-	-	(.6)
Adoption of SFAS No. 158:
Pension plans	-	(19.6)	(1.4)
OPEB plans	-	(1.7)	-

Total	$57.1	$64.6	$828.5

(1)	Represents the current income taxes generated at the Valhi level and the associated utilization of NOL and AMT carryforwards resulting from the TIMET special dividend. See Note 3.

The components of the net deferred tax liability at December 31, 2006 and 2007 are summarized below.

	December 31,
	2006		2007
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$3.3	$(2.6)	$1.6	$(3.2)
Marketable securities	-	(129.0)	4.4	(116.6)
Property and equipment	20.1	(81.3)	.5	(81.9)
Accrued OPEB costs	12.3	-	12.3	-
Pension asset	-	(49.7)	-	(46.9)
Accrued pension cost	69.5	-	38.4	-
Accrued environmental liabilities and other deductible differences	51.0	-	49.6	-
Other taxable differences	-	(77.6)	-	(27.6)
Investments in subsidiaries and affiliates	-	(268.1)	-	(218.8)
Tax loss and tax credit carryforwards	245.7	-	164.2	-
Valuation allowance	-	-	(2.9)	-
Adjusted gross deferred tax assets (liabilities)	401.9	(608.3)	268.1	(495.0)
Netting of items by tax jurisdiction	(126.9)	126.9	(89.0)	88.9
	275.0	(481.4)	179.1	(406.1)
Less net current deferred tax asset (liability)	10.6	(2.2)	10.4	(3.3)

Net noncurrent deferred tax asset (liability)	$264.4	$(479.2)	$168.7	$(402.8)

We adopted the provisions of FIN No. 48, Accounting for Uncertain Tax Positions, in the first quarter of 2007.  See Note 18.

Following a European Union Court of Justice decision and subsequent proceedings which concluded in 2007 that we believe may favorably impact us, we initiated a new tax planning strategy. If we are successful, we would generate a substantial cash tax benefit in the form of refunds of income taxes we have previously paid in Europe which we currently do not expect to affect our future earnings when received.  It may be a number of years before we know if our implementation of this tax planning strategy will be successful, and accordingly we have not currently recognized any refundable income taxes that we might ultimately receive.  Partially as a result of and consistent with our initiation of this new tax planning strategy, in 2007 we amended prior-year income tax returns in Germany.  As a consequence of amending our tax returns, our German corporate and trade tax net operating loss carryforwards were reduced by an aggregate of euro 13.4 million and euro 22.6 million, respectively, and, accordingly, we recognized an $8.7 million provision for deferred income taxes in 2007 related to the adjustment of our German tax attributes.

In August 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we are reporting a decrease in our net deferred tax asset in Germany of $87.4 million in 2007, which is recognized as a component of our provision for income taxes.

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

At December 31, 2007, Kronos had the equivalent of $780 million and $215 million of the net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date and CompX had $.8 million of U.S. net operating loss carryforwards expiring in 2008 through 2017.  At December 31, 2007, the U.S. net operating loss carryforwards of CompX are limited in utilization to approximately $.4 million per year.

Note 13 - Minority interest:

	December 31,
	2006	2007
	(In millions)
Minority interest in net assets:
NL Industries	$56.0	$55.6
Kronos Worldwide	22.3	20.5
CompX International	45.4	14.4

Total	$123.7	$90.5

	Years ended December 31,
	2005	2006	2007
	(In millions)

Minority interest in after-tax earnings (losses)– continuing operations:
NL Industries	$6.4	$4.4	$(2.8)
Kronos Worldwide	4.9	4.1	(3.3)
CompX International	.3	3.5	2.6

Total	$11.6	$12.0	$(3.5)

Subsidiary of NL. Minority interest in NL's subsidiary related to NL's previously majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").  EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities.  EMS' earnings were based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis.  NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 17.  In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, this amount may be subject to review by a third party.  See Note 17.  In June 2005, EMS set aside funds as payment for the shares of EMS, but as of December 31, 2007, the former minority shareholders have not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of December 31, 2007 and remains recognized as a current liability in our Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in current cash and cash equivalents.

Subsidiary of Kronos.  Minority interest in Kronos’ subsidiary relates to Kronos’ majority-owned subsidiary in France, which conducts Kronos’ sales and marketing activities in that country.

Note 14 - Stockholders' equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In millions)

Balance at December 31, 2004	124.2	(4.0)	120.2

Issued	.1	-	.1
Acquired	-	(3.5)	(3.5)
Retired	(3.5)	3.5	-

Balance at December 31, 2005	120.8	(4.0)	116.8

Acquired	-	(1.9)	(1.9)
Retired	(1.9)	1.9	-

Balance at December 31, 2006	118.9	(4.0)	114.9

Issued	.1	-	.1
Acquired	-	(.6)	(.6)
Retired	(.6)	.6	-

Balance at December 31, 2007	118.4	(4.0)	114.4

The shares of Valhi common stock issued during the past three years consist of employee stock options exercises and stock awards issued annually to members of our board of directors.

Valhi share repurchases and cancellations.  In 2005, our board of directors authorized the repurchase of up to 5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries.  In 2006, our board of directors authorized the repurchase of an additional 5.0 million shares. We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to completion.  We will use cash on hand to acquire the shares.  Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  During 2005, 2006 and 2007, we purchased approximately 3.5 million, 1.9 million and .6 million shares, respectively, of our common stock pursuant to this repurchase program in market or other transactions for an aggregate of $62.1 million, $43.8 million and $11.1 million, respectively.  See Note 16.

During 2005, 2006 and 2007, we cancelled 3.5 million, 1.9 million and .6 million of our treasury shares, respectively, and allocated their cost to common stock at par value, additional paid-in capital and retained earnings. These cancellations had no impact on our net shares outstanding for financial reporting purposes.  The 4.0 million shares of treasury stock we report for financial reporting purposes at December 31, 2005, 2006 and 2007 represents our proportional interest in 4.7 million Valhi shares held by NL.  Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock.  As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Preferred stock. As discussed in Note 3, we incurred a tax obligation to Contran upon payment of the special dividend in the amount of $667.7 million.  In order to discharge $667.3 million of this tax obligation, in March 2007 we issued to Contran 5,000 shares of a new issue of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million.  The 5,000 preferred shares we issued to Contran represents all of the shares of Series A Preferred Stock we are authorized to issue.  The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder).  A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock.  Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock.  We recorded the shares of Series A Preferred Stock issued to Contran at $667.3 million, representing the amount of the discharged tax obligation. We did not declare any dividends on the Series A Preferred Stock through December 31, 2007.

Valhi stock options and restricted stock.  We have an incentive stock option plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights.  We may issue up to 5 million shares of our common stock pursuant to this plan.  We grant options at the fair market value on the date of grant.  The options generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant.  If we grant restricted stock, it is generally forfeitable unless certain periods of employment are completed. Our outstanding options at December 31, 2007 represent less than 1% of our outstanding shares and expire at various dates through 2013, with a weighted-average remaining term of 1.1 years.  At December 31, 2007, approximately 550,000 options remained outstanding exercisable at prices lower than the market price of our common stock at December 31, 2007 ($15.94 per share).  At December 31, 2007, these options have an aggregate amount payable upon exercise of $5.9 million and an aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) of $2.9 million.  At December 31, 2007, an additional 4.0 million shares were available for grant under the plan.  The intrinsic value of Valhi options exercised at the various dates of exercise aggregated approximately $.5 million in 2005, $.4 million in 2006 and $1.6 million in 2007, and the related income tax benefit from such exercises was approximately $.2 million in 2005, $.1 million in 2006 and $.6 million in 2007.

Stock option plans of subsidiaries and affiliate. NL and CompX maintain plans which provide for the grant of options to purchase their common stocks.  Provisions of these plans vary by company.  Outstanding options to purchase common stock of NL and CompX at December 31, 2007 are summarized below.  There are no outstanding options to purchase Kronos common stock at December 31, 2007.

	Shares	Exercise price per share	Amount payable upon exercise
	(In thousands, except per share amounts)

NL Industries	97	$2.66 - $11.49	$960
CompX	349	$12.15 - $20.00	$6,643

Other. Prior to and within six months of Contran’s 2005 sale to us of the 2.0 million shares of our common stock described in Note 16, Contran purchased shares of our common stock in market transactions.  In settlement of any alleged short-swing profit derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, Contran remitted approximately $645,000 to us in 2005.  We recorded this amount, net of $226,000 of related income taxes, as a capital contribution, increasing our additional paid-in capital.

Note 15 -                           Other income, net:

	Years ended December 31,
	2005	2006	2007
	(In millions)

Securities earnings:
Dividends and interest	$57.8	$41.6	$30.9
Securities transactions, net	20.3	.7	(.1)
Write-off of accrued interest	(21.6)	-	-

Total	56.5	42.3	30.8

Insurance recoveries	3.0	7.7	6.1
Currency transactions, net	5.2	(3.5)	(.8)
Disposal of property and equipment, net	(1.6)	35.3	(1.3)
Other, net	4.9	8.1	7.5

Total	$68.0	$89.9	$42.3

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $45.0 million in 2005, $31.1 million in 2006 and $25.4 million in 2007, and interest income of $3.9 million in 2005 related to our loan to Snake River Sugar Company that was prepaid in October 2005.  The $21.6 million write-off of accrued interest receivable in 2005 relates to accrued interest on the prior loan that we forgave and cancelled when Snake River agreed to prepay the loan in October 2005.

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

Insurance recoveries in 2005, 2006 and 2007 relate to amounts NL has received from certain of its former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by NL.  We have agreements with two former insurance carriers pursuant to which the carriers will reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2005, 2006 and 2007 include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from the carriers for the past defense costs incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2005 and 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

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

Note 16 - Related party transactions:

We may be deemed to be controlled by Mr. Harold C. Simmons.  See Note 1.  We and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units.  These transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We periodically consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible we might be a party to one or more such transactions in the future.

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

Prior to 2005, EMS entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1.  During 2005, the family trust completely repaid the outstanding balance under this loan, and the facility was terminated.  During 2005 we loaned varying amounts to Contran at a rate of prime less .5%.  Interest income on all loans to related parties, including EMS’ loan to one of the Contran family trusts, was $572,000 in 2005.  There was no such interest income in 2006 or 2007.  Our loans to Contran were unsecured.

In October 2007, the independent members of CompX’s board of directors authorized the repurchase and cancellation of a net 2.7 million shares of its Class A common stock held by TIMET, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group.  CompX purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which it paid in the form of a promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase was approved.  The promissory note bears interest at LIBOR plus 1% and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  CompX may make prepayments on the promissory note at any time, in any amount, without penalty.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  Interest expense related to CompX’s note payable to TIMET was $.6 million in 2007.  See Notes 3 and 9.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.    The net ISA fees charged to us by Contran and approved by the independent members of the applicable board of directors aggregated $20.0 million in 2005, $23.7 million in 2006 and $23.4 million in 2007.  The 2005 and 2006 amounts include a full year of ISA fees paid by TIMET, because we disposed of substantially all of our TIMET shares at the end of the first quarter of 2007 (see Note 3), included only three months of ISA fees paid by TIMET.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are our subsidiaries.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker to us. Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2008.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  With respect to some of these policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, we and Contran have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy.  We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential of any uninsured loss.

Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada.  The other owners of BMI are generally the other manufacturers located within the complex.  BMI provides power transmission and sewer services on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party.  Amounts paid by TIMET to BMI for these utility services were $1.4 million in 2005, $2.3 million in 2006 and $2.2 million in 2007.  TIMET also paid BMI an electrical facilities upgrade fee of $.8 million in 2005, 2006 and 2007.  This $.8 million annual fee is scheduled to terminate after January 2010.

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

COAM Company is a partnership which has a sponsored research agreement with the University of Texas Southwestern Medical Center at Dallas to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement").  At December 31, 2007, we are a partner of COAM along with Contran and another Contran subsidiary.  Mr. Harold C. Simmons is the manager of COAM.  The Cancer Research Agreement, as amended, provides for funds of up to $39 million through 2015.  Funding requirements pursuant to the Cancer Research Agreement is without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions.  Capital contributions are expensed as paid.  We have not made contributions to COAM during the past three years, and we do not expect we will make any capital contributions to COAM in 2008.

We provide certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others.  We have also granted to The Amalgamated Sugar Company LLC a non-exclusive, royalty-free perpetual license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for payment of certain royalties to The Amalgamated Sugar Company LLC from future sales or licenses of the subsidiary’s technology to third parties.  Research and development services charged to The Amalgamated Sugar Company LLC, included in other income, were $1.0 million in 2005 and $1.1 million in each of 2006 and 2007.  The Amalgamated Sugar Company LLC provides certain administrative services to us, and the cost of such services (based upon estimates of the time devoted by employees of the LLC to our affairs, and the compensation of such persons) is considered in the agreed-upon research and development services fee paid by the LLC to us and is not separately quantified.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2006	2007
	(In millions)

Current receivables from affiliates:
Contran - income taxes, net	$.6	$4.4
Other	.2	.2

Total	$.8	$4.6

Current payables to affiliates:
Louisiana Pigment Company	$11.7	$11.4
Contran – trade items	5.5	7.1
TIMET	-	.5

Total	$17.2	$19.0

CompX promissory note payable to TIMET(1)	$-	$50.0

(1)           Included in long-term debt.

Payables to Louisiana Pigment Company are primarily for the purchase of TiO2.  Our purchases in the ordinary course of business from LPC are disclosed in Note 7.   See Notes 3 and 9 for more information on the CompX note payable to TIMET.

Note 17 - Commitments and contingencies:

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

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  The State sought compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs.  A 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, resulted in a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor.  In 2005, the trial court dismissed the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim without prejudice.  A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment.  Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment.  In February 2006, the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island.  The jury also found that we and the two other defendants should be ordered to abate the public nuisance.  Following the trial, the trial court dismissed the State’s claim for punitive damages.  In March 2007, the final judgment and order was entered, and defendants filed an appeal.  In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants.  Oral argument on the appeal has been scheduled for May 2008.  While the appeal is pending, the trial court continues to move forward on the abatement process.  In September 2007, the State submitted its plan of abatement and defendants’ filed a response in December 2007.  In December 2007, the Judge named two special masters to assist the judge in determining the scope of any abatement remedy.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Because we may be jointly and severally liable for the total remediation cost at certain sites, the amount for which we are ultimately liable for may exceed our accruals due to, among other things, the reallocation of costs among PRPs or the insolvency of one or more PRPs.  We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimates presently can be made.  Further, additional environmental matters may arise in the future.  If we were to incur any future liability, this could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2007, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the past three years are presented in the table below.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Balance at the beginning of the year	$76.7	$65.7	$59.7
Additions charged to expense, net	5.7	4.0	4.4
Payments, net	(16.7)	(10.0)	(8.4)

Balance at the end of the year	$65.7	$59.7	$55.7

Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$16.6	$13.6	$15.4
Noncurrent liabilities	49.1	46.1	40.3

Total	$65.7	$59.7	$55.7

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At December 31, 2007, we accrued approximately $50 million for those environmental matters related to NL which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $71 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At December 31, 2007, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that NL, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

Tremont - Prior to 2005, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs would undertake certain investigatory and interim remedial activities at a former mining site partly operated by NL located in Hot Springs County, Arkansas.  Tremont had entered into an agreement with Halliburton Energy Services, Inc., another PRP for this site, which provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs through an agreed-upon procedure in arbitration, as further discussed below.

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

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site.  Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site.  The Tremont subsidiary subsequently also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the court has agreed to stay the plaintiffs claims against Tremont and its subsidiaries, but denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific.

In June and September, 2007 the arbitration panel chosen by the parties to address the issues noted above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton is obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site, and ordered Halliburton to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007 Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton filed a motion to vacate such decisions.  A confirmation hearing was held on November 13, 2007 and we are awaiting the opinion of the court on this matter.  Due to the uncertain nature of the on-going legal proceedings we have not accrued a receivable for the amounts awarded at December 31, 2007.  Pending a final confirmation of the arbitration panel’s decisions, Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation.  Tremont has $.5 million accrued at December 31, 2007 for this matter.

Other -  We have also accrued approximately $4.9 million at December 31, 2007 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

New York cases - In October 2005 we were served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05).  The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff’s predecessor with respect to certain lead pigment lawsuits filed against us.  In March 2006, the trial court denied our motion to dismiss.  In April 2006, we filed a notice of appeal of the trial court’s ruling, and in September 2007, the Supreme Court – Appellate Division (First Department) reversed and ordered that the OneBeacon complaint be dismissed.  The Appellate Division did not dismiss the counterclaims and cross claims.

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026).  The plaintiff, a former insurance carrier of ours, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by plaintiff with respect to certain lead pigment lawsuits.  In April 2006, the trial court denied our motion to dismiss.  In October 2006, we filed a notice of appeal of the trial court’s ruling, and in October 2007, the Supreme Court – Appellate Division (First Department) denied our appeal.  In January 2008, Lloyds filed a motion for a preliminary injunction, seeking to block us from litigating our claims in the Texas case described below, which was denied.  In January 2008, Lloyds appealed that decision and obtained a temporary restraining order which was granted, not on the merits, but in order to obtain a review of the appeal by a full panel.

Texas case - In November of 2005, we filed an action against OneBeacon and certain other insurance companies, which also issued insurance policies to us in the past, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347).  In April 2006, we filed a comprehensive action against all of the insurance companies which issued policies to us that potentially could provide insurance for lead pigment actions and/or asbestos actions asserted against us, captioned NL Industries, Inc. v. American Re Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E).  In this action, we assert that defendants have breached their contractual obligations to us under such insurance policies with respect to lead pigment and asbestos claims, and we seek a declaration as to the rights and obligations of each insurance company with respect to such claims.  Both cases, as well as a third case in which we seek interpretation of a Stand-Still Agreement that was in place between us and certain of our insurers, have been consolidated into the NL Industries, Inc. v. American Re Insurance Company, et al. case.  In October 2007, we filed a motion for summary judgment on the issue of OneBeacon’s obligation to defend us in the Rhode Island lead pigment action (described above).

Other litigation

In April 2006, we were served with a complaint in Murphy, et al. v. NL Industries, Inc., et al. (United States District Court, District of New Jersey, Case No. 2:06-cv-01535-WHW-SDW).  The plaintiffs, in this action were the former minority shareholders of NL Environmental Management Services, Inc. (“EMS”).  See Note 13.  In July 2006, defendants filed, among other things, a motion to disqualify plaintiffs’ counsel, which was granted in January 2008.  In February 2008, the plaintiffs voluntarily dismissed the complaint without prejudice and simultaneously filed a counterclaim, third party petition and a plea in intervention in the Terry S. Casey case discussed below.

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider to us who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  The counter-defendants named in the counterclaims are us and Contran, and the third-party defendants are Valhi and certain of our current or former officers or directors and certain current or former officers or directors of EMS.  See Note 13.  The intervenors and counter-plaintiffs claim that, in preparing the valuation of the minority shareholders’ preferred shares for purchase by EMS, counter-defendants and third-party defendants have committed minority shareholder oppression, fraud, breach of fiduciary duty, civil conspiracy, breach of contract and tortuous interference with economic relations under New Jersey law.  We believe that these claims are without merit and intend to deny all allegations of wrongdoing and defend against the claims vigorously.

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

Other matters

Concentrations of credit risk. Sales of TiO2 accounted for approximately 90% of our Chemicals sales during the past three years.  TiO2 is generally sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  TiO2 is sold to over 4,000 customers and the ten largest customers accounted for approximately 27% of chemicals sales.  No single customer accounted for more then 10% of sales in 2007.  In each of the past three years, approximately one-half of our TiO2 sales volumes were to Europe with about 34% attributable to North America in 2007.

We sell our Component Products primarily to original equipment manufacturers in North America.  In 2007, the ten largest customers accounted for approximately 31% of component products sales.  No single customer accounted for more than 10% of sales in 2007.

At December 31, 2007, consolidated cash, cash equivalents and restricted cash includes approximately $26.4 million on deposit at a single U.S. bank (in 2006 the amount was $79 million).

Operating leases.  Our principal Chemicals Segment operating subsidiary in Germany, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  We own the Leverkusen facility itself, which represents approximately one-third of our current TiO2 production capacity.  This facility is located within Bayer’s extensive manufacturing complex.  We periodically establish the amount of rent for the land lease associated with our Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for the land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  We recognize any change in the rent based on negotiations as part of lease expense starting from the time such change is agreed upon by both of us, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary for us to operate our Leverkusen facility.

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Rent expense approximated $12 million in each of 2005, 2006 and 2007.  At December 31, 2007, our future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2008	$9.9
2009	7.2
2010	5.3
2011	3.3
2012	2.9
2013 and thereafter	21.6

Total(1)	$50.2

(1)Approximately $24 million relates to the Leverkusen facility lease.  The minimum commitment amounts for the lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2007.

Long-term contracts. We have long-term supply contracts that provide for our TiO2 feedstock requirements through 2011.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $712 million at December 31, 2007.

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

Note 18 – Recent accounting pronouncements:

Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.  We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax and minority interest, as of December 31, 2006.  We now recognize all changes in the funded status of these plans through comprehensive income, net of tax and minority interest.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.   In addition, prior to December 31, 2007 we used September 30 as a measurement date for certain of our pension and postretirement benefit plans. In accordance with this standard, effective December 31, 2007 we transitioned all of our plans which had previously used a September 30 measurement date to a December 31 measurement date using a 15 month net periodic benefit cost.  Accordingly one-fifth of the net periodic benefit cost for the period from October 1, 2006 through December 31, 2007, net of income taxes and minority interest, has been allocated as a direct adjustment to retained earnings to reflect this change and four-fifths of the cost was allocated to expense in 2007.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes and minority interest, was offset by a change in accumulated other comprehensive income.  See Note 11.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008, except for non financial assets and liabilities, which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for non-financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008.  We do not expect to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Noncontrolling Interest – In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under existing GAAP such changes in ownership generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  This statement will be effective for us on a prospective basis in the first quarter of 2009.  We will be required to reclassify our balance sheet and statement of operations to conform to the new presentation requirements and to include the expanded disclosures at this time.  Because the new method of accounting for changes in ownership applies on a prospective basis, we are unable to predict the impact of the statement on our Consolidated Financial Statements. However, to the extent we have subsidiaries that are not wholly owned at the date of adoption, any subsequent increase in ownership of such subsidiaries for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership would result in a reduction in the amount of equity attributable to our shareholders.

Business Combinations – Also in December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.
Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN No. 48, Accounting for Uncertain Tax Positions, which we adopted on January 1, 2007.  FIN No. 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN No. 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN No. 48 on January 1, 2007, we increased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $55.3 million to $56.9 million and accounted for such $1.6 million increase as a decrease to retained earnings in accordance with the transition provisions of the standard.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 was not material, and at December 31, 2007 we had $5.1 million accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007:

Amount
(In millions)

Unrecognized tax benefits:
Amount at adoption of FIN No. 48	$51.7
Tax positions take in prior periods:
Gross increases	.1
Gross decreases	(1.9)
Tax positions taken in current period:
Gross increases	11.3
Gross decreases	(.5)
Settlements with taxing authorities – cash paid	(.6)
Lapse of applicable statute of limitations	(6.5)
Foreign currency translation	1.0

Amount at December 31, 2007	$54.6

If our uncertain tax positions were recognized, a benefit of $49.0 million would affect our effective income tax rate.  We currently estimate that our unrecognized tax benefits will decrease by approximately $2.9 million during the next twelve months due to the reversal of certain timing differences and the resolution of certain examination and filing procedures related to one or more of our subsidiaries.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Taiwan, Belgium and Norway.  Our domestic income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Canada, Belgium and Taiwan; 2003 for Germany and 1998 for Norway

Note 19 - Financial instruments:

	December 31,
	2006		2007
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$198.7	$198.7	$145.6	$145.6

Marketable securities:
Current	$12.6	$12.6	$7.2	$7.2
Noncurrent	259.0	259.0	319.8	319.8

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$525.0	$512.5	$585.5	$507.7
CompX variable rate promissory note	-	-	50.0	50.0
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
Other fixed-rate debt	.3	.3	.4	.4
Variable rate debt	6.5	6.5	15.4	15.4

Minority interest in:
NL common stock	$56.0	$84.8	$55.7	$93.1
Kronos common stock	22.3	79.5	20.4	42.7
CompX common stock	45.4	91.0	14.4	25.2

Valhi common stockholders' equity	$866.8	$2,985.0	$618.4	$1,823.6

The fair value of our publicly-traded marketable securities and debt, minority interest in NL Industries, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices, Level 1 inputs as defined in SFAS No. 157, at each balance sheet date. The estimated fair value of our investment in The Amalgamated Sugar Company LLC is $250 million (the redemption price of our investment in the LLC).  The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, these are Level 3 inputs as defined in SFAS No. 157.  Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 4 and 9.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  We had no forward contracts outstanding at December 31, 2006 or December 31, 2007.

Note 20 -  Earnings per share:

Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options as well as the dilutive effect, if any, of diluted earnings per share reported by Kronos, NL, CompX or TIMET.

	Years ended December 31,
	2005	2006	2007
	(In millions, except per share data)

Basic EPS computation:

Numerator -
Income (loss) from continuing operations	$82.1	$141.7	$(45.7)

Denominator -
Weighted average common shares	118.2	116.1	114.7

Basic EPS from continuing operations	$.69	$1.22	$(.40)

Diluted EPS computation:

Numerator:
Income (loss) from continuing operations	$82.1	$141.7	$(45.7)
Net effect of diluted earnings per share of TIMET(1)	-	(2.3)	-

Income (loss) from continuing operations for diluted earnings per share	$82.1	$139.4	$(45.7)

Denominator:
Weighted average common shares – Basic	118.2	116.1	114.7
Stock option conversion(2)	.3	.4	-

Weighted average common shares – Diluted	118.5	116.5	114.7

Diluted EPS from continuing operations	$.69	$1.20	$(.40)

(1)	The dilutive effect of dilutive earnings per share for Kronos, NL and CompX in 2005, 2006 and 2007 and for TIMET in 2005 and 2007 was not significant.
(2)	Stock option conversion excludes anti-dilutive shares of 267,000 during 2007.

Note 21 -                           Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2006

Net sales	$354.3	$399.6	$383.1	$344.4
Gross margin	82.7	90.0	84.7	84.6
Operating income	35.7	37.8	36.8	38.9

Income from continuing operations	$23.4	$17.8	$20.1	$80.4
Discontinued operations	-	(.1)	-	.1

Net income(1)	$23.4	$17.7	$20.1	$80.5

Per basic share:
Continuing operations	$.20	$.15	$.17	$.70
Discontinued operations	-	-	-	-

Net income	$.20	$.15	$.17	$.70

Year ended December 31, 2007

Net sales	$359.0	$389.0	$390.6	$353.6
Gross margin	80.1	72.9	76.3	56.6
Operating income	32.9	26.2	24.2	7.2

Net income (loss)	$26.1	$(4.9)	$(52.7)	$(14.2)

Per basic share:
Net income (loss)	$.23	$(.04)	$(.46)	$(.12)

(1) We recognized the following amounts during the fourth quarter of 2006:
•	an after-tax gain of $23.6 million, or $.20 per diluted share, related to the sale of certain land in Nevada;
•	an income tax benefit of $17.8 million, or $.15 per diluted share, net of minority interest related to the favorable development with certain income tax audits of Kronos; and
•	after-tax income of $10.2 million, or $.09 per diluted share, related to our pro-rata share of a gain recognized by TIMET on its sale of a business investment.

See Notes 12 and 15.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2006	2007

Current assets:
Cash and cash equivalents	$67.3	$18.4
Restricted cash equivalents	.3	.4
Accounts and notes receivable	.8	.5
Receivables from subsidiaries and affiliates:
Income taxes, net	1.8	-
Other	3.0	-
Deferred income taxes	1.7	1.6
Other	.2	.3

Total current assets	75.1	21.2

Other assets:
Marketable securities	250.0	271.9
Restricted cash equivalents	.4	-
Investment in and advances to subsidiaries and affiliate	1,102.7	918.0
Other assets	.2	.3
Property and equipment, net	.9	.9

Total other assets	1,354.2	1,191.1

Total assets	$1,429.3	$1,212.3

Current liabilities:
Payables to subsidiaries and affiliates:
Income taxes, net	$-	$1.5
Other	-	.7
Accounts payable and accrued liabilities	3.1	3.1

Total current liabilities	3.1	5.3

Noncurrent liabilities:
Long-term debt – Snake River Sugar Company	250.0	250.0
Deferred income taxes	308.7	321.4
Other	.7	17.2

Total noncurrent liabilities	559.4	588.6

Stockholders' equity	866.8	618.4

Total liabilities and stockholders’ equity	$1,429.3	$1,212.3

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2005	2006	2007

Revenues and other income:
Interest and dividend income	$52.4	$36.0	$29.2
Write-off of accrued interest on loan to Snake River Sugar Company	(21.6)	-	-
Equity in earnings of subsidiaries and affiliates	88.8	151.6	(63.0)
Other income, net	2.2	3.9	3.8

Total revenues and other income	121.8	191.5	(30.0)

Costs and expenses:
General and administrative	8.5	7.9	7.6
Interest	24.1	24.1	24.1

Total costs and expenses	32.6	32.0	31.7

Income (loss) before income taxes	89.2	159.5	(61.7)

Provision for income taxes (benefit)	7.1	17.8	(16.0)

Income from continuing operations	82.1	141.7	(45.7)

Discontinued operations	(.2)	-	-

Net income (loss)	$81.9	$141.7	$(45.7)

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$81.9	$141.7	$(45.7)
Write-off of accrued interest receivable	21.6	-	-
Deferred income taxes	10.9	20.7	(19.5)
Equity in earnings of subsidiaries and affiliate:
Continuing operations	(88.8)	(151.6)	63.0
Discontinued operations	.2	-	-
Dividends from subsidiaries and affiliates	58.6	87.0	49.2
Other, net	(.3)	(.7)	.1
Net change in assets and liabilities	17.3	(.6)	12.8

Net cash provided by operating activities	101.4	96.5	59.9

Cash flows from investing activities:
Purchases of:
Kronos common stock	(7.0)	(25.4)	-
TIMET common stock	(18.0)	(18.7)	(27.5)
NL common stock	-	(.4)	-
Loans to subsidiaries and affiliates:
Loans	(35.4)	(12.9)	(20.1)
Collections	18.1	.8	-
Investment in other subsidiary	(2.9)	(2.4)	(5.3)
Collection of loan to Snake River Sugar Company	80.0	-	-
Change in restricted cash equivalents, net	-	-	.1
Other, net	-	1.5	-

Net cash provided by (used in) investing activities	34.8	(57.5)	(52.8)

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows (Continued)

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from financing activities:
Indebtedness:
Borrowings	$5.0	$-	$-
Principal payments	(5.0)	-	-
Cash dividends	(48.8)	(48.0)	(45.6)
Treasury stock acquired	(62.1)	(43.8)	(11.1)
Other, net	.1	.3	.7

Net cash used by financing activities	(110.8)	(91.5)	(56.0)

Cash and cash equivalents:
Net increase (decrease)	25.4	(52.5)	(48.9)
Balance at beginning of year	94.4	119.8	67.3

Balance at end of year	$119.8	$67.3	$18.4

Supplemental disclosures – Cash paid (received) for:
Interest	$23.3	$24.7	$24.0
Income taxes, net	(8.0)	1.3	(10.9)

Noncash financing activity:
Dividend of TIMET common stock	-	-	897.4
Issuance of preferred stock in settlement of tax obligation	-	-	667.3

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2007

Note 1 -                           Basis of presentation:

We have prepared the accompanying Financial Statements on a “Parent Company” basis.  This means that our investments in the common stock or membership interest of our majority and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., Tremont LLC, Valcor, Inc. and Waste Control Specialists LLC, are presented on the equity method of accounting.  Our Consolidated Financial Statements and the Notes thereto, which include the financial position, results of operations and cash flows of these subsidiaries, are incorporated by reference into these Parent Company Financial Statements.

Note 2 -                           Investment in and advances to subsidiaries and affiliate:

	December 31,
	2006	2007
	(In millions)

Investment in:
NL Industries (NYSE: NL)	$300.0	$334.7
Kronos Worldwide, Inc. (NYSE: KRO)	528.4	509.2
Tremont LLC	179.6	13.4
Valcor and subsidiary	2.2	13.7
Waste Control Specialists LLC	36.3	40.8
TIMET (NYSE: TIE) common stock	51.4	-
TIMET preferred stock	.2	-
Total	1,098.1	911.8

Noncurrent loans to Waste Control Specialists LLC	4.6	6.2

Total	$1,102.7	$918.0

	Years ended December 31,
	2005	2006	2007
	(In millions)

Equity in earnings of subsidiaries and affiliate from continuing operations

NL Industries	$23.2	$22.7	$(29.9)
Kronos Worldwide	34.3	43.4	(39.0)
Tremont LLC	40.6	86.4	16.6
Valcor	-	1.4	2.6
Waste Control Specialists LLC	(13.4)	(10.3)	(15.2)
TIMET	4.1	8.0	1.9

Total	$88.8	$151.6	$(63.0)

Cash dividends from subsidiaries

NL Industries	$30.3	$20.1	$20.2
Kronos Worldwide	27.9	29.0	29.0
Tremont LLC	.4	37.9	-

Total	$58.6	$87.0	$49.2

Equity in earnings of discontinued operations relates to CompX’s operations in The Netherlands.

Note 5 -  Long-term debt:

Our $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by our interest in The Amalgamated Sugar Company LLC and are due in January 2027.  At December 31, 2007, $37.5 million of such loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.

We have a $100 million revolving bank credit facility which matures in October 2008, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 20 million shares of Kronos common stock we own.  The agreement limits our ability to pay dividends and incur additional indebtedness and contains other provisions customary in lending transactions of this type.  In the event of a change of control of us, as defined in the agreement, the lenders would have the right to accelerate the maturity of the facility.  The maximum amount we may borrow under the facility is limited to one-third of the aggregate market value of the shares of Kronos common stock we have pledged as collateral.  Based on Kronos’ December 31, 2007 quoted market price of $17.45 per share, the Kronos common stock pledged under the facility provides more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility.  At December 31, 2007, there were no borrowings outstanding under the facility and $1.4 million of letters of credit outstanding under the facility.  At December 31, 2007 $98.6 million was available for future borrowings under the facility.

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

	Years ended December 31,
	2005	2006	2007
	(In millions)

Components of provision for income taxes (benefit):
Currently payable (refundable)	$(3.8)	$(2.9)	$.2
Deferred income taxes (benefit)	10.9	20.7	(16.2)

Total	$7.1	$17.8	$(16.0)

Cash paid (received) for income taxes, net:
Received from subsidiaries	$(9.0)	$-	$(16.8)
Paid to Contran	.5	1.2	5.8
Paid to tax authorities	.5	.1	.1

Total	$(8.0)	$1.3	$(10.9)

	December 31,
	2006	2007
	(In millions)

Components of the net deferred tax asset (liability) -
tax effect of temporary differences related to:
Investment in:
The Amalgamated Sugar Company LLC	$(123.2)	$(114.6)
Kronos Worldwide	(200.2)	(204.7)
Federal and state loss carryforwards and other income tax attributes	26.0	5.2
Accrued liabilities and other deductible differences	3.2	6.2
Other taxable differences	(12.8)	(11.9)

Total	$307.0	$(319.8)

Current deferred tax asset	$1.7	$1.6
Noncurrent deferred tax liability	(308.7)	(321.4)

Total	$(307.0)	$(319.8)