Form 10-Q
period 2008-03-31
VALHI INC /DE/
filed 2008-05-07
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

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

Number of shares of the Registrant's common stock outstanding on April 30, 2008:113,679,778.

VALHI, INC. AND SUBSIDIARIES

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2007	March 31, 2008
		(unaudited)

Current assets:
Cash and cash equivalents	$138.3	$80.9
Restricted cash equivalents	7.2	7.2
Marketable securities	7.2	6.9
Accounts and other receivables, net	253.7	295.9
Inventories, net	337.9	357.9
Prepaid expenses and other	16.2	15.7
Deferred income taxes	10.4	10.5

Total current assets	770.9	775.0

Other assets:
Marketable securities	319.8	293.1
Investment in affiliates	137.9	136.1
Pension asset	47.6	49.6
Goodwill	406.8	407.0
Other intangible assets	2.7	2.6
Deferred income taxes	168.7	180.7
Other assets	67.3	78.6

Total other assets	1,150.8	1,147.7

Property and equipment:
Land	48.2	51.7
Buildings	277.1	300.6
Equipment	1,051.9	1,143.7
Mining properties	39.8	44.2
Construction in progress	48.9	44.3
	1,465.9	1,584.5
Less accumulated depreciation	784.6	872.5

Net property and equipment	681.3	712.0

Total assets	$2,603.0	$2,634.7

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	March 31, 2008
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$16.8	$27.4
Accounts payable and accrued liabilities	267.8	270.1
Income taxes	9.8	6.6
Deferred income taxes	3.3	3.5

Total current liabilities	297.7	307.6

Noncurrent liabilities:
Long-term debt	889.8	932.9
Deferred income taxes	415.0	409.2
Accrued pension costs	140.0	145.5
Accrued postretirement benefits cost	33.6	33.0
Accrued environmental costs	40.3	40.3
Other liabilities	77.7	79.6

Total noncurrent liabilities	1,596.4	1,640.5

Minority interest in net assets of subsidiaries	90.5	91.5

Stockholders' equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	10.4	-
Accumulated deficit	(74.1)	(81.0)
Accumulated other comprehensive income	51.5	45.5
Treasury stock	(37.9)	(37.9)

Total stockholders' equity	618.4	595.1

Total liabilities, minority interest and stockholders’ equity	$2,603.0	$2,634.7

Commitments and contingencies (Notes 11 and 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2007	2008
	(unaudited)

Revenues and other income:
Net sales	$359.0	$373.9
Other income, net	12.4	5.5
Equity in earnings of:
Titanium Metals Corporation ("TIMET")	26.9	-
Other	(.5)	(.4)

Total revenues and other income	397.8	379.0

Costs and expenses:
Cost of sales	278.9	310.4
Selling, general and administrative	54.9	58.3
Interest	15.6	17.4

Total costs and expenses	349.4	386.1

Income (loss) before income taxes	48.4	(7.1)

Provision for income taxes (benefit)	19.8	(1.3)

Minority interest in after-tax earnings	2.5	.1

Net income (loss)	$26.1	$(5.9)

Net income (loss) per share:

Basic	$.23	$(.05)

Diluted	$.22	$(.05)

Cash dividends per share	$.10	$.10

Weighted average shares outstanding:
Basic	114.9	114.4
Outstanding stock options impact	.3	-

Diluted	115.2	114.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2007	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$26.1	$(5.9)
Depreciation and amortization	16.1	16.7
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(3.7)	(3.8)
Other postretirement benefit expense	.1	-
Deferred income taxes	9.1	(3.5)
Minority interest	2.5	.1
Equity in:
TIMET	(26.9)	-
Other	.5	.4
Net distributions from Ti02 manufacturing joint venture	1.0	1.4
Other, net	1.8	1.6
Change in assets and liabilities:
Accounts and other receivables, net	(38.0)	(36.5)
Inventories, net	(18.2)	(4.2)
Accounts payable and accrued liabilities	(.4)	(3.2)
Accounts with affiliates	1.3	6.2
Income taxes	4.6	(3.9)
Other, net	.8	1.0

Net cash used in operating activities	(23.3)	(33.6)

Cash flows from investing activities:
Capital expenditures	(6.7)	(18.9)
Capitalized permit costs	(3.0)	(4.4)
Purchases of:
CompX common stock	-	(.5)
TIMET common stock	(.7)	-
Marketable securities	(10.7)	(1.6)
Proceeds from disposal of marketable securities	13.9	2.6
Change in restricted cash equivalents, net	3.2	.2
Other, net	.1	.3

Net cash used in investing activities	(3.9)	(22.3)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2007	2008
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$92.2	$103.8
Principal payments	(67.8)	(93.6)
Valhi cash dividends paid	(11.4)	(11.4)
Distributions to minority interest	(2.2)	(1.9)
Treasury stock acquired	(2.0)	-
Issuance of common stock and other	1.0	-

Net cash provided by (used in) financing activities	9.8	(3.1)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(17.4)	(59.0)
Currency translation	.4	1.6
Cash and cash equivalents at beginning of period	189.2	138.3

Cash and cash equivalents at end of period	$172.2	$80.9

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$6.7	$7.9
Income taxes, net	5.3	-
Accrual for capital expenditures	.1	4.1
Accrual for capitalized permit costs	1.0	2.0

Noncash financing activities:
Dividend of TIMET common stock	899.3	-
Issuance of preferred stock in settlement of tax obligation	667.3	-

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Three months ended March 31, 2008

(In millions)

					Accumulated
			Additional		other		Total
	Preferred stock	Common stock	paid-in capital	Accumulated deficit	comprehensive income (loss)	Treasury stock	stockholders’ equity	Comprehensive loss
	(unaudited)

Balance at December 31, 2007	$667.3	$1.2	$10.4	$(74.1)	$51.5	$(37.9)	$618.4

Net loss	-	-	-	(5.9)	-	-	(5.9)	$(5.9)

Cash dividends	-	-	(10.4)	(1.0)	-	-	(11.4)

Other comprehensive loss, net	-	-	-	-	(6.0)	-	(6.0)	(6.0)

Balance at March 31, 2008	$667.3	$1.2	$-	$(81.0)	$45.5	$(37.9)	$595.1

Comprehensive loss								$(11.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Note 1 -    Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which through its subsidiaries owns approximately 93% of our outstanding common stock at March 31, 2008.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC on March 13, 2008 (the “2007 Annual Report”), except as disclosed in Note 14.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  In addition, at December 31, 2007 we originally classified approximately $12.2 million with our noncurrent reserve for uncertain tax positions which should have been classified with our noncurrent deferred income tax liability; the Condensed Consolidated Balance Sheet at December 31, 2007, as presented herein, has properly classified such $12.2 million with our noncurrent deferred income tax liability.  Our results of operations for the interim periods ended March 31, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -    Business segment information:

Business segment	Entity	% owned at March 31, 2008

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our ownership of CompX is through NL.

	Three months ended March 31,
	2007	2008
	(In millions)

Net sales:
Chemicals	$314.0	$332.5
Component products	43.5	40.5
Waste management	1.5	.9

Total net sales	$359.0	$373.9

Cost of sales:
Chemicals	$244.4	$276.0
Component products	31.4	31.1
Waste management	3.1	3.3

Total cost of sales	$278.9	$310.4

Gross margin:
Chemicals	$69.6	$56.5
Component products	12.1	9.4
Waste management	(1.6)	(2.4)

Total gross margin	$80.1	$63.5

Operating income (loss):
Chemicals	$30.3	$11.0
Component products	5.6	3.0
Waste management	(3.0)	(4.4)

Total operating income	32.9	9.6

Equity in earnings of:
TIMET	26.9	-
Other	(.5)	(.4)

General corporate items:
Securities earnings	8.2	6.6
Insurance recoveries	2.5	.1
General expenses, net	(6.0)	(5.6)
Interest expense	(15.6)	(17.4)

Income (loss) before income taxes	$48.4	$(7.1)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.

Note 3 – Accounts and other receivables, net:

	December 31, 2007	March 31, 2008
	(In millions)

Accounts receivable	$239.2	$286.3
Notes receivable	4.5	4.3
Refundable income taxes	7.7	7.7
Receivable from affiliates:
Contran – income taxes, net	4.4	-
Other	.2	-
Accrued interest and dividends receivable	.1	.1
Allowance for doubtful accounts	(2.4)	(2.5)

Total	$253.7	$295.9

Note 4 -                           Inventories, net:

	December 31, 2007	March 31, 2008
	(In millions)

Raw materials:
Chemicals	$66.2	$56.3
Component products	6.3	7.6

Total raw materials	72.5	63.9

Work in process:
Chemicals	19.9	20.4
Component products	9.8	8.8

Total in-process products	29.7	29.2

Finished products:
Chemicals	171.6	195.8
Component products	8.2	8.6

Total finished products	179.8	204.4

Supplies (primarily chemicals)	55.9	60.4

Total	$337.9	$357.9

Note 5 - Other noncurrent assets:

	December 31, 2007	March 31, 2008
	(In millions)

Available-for-sale marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
TIMET	60.2	34.2
Other	9.6	8.9

Total	$319.8	$293.1

Investment in affiliates:
TiO2 manufacturing joint venture	$118.5	$117.1
Other	19.4	19.0

Total	$137.9	$136.1

Other assets:
Waste disposal site operating permits, net	$29.8	$35.1
Deferred financing costs	8.2	8.3
IBNR receivables	7.8	8.0
Loans and other receivables	1.8	1.8
Other	19.7	25.4

Total	$67.3	$78.6

Our available-for-sale marketable securities are carried at fair value using quoted market prices, Level 1 inputs as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, except for our investment The Amalgamated Sugar Company.  Our investment in Amalgamated is measured using significant unobservable inputs, Level 3 as defined by SFAS No. 157.  Please refer to Note 4 in our 2007 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated.  There have been no changes to the carrying value of this investment during the periods presented.

Note 6 -                           Accounts payable and accrued liabilities:

	December 31, 2007	March 31, 2008
	(In millions)

Current:
Accounts payable	$115.6	$101.3
Employee benefits	37.6	34.2
Payable to affiliates:
Louisiana Pigment Company	11.4	10.3
Contran – trade items	7.1	7.6
Contran – income taxes, net	-	1.6
TIMET	.5	.7
Accrued sales discounts and rebates	15.3	15.8
Environmental costs	15.4	14.3
Deferred income	4.0	2.6
Interest	8.3	19.2
Reserve for uncertain tax positions	.3	.3
Other	52.3	62.2

Total	$267.8	$270.1

Noncurrent:
Reserve for uncertain tax positions	$47.2	$47.5
Insurance claims and expenses	15.2	15.9
Employee benefits	8.4	9.0
Other	6.9	7.2

Total	$77.7	$79.6

Note 7 - Long-term debt:

	December 31, 2007	March 31, 2008
	(In millions)

Valhi - Snake River Sugar Company	$250.0	$250.0

Subsidiary debt:
Kronos International 6.5% Senior Secured Notes	585.5	628.8
CompX promissory note payable to TIMET	50.0	50.0
Kronos U.S. bank credit facility	15.4	25.8
Other	5.7	5.7

Total subsidiary debt	656.6	710.3

Total debt	906.6	960.3

Less current maturities	16.8	27.4

Total long-term debt	$889.8	$932.9

During the first three months of 2008, we borrowed a net $10.4 million under Kronos’ U.S. bank credit facility.  The average interest rate on the outstanding borrowings under this facility at March 31, 2008 was 6.0%.

Kronos’ European, U.S. and Canadian revolving credit facilities currently mature in June 2008, September 2008 and January 2009, respectively.  We are in various stages of renegotiating such facilities, and expect to have new agreements or extensions in place prior to their respective maturity dates.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2007	2008
	(In millions)

Service cost	$1.9	$1.7
Interest cost	6.4	7.4
Expected return on plan assets	(7.0)	(8.0)
Amortization of prior service cost	.2	.2
Amortization of net transition obligations	.1	.1
Recognized actuarial losses	1.9	1.1

Total	$3.5	$2.5

Postretirement benefits - The components of our net periodic postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2007	2008
	(In millions)

Service cost	$.1	$.1
Interest cost	.6	.5
Amortization of prior service credit	(.1)	(.1)

Total	$.6	$.5

Contributions - We expect our 2008 contributions for our pension and postretirement benefit plans to be consistent with the amounts we disclosed in our 2007 Annual Report.

Note 9 – Stockholders’ equity:

Share repurchases - Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries.  We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to completion.  We will use cash on hand to acquire the shares.  Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  We did not purchase any shares of our common stock during the first three months of 2008, and at March 31, 2008, approximately 4.0 million shares were available for purchase under the repurchase authorization.

Note 10 - Other income, net:

	Three months ended March 31,
	2007	2008
	(In millions)

Securities earnings:
Dividends and interest	$7.9	$7.0
Securities transactions, net	.3	(.4)

Total securities earnings	8.2	6.6

Currency transactions, net	(.1)	(2.5)
Insurance recoveries	2.5	.1
Other, net	1.8	1.3

Total	$12.4	$5.5

Note 11 - Provision for income taxes (benefit):

	Three months ended March 31,
	2007	2008
	(In millions)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$17.0	$(2.4)
Incremental U.S. tax and rate differences on equity in earnings	1.9	.6
Non-U.S. tax rates	(.2)	-
Nondeductible expenses	.7	-
Change in reserve for uncertain tax positions	-	.2
U.S. state income taxes, net	.5	.1
Other, net	(.1)	.2

Provision for income taxes (benefit)	$19.8	$(1.3)

Tax authorities are continuing to examine certain of our foreign tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by $3.3 million within the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes.

Note 12 - Minority interest:

	December 31, 2007	March 31, 2008
	(In millions)

Minority interest in net assets:
NL Industries	$55.6	$57.1
Kronos Worldwide	20.5	20.4
CompX International	14.4	14.0

Total	$90.5	$91.5

	Three months ended March 31,
	2007	2008
	(In millions)

Minority interest in after-tax earnings (losses):
NL Industries	$1.0	$(.1)
CompX International	.9	.2
Kronos Worldwide	.6	-

Total	$2.5	$.1

CompX stock repurchase program  - CompX’s board of directors has previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled. During the first three months of 2008, CompX purchased 52,700 shares of its Class A common stock in market transactions for an aggregate of $.5 million.  At April 30, 2008 approximately 680,000 shares were available for purchase under these repurchase authorizations.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Because we may be jointly and severally liable for the total remediation cost at certain sites, the amount for which we are ultimately liable may exceed our accruals due to, among other things, the reallocation of costs among PRPs or the insolvency of one or more PRPs.  We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimates presently can be made.  Further, additional environmental matters may arise in the future.  If we were to incur any future liability, this could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At March 31, 2008, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the first three months of 2008 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$55.7
Reductions credited to income, net	(.1)
Payments, net	(1.0)

Balance at the end of the period	$54.6

Amounts recognized in the Consolidated Balance Sheet at the end of the period:
Current liability	$14.3
Noncurrent liability	40.3

Total	$54.6

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At March 31, 2008, we accrued approximately $50 million for those environmental matters related to NL which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $71 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At March 31, 2008, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that NL, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property NL owned that is subject to environmental remediation, and for which we had a nominal carrying value, was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which NL is disputing, were placed into escrow with a court in New Jersey and have never been remitted to us while the condemnation litigation is pending.  Because such funds were placed in escrow with the court and are beyond our control, we have never given recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, NL would receive certain agreed-upon amounts in satisfaction of its claim to just compensation for the taking of its property in the condemnation proceeding, and NL would be indemnified against certain environmental liabilities related to such property.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  As part of such April 2008 agreement, however, NL became entitled to receive the interest accrued on the escrow funds, and in May 2008 NL received approximately $4.3 million of such interest. NL expects to recognize such $4.3 million of income in the second quarter of 2008 pursuant to such April 2008 agreement.

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

In June and September, 2007 the arbitration panel chosen by the parties to address the issues noted above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton and DII are obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site, and ordered them to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007 Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton and DII filed a motion to vacate such decisions.  A confirmation hearing was held on November 13, 2007 and on March 31, 2008 the court upheld the arbitration panels’ decisions.  On April 29, 2008 Halliburton and DII filed a notice of their appeal of the court’s opinion confirming the arbitration awards to the United States Court of Appeals for the Fifth Circuit.  Due to the uncertain nature of the on-going legal proceedings we have not accrued a receivable for the amounts awarded at March 31, 2008.  Pending a final confirmation of the arbitration panel’s decisions, Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation.  Tremont has $.4 million accrued at March 31, 2008 for this matter.

Other -  We have also accrued approximately $4.6 million at March 31, 2008 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

We recognize insurance recoveries in income only when receipt of the recovery is probable and are able to reasonably estimate the amount of the recovery.  In this regard, we expect to recognize income of $1.5 million in the second quarter of 2008 related to an April 2008 settlement of certain coverage issues we had against a former insurance carrier filed in such carrier’s insolvency proceedings.

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

For a discussion of other legal proceedings to which we are a party, refer to our 2007 Annual Report.

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

Note 14 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with this filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such non-financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, in accordance with the new standard we have expanded our disclosures regarding the valuation methods and level of inputs we utilize beginning with this filing, except for such non-financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, postretirement benefit plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first quarter of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or March 31, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

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

•	Competitive products and substitute products;
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation of our competitors;
•	Demand for high performance marine components;
•	The extent to which our subsidiaries were to become unable to pay us dividends;
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew or refinance credit facilities;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

Net Income (Loss) Overview

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2008 -

We reported a net loss of $5.9 million, or $.05 per diluted share, in the first quarter of 2008 compared to net income of $26.1 million, or $.22 per diluted share, in the first quarter of 2007.  Our diluted earnings per share decreased from 2007 to 2008 primarily due to the net effects of:

•	the elimination of equity in earnings from TIMET due to the distribution of our TIMET shares in the first quarter of 2007 as a special dividend to our stockholders; and
•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments.

Our net income in 2007 includes $.01 per diluted share (net of tax and minority interest) related to certain insurance recoveries recognized by NL.

Current Forecast for 2008 –

We currently expect to report a lower net loss for the full year 2008 as compared to the net loss in 2007 due primarily to the net effects of:
•	lower income taxes as the effect of a reduction in German income taxes rates was recognized 2007;
•	no equity in earnings from TIMET as we ceased to account for our interest in TIMET by the equity method following our March 2007 special distribution of TIMET common stock; and
•	lower expected operating income from our Chemicals Segment due to continued lower average selling prices and increases in raw material costs.

Segment Operating Results - 2007 Compared to 2008 –

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

The factors having the most impact on our reported operating results are:

•	Our TiO2 average selling prices;
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar);
•	Our TiO2 sales and production volumes; and
•	Our manufacturing costs, particularly maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are our TiO2 average selling prices, and our levels of TiO2 sales and production volumes.

	Three months ended March 31,
	2007	2008	% Change
	(Dollars in millions)

Net sales	$314.0	$332.5	6%
Cost of sales	244.4	276.0	13

Gross margin	$69.6	$56.5	(19)

Operating income	$30.3	$11.0	(63)

Percent of net sales:
Cost of sales	78%	83%
Gross margin	22	17
Operating income	10	3

Ti02 operating statistics:
Sales volumes*	125	127	2%
Production volumes*	133	132	(1)

Percent change in net sales:
Ti02 product pricing			(4)%
Ti02 sales volumes			2
Ti02 product mix			1
Changes in foreign currency exchange rates			7

Total			6%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales increased 6% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the impact of favorable changes in currency exchange rates, which increased sales by approximately $20 million in the quarter as increases in sales volumes were more than offset by lower average Ti02 selling prices.  We expect average selling prices in the second quarter of 2008 to be lower than the average selling prices in the first quarter of 2008.

Sales volumes in the first quarter of 2008 were higher compared to 2007 primarily due to higher sales volumes in export markets which more than offset lower sales volumes in Europe.  Our sales volumes in Europe were impacted by a decrease in demand for TiO2; however, we expect overall demand will continue to remain slightly above 2007 levels for the remainder of the year.  Sales volumes for the first quarter of 2008 were a first quarter record for us.

Cost of Sales - Our Chemicals Segment’s cost of sales increased in the first quarter of 2008 compared to the same period last year primarily due to the impact of a 10% increase in utility costs (primarily energy costs), a 5% increase in raw material costs and currency fluctuations (primarily the euro).  TiO2 production volumes were comparable in the three month periods.  Our operating rates were near full capacity in both periods.

Operating Income - Our Chemicals Segment’s operating income declined in the first quarter of 2008 primarily due to the decrease in our gross margin.  Our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily energy costs and raw materials).  Changes in foreign currency exchange rates negatively affected our gross margin and operating income in the first quarter.  We estimate the effect of changes in foreign currency exchange rates decreased operating income by $7 million in the first quarter of 2008 compared to the same period in 2007.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized an additional $.9 million and $.7 million of additional depreciation expense in the first three months of 2007 and 2008, respectively, which reduced our reported Chemicals Segment operating income as compared to amounts reported separately by Kronos.

Foreign Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment’s sales and operating income in 2008 as compared to 2007.

Three months ended March 31, 2008 vs. 2007
Increase (decrease) in millions
Impact on:
Net sales	$20
Operating income	(7)

Outlook - We expect income from operations for the remainder of 2008 will be lower than 2007, as the favorable effects of anticipated modest improvements in sales and production volumes are expected to be more than offset by higher production costs, particularly raw material, energy and labor costs.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Through our debottlenecking program, we have added capacity to our German chloride-process facility.  In addition, equipment upgrades and enhancements in several locations have allowed us to reduce downtime for maintenance activities.  Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures.  We believe our annual attainable TiO2 production capacity for 2008 is approximately 532,000 metric tons, with some additional capacity expected to be available in 2009 through our continued debottlenecking efforts.
Component Products -

The key performance indicator for our Component Products Segment is operating income margin.

	Three months ended March 31,
	2007	2008	% Change
	(Dollars in millions)

Net sales	$43.5	$40.5	(7)%
Cost of sales	31.4	31.1	(1)

Gross margin	$12.1	$9.4	(22)

Operating income	$5.6	$3.0	(45)

Percent of net sales:
Cost of sales	72%	77%
Gross margin	28	23
Operating income	13	7

Net Sales - Our Component Products Segment’s sales decreased in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to lower order rates from many of our customers as a result of the unfavorable economic conditions in North America offset, in part by the effects of sales price increases for certain products to mitigate the effect of higher raw material costs.

Cost of Sales - Our Component Products Segment’s cost of sales decreased in 2008 as compared to 2007 due to decreased sales volumes.  As a percent of sales, cost of goods sold was higher in the first quarter of 2008 compared to 2007 primarily as a result of higher raw materials costs and changes in product mix combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Operating Income – Our Component Products Segment’s operating income declined in the first of 2008 compared to 2007 due to the decline in sales gross margin.  Foreign currency exchange rates also negatively impacted operating income by $.6 million in the first quarter of 2008.

Foreign Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan.  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.    Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our Component Products Segment’s sales and operating income in 2008 as compared to 2007.

Three months ended March 31, 2008 vs. 2007
Increase (decrease) in millions
Impact on:
Net sales	$ .7
Operating income	(.6)

Outlook - Demand continues to slow across most product segments as customers react to the condition of the overall economy.  Asian sourced competitive pricing pressures are expected to continue to be a challenge for us.  We believe the impact of this environment will be mitigated through our on-going initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improving manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we may forego certain segment sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during 2008, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Waste Management -

	Three months ended
	March 31,
	2007	2008
	(In millions)

Net sales	$1.5	$.9
Cost of sales	3.1	3.3

Gross margin	$(1.6)	$(2.4)

Operating loss	$(3.0)	$(4.4)

General - We continue to operate WCS’s waste management facility on a relatively limited basis while we navigate the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low-level radioactive wastes.  We have previously filed license applications for such disposal capabilities with the applicable Texas state agencies, and in October 2007 we received notification that the Texas Commission on Environmental Quality (“TCEQ”) has prepared a draft license for the disposal of byproduct material at our facility and made the preliminary decision that this license meets all statutory and regulatory requirements.  The byproduct draft license has been scheduled for a May 21, 2008 TCEQ Commissioners meeting where it will be decided if any of the parties that have requested a public hearing will be granted their request.  If no parties are granted a hearing, the Commissioners may determine that the byproduct license is approved as a final license at the May 21st meeting.  If the Commissioners grant a hearing, it will be limited by law to enable a final decision by December 31, 2008.  We are uncertain as to the length of time it will take for the draft byproduct waste material license to become final and for agencies to complete their reviews and act upon our other license applications.  We currently believe the applicable state agency will not issue a final decision on our application for byproduct waste material until late 2008, and we do not expect to receive a final decision on our application for low-level and mixed low-level radioactive waste disposal until 2009.  We do not know if we will be successful in obtaining these licenses.  While the approvals for these licenses are still in progress, we currently have permits that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

Net Sales and Operating Loss - Our Waste Management Segment’s sales decreased during the first quarter 2008 compared to 2007, and our Waste Management operating loss increased, due to lower utilization of our waste management services, primarily due to the completion in 2007 of a few projects that have not yet been replaced with new business in 2008.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

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

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit) and Minority Interest - 2007 Compared to 2008

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2007 and 2008 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million in each of the first quarter of 2007 and 2008.

Insurance Recoveries – Insurance recoveries relate primarily to amounts NL received from certain of its former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by NL.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2007 and 2008 include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from the carriers for past defense costs incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement. Previously, we have also recognized insurance recoveries for prior legal defense and indemnity coverage for certain of our environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know if we will be successful in obtaining additional reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.  See Note 14 to our Condensed Consolidated Financial Statements.

Corporate Expenses, Net - Corporate expenses were 7% lower at $5.6 million in the first quarter of 2008 compared to $6.0 million in the same period in 2007.  Corporate expenses were lower primarily due to lower litigation and related expenses at NL.  We expect corporate expenses in 2008 will continue to be lower than 2007, in part due to lower expected litigation and related expenses at NL.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  If these events occur during the remainder of 2008, our corporate expenses would be higher than our current estimates. See Note 13 to the Condensed Consolidated Financial Statements.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  KII has euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding.  The interest expense we recognize on these fixed rate Notes will vary with fluctuations in the euro exchange rate.

Interest expense increased to $17.4 million in the first quarter of 2008 from $15.6 million in the first quarter of 2007.  Interest expense was higher primarily due to unfavorable changes in currency exchange rates in 2008 compared to 2007 as well as the promissory note CompX issued to TIMET in the fourth quarter of 2007.  We expect interest expense to be higher in 2008 due to the increase in the exchange rate of the euro and the addition of $50 million in debt from CompX.

Provision for Income Taxes (Benefit) – Our income tax benefit was $1.3 million in the first quarter of 2008 compared to expense of $19.8 million in the first quarter of 2007. Our tax rate varies as the contribution of income from our business units changes.

See Note 11 to the Condensed Consolidated Financial Statements for more information about our 2008 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Minority Interest – Minority interest in after tax earnings (losses) declined from a cost of $2.5 million in the first quarter of 2007 to $.1 million in the first quarter of 2008 due to a loss at Kronos and NL and lower income at CompX.  During October 2007, our ownership interest in CompX increased to approximately 86%.  As a result, minority interest in CompX’s earnings decreased in the first quarter of 2008 compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows used in our operating activities increased from $23.3 million in the first three months of 2007 to $33.6 million in the first three months of 2008.  This increase in cash used was due primarily to the net effects of the following items:

•	lower consolidated operating income in 2008 of $23.3 million, due to the lower earnings at all of our segments;
•	lower cash paid for income taxes in 2008 of $5.3 million due in part to the 2007 capital gains generated on our March 2007 special dividend of our TIMET common stock; and
•	higher net cash used by changes in receivables, inventories, payables and accrued liabilities in 2008 of $10.0 million, due primarily to relative changes in Kronos’ inventory levels.

Changes in working capital were affected by accounts receivable and inventory changes.  Kronos’ average days sales outstanding (“DSO”) increased from 63 days at December 31, 2007 to 72 days at March 31, 2008 due to the timing of collection on higher accounts receivable balances at the end of March.  CompX’s average DSO was comparable at 44 days at December 31, 2007 and 43 days at March 31, 2008.  For comparative purposes, Kronos’ average DSO increased from 61 days at December 31, 2006 to 69 days at March 31, 2007, and CompX’s average DSO increased from 41 days to 43 days.

Kronos’ average days sales in inventory (“DSI”) increased from 59 days at December 31, 2007 to 64 days at March 31, 2008, as Kronos’ sales volumes exceeded its Ti02 production volumes during the period, offset by the impact of our increasing costs.  CompX’s average DSI increased from 66 days at December 31, 2007 to 75 days at March 31, 2008 primarily due to increased raw material costs and larger tactical spot market buys of raw material to mitigate the impact of expected raw material price increases.  For comparative purposes, Kronos’ average DSI stayed consistent at 68 days at December 31, 2006 and March 31, 2007 and CompX’s average DSI increased from 57 days, at December 31, 2006 to 69 days at March 31, 2007.

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2007	2008
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$(16.3)	$(28.9)
CompX	3.8	2.4
Waste Control Specialists	(2.4)	(2.1)
NL Parent	(3.3)	1.4
Tremont	(1.1)	.1
Valhi Parent	14.2	11.6
Other	(.2)	(.1)
Eliminations	(18.0)	(18.0)

Total	$(23.3)	$(33.6)

Investing and Financing Activities –

We spent approximately $18.9 million in capital expenditures during the first quarter of 2008 as follows:

•	$16.8 million in our Chemicals Segment;
•	$1.4 million in our Component Products Segment; and
•	$.7 million in our Waste Management Segment

Our Waste Management Segment accounted for the entire $4.4 million in capitalized permit costs.

We purchased the following securities in market transactions during the first three months of 2008:

•	other marketable securities of $1.6 million; and
•	CompX common stock for $.5 million.

We paid aggregate cash dividends of $11.4 million ($.10 per share per quarter) on our common stock in the first three months of 2008.  Distributions to minority interest in the first three months of 2008 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, and CompX dividends paid to shareholders other than NL.

We and some of our subsidiaries issued a nominal amount of common stock upon the exercise of stock options.

Outstanding Debt Obligations

At March 31, 2008, our consolidated third-party indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($628.8 million at March 31, 2008) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•
CompX’s promissory note payable to TIMET ($50.0 million outstanding at March 31, 2008) which bears interest at LIBOR plus 1% (5.7% at March 31, 2008) and has quarterly principal repayments of $250,000 commencing in September 2008 due in 2014;

•	Kronos’ U.S. revolving bank credit facility ($25.8 million outstanding) due in 2008; and
•	approximately $5.7 million of other indebtedness.

We and all of our subsidiaries are in compliance with all of our debt covenants at March 31, 2008.  See Note 7 to the Condensed Consolidated Financial Statements.  At March 31, 2008 $27.4 million of our indebtedness is due within the next twelve months, primarily Kronos’ U.S. revolving bank credit facility.  Our European, U.S. and Canadian revolving credit facilities currently mature in June 2008, September 2008 and January 2009, respectively.  We are in various stages of renegotiating such facilities, and expect to have new agreements or extensions in place prior to their respective maturity dates.  We do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2009) and our long-term obligations (defined as the five-year period ending December 31, 2013, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2008, we had credit available under existing facilities of approximately $308 million, which was comprised of:
•	$159 million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$99 million under Valhi’s revolving bank credit facility; and
•	$50 million under CompX’s revolving credit facility.

At March 31, 2008, we had an aggregate of $138.2 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Valhi Parent	$26.0
Kronos	30.9
NL Parent	51.1
CompX	18.1
Tremont	9.4
Waste Control Specialists	2.7

Total cash, cash equivalents and marketable securities	$138.2

Capital Expenditures –

We intend to invest a total of approximately $104 million for capital expenditures and capitalized permit costs during 2008.  Capital expenditures are primarily for improvements and upgrades to existing facilities.   We spent $18.9 million though March 31, 2008.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At March 31, 2008 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 9 to the Condensed Consolidated Financial Statements.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2008 approximately 751,700 shares were available for purchase under these repurchase authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Based on the 29.0 million shares of Kronos we held at March 31, 2008 and Kronos’ current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of approximately $29.0 million.  NL’s current quarterly cash dividend is $.125 per share, although in the past NL has sometimes paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at March 31, 2008, we would receive aggregate annual dividends from NL of approximately $20.2 million. We do not expect to receive any distributions from WCS during 2008.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our subsidiaries under the terms of a revolving credit facility that matures in March 2009.  WCS borrowed a net $6.2 million from our subsidiary during the first three months of 2008.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $12.4 million at March 31, 2008 and $6.2 million at December 31, 2007.  We expect that WCS will likely borrow additional amounts during the remainder of 2008 from our subsidiary.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

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

Recent Accounting Pronouncements

See Note 14 to the Condensed Consolidated Financial Statements

Critical Accounting Policies

There have been no changes in the first three months of 2008 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2007 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, refer to Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first three months of 2008.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We also periodically use currency forward contracts to manage risk associated with other currency transactions such as intercompany dividends from foreign subsidiaries.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  We did not have any such contracts outstanding at March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Internal Control Over Financial Reporting –

We also maintain internal control over financial reporting.  The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(e), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, refer to Note 13 to the Condensed Consolidated Financial Statements, and to our 2007 Annual Report.

Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411).  In April 2008, plaintiffs filed an appeal.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  In April 2008, the appellate court reversed the trial court’s ruling, thereby allowing contingent fee arrangements in the case.  The time for the defendants to appeal to the California Supreme Court has not yet run.

Wisconsin Cases.  Of the cases, 16 have been dismissed without prejudice, and 15 remain pending.  Seven of the remaining cases have been removed to Federal court.

Unilateral Administrative Order, Park Hills, Mo.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2007 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares may be retired and cancelled or may be added to our treasury and used for employee benefit plans, future acquisitions or other corporate purposes.   We did not purchase any shares of our common stock during the first three months of 2008.  See Note 9 to the Condensed Consolidated Financial Statements.

Item 6.                           Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date May 7, 2008	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date May 7, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)