Form 10-Q
period 2008-06-30
VALHI INC /DE/
filed 2008-08-06
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

Number of shares of the Registrant's common stock outstanding on July 31, 2008:  113,681,778.

VALHI, INC. AND SUBSIDIARIES

Items 3 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2007	June 30, 2008
		(unaudited)

Current assets:
Cash and cash equivalents	$138.3	$55.4
Restricted cash equivalents	7.2	11.9
Marketable securities	7.2	9.0
Accounts and other receivables, net	253.7	333.9
Inventories, net	337.9	337.2
Prepaid expenses and other	16.2	15.1
Deferred income taxes	10.4	10.3

Total current assets	770.9	772.8

Other assets:
Marketable securities	319.8	290.0
Investment in affiliates	137.9	134.4
Pension asset	47.6	51.6
Goodwill	406.8	406.8
Other intangible assets	2.7	2.4
Deferred income taxes	168.7	186.8
Other assets	67.3	84.3

Total other assets	1,150.8	1,156.3

Property and equipment:
Land	48.2	51.5
Buildings	277.1	301.0
Equipment	1,051.9	1,143.8
Mining properties	39.8	46.5
Construction in progress	48.9	59.8
	1,465.9	1,602.6
Less accumulated depreciation	784.6	885.4

Net property and equipment	681.3	717.2

Total assets	$2,603.0	$2,646.3

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	June 30, 2008
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$16.8	$24.7
Accounts payable and accrued liabilities	267.8	282.3
Income taxes	9.8	3.9
Deferred income taxes	3.3	3.5

Total current liabilities	297.7	314.4

Noncurrent liabilities:
Long-term debt	889.8	958.2
Deferred income taxes	415.0	406.6
Accrued pension costs	140.0	141.9
Accrued postretirement benefits cost	33.6	33.1
Accrued environmental costs	40.3	38.2
Other liabilities	77.7	79.2

Total noncurrent liabilities	1,596.4	1,657.2

Minority interest in net assets of subsidiaries	90.5	92.3

Stockholders' equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	10.4	-
Accumulated deficit	(74.1)	(92.4)
Accumulated other comprehensive income	51.5	44.2
Treasury stock	(37.9)	(37.9)

Total stockholders' equity	618.4	582.4

Total liabilities, minority interest and stockholders’ equity	$2,603.0	$2,646.3

Commitments and contingencies (Notes 11 and 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
	(unaudited)

Revenues and other income:
Net sales	$389.0	$436.1	$748.0	$810.1
Other income, net	11.4	12.7	23.8	18.1
Equity in earnings of:
Titanium Metals Corporation ("TIMET")	-	-	26.9	-
Other	1.0	(.2)	.5	(.6)

Total revenues and other income	401.4	448.6	799.2	827.6

Costs and expenses:
Cost of sales	316.1	369.7	595.0	680.1
Selling, general and administrative	60.5	65.7	115.4	124.0
Interest	15.9	17.7	31.5	35.1

Total costs and expenses	392.5	453.1	741.9	839.2

Income (loss) before income taxes	8.9	(4.5)	57.3	(11.6)

Provision for income taxes (benefit)	13.3	(5.6)	33.1	(6.9)

Minority interest in after-tax earnings	.5	1.3	3.0	1.4

Net income (loss)	$(4.9)	$(.2)	$21.2	$(6.1)

Basic and diluted net income (loss) per share	$(.04)	$-	$.18	$(.05)

Cash dividends per share	$.10	$.10	$.20	$.20

Weighted average shares outstanding:
Basic	114.9	114.4	114.9	114.4
Outstanding stock options impact	-	-	.2	-

Diluted	114.9	114.4	115.1	114.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2007	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$21.2	$(6.1)
Depreciation and amortization	32.6	34.1
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(2.5)	(7.0)
Other postretirement benefit expense	.3	.2
Deferred income taxes	28.0	(13.5)
Minority interest	3.0	1.4
Equity in:
TIMET	(26.9)	-
Other	(.5)	.6
Net distributions from (contributions to) Ti02 manufacturing joint venture	(1.4)	2.9
Other, net	2.2	2.6
Change in assets and liabilities:
Accounts and other receivables, net	(50.2)	(73.0)
Inventories, net	(3.7)	14.9
Accounts payable and accrued liabilities	(8.7)	1.3
Accounts with affiliates	(10.4)	10.4
Income taxes	6.7	(6.8)
Other, net	(1.3)	(2.0)

Net cash used in operating activities	(11.6)	(40.0)

Cash flows from investing activities:
Capital expenditures	(22.8)	(40.6)
Capitalized permit costs	(5.0)	(7.2)
Purchases of:
CompX common stock	-	(1.0)
TIMET common stock	(.7)	-
Marketable securities	(17.2)	(5.6)
Proceeds from disposal of marketable securities	20.9	4.9
Change in restricted cash equivalents, net	2.4	(4.5)
Other, net	2.0	1.7

Net cash used in investing activities	(20.4)	(52.3)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Six months ended June 30,
	2007	2008
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$177.6	$216.6
Principal payments	(159.7)	(181.9)
Deferred financing costs paid	-	(.9)
Valhi cash dividends paid	(22.8)	(22.7)
Distributions to minority interest	(4.4)	(3.7)
Treasury stock acquired	(3.1)	-
Issuance of common stock and other	1.0	-

Net cash provided by (used in) financing activities	(11.4)	7.4

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(43.4)	(84.9)
Currency translation	1.2	2.0
Cash and cash equivalents at beginning of period	189.2	138.3

Cash and cash equivalents at end of period	$147.0	$55.4

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$30.6	$35.4
Income taxes, net	11.0	3.8
Accrual for capital expenditures	1.4	6.0
Accrual for capitalized permit costs	.2	.9

Noncash financing activities:
Dividend of TIMET common stock	$899.3	$-
Issuance of preferred stock in settlement of tax obligation	667.3	-

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Six months ended June 30, 2008

(In millions)

					Accumulated
			Additional		other		Total
	Preferred stock	Common stock	paid-in capital	Accumulated deficit	comprehensive income (loss)	Treasury stock	stockholders’ equity	Comprehensive loss
	(unaudited)

Balance at December 31, 2007	$667.3	$1.2	$10.4	$(74.1)	$51.5	$(37.9)	$618.4

Net loss	-	-	-	(6.1)	-	-	(6.1)	$(6.1)

Other comprehensive loss, net	-	-	-	-	(7.3)	-	(7.3)	(7.3)

Cash dividends	-	-	(10.5)	(12.2)	-	-	(22.7)

Other, net	-	-	.1	-	-	-	.1

Balance at June 30, 2008	$667.3	$1.2	$-	$(92.4)	$44.2	$(37.9)	$582.4

Comprehensive loss								$(13.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which through its subsidiaries owns approximately 93% of our outstanding common stock at June 30, 2008.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC on March 13, 2008 (the “2007 Annual Report”), except as disclosed in Note 14.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  At December 31, 2007 we originally classified approximately $12.2 million with our noncurrent reserve for uncertain tax positions which should have been classified with our noncurrent deferred income tax liability; the Condensed Consolidated Balance Sheet at December 31, 2007, as presented herein, has properly classified such $12.2 million with our noncurrent deferred income tax liability.  Our results of operations for the interim periods ended June 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% owned at June 30, 2008

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our ownership of CompX is through NL.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions)

Net sales:
Chemicals	$342.6	$391.8	$656.6	$724.4
Component products	45.3	43.7	88.8	84.2
Waste management	1.1	.6	2.6	1.5

Total net sales	$389.0	$436.1	$748.0	$810.1

Cost of sales:
Chemicals	$279.7	$333.3	$524.1	$609.3
Component products	33.4	32.7	64.8	63.8
Waste management	3.0	3.7	6.1	7.0

Total cost of sales	$316.1	$369.7	$595.0	$680.1

Gross margin:
Chemicals	$62.9	$58.5	$132.5	$115.1
Component products	11.9	11.0	24.0	20.4
Waste management	(1.9)	(3.1)	(3.5)	(5.5)

Total gross margin	$72.9	$66.4	$153.0	$130.0

Operating income (loss):
Chemicals	$24.6	$10.8	$54.9	$21.8
Component products	4.8	4.5	10.4	7.5
Waste management	(3.2)	(5.5)	(6.2)	(9.9)

Total operating income	26.2	9.8	59.1	19.4

Equity in earnings of:
TIMET	-	-	26.9	-
Other	1.0	(.2)	.5	(.6)

General corporate items:
Securities earnings	8.1	11.0	16.3	17.6
Insurance recoveries	.5	1.6	3.0	1.7
General expenses, net	(11.0)	(9.0)	(17.0)	(14.6)
Interest expense	(15.9)	(17.7)	(31.5)	(35.1)

Income (loss) before income taxes	$8.9	$(4.5)	$57.3	$(11.6)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.

Note 3 – Accounts and other receivables, net:

	December 31, 2007	June 30, 2008
	(In millions)

Accounts receivable	$239.2	$324.7
Refundable income taxes	7.7	7.9
Receivable from affiliates:
Contran – income taxes, net	4.4	-
Other	.2	.1
Other receivables	4.6	3.6
Allowance for doubtful accounts	(2.4)	(2.4)

Total	$253.7	$333.9

Note 4 -                           Inventories, net:

	December 31, 2007	June 30, 2008
	(In millions)

Raw materials:
Chemicals	$66.2	$49.5
Component products	6.3	9.1

Total raw materials	72.5	58.6

Work in process:
Chemicals	19.9	18.1
Component products	9.8	9.2

Total in-process products	29.7	27.3

Finished products:
Chemicals	171.6	181.3
Component products	8.2	7.5

Total finished products	179.8	188.8

Supplies (primarily chemicals)	55.9	62.5

Total	$337.9	$337.2

Note 5 - Other noncurrent assets:

	December 31, 2007	June 30, 2008
	(In millions)

Available-for-sale marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
TIMET	60.2	31.8
Other	9.6	8.2

Total	$319.8	$290.0

Investment in affiliates:
TiO2 manufacturing joint venture	$118.5	$115.6
Other	19.4	18.8

Total	$137.9	$134.4

Other assets:
Waste disposal site operating permits, net	$29.8	$37.6
Deferred financing costs	8.2	8.6
IBNR receivables	7.8	8.4
Other	21.5	29.7

Total	$67.3	$84.3

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

Note 6 -  Accounts payable and accrued liabilities:

	December 31, 2007	June 30, 2008
	(In millions)

Current:
Accounts payable	$115.6	$117.7
Employee benefits	37.6	33.9
Payable to affiliates:
Louisiana Pigment Company	11.4	11.2
Contran – trade items	7.1	8.3
Contran – income taxes, net	-	4.2
TIMET	.5	.5
Accrued sales discounts and rebates	15.3	18.8
Environmental costs	15.4	13.4
Deferred income	4.0	2.3
Interest	8.3	8.8
Reserve for uncertain tax positions	.3	.1
Other	52.3	63.1

Total	$267.8	$282.3

Noncurrent:
Reserve for uncertain tax positions	$47.2	$48.6
Insurance claims and expenses	15.2	14.4
Employee benefits	8.4	9.0
Other	6.9	7.2

Total	$77.7	$79.2

Note 7 - Long-term debt:

	December 31, 2007	June 30, 2008
	(In millions)

Valhi - Snake River Sugar Company	$250.0	$250.0

Subsidiary debt:
Kronos International: 6.5% Senior Secured Notes	585.5	626.1
European revolving bank credit facility	-	28.3
CompX promissory note payable to TIMET	50.0	50.0
Kronos U.S. revolving bank credit facility	15.4	22.8
Other	5.7	5.7

Total subsidiary debt	656.6	732.9

Total debt	906.6	982.9

Less current maturities	16.8	24.7

Total long-term debt	$889.8	$958.2

During the first six months of 2008, we borrowed a net euro 18.0 million ($28.5 million when borrowed/repaid) under Kronos’ European bank credit facility and a net $7.4 million under Kronos’ U.S. bank credit facility.  The average interest rate on these outstanding borrowings at June 30, 2008 was 6.2% and 5.0%, respectively.

During the second quarter of 2008, we amended our European revolving bank credit facility to extend the maturity date by three years to May 2011.  As part of such amendment, the interest rate on outstanding borrowings under the credit facility increased to the applicable interbank rate plus 1.75%.  All of the other terms and debt covenants of the amended facility remained substantially the same.

Kronos’ U.S. and Canadian bank credit facilities currently mature in September 2008 and January 2009, respectively.  We are in various stages of renegotiating such facilities, and expect to have new agreements of extensions in place prior to their respective maturity dates.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$2.0	$1.8	$3.9	$3.5
Interest cost	6.5	7.7	13.0	15.0
Expected return on plan assets	(7.0)	(8.2)	(14.0)	(16.2)
Amortization of prior service cost	.1	.3	.3	.5
Amortization of net transition obligations	.1	.1	.2	.2
Recognized actuarial losses	2.0	1.1	3.9	2.3

Total	$3.7	$2.8	$7.3	$5.3

Postretirement benefits - The components of our net periodic postretirement benefit cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$.1	$.1	$.2	$.2
Interest cost	.5	.7	1.0	1.1
Amortization of prior service credit	-	(.1)	(.2)	(.2)
Recognized actuarial losses	-	-	.1	.1

Total	$.6	$.7	$1.1	$1.2

Contributions - We expect our 2008 contributions for our pension and postretirement benefit plans to be consistent with the amounts we disclosed in our 2007 Annual Report.

Note 9 – Stockholders’ equity:

Share repurchases - Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries.  We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to completion.  We will use cash on hand to acquire the shares.  Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  We did not purchase any shares of our common stock during the first six months of 2008, and at June 30, 2008, approximately 4.0 million shares were available for purchase under the repurchase authorization.

Note 10 - Other income, net:

	Six months ended June 30,
	2007	2008
	(In millions)

Securities earnings:
Dividends and interest	$15.8	$18.2
Securities transactions, net	.5	(.6)

Total securities earnings	16.3	17.6

Currency transactions, net	1.4	(2.9)
Insurance recoveries	3.0	1.7
Other, net	3.1	1.7

Total	$23.8	$18.1

Interest income in the first six months of 2008 includes $4.3 million related to certain escrow funds discussed in Note 13.

Note 11 - Provision for income taxes (benefit):

	Six months ended June 30,
	2007	2008
	(In millions)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$20.1	$(4.0)
Incremental U.S. tax and rate differences on equity in earnings	2.2	2.8
Non-U.S. tax rates	(.3)	-
Nondeductible expenses	1.5	-
German tax attribute adjustment	8.7	(7.2)
Change in reserve for uncertain tax positions	.1	1.0
U.S. state income taxes, net	.8	.3
Other, net	-	.2

Provision for income taxes (benefit)	$33.1	$(6.9)

During the second quarter of 2008, we recognized a $7.2 million non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

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

Note 12 - Minority interest:

	December 31, 2007	June 30, 2008
	(In millions)

Minority interest in net assets:
NL Industries	$55.6	$58.7
Kronos Worldwide	20.5	20.0
CompX International	14.4	13.6

Total	$90.5	$92.3

	Six months ended June 30,
	2007	2008
	(In millions)

Minority interest in after-tax earnings:
NL Industries	$.7	$.6
Kronos Worldwide	.6	.3
CompX International	1.7	.5

Total	$3.0	$1.4

CompX stock repurchase program  - CompX’s board of directors has previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX may use cash on hand or debt to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled. During the first six months of 2008, CompX purchased approximately 126,000 shares of its Class A common stock in market transactions for an aggregate of $1.0 million cash.  At June 30, 2008 approximately 678,000 shares were available for purchase under these repurchase authorizations.

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

We believe these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:
•	we have never settled any of these cases;
•	no final, non-appealable verdicts have ever been entered against us; and
•	we have never ultimately been found liable with respect to any such litigation matters.

In particular, see the discussion below regarding the final resolution of the State of Rhode Island case.  Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases.

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

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  The State sought compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs.  Following a 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance resulted in a mistrial when the jury was unable to reach a verdict on the question, a second trial commenced against us and three other defendants in November 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment.  Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment.  In February 2006, the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island.  The jury also found that we and the two other defendants should be ordered to abate the public nuisance.  Following the trial, the trial court dismissed the State’s claim for punitive damages.  In March 2007, the final judgment and order was entered, and defendants filed an appeal.  In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages as well as the dismissal of one of the defendants.  While the appeal was pending, the trial court continued to move forward on the abatement process.  In September 2007, the State submitted its plan of abatement and defendants filed a response in December 2007.  In May 2008, oral arguments on the appeal were heard by the Rhode Island Supreme Court, and in July 2008 the Supreme Court reversed the decision of the trial court, stating that the defendants’ motion to dismiss should have been granted.  This decision of the Rhode Island Supreme Court concludes the case in our favor, and the State of Rhode Island’s plan of abatement will not be implemented.

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

Environmental obligations are difficult to assess and estimate for numerous reasons including the:

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At June 30, 2008, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the first six months of 2008 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$55.7
Payments, net	(4.1)

Balance at the end of the period	$51.6

Amounts recognized in the Consolidated Balance Sheet at the end of the period:
Current liability	$13.4
Noncurrent liability	38.2

Total	$51.6

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At June 30, 2008, we accrued approximately $47 million for those environmental matters related to NL which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $68 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At June 30, 2008, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that NL, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property NL owned that is subject to environmental remediation, and for which we had a nominal carrying value, was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which NL is disputing, were placed into escrow with a court in New Jersey and have never been remitted to us while the condemnation litigation is pending.  Because such funds were placed in escrow with the court and are beyond our control, we have never given recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, NL would receive certain agreed-upon amounts in satisfaction of its claim to just compensation for the taking of its property in the condemnation proceeding, and NL would be indemnified against certain environmental liabilities related to such property.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  In late June 2008, the settlement agreement was reinstated and remains subject to certain conditions prior to closing, which to date have not occurred.  As part of such April 2008 agreement, however, NL became entitled to receive the interest accrued on the escrow funds, and in May 2008 NL received approximately $4.3 million of such interest, which was recognized as interest income during the second quarter of 2008.  See Note 10.

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

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and will incur at the site.  Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site.  The Tremont subsidiary subsequently also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the court agreed to stay the plaintiffs’ claims against Tremont and its subsidiaries, but denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific.

In June and September 2007, the arbitration panel chosen by the parties to address the issues noted above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton and DII are obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site, and ordered them to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007, Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton and DII filed a motion to vacate such decisions.  A confirmation hearing was held in November 2007, and in March 2008 the court upheld and confirmed the arbitration panel’s decisions.  In April 2008, Halliburton and DII filed a notice of their appeal of the court’s opinion confirming the arbitration awards to the United States Court of Appeals for the Fifth Circuit.  In July 2008, the trial court issued a final judgment pursuant to its March 2008 confirmation, and required that Halliburton and DII post a supersedeaus bond in the amount of $14.3 million during the period of the appeal in order to stay enforcement of the monetary award in the judgment.  The nonmonetary portion of the judgment has not been stayed.  Also in July 2008, Halliburton and DII filed a motion with the trial court for a new trial or to alter or amend its judgment, and Tremont filed a motion to expedite the appeal with the Court of Appeals for the Fifth Circuit.  Due to the uncertain nature of the on-going legal proceedings we have not accrued a receivable for the amounts awarded at June 30, 2008.  Pending a final confirmation of the arbitration panel’s decisions, Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation.  Tremont has $.2 million accrued at June 30, 2008 for this matter.

Other -  We have also accrued approximately $4.0 million at June 30, 2008 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by some of our former operations containing asbestos, silica and/or mixed dust.  Approximately 470 of these types of cases remain pending, involving a total of approximately 6,500 plaintiffs.  In addition, the claims of approximately 3,400 former plaintiffs have been administratively dismissed from Ohio State Courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.   Based on information available to us, including:

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

In addition to the litigation described above, we and our affiliates are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses.  In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for environmental claims.  We currently believe that the disposition of all of these various other claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations and liquidity beyond the accruals already provided.

Note 14 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such non-financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, in accordance with the new standard we have expanded our disclosures regarding the valuation methods and level of inputs we utilize beginning with our first quarter 2008 filing, except for such non-financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, postretirement benefit plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first six months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Noncontrolling Interest – In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under existing GAAP such changes in ownership generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  This statement will be effective for us on a prospective basis in the first quarter of 2009.  We will be required to reclassify our balance sheet and statement of operations to conform to the new presentation requirements and to include the expanded disclosures at that time.  Because the new method of accounting for changes in ownership applies on a prospective basis, we are unable to predict the impact of the statement on our Consolidated Financial Statements. However, to the extent we have subsidiaries that are not wholly owned at the date of adoption, any subsequent increase in ownership of such subsidiaries for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership would result in a reduction in the amount of equity attributable to our shareholders.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or June 30, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

GAAP Hierarchy – In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting principles to be used in preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS No. 69, and accordingly this new standard, when adopted, will not have any effect on our Consolidated Financial Statements.  The effective date of this standard has not yet been determined.

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

•	Competitive products and substitute products;
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation or solvency of our competitors;
•	Demand for high performance marine components;
•	The extent to which our subsidiaries were to become unable to pay us dividends;
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew or refinance credit facilities;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

Net Income (Loss) Overview

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2008 -

We reported a net loss income of $.2 million, or nil per diluted share, in the second quarter of 2008 compared to a net loss of $4.9 million, or $.04 per diluted share, in the second quarter of 2007.  Our diluted earnings per share increased from 2007 to 2008 primarily due to the net effects of:

•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments in 2008;
•	interest income related to an escrow fund recognized by NL in 2008;
•	an income tax charge recognized by our Chemicals Segment in 2007; and
•	an income tax benefit recognized by our Chemicals Segment in 2008.

Our net income in 2007 includes a charge of $.05 per diluted share (net of tax and minority interest) related to the adjustment of certain German income tax attributes within our Chemicals Segment.

Our net income in 2008 includes (i) income of $.04 per diluted share (net of tax and minority interest) related to the adjustment of certain German income tax attributes within our Chemicals Segment, (ii) interest income of $.02 per diluted share related to certain escrow funds of NL and (iii) income of $.01 per diluted share related to certain insurance recoveries we recognized.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008 -

We reported a net loss of $6.1 million, or $.05 per diluted share, in the first six months of 2008 compared to net income of $21.2 million, or $.18 per diluted share, in the first six months of 2007.  Our diluted earnings per share decreased from 2007 to 2008 primarily due to the net effects of:

•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments in 2008;
•
the elimination of equity in earnings from TIMET starting in the second quarter of 2007 due to the distribution of our TIMET shares in the first quarter of 2007 as a special dividend to our stockholders;

•	interest income related to an escrow fund recognized by NL in 2008;
•	an income tax charge recognized by our Chemicals Segment in 2007; and
•	an income tax benefit recognized by our Chemicals Segment in 2008.

Our net income in 2007 includes (i) a charge of $.05 per diluted share (net of tax and minority interest) related to the adjustment of certain German income tax attributes within our Chemicals Segment and (ii) income of $.01 per diluted share related to certain insurance recoveries we recognized.

Our net income in 2008 includes (i) income of $.04 per diluted share (net of tax and minority interest) related to the adjustment of certain German income tax attributes within our Chemicals Segment, (ii) interest income of $.02 per diluted share related to certain escrow funds of NL and (iii) income of $.01 per diluted share related to certain insurance recoveries we recognized.

Current Forecast for 2008 –

We currently expect to report a lower net loss for the full year 2008 as compared to the net loss in 2007 due primarily to the net effects of:
•	lower income taxes as the effect of a reduction in German income taxes rates was recognized in 2007;
•	no equity in earnings from TIMET as we ceased to account for our interest in TIMET by the equity method following our March 2007 special distribution of TIMET common stock; and
•	lower expected operating income from our Chemicals Segment due to continued lower average selling prices and increases in raw material costs.

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

The factors having the most impact on our reported operating results are:

•	Our TiO2 average selling prices;
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar);
•	Our TiO2 sales and production volumes; and
•	Our manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are our TiO2 average selling prices, and our levels of TiO2 sales and production volumes.

	Three months ended June 30,			Six months ended June 30,
	2007	2008	% Change	2007	2008	% Change
	(Dollars in millions)

Net sales	$342.6	$391.8	14%	$656.6	$724.4	10%
Cost of sales	279.7	333.3	19	524.1	609.3	16

Gross margin	$62.9	$58.5	(7)	$132.5	$115.1	(13)

Operating income	$24.6	$10.9	(56)	$54.9	$21.9	(60)

Percent of net sales:
Cost of sales	82%	85%		80%	84%
Gross margin	18	15		20	16
Operating income	7	3		8	3

Ti02 operating statistics:
Sales volumes*	137	141	3%	262	269	3%
Production volumes*	128	133	4	261	265	2

Percent change in net sales:
Ti02 product pricing			(1)%			(3)%
Ti02 sales volumes			3			3
Ti02 product mix			2			2
Changes in foreign currency exchange rates			10			8

Total			14%			10%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales increased 14% in the second quarter of 2008 compared to the second quarter of 2007, and increased 10% in the first six months of 2008 as compared to the same period in 2007, as the favorable impact of changes in foreign currency exchange rates, which increased sales by approximately $33 million in the quarter and $54 million in the year-to-date period, and higher TiO2 sales volumes more than offset the impact of lower average TiO2 selling prices.  Sales volumes in the both the second quarter and first six months of 2008 were higher compared to the same periods in 2007 primarily due to higher sales volumes in export markets.  Our sales volumes for both the second quarter and first six months of 2008 were each a record for us.

Cost of Sales - Our Chemicals Segment’s cost of sales increased in the second quarter of 2008 compared to the same period last year primarily due to the impact of a 16% increase in utility costs (primarily energy costs), a 9% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales increased in the first six months of 2008 compared to the same period last year primarily due to the impact of a 13% increase in utility costs (primarily energy costs), a 7% increase in raw material costs and currency fluctuations (primarily the euro).    Our TiO2 production volumes in the second quarter and first six months of 2008 were higher than the same periods in 2007, with operating rates were near full capacity in both periods.  Our production volumes for both the second quarter and first six months of 2008 were each also a record for us.

Operating Income - Our Chemicals Segment’s operating income declined in the second quarter and first six months of 2008 primarily due to the decrease in our gross margin.  While our sales volumes were higher in 2008, our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily energy costs and raw materials).  Changes in foreign currency exchange rates also negatively affected our gross margin and operating income in 2008 as compared to 2007.  We estimate the effect of changes in foreign currency exchange rates decreased our Chemicals Segment’s operating income by $8 million for the quarter and $16 million in the year-to-date period.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized an additional $1.8 million and $1.4 million of additional depreciation expense in the first six months of 2007 and 2008, respectively, which reduced our reported Chemicals Segment operating income as compared to amounts reported separately by Kronos.

Foreign Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment’s sales and operating income in 2008 as compared to 2007.

	Three months ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	Increase (decrease) in millions
Impact on:
Net sales	$33	$ 54
Operating income	(8)	(16)

Outlook - During June and July of 2008, we and several of our Chemical Segment competitors announced various price increases and surcharges in response to higher operating costs.  These price increase announcements are to be implemented during the second half of 2008.  As a result, we expect our average TiO2 selling prices in the second half of 2008 will be higher than our average selling prices in the first half of 2008.  We expect overall demand will continue to remain high for the remainder of the year in export markets, while demand in North America and Europe may be somewhat weaker in the second half of 2008.  Overall, we expect our Chemicals Segment operating income for the remainder of 2008 will be lower than the same period in 2007, as the favorable effects of anticipated improvements in product pricing and TiO2 production volume are expected to be more than offset by higher production costs, particularly raw material, energy and labor costs.  However, our operating income in the second half of 2008 is expected to be higher than the first half of 2008, due principally to the impact of the implementation of the recent price increase announcements. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

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

Component Products -

The key performance indicator for our Component Products Segment is operating income margin.

	Three months ended June 30,			Six months ended June 30,
	2007	2008	% Change	2007	2008	% Change
	(Dollars in millions)

Net sales	$45.3	$43.7	(3)%	$88.8	$84.2	(5)%
Cost of sales	33.4	32.7	(2)	64.8	63.8	(2)

Gross margin	$11.9	$11.0	(7)%	$24.0	$20.4	(15)%

Operating income	$4.8	$4.5	(7)%	$10.4	$7.5	(28)%

Percent of net sales:
Cost of sales	74%	75%		73%	76%
Gross margin	26	25		27	24
Operating income	11	10		12	9

Net Sales - Our Component Products Segment’s sales decreased in the second quarter and first six months of 2008 as compared to the same periods of 2007 primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs and the favorable effect of relative changes in foreign currency exchange rates, as discussed below.

Cost of Sales - Our Component Products Segment’s cost of sales decreased in both the second quarter and first six months of 2008 as compared to the same periods in 2007 due to decreased sales volumes.  As a percent of sales, cost of sales was higher in the second quarter and first six months of 2008 compared to 2007 primarily as a result of higher raw materials costs, not all of which could be recovered through price increases or surcharges, and changes in product mix (primarily within security products), combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Operating Income – Our Component Products Segment’s operating income declined in the second quarter and first six months of 2008 compared to 2007 due to the declines in gross margin.  Changes in foreign currency exchange rates negatively impacted operating income comparisons by $.4 million in the year-to-date period while favorably impacting operating income comparisons by $.2 million for the quarter, as discussed below.

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

	Three months ended June 30, 2008 Vs. 2007	Six months ended June 30, 2008 vs. 2007
	Increase (decrease) in millions
Impact on:
Net sales	$.3	$1.0
Operating income	.2	(.4)

Outlook - Demand continues to be slow across most product segments as customers react to the condition of the overall economy.  However, we are experiencing a greater softness in demand in the industries that we serve which is directly connected to lower consumer spending, as further explained below.

•
Security products are the least affected by the softness in consumer demand, as these products are sold to a diverse number of business customers across a wide range of markets, most of which are not directly impacted by changes in consumer demand.  While demand may be fairly stable for these products, it is unclear as to when sales growth will return.

•
Furniture component products are primarily concentrated in the office furniture, toolbox, home appliance and a number of other industries.  Several of these industries are more directly affected by consumer demand than those served by our security products.  We expect many of the markets served by our furniture component products will continue to experience low demand in the short term.

•
Marine products have been affected the most by the slowing economy as the decrease in consumer confidence, the decline in home values, a tighter credit market and higher fuel costs have resulted in a significant reduction in consumer spending in the marine market.  The marine market is not currently expected to recover until consumer confidence returns and home values stabilize.  A continued under-performance of the marine market over the next twelve to eighteen months could negatively impact CompX’s required annual impairment evaluation of the goodwill allocated to its marine line.  An adverse outcome from the evaluation could directly affect operating earnings.

While changes in market demand are not within our control, we are focused on the areas that we can impact.  Our lean manufacturing and cost cutting initiatives are expected to continue to improve our productivity and result in a more efficient infrastructure that can be leveraged when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of our raw materials is ongoing.  We currently expect this will be a challenge for the remainder of 2008.  We may not be able to fully recover these costs through price increases or surcharges due to the competitive nature of the markets we serve.

Waste Management -

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In millions)

Net sales	$1.1	$.6	$2.6	$1.5
Cost of sales	3.0	3.7	6.1	7.0

Gross margin	$(1.9)	$(3.1)	$(3.5)	$(5.5)

Operating loss	$(3.2)	$(5.5)	$(6.2)	$(9.9)

General - We continue to operate WCS’s waste management facility on a relatively limited basis while we fulfill the regulatory licensing requirements to receive permits for the disposal of a broad range of low-level and mixed low-level radioactive wastes.  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the Texas Commission on Environmental Quality issued to us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We expect to begin construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008.  We currently believe the agency will complete its review and issue a draft low-level and mixed low-level radioactive waste disposal license in the near future.  We currently do not expect to receive a final disposal license before the fourth quarter of 2008, although the timing of issuance of any such license is uncertain.  While the approval for this disposal license is still in progress, we currently have permits that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

Net Sales and Operating Loss - Our Waste Management Segment’s sales decreased during the second quarter and first six months of 2008 compared to 2007, and our Waste Management operating loss increased, due to lower utilization of our waste management services, primarily due to the completion in 2007 of a few projects that have not yet been replaced with new business in 2008.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

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

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit) and Minority Interest - 2007 Compared to 2008

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2007 and 2008 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million and $12.7 million in each of the second quarters and first six months of 2007 and 2008, respectively.  Interest income in the second quarter of 2008 also includes $4.3 million earned on certain escrow funds of NL.  See Notes 10 and 13 to the Condensed Consolidated Financial Statements.

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

Corporate Expenses, Net - Corporate expenses were 18% lower at $9.0 million in the second quarter of 2008 compared to $11.0 million in the same period in 2007, and 14% lower at $14.6 million in the first six months of 2008 compared to $17.0 million in the first six months of 2007.  Corporate expenses were lower primarily due to lower litigation and related expenses at NL, which were $5.6 million and $8.7 million in the second quarter and first six months of 2008, respectively, and $7.6 million and $11.7 million in the second quarter and first six months of 2007, respectively.

We expect corporate expenses in 2008 will continue to be lower than 2007, in part due to continued lower expected litigation and related expenses at NL.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).

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

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  KII has euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding.  The interest expense we recognize on these fixed rate Notes varies with fluctuations in the euro exchange rate.

Interest expense increased to $17.7 million in the second quarter of 2008 from $15.9 million in the second quarter of 2007, and $35.1 million in the first six months of 2008 from $31.5 million in the first six months of 2007.  Interest expense was higher in 2008 primarily due to unfavorable changes in foreign currency exchange rates in 2008 compared to 2007, a higher average balance of outstanding borrowings under Kronos’ revolving credit facilities in 2008, primarily in Europe, and the interest on the promissory note CompX issued to TIMET in the fourth quarter of 2007.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2008 as compared to 2007 due in part to the interest on the CompX promissory note issued in the fourth quarter of 2007 as well as a continued higher average balance of outstanding borrowings in 2008.

Provision for Income Taxes (Benefit) – Our income tax benefit was $5.6 million in the second quarter of 2008 compared to expense of $13.3 million in the second quarter of 2008. Our income tax benefit was $6.9 million in the first six months of 2008 compared to expense of $33.1 million in the first six months of 2007.  Our tax rate varies as the contribution of income from our business units changes.  The income tax provision in 2007 includes an $8.7 million second quarter non-cash deferred income tax charge related to the adjustment of certain German income tax attributes.  The income tax benefit in 2008 includes a $7.2 million second quarter non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  See Note 11 to the Condensed Consolidated Financial Statements for more information about our 2008 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Minority Interest – Minority interest in after-tax earnings increased to $1.3 million in the second quarter of 2008 compared to $.5 million in the second quarter of 2007, and decreased to $1.4 million in the first six months of 2008 compared to $3.0 million in the first six months of 2007. For the quarter-to-quarter comparison, higher income at Kronos and NL more than offset lower earnings of CompX.  For the year-to-date comparison, each of Kronos, NL and CompX had lower earnings.  In addition, during October 2007 and subsequently, our ownership interest in CompX has increased to approximately 87%.  As a result, minority interest in CompX’s earnings decreased in 2008 as compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows used in our operating activities increased from $11.6 million in the first six months of 2007 to $40.0 million in the first six months of 2008.  This $28.4 million net increase in the amount of cash used was due primarily to the net effects of the following items:

•	lower consolidated operating income in 2008 of $39.7 million, due to the lower earnings at all of our segments;
•
lower cash paid for income taxes in 2008 of $7.2 million due in part to the 2007 capital gains generated on our March 2007 special dividend of our TIMET common stock as well as lower earnings in 2008 as compared to 2007;

•	higher general corporate interest income in 2008 of $2.4 million due principally to $4.3 million of interest received from certain escrow funds of NL; and
•	lower net cash used by changes in receivables, inventories, payables and accrued liabilities in 2008 of $6.4 million, due primarily to relative changes in Kronos’ inventory levels.

Changes in working capital were affected by accounts receivable and inventory changes.  Kronos’ average days sales outstanding (“DSO”) increased from 63 days at December 31, 2007 to 70 days at June 30, 2008 due to the timing of collection on higher accounts receivable balances at the end of June.  CompX’s average DSO decreased from 44 days at December 31, 2007 to 42 days at June 30, 2008, also due to the timing of collections.  For comparative purposes, Kronos’ average DSO increased from 61 days at December 31, 2006 to 68 days at June 30, 2007, and CompX’s average DSO increased from 41 days to 44 days.

Kronos’ average days sales in inventory (“DSI”) decreased from 59 days at December 31, 2007 to 49 days at June 30, 2008, as Kronos’ Ti02 sales volumes exceeded its Ti02 production volumes during the period, offset by the impact of our increasing costs.  CompX’s average DSI increased from 66 days at December 31, 2007 to 72 days at June 30, 2008 primarily due to higher cost of commodity raw materials at June 30, 2008, lower sales and higher-than-normal raw material balances at June 30, 2008 to mitigate the impact of expected future cost increases.  For comparative purposes, Kronos’ average DSI stayed decreased from 68 days at December 31, 2006 to 55 days at June 30, 2007 and CompX’s average DSI increased from 57 days, at December 31, 2006 to 70 days at June 30, 2007.

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Six months ended June 30,
	2007	2008
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$(.1)	$(31.5)
CompX	5.3	5.3
Waste Control Specialists	(6.3)	(5.3)
NL Parent	(4.8)	5.7
Tremont	(1.7)	(.5)
Valhi Parent	32.5	22.8
Other	(.5)	(.5)
Eliminations	(36.0)	(36.0)

Total	$(11.6)	$(40.0)

Investing and Financing Activities –

We spent $40.6 million in capital expenditures during the first six months of 2008 as follows:

•	$34.8 million in our Chemicals Segment;
•	$3.4 million in our Component Products Segment; and
•	$2.4 million in our Waste Management Segment

Our Waste Management Segment accounted for the entire $7.2 million in capitalized permit costs.

We purchased the following securities in market transactions during the first six months of 2008:

•	CompX common stock for $1.0 million; and
•	other marketable securities of $5.6 million.

Also during the first six months of 2008, we sold other marketable securities for proceeds of $4.9 million.

During the first six months of 2008, we borrowed a net euro 18.0 million ($28.5 million when borrowed/repaid) under Kronos’ European bank credit facility and a net $7.4 million under Kronos’ U.S. bank credit facility.  We paid aggregate cash dividends of $22.7 million ($.10 per share per quarter) on our common stock in the first six months of 2008.  Distributions to minority interest in the first six months of 2008 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, and CompX dividends paid to shareholders other than NL.

We and some of our subsidiaries issued a nominal amount of common stock upon the exercise of stock options.

Outstanding Debt Obligations

At June 30, 2008, our consolidated third-party indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($626.1 million at June 30, 2008) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	CompX’s promissory note payable to TIMET ($50.0 million outstanding at June 30, 2008) which has quarterly principal repayments of $250,000 commencing in September 2008 and is due in 2014;
•	KII's European revolving credit facility ($28.3 million outstanding) due in 2011;
•	Kronos’ U.S. revolving credit facility ($22.8 million outstanding) due in 2008; and
•	approximately $5.7 million of other indebtedness.

We and all of our subsidiaries are in compliance with all of our debt covenants at June 30, 2008.  At June 30, 2008 $24.7 million of our indebtedness is due within the next twelve months, primarily Kronos’ U.S. revolving bank credit facility.  In May 2008 we amended Kronos’ European credit facility to extend the maturity date by three years to May 2011.  Kronos’ U.S. and Canadian revolving credit facilities currently mature in September 2008 and January 2009, respectively.  We are in various stages of renegotiating such facilities, and expect to have new agreements or extensions in place prior to their respective maturity dates.   See Note 7 to the Condensed Consolidated Financial Statements.  We do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2009) and our long-term obligations (defined as the five-year period ending December 31, 2013, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2008, we had credit available under existing facilities of approximately $277.1 million, which was comprised of:

•	$128.5 million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$98.6 million under Valhi’s revolving bank credit facility; and
•	$50.0 million under CompX’s revolving credit facility.

At June 30, 2008, we had an aggregate of $116.4 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Valhi Parent	$15.6
Kronos	22.2
NL Parent	48.2
CompX	18.2
Tremont	9.1
Waste Control Specialists	3.1

Total cash, cash equivalents and marketable securities	$116.4

Capital Expenditures –

We intend to invest a total of approximately $108 million for capital expenditures and capitalized permit costs during 2008.  Capital expenditures are primarily for improvements and upgrades to existing facilities.   We spent $40.6 million for capital expenditures through June 30, 2008.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At June 30, 2008 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 9 to the Condensed Consolidated Financial Statements.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At June 30, 2008 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Based on the 29.0 million shares of Kronos we held at June 30, 2008 and Kronos’ current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of approximately $29.0 million.  NL’s current quarterly cash dividend is $.125 per share, although in the past NL has sometimes paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at June 30, 2008, we would receive aggregate annual dividends from NL of approximately $20.2 million. We do not expect to receive any distributions from WCS during 2008.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our subsidiaries under the terms of a revolving credit facility that matures in March 2009.  WCS borrowed a net $14.2 million from our subsidiary during the first six months of 2008.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $20.4 million at June 30, 2008 and $6.2 million at December 31, 2007.  We expect that WCS will likely borrow additional amounts during the remainder of 2008 from our subsidiary.

WCS is required to provide certain financial assurance to a Texas governmental agency with respect to certain decommissioning obligations related to its facility in West Texas.  The financial assurances may be provided by various means, including under certain conditions a parent company guarantee.  Prior to 2007, we agreed to guarantee certain of WCS’ specified decommissioning obligations, which WCS estimated at approximately $4.4 million.  Such obligations would arise only upon a closure of the facility and WCS’ failure to perform such closure activities. During the second quarter of 2008, the Texas agency agreed to accept Contran’s guarantee in place of our guarantee, and we were released from our guarantee.

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

Recent Accounting Pronouncements

See Note 14 to the Condensed Consolidated Financial Statements

Critical Accounting Policies

There have been no changes in the first six months of 2008 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2007 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, refer to Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first six months of 2008.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We also periodically use currency forward contracts to manage risk associated with other currency transactions such as intercompany dividends from foreign subsidiaries.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  We did not have any such contracts outstanding at June 30, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, refer to Note 13 to the Condensed Consolidated Financial Statements, our 2007 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  Oral arguments on the appeal were heard by the Rhode Island Supreme Court in May 2008.  In July 2008, the Supreme Court reversed the decision of the trial court, stating that the defendants’ motion to dismiss should have been granted.  This decision of the Supreme Court concludes the case in our favor.

Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490).  In May 2008, the Maryland Court of Appeals affirmed the Special Court’s dismissal of the appeal.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  In May 2008, the defendants filed a petition for review by the California Supreme Court.  In July 2008, the defendants’ petition for review was granted by the California Supreme Court.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  In April 2008, the judge certified a class of children whose blood levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.

Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480).  In July 2008, the city voluntarily dismissed its complaint with prejudice.

Wisconsin Cases.  Of the cases, 25 have been dismissed without prejudice, and six remain pending.  Four of the remaining six cases have been removed to Federal court, and all six of the pending cases have been stayed.

Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02).  In June 2008, the appellate court reversed the ruling of the lower court, dismissing the case.  In July 2008, the plaintiffs filed a motion for leave to appeal with the Court of Appeals.

The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  In July 2008, the court granted the defendants’ motion to dismiss the Tribe’s CERCLA natural resources damages claim.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  In April 2008, co-defendant Honeywell International agreed to a settlement with the Plaintiffs.

In June 2008, we were served in Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance and trespass under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  We intend to deny all liability and to defend against all of the claims vigorously.

Unilateral Administrative Order, Park Hills, Mo.  In May 2008, the parties began work at the site as required by the Unilateral Order and in accordance with the cost sharing agreement.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2007 Annual report.  There have been no material changes to such risk factors during the first six months of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares may be retired and cancelled or may be added to our treasury and used for employee benefit plans, future acquisitions or other corporate purposes.   We did not purchase any shares of our common stock during the first six months of 2008.  See Note 9 to the Condensed Consolidated Financial Statements.

Item 4.                           Submission of Matters to a Vote of Security Holders.

Our 2008 Annual Meeting of Shareholders was held on May 29, 2008.  Thomas E. Barry, Norman S. Edelcup, W. Hayden McIlroy, Glenn R. Simmons, Harold C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes “for” their election from at least 98.3% of the 113.7 million common shares eligible to vote at the Annual Meeting.

Item 6.                           Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date August 6, 2008	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date August 6, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)