Form 10-Q
period 2008-11-05
VALHI INC /DE/
filed 2008-11-05
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:      (972) 233-1700

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

Number of shares of the Registrant's common stock outstanding on October 30, 2008:  113,681,778.

VALHI, INC. AND SUBSIDIARIES

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2007	September 30, 2008
		(unaudited)

Current assets:
Cash and cash equivalents	$138.3	$58.2
Restricted cash equivalents	7.2	11.0
Marketable securities	7.2	7.4
Accounts and other receivables, net	253.7	284.2
Inventories, net	337.9	328.1
Prepaid expenses and other	16.2	25.1
Deferred income taxes	10.4	10.5

Total current assets	770.9	724.5

Other assets:
Marketable securities	319.8	282.3
Investment in affiliates	137.9	132.2
Pension assets	47.6	53.6
Goodwill	406.8	396.4
Other intangible assets	2.7	2.2
Deferred income taxes	168.7	171.4
Other assets	67.3	81.7

Total other assets	1,150.8	1,119.8

Property and equipment:
Land	48.2	48.8
Buildings	277.1	284.1
Equipment	1,051.9	1,076.9
Mining properties	39.8	38.7
Construction in progress	48.9	69.9
	1,465.9	1,518.4
Less accumulated depreciation	784.6	841.8

Net property and equipment	681.3	676.6

Total assets	$2,603.0	$2,520.9

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	September 30, 2008
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$16.8	$1.8
Accounts payable and accrued liabilities	267.8	295.0
Income taxes	9.8	8.7
Deferred income taxes	3.3	2.2

Total current liabilities	297.7	307.7

Noncurrent liabilities:
Long-term debt	889.8	934.8
Deferred income taxes	415.0	382.5
Accrued pension costs	140.0	130.1
Accrued postretirement benefits costs	33.6	32.8
Accrued environmental costs	40.3	36.4
Other liabilities	77.7	86.5

Total noncurrent liabilities	1,596.4	1,603.1

Minority interest in net assets of subsidiaries	90.5	81.1

Stockholders' equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	10.4	-
Accumulated deficit	(74.1)	(127.0)
Accumulated other comprehensive income	51.5	25.4
Treasury stock	(37.9)	(37.9)

Total stockholders' equity	618.4	529.0

Total liabilities, minority interest and stockholders’ equity	$2,603.0	$2,520.9

Commitments and contingencies (Notes 12 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(unaudited)

Revenues and other income:
Net sales	$390.6	$390.2	$1,138.6	$1,200.3
Other income, net	8.7	11.0	32.5	29.1
Equity in earnings of:
Titanium Metals Corporation ("TIMET")	-	-	26.9	-
Other	1.3	(.2)	1.8	(.8)

Total revenues and other income	400.6	401.0	1,199.8	1,228.6

Costs and expenses:
Cost of sales	314.3	332.2	909.3	1,012.3
Selling, general and administrative	59.8	58.6	175.2	182.6
Goodwill impairment	-	10.1	-	10.1
Interest	16.0	17.7	47.5	52.8

Total costs and expenses	390.1	418.6	1,132.0	1,257.8

Income (loss) before income taxes	10.5	(17.6)	67.8	(29.2)

Provision for income taxes	69.1	7.9	102.2	1.0

Minority interest in after-tax losses	(5.9)	(2.3)	(2.9)	(.9)

Net loss	$(52.7)	$(23.2)	$(31.5)	$(29.3)

Basic and diluted net loss per share	$(.46)	$(.20)	$(.27)	$(.25)

Cash dividends per share	$.10	$.10	$.30	$.30

Basic and diluted weighted average shares outstanding	114.6	114.4	114.8	114.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2007	2008
	(unaudited)

Cash flows from operating activities:
Net loss	$(31.5)	$(29.3)
Depreciation and amortization	49.1	51.4
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(4.8)	(9.4)
Other postretirement benefit expense	.4	.4
Goodwill impairment	-	10.1
Deferred income taxes	82.0	(24.4)
Minority interest	(2.9)	(.9)
Equity in:
TIMET	(26.9)	-
Other	(1.8)	.8
Net distributions from (contributions to) Ti02 manufacturing joint venture	(3.9)	4.9
Other, net	4.4	3.3
Change in assets and liabilities:
Accounts and other receivables, net	(44.6)	(40.6)
Inventories, net	17.0	1.6
Accounts payable and accrued liabilities	25.5	20.5
Accounts with affiliates	.4	19.4
Income taxes	9.7	(1.4)
Other, net	(15.7)	(5.5)

Net cash provided by operating activities	56.4	.9

Cash flows from investing activities:
Capital expenditures	(41.0)	(64.7)
Capitalized permit costs	(5.5)	(11.3)
Purchases of:
CompX common stock	(2.2)	(1.0)
TIMET common stock	(.7)	-
Marketable securities	(19.1)	(3.8)
Proceeds from disposal of marketable securities	23.6	5.9
Change in restricted cash equivalents, net	2.6	(3.8)
Other, net	1.9	1.8

Net cash used in investing activities	(40.4)	(76.9)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended September 30,
	2007	2008
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$263.3	$335.4
Principal payments	(247.5)	(298.4)
Deferred financing costs paid	-	(1.3)
Valhi cash dividends paid	(34.2)	(34.1)
Distributions to minority interest	(6.6)	(5.5)
Treasury stock acquired	(9.8)	-
Issuance of common stock and other	2.4	-

Net cash used in financing activities	(32.4)	(3.9)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(16.4)	(79.9)
Currency translation	5.1	(.2)
Cash and cash equivalents at beginning of period	189.2	138.3

Cash and cash equivalents at end of period	$177.9	$58.2

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$37.3	$42.9
Income taxes, net	14.1	.9
Accrual for capital expenditures	1.2	4.7
Accrual for capitalized permit costs	.5	.8

Noncash financing activities:
Dividend of TIMET common stock	$899.3	$-
Issuance of preferred stock in settlement of tax obligation	667.3	-

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Nine months ended September 30, 2008

(In millions)

					Accumulated
			Additional		other		Total
	Preferred stock	Common stock	paid-in capital	Accumulated deficit	comprehensive income (loss)	Treasury stock	stockholders’ equity	Comprehensive loss
	(unaudited)

Balance at December 31, 2007	$667.3	$1.2	$10.4	$(74.1)	$51.5	$(37.9)	$618.4

Net loss	-	-	-	(29.3)	-	-	(29.3)	$(29.3)

Other comprehensive loss, net	-	-	-	-	(26.1)	-	(26.1)	(26.1)

Cash dividends	-	-	(10.5)	(23.6)	-	-	(34.1)	-

Other, net	-	-	.1	-	-	-	.1	-

Balance at September 30, 2008	$667.3	$1.2	$-	$(127.0)	$25.4	$(37.9)	$529.0

Comprehensive loss								$(55.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which through its subsidiaries owns approximately 94% of our outstanding common stock at September 30, 2008.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC on March 13, 2008 (the “2007 Annual Report”), except as disclosed in Note 15.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the goodwill impairment discussed in Note 6) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  At December 31, 2007 we originally classified approximately $12.2 million with our noncurrent reserve for uncertain tax positions which should have been classified with our noncurrent deferred income tax liability; the Condensed Consolidated Balance Sheet at December 31, 2007, as presented herein, has properly classified such $12.2 million with our noncurrent deferred income tax liability.  Our results of operations for the interim periods ended September 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% owned at September 30, 2008

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our ownership of CompX is through NL.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions)

Net sales:
Chemicals	$343.3	$345.6	$999.9	$1,070.0
Component products	46.4	43.9	135.2	128.1
Waste management	.9	.7	3.5	2.2

Total net sales	$390.6	$390.2	$1,138.6	$1,200.3

Cost of sales:
Chemicals	$277.3	$295.9	$801.4	$905.2
Component products	34.4	32.7	99.2	96.5
Waste management	2.6	3.6	8.7	10.6

Total cost of sales	$314.3	$332.2	$909.3	$1,012.3

Gross margin:
Chemicals	$66.0	$49.7	$198.5	$164.8
Component products	12.0	11.2	36.0	31.6
Waste management	(1.7)	(2.9)	(5.2)	(8.4)

Total gross margin	$76.3	$58.0	$229.3	$188.0

Operating income (loss):
Chemicals	$23.4	$8.8	$78.3	$30.6
Component products	4.3	(5.2)	14.7	2.3
Waste management	(3.5)	(5.7)	(9.7)	(15.6)

Total operating income	24.2	(2.1)	83.3	17.3

Equity in earnings of:
TIMET	-	-	26.9	-
Other	1.3	(.2)	1.8	(.8)

General corporate items:
Securities earnings	7.6	6.6	23.9	24.2
Insurance recoveries	1.2	.7	4.2	2.4
General expenses, net	(7.8)	(4.9)	(24.8)	(19.5)
Interest expense	(16.0)	(17.7)	(47.5)	(52.8)

Income (loss) before income taxes	$10.5	$(17.6)	$67.8	$(29.2)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.  Component products operating income in the third quarter of 2008 includes the effect of the $10.1 million goodwill impairment discussed in Note 6.

Note 3 – Accounts and other receivables, net:

	December 31, 2007	September 30, 2008
	(In millions)

Accounts receivable	$239.2	$275.0
Refundable income taxes	7.7	7.8
Receivable from affiliates:
Contran – income taxes, net	4.4	-
Other	.2	-
Other receivables	4.6	3.8
Allowance for doubtful accounts	(2.4)	(2.4)

Total	$253.7	$284.2

Note 4 -                           Inventories, net:

	December 31, 2007	September 30, 2008
	(In millions)

Raw materials:
Chemicals	$66.2	$48.1
Component products	6.3	8.4

Total raw materials	72.5	56.5

Work in process:
Chemicals	19.9	16.8
Component products	9.8	9.1

Total in-process products	29.7	25.9

Finished products:
Chemicals	171.6	180.4
Component products	8.2	7.9

Total finished products	179.8	188.3

Supplies (primarily chemicals)	55.9	57.4

Total	$337.9	$328.1

Note 5 - Other noncurrent assets:

	December 31, 2007	September 30, 2008
	(In millions)

Available-for-sale marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
TIMET	60.2	25.8
Other	9.6	6.5

Total	$319.8	$282.3

Investment in affiliates:
TiO2 manufacturing joint venture	$118.5	$113.6
Other	19.4	18.6

Total	$137.9	$132.2

Other assets:
Waste disposal site operating permits, net	$29.8	$41.5
Deferred financing costs	8.2	7.9
IBNR receivables	7.8	8.4
Other	21.5	23.9

Total	$67.3	$81.7

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

Note 6 – Goodwill:

We, and each of our subsidiaries, have assigned goodwill to each of our reporting units (as that term is defined in Statement of Financial Accounting Standard (“SFAS”) No. 142¸ Goodwill and Other Intangible Assets) which corresponds to our operating segments.  In accordance with the requirements of SFAS No. 142, we test goodwill for impairment at each of our four reporting units during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows or, with respect to our Chemicals Segment, we consider quoted market prices.  Such  quoted market prices will be a Level 1 input as defined by SFAS No. 157, while such discounted cash flows will be a Level 3 input as defined by SFAS No. 157 (although SFAS No. 157 is not in effect with respect to estimating the fair value of a reporting unit under SFAS No. 142, until January 1, 2009).  See Note 15.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

During the third quarter of 2008, our Component Products Segment determined that all of the goodwill associated with its marine components reporting unit was impaired.  Our Component Products segment used a discounted cash flow methodology to determine the estimated fair value of the Marine Components reporting unit.  We recognized a $10.1 million charge for the goodwill impairment in the third quarter, which represented all of the goodwill we had previously recognized for the Marine Components reporting unit of our Component Products Segment (including a nominal amount of goodwill inherent in our investment in CompX). The factors that led us to conclude goodwill associated with the Marine Components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the Marine Components unit.  When we performed this analysis in the third quarter of 2008, we also reviewed the goodwill associated with all of our other reporting units and concluded there was no impairment of the goodwill for those reporting units.

Note 7 -                           Accounts payable and accrued liabilities:

	December 31, 2007	September 30, 2008
	(In millions)

Current:
Accounts payable	$115.6	$99.0
Employee benefits	37.6	39.5
Payable to affiliates:
Louisiana Pigment Company	11.4	10.0
Contran – trade items	7.1	8.9
Contran – income taxes, net	-	12.4
TIMET	.5	.5
Accrued sales discounts and rebates	15.3	22.4
Environmental costs	15.4	12.5
Interest	8.3	17.7
Deferred income	4.0	10.9
Reserve for uncertain tax positions	.3	.1
Other	52.3	61.1

Total	$267.8	$295.0

Noncurrent:
Reserve for uncertain tax positions	$47.2	$56.5
Insurance claims and expenses	15.2	14.7
Employee benefits	8.4	8.4
Other	6.9	6.9

Total	$77.7	$86.5

Note 8 - Long-term debt:

	December 31, 2007	September 30, 2008
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0
Revolving bank credit facility	-	7.0
Total Valhi debt	250.0	257.0

Subsidiary debt:
Kronos International: 6.5% Senior Secured Notes	585.5	580.7
European revolving bank credit facility	-	21.9
CompX promissory note payable to TIMET	50.0	43.0
Kronos U.S. revolving bank credit facility	15.4	28.8
Other	5.7	5.2

Total subsidiary debt	656.6	679.6

Total debt	906.6	936.6

Less current maturities	16.8	1.8

Total long-term debt	$889.8	$934.8

During the third quarter of 2008, we borrowed a net $7.0 million under our Valhi bank credit facility with an average interest rate on these outstanding borrowings of 5.0% at September 30, 2008.  In October 2008, we amended our revolving bank facility to extend the maturity date by one year to October 2009, increase the interest rate to the applicable interbank rate plus 1.75% and reduce the size of the facility from $100.0 million to $85.0 million. All of the other terms and debt covenants of the amended facility remain substantially the same.

During the first nine months of 2008, we borrowed a net euro 15.0 million ($24.4 million when borrowed/repaid) under Kronos’ European bank credit facility and a net $13.4 million under Kronos’ U.S. bank credit facility.  The average interest rate on these outstanding borrowings at September 30, 2008 was 6.7% and 5.0%, respectively.

During the second quarter of 2008, we amended Kronos’ European revolving bank credit facility to extend the maturity date by three years to May 2011.  As part of such amendment, the interest rate on outstanding borrowings under the credit facility increased to the applicable interbank rate plus 1.75%.  All of the other terms and debt covenants of the amended facility remain substantially the same.

During the third quarter of 2008, we amended Kronos’ U.S. revolving bank credit facility to extend the maturity date by three years to September 2011.  As part of this amendment, we increased the size of the facility from $50.0 million to $70.0 million, and the interest rate on outstanding borrowings increased.  Borrowings now bear interest at either the prime rate (prime plus 0.25% in some cases) or rates based upon the Eurodollar rate plus a range of 2.25% to 2.75%.  All of the other terms and debt covenants of the amended facility remain substantially the same.

Kronos’ Canadian bank credit facility currently matures in January 2009.  We are in the process of renegotiating the facility, and expect to have a new extension in place prior to the maturity date.

Note 9 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$2.0	$1.7	$5.9	$5.2
Interest cost	7.0	7.4	20.0	22.4
Expected return on plan assets	(7.2)	(8.1)	(21.2)	(24.3)
Amortization of prior service cost	.2	.2	.5	.7
Amortization of net transition obligations	.1	.2	.3	.4
Recognized actuarial losses	2.0	1.3	5.9	3.6

Total	$4.1	$2.7	$11.4	$8.0

Future variances from assumed actuarial rates, including the rate of return on our defined benefit pension plan assets, as well as changes in the discount rate used to determine the projected benefit obligation, may result in increases or decreases to pension plan assets and liabilities, defined benefit pension expense and credits and funding requirements in future periods.  We use a December 31 measurement date for our defined benefit pension plans.  Given the current uncertainty of the U.S. and global economy, our pension plan assets may be significantly lower at December 31, 2008, as compared to December 31, 2007.

Postretirement benefits - The components of our net periodic postretirement benefit cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$-	$-	$.2	$.2
Interest cost	.6	.6	1.6	1.7
Amortization of prior service credit	(.1)	(.1)	(.3)	(.3)
Recognized actuarial losses	.1	.1	.2	.2

Total	$.6	$.6	$1.7	$1.8

Contributions - We expect our 2008 contributions for our pension and postretirement benefit plans to be consistent with the amounts we disclosed in our 2007 Annual Report.

Note 10 – Stockholders’ equity:

Share repurchases - Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries.  We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to completion.  We will use cash on hand to acquire the shares.  Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  We did not purchase any shares of our common stock during the first nine months of 2008, and at September 30, 2008, approximately 4.0 million shares were available for purchase under the repurchase authorization.

Note 11 - Other income, net:

	Nine months ended September 30,
	2007	2008
	(In millions)

Securities earnings:
Dividends and interest	$23.4	$25.0
Securities transactions, net	.5	(.8)

Total securities earnings	23.9	24.2

Currency transactions, net	(.3)	(.2)
Insurance recoveries	4.2	2.4
Other, net	4.7	2.7

Total	$32.5	$29.1

Interest income in the first nine months of 2008 includes $4.3 million related to certain escrow funds discussed in Note 14.

Note 12 - Provision for income taxes (benefit):

	Nine months ended September 30,
	2007	2008
	(In millions)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$23.7	$(10.2)
Incremental U.S. tax and rate differences on Equity in earnings	(15.9)	2.9
Non-U.S. tax rates	(.2)	.4
German tax rate change	87.5	-
Nondeductible expenses	2.6	1.5
German tax attribute adjustment	8.7	(7.2)
Change in reserve for uncertain tax positions	(4.7)	8.7
No income tax benefit on goodwill impairment	-	3.5
U.S. state income taxes, net	1.0	1.1
Other, net	(.5)	.3

Provision for income taxes	$102.2	$1.0

During the second quarter of 2008, we recognized a $7.2 million non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

The goodwill impairment charge of $10.1 million recorded in the third quarter of 2008 (see Note 6) is nondeductible goodwill for income tax purposes.  Accordingly, there is no income tax benefit associated with the goodwill impairment for financial reporting purposes.

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

Note 13 - Minority interest:

	December 31, 2007	September 30, 2008
	(In millions)

Minority interest in net assets:
NL Industries	$55.6	$50.4
Kronos Worldwide	20.5	18.4
CompX International	14.4	12.3

Total	$90.5	$81.1

	Nine months ended September 30,
	2007	2008
	(In millions)

Minority interest in after-tax earnings:
NL Industries	$(2.0)	$(.5)
Kronos Worldwide	(3.4)	.1
CompX International	2.5	(.5)

Total	$(2.9)	$(.9)

CompX stock repurchase program  - CompX’s board of directors has previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX may use cash on hand or debt to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled. During the first nine months of 2008, CompX purchased approximately 126,000 shares of its Class A common stock in market transactions for an aggregate of $1.0 million cash.  At September 30, 2008 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Note 14 - Commitments and contingencies:

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

              Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases.  New cases may continue to be filed against us.  We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  The resolution of any of these cases could result in recognition of a loss contingency accrual that could have a material adverse impact on our results of operations for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At September 30, 2008, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the first nine months of 2008 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$55.7
Additions charged to expense, net	.2
Payments, net	(7.0)

Balance at the end of the period	$48.9

Amounts recognized in the Consolidated Balance Sheet at the end of the period:
Current liability	$12.5
Noncurrent liability	36.4

Total	$48.9

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At September 30, 2008, we accrued approximately $45.5 million for those environmental matters related to NL which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $66 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At September 30, 2008, there were approximately 25 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that NL, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property NL owned that is subject to environmental remediation, and for which we had a carrying value of approximately $7.5 million at September 30, 2008, was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which NL disputed, were placed into escrow with a court in New Jersey.  Because the escrow funds were with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, NL would receive certain agreed-upon amounts in satisfaction of its claim to just compensation for the taking of its property in the condemnation proceeding and would be indemnified against certain environmental liabilities related to such property.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated the agreement.  In late June 2008 the settlement agreement was reinstated, and the initial closing under the reinstated settlement agreement occurred in October 2008.  At the initial October 2008 closing, NL received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a promissory note in the amount of $15.0 million, in exchange for the release of its equitable lien on a portion of the property.  The agreement calls for two subsequent closings that are scheduled to take place in April 2009 and October 2010, respectively, and that are subject to, among other things, NL’s receipt of certain additional payments.  In exchange for the additional payments NL will receive, NL will release its equitable lien on the remaining two portions of the property.  The settlement agreement provides for the dismissal of the pending condemnation proceeding with prejudice.

The $15.0 million promissory note NL received bears interest at LIBOR plus 2.75%, with interest payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by the real estate developer’s ground lease on the property, and all improvements to the property performed by the developer.  Both the promissory note and NL’s lien on the property are subordinated to certain senior indebtedness of the developer. In the event that the developer has not repaid the promissory note at its stated maturity, we have the right to demand repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, and such right is not subordinated to the developer’s senior indebtedness.

For financial reporting purposes, we will account for the aggregate consideration received at the October 2008 closing by the full accrual method.  Under this method, we will recognize a pre-tax gain related to the October 2008 closing based on the difference between the aggregate $54.6 million consideration received and the carrying value of the portion of the property from which we have released our equitable lien.  Accordingly, we expect to recognize a pre-tax gain in the fourth quarter of 2008 of at least $47 million.

In addition to the consideration NL received at the October 2008 closing, as part of the April 2008 agreement NL became entitled to receive the interest that had accrued on the escrow funds, and in May 2008 we received approximately $4.3 million of such interest, which we recognized as interest income during the second quarter of 2008.

Tremont - Prior to 2005, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs would undertake certain investigatory and interim remedial activities at a former mining site partly operated by NL located in Hot Springs County, Arkansas.  Tremont had entered into an agreement with Halliburton Energy Services, Inc. (“Halliburton”), another PRP for this site, which provides for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs through an agreed-upon procedure in arbitration, as further discussed below.

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

In June and September 2007, the arbitration panel chosen by the parties to address the issues in the Houston litigation discussed above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton and DII are obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site, and ordered them to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007, Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton and DII filed a motion to vacate such decisions.  A confirmation hearing was held in November 2007, and in March 2008 the court upheld and confirmed the arbitration panel’s decisions.  In April 2008, Halliburton and DII filed a notice of their appeal of the court’s opinion confirming the arbitration awards to the United States Court of Appeals for the Fifth Circuit.  In July 2008, the trial court issued a final judgment pursuant to its March 2008 confirmation, and required that Halliburton and DII post a supersedeas bond in the amount of $14.3 million during the period of the appeal in order to stay enforcement of the monetary award in the judgment.  The nonmonetary portion of the judgment has not been stayed.  Also in July 2008, Halliburton and DII filed a motion with the trial court for a new trial or to alter or amend its judgment, and the court subsequently denied such motion.  In addition, in July 2008 Tremont filed a motion to expedite the appeal with the Court of Appeals for the Fifth Circuit, and the Court of Appeals subsequently granted this motion and set an oral hearing on the motion for the first week of January 2009.

Tremont and its affiliates (including NL) have also filed counterclaims in the Houston litigation against Halliburton and DII for other similar remediation costs associated with NL and Tremont’s former petroleum services sites which the panel also found were the obligations of Halliburton and DII.  At the September 26, 2008 hearing the trial court judge agreed to sever these claims from Case No. 05-6089 and consolidate those claims into a Civil Action Case No. H-08-1063 also pending with the court.  Due to the uncertain nature of the on-going legal proceedings we have not accrued a receivable at September 30, 2008 for the amounts awarded.  Pending a final confirmation of the arbitration panel’s decisions, Tremont has accrued for this site based upon the agreed-upon interim cost sharing allocation.  Tremont has a nominal amount accrued at September 30, 2008 for this matter.

Other - We have also accrued approximately $3.3 million at September 30, 2008 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

We recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.  For a complete discussion of certain litigation involving NL and certain of their former insurance carriers, refer to our 2007 Annual Report.

Other litigation

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The defendants are the NL, Contran, Valhi and certain of the NL’s and EMS’s current or former officers or directors.  The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants have committed fraud, breach of fiduciary duty, civil conspiracy, breach of contract and tortious interference with economic relations.  We believe that these claims are without merit and have denied all liability therefor.  NL and EMS have also filed counterclaims against the former minority shareholders relating to the formation and management of EMS.  Trial is scheduled for April 2009.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by some of our former operations containing asbestos, silica and/or mixed dust.  Approximately 460 of these types of cases remain pending, involving a total of approximately 5,500 plaintiffs.  In addition, the claims of approximately 4,500 former plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.   Based on information available to us, including:

•	facts concerning our historical operations;
•	the rate of new claims;
•	the number of claims from which we have been dismissed; and
•	our prior experience in the defense of these matters;

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

Note 15 – Recent accounting pronouncements:

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

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, postretirement benefit plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first nine months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or September 30, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

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

•	Competitive products and substitute products;
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation or solvency of our competitors;
•	Demand for high performance marine components;
•	The extent to which our subsidiaries were to become unable to pay us dividends;
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew or refinance credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

Net Income (Loss) Overview

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2008 -

We reported a net loss of $23.2 million, or $.20 per diluted share, in the third quarter of 2008 compared to a net loss of $52.7 million, or $.46 per diluted share, in the third quarter of 2007.  Our diluted loss per share decreased from 2007 to 2008 primarily due to the net effects of:

•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments in 2008;
•	interest income related to an escrow fund recognized by NL in 2008;
•	a goodwill impairment recognized by our Component Products Segment in 2008;
•	an income tax charge recognized in 2008 due to a net increase in our reserve for uncertain tax positions;
•	an income tax charge recognized by our Chemicals Segment in 2007; and
•	an income tax benefit recognized by our Chemicals Segment in 2008.

Our net loss in 2007 includes (i) a charge of $.52 per diluted share as a result of the effect of a reduction of the German income tax rates in 2007 and (ii) an income tax benefit of $.04 per diluted share due to a net decrease in our reserve for uncertain tax positions.

Our net loss in 2008 includes (i) a charge of $.06 per diluted share related to the goodwill impairment recognized on the marine products reporting unit of our Components Products Segment and (ii) a charge of $.07 per diluted share due to a net increase in our reserve for uncertain tax positions.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008 -

We reported a net loss of $29.3 million, or $.25 per diluted share, in the first nine months of 2008 compared to net loss of $31.5 million, or $.27 per diluted share, in the first nine months of 2007.  Our diluted loss per share decreased from 2007 to 2008 primarily due to the net effects of:

•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments in 2008;
•
the elimination of equity in earnings from TIMET starting in the second quarter of 2007 due to the distribution of our TIMET shares in the first quarter of 2007 as a special dividend to our stockholders;

•	interest income related to an escrow fund recognized by NL in 2008;
•	a goodwill impairment recognized by our Component Products Segment in 2008;
•	an income tax charge recognized in 2008 due to a net increase in our reserve for uncertain tax positions;
•	an income tax charge recognized by our Chemicals Segment in 2007; and
•	an income tax benefit recognized by our Chemicals Segment in 2008.

Our net loss in 2007 includes (net of tax and minority interest):
•	a charge of $.05 per diluted share related to the adjustment of certain German income tax attributes within our Chemicals Segment;
•	income of $.02 per diluted share related to certain insurance recoveries we recognized;
•	a charge of $.52 per diluted share as a result of the effect of a reduction of the German income tax rates in 2007; and
•	an income tax benefit of $.04 per diluted share due to a net decrease in our reserve for uncertain tax positions.

Our net loss in 2008 includes (net of tax and minority interest):
•	income of $.04 per diluted share related to the adjustment of certain German income tax attributes within our Chemicals Segment;
•	interest income of $.02 per diluted share related to certain escrow funds of NL;
•	income of $.01 per diluted share related to certain insurance recoveries we recognized;
•	a charge of $.06 per diluted share related to goodwill impairment recognized on the marine products reporting unit of our Component Products Segment; and
•	a charge of $.07 per diluted share due to a net increase in our reserve for uncertain tax positions.

Current Forecast for 2008 –

We currently expect to report a lower net loss for the full year 2008 as compared to the net loss in 2007 due primarily to the net effects of:
•	lower income taxes as the effect of a reduction in German income taxes rates was recognized in 2007;
•	no equity in earnings from TIMET as we ceased to account for our interest in TIMET by the equity method following our March 2007 special distribution of TIMET common stock to our stockholders;
•	a goodwill impairment charge in the third quarter of 2008 relating to the marine products reporting unit of our Component Products Segment;
•
a gain in the fourth quarter of 2008 related to the October 2008 initial closing contained in a settlement agreement related to condemnation proceedings on certain real property formerly owned by NL; and

•	lower expected operating income from our Chemicals Segment in 2008 due to continued lower average selling prices and increases in raw material costs.

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

The factors having the most impact on our reported operating results are:

•	Our TiO2 average selling prices;
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Canadian dollar);
•	Our TiO2 sales and production volumes; and
•	Our manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are our TiO2 average selling prices, and our levels of TiO2 sales and production volumes.

	Three months ended Sept. 30,			Nine months ended Sept. 30,
	2007	2008	% Change	2007	2008	% Change
	(Dollars in millions)

Net sales	$343.3	$345.6	1%	$999.9	$1,070.0	7%
Cost of sales	277.3	295.9	7	801.4	905.2	13

Gross margin	$66.0	$49.7	(25)	$198.5	$164.8	(17)

Operating income	$23.4	$8.8	(63)	$78.3	$30.6	(61)

Percent of net sales:
Cost of sales	81%	86%		80%	85%
Gross margin	19	14		20	15
Operating income	7	3		8	3

Ti02 operating statistics:
Sales volumes*	138	121	(12)%	400	389	(3)%
Production volumes*	126	136	-	386	390	1

Percent change in net sales:
Ti02 product pricing			6%			-%
Ti02 sales volumes			(12)			(3)
Ti02 product mix			-			2
Changes in currency exchange rates			7			8

Total			1%			7%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales increased 1% in the third quarter of 2008 compared to the third quarter of 2007, and increased 7% in the first nine months of 2008 as compared to the same period in 2007.  In the third quarter the favorable impact of changes in currency exchange rates, which we estimate increased or sales by $24 million, and increases in average TiO2 prices more than offset the decline in sales volumes.  In the year-to-date period, the favorable impact of changes in currency exchange rates, which increased sales by approximately $77 million in the year-to-date period more than offset the impact of lower TiO2 sales volumes.  Sales volumes were lower in both the quarter and year-to-date periods as a result of lower demand due to the general downturn in economic growth in all markets.  Sales volumes declined less in the year-to-date period as we benefitted from higher export demand earlier in the year.  We expect our sales volumes in the fourth quarter of 2008 to be lower than the third quarter of 2008, and we expect our sales volumes for the full year 2008 to be lower than the full year 2007.

Cost of Sales - Our Chemicals Segment’s cost of sales increased in the third quarter of 2008 compared to the same period last year primarily due to the impact of a 27% increase in utility costs (primarily energy costs), a 12% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales increased in the first nine months of 2008 compared to the same period last year primarily due to the impact of a 17% increase in utility costs (primarily energy costs), a 9% increase in raw material costs and currency fluctuations (primarily the euro).  Our TiO2 production volumes were flat in the third quarter and increased 1% in the first nine months of 2008 compared to the same periods in 2007, with operating rates were near full capacity in both periods.  Our TiO2 production volumes in the first nine months of 2008 were a new record for us.

Operating Income - Our Chemicals Segment’s operating income declined in the third quarter and first nine months of 2008 primarily due to the decrease in our gross margin and decreased sales volumes.  Our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily energy costs and raw materials).  Changes in currency exchange rates also negatively affected our gross margin and operating income in the year-to-date period for 2008 as compared to 2007.  We estimate the effect of changes in foreign currency exchange rates decreased our Chemicals Segment’s operating income by $14 million in the year-to-date period.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized an additional $2.7 million and $2.1 million of additional depreciation expense in the first nine months of 2007 and 2008, respectively, which reduced our reported Chemicals Segment operating income as compared to amounts reported separately by Kronos.

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

	Three months ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	Increase (decrease) in millions

Impact on:
Net sales	$24	$77
Operating income	1	(14)

Outlook - During the second and third quarters of 2008, we and our competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these price increase announcements were implemented during the second and third quarters of 2008, with additional implementation expected during the fourth quarter of 2008.  As a result, we expect our average selling prices in the fourth quarter of 2008 will be higher than our average selling prices during the first nine months of the year.  We expect overall demand will continue to remain good in export markets, while demand in North America and Europe will be somewhat weaker for the remainder of the year.  Overall, we expect our income from operations for the fourth quarter of 2008 will be higher than the third quarter of 2008, as the favorable effects of anticipated improvements in product pricing are expected to offset higher production costs and seasonably lower sales volumes.  However, income from operations for the full year 2008 is expected to be lower than 2007.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

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

Component Products -

The key performance indicator for our Component Products Segment is operating income margin.

	Three months ended Sept. 30,			Nine months ended Sept. 30,
	2007	2008	% Change	2007	2008	% Change
	(Dollars in millions)

Net sales	$46.4	$43.9	(5)%	$135.2	$128.1	(5)%
Cost of sales	34.4	32.7	(5)	99.2	96.5	(3)

Gross margin	$12.0	$11.2	(7)%	$36.0	$31.6	(12)%

Operating income (loss)	$4.3	$(5.2)	(219)%	$14.7	$2.3	(84)%

Percent of net sales:
Cost of sales	74%	74%		73%	75%
Gross margin	26	26		27	25
Operating income	9	(12)		11	2

Net Sales - Our Component Products Segment’s sales decreased in the third quarter and first nine months of 2008 as compared to the same periods of 2007 primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  For the year-to-date period, the favorable effect of relative changes in currency exchange rates increased our net sales by approximately $1.0 million.

Cost of Sales - Our Component Products Segment’s cost of sales decreased in both the third quarter and first nine months of 2008 as compared to the same periods in 2007 due to decreased sales volumes.  As a percent of sales, cost of sales was flat in the third quarter and increased in the first nine months of 2008 compared to 2007 primarily as a result of higher raw materials costs, not all of which could be recovered through price increases or surcharges combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Goodwill impairment - During the third quarter of 2008, we recorded a goodwill impairment charge of $10.1 million for the marine components reporting unit of our Component Products Segment.  See Note 6 to the Condensed Consolidated Financial Statements.

Operating Income – Excluding the goodwill impairment charge discussed above, our Component Products Segment’s operating income as a percentage of sales improved slightly in the third quarter primarily as a result of facility consolidation costs incurred during the third quarter of 2007, cost reductions and improved product mix.  Excluding the goodwill impairment charge, operating income as a percentage of sales was flat for the comparative nine-month periods.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan.  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.    Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in currency exchange rates had the following effects on our Component Products Segment’s sales and operating income (loss) in 2008 as compared to 2007.

	Three months ended September 30, 2008 Vs. 2007	Nine months ended September 30, 2008 Vs. 2007
	Increase (decrease) in millions
Impact on:
Net sales	$ -	$1.0
Operating income (loss)	.3	(.1)

Outlook - Demand continues to be slow across all product segments as customers react to the condition of the overall economy.  However, we are experiencing a greater softness in demand in the industries that we serve which are more directly connected to lower consumer spending, as further explained below.

•
Our Security Products reporting unit is the least affected by the softness in consumer demand, because we sell products to a diverse number of business customers across a wide range of markets, most of which are not directly impacted by changes in consumer demand.  While demand within this segment is not as affected by softness in the overall economy, we expect sales to be lower in the short term.

•
Our Furniture Components reporting unit sales are primarily concentrated in the office furniture, toolbox, home appliance and a number of other industries.  Several of these industries are more directly affected by consumer demand than those served by our Security Products segment.  We expect many of the markets served by Furniture Components to continue to experience low demand in the short term.

•
Our Marine Component reporting unit has been affected the most by the slowing economy as the decrease in consumer confidence, the decline in home values, a tighter credit market and higher fuel costs have resulted in a significant reduction in consumer spending in the marine market.  The marine market is not currently expected to recover until consumer confidence returns and home values stabilize.

While changes in market demand are not within our control, we are focused on the areas that we can impact.  We expect our lean manufacturing and cost cutting initiatives to continue to improve our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect this to be a challenge for the remainder of 2008.  We may not be able to fully recover these costs through price increases or surcharges due to the competitive nature of the markets we serve.

Waste Management -

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In millions)

Net sales	$.9	$.7	$3.5	$2.2
Cost of sales	2.6	3.6	8.7	10.6

Gross margin	$(1.7)	$(2.9)	$(5.2)	$(8.4)

Operating loss	$(3.5)	$(5.7)	$(9.7)	$(15.6)

General - We continue to operate WCS’s waste management facility on a relatively limited basis while we fulfill the regulatory licensing requirements to receive permits for the disposal of a broad range of low-level and mixed low-level radioactive wastes.  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued to us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008.  In August 2008, the TCEQ issued a draft near-surface low-level and mixed low-level radioactive waste disposal license to us.  We currently expect to receive a final disposal license early in 2009, although the timing of the issuance of any such license is uncertain.  The TCEQ may grant a contested case hearing on our license early in 2009 instead of issuing a final disposal license.  Any contested case hearing would be limited to one-year by Texas law.  A final decision would then be expected in late 2009.  While the approval for this disposal license is still in progress, we currently have permits that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts, and to treat and store a broad range of low-level and mixed low-level radioactive wastes.

Net Sales and Operating Loss - Our Waste Management Segment’s sales decreased during the third quarter and first nine months of 2008 compared to 2007, and our Waste Management operating loss increased, due to lower utilization of our waste management services, primarily due to the completion in 2007 of a few projects that have not yet been replaced with new business in 2008.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

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

General Corporate Items, Interest Expense, Provision for Income Taxes and Minority Interest - 2007 Compared to 2008

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2007 and 2008 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million and $19.0 million in each of the third quarters and first nine months of 2007 and 2008, respectively.  Interest income in the second quarter of 2008 also includes $4.3 million earned on certain escrow funds of NL.  See Notes 11 and 14 to the Condensed Consolidated Financial Statements.

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

Other income – In the fourth quarter of 2008, we expect to recognize a pre-tax gain of at least $47 million related to the initial October 2008 closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey.  See Note 14 to the Condensed Consolidated Financial Statements.

Corporate Expenses, Net - Corporate expenses were 39% lower at $4.9 million in the third quarter of 2008 compared to $7.8 million in the same period in 2007, and 22% lower at $19.5 million in the first nine months of 2008 compared to $24.8 million in the first nine months of 2007.  Corporate expenses were lower primarily due to lower litigation and related expenses at NL, which were $2.2 million and $10.8 million in the third quarter and first nine months of 2008, respectively, and $4.5 million and $16.2 million in the third quarter and first nine months of 2007, respectively.

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

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  If these events occur during the remainder of 2008, our corporate expenses would be higher than our current estimates. See Note 14 to the Condensed Consolidated Financial Statements.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  KII has euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding.  The interest expense we recognize on these fixed rate Notes varies with fluctuations in the euro exchange rate.

Interest expense increased to $17.7 million in the third quarter of 2008 from $16.0 million in the third quarter of 2007, and $52.8 million in the first nine months of 2008 from $47.5 million in the first nine months of 2007.  Interest expense was higher in 2008 primarily due to unfavorable changes in foreign currency exchange rates in 2008 compared to 2007, a higher average balance of outstanding borrowings under our revolving credit facilities in 2008, primarily in Europe, and the interest on the promissory note CompX issued to TIMET in the fourth quarter of 2007.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2008 as compared to 2007 due in part to the interest on the CompX promissory note issued in the fourth quarter of 2007 as well as a continued higher average balance of outstanding borrowings in 2008.

Provision for Income Taxes – Our income tax provision was $7.9 million in the third quarter of 2008 compared to $69.1 million in the third quarter of 2007. Our income tax provision was $1.0 million in the first nine months of 2008 compared to $102.2 million in the first nine months of 2007.  Our tax rate varies as the contribution of income from our business units changes.  The income tax provision in 2007 includes a third quarter charge of $87.5 million related to the reduction of our net deferred income tax asset in Germany resulting from the reduction in its income tax rates, and a second quarter charge of $8.7 million related to the adjustment of certain German income tax attributes somewhat offset by a $4.7 million benefit due to a decrease in our reserves for uncertain tax positions.

The income tax provision in 2008 includes a $7.2 million second quarter non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards and a charge of $8.7 million ($7.6 million in the third quarter) due to an increase in our reserves for uncertain tax positions.  See Note 12 to the Condensed Consolidated Financial Statements for more information about our 2008 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Minority Interest – Minority interest in after-tax losses was $2.3 million in the third quarter of 2008 compared to $5.9 million in the third quarter of 2007, and a benefit of $.9 million in the first nine months of 2008 compared to $2.9 million in the first nine months of 2007. In the third quarter losses at CompX and NL more than offset the earnings at Kronos.  For the nine month comparison, higher earnings at Kronos and NL more than offset the decline in CompX’s earnings.  In addition, during October 2007 our ownership interest in CompX increased to approximately 87%.  As a result, minority interest in CompX’s earnings decreased in 2008 as compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows provided by our operating activities decreased from $56.4 million in the first nine months of 2007 to $.9 million in the first nine months of 2008.  This $55.8 million net decrease in the amount of cash provided was due primarily to the net effects of the following items:

•	lower consolidated operating income in 2008 of $66.0 million, due to the lower earnings at all of our segments;
•
lower cash paid for income taxes in 2008 of $13.2 million due in part to the 2007 capital gains generated on our March 2007 special dividend of our TIMET common stock to our stockholders as well as lower earnings in 2008 as compared to 2007;

•	higher general corporate interest income in 2008 of $1.6 million principally due to $4.3 million of interest received from certain escrow funds of NL;
•	higher net distributions from our TiO2 joint venture in 2008 of $8.8 million due to relative changes in its cash requirements;

•	higher cash paid for interest in 2008 of $5.6 million due to higher average debt balances and the unfavorable effect of foreign currency changes on Kronos’ outstanding Senior Notes; and
•	higher net cash used by changes in receivables, inventories, payables and accrued liabilities in 2008 of $9.8 million, due primarily to relative changes in Kronos’ inventory levels.

Changes in working capital were affected by accounts receivable and inventory changes.  Kronos’ average days sales outstanding (“DSO”) increased from 63 days at December 31, 2007 to 66 days at September 30, 2008 due to the timing of collection on higher accounts receivable balances at the end of September.  CompX’s average DSO was comparable at 44 days at both December 31, 2007 and September 30, 2008.  For comparative purposes, Kronos’ average DSO increased from 61 days at December 31, 2006 to 69 days at September 30, 2007, and CompX’s average DSO decreased slightly from 41 days to 40 days.

Kronos’ average days sales in inventory (“DSI”) decreased from 59 days at December 31, 2007 to 55 days at September 30, 2008.  CompX’s average DSI increased from 66 days at December 31, 2007 to 71 days at September 30, 2008 primarily due to the higher cost of commodity raw materials at September 30, 2008, lower sales and higher-than-normal raw material balances at September 30, 2008 in order to mitigate the impact of expected future cost increases.  For comparative purposes, Kronos’ average DSI stayed decreased from 68 days at December 31, 2006 to 50 days at September 30, 2007 and CompX’s average DSI increased from 57 days, at December 31, 2006 to 69 days at September 30, 2007.

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2007	2008
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$69.0	$13.3
CompX	9.5	10.6
Waste Control Specialists	(8.6)	(7.6)
NL Parent	(4.8)	5.0
Tremont	(2.8)	(.8)
Valhi Parent	48.4	35.3
Other	(.2)	(1.1)
Eliminations	(54.1)	(54.1)

Total	$56.4	$.6

Investing and Financing Activities –

We spent $64.7 million in capital expenditures during the first nine months of 2008 as follows:

•	$54.4 million in our Chemicals Segment;
•	$5.4 million in our Component Products Segment;
•	$4.4 million in our Waste Management Segment; and
•	$.5 million at corporate and other.

Our Waste Management Segment accounted for the entire $11.3 million in capitalized permit costs.

We purchased the following securities in market transactions during the first nine months of 2008:

•	CompX common stock for $1.0 million; and
•	other marketable securities of $3.8 million.

Also during the first nine months of 2008, we sold other marketable securities for proceeds of $5.9 million.

During the first nine months of 2008, we borrowed a net euro 15.0 million ($24.4 million when borrowed/repaid) under Kronos’ European bank credit facility, a net $13.4 million under Kronos’ U.S. bank credit facility and a net $7.0 million under our bank credit facility.  CompX repaid $7.0 million on its promissory note to TIMET during the third quarter.  We paid aggregate cash dividends of $34.1 million ($.10 per share per quarter) on our common stock in the first nine months of 2008.  Distributions to minority interest in the first nine months of 2008 are primarily comprised of Kronos cash dividends paid to shareholders other than us or NL, and CompX dividends paid to shareholders other than NL.

We and some of our subsidiaries issued a nominal amount of common stock upon the exercise of stock options.

Outstanding Debt Obligations

At September 30, 2008, our consolidated third-party indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($580.7 million at September 30, 2008) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	CompX’s promissory note payable to TIMET ($43.0 million outstanding at September 30, 2008) which has quarterly principal repayments of $250,000 and is due in 2014;
•	Kronos’ U.S. revolving credit facility ($28.8 million outstanding) due in 2011;
•	KII's European revolving credit facility ($21.9 million outstanding) due in 2011;
•	Valhi’s revolving credit facility ($7.0 million outstanding) due in 2009; and
•	approximately $5.2 million of other indebtedness.

We and all of our subsidiaries are in compliance with all of our debt covenants at September 30, 2008.  At September 30, 2008, $1.8 million of our indebtedness is due within the next twelve months.  In May 2008 we amended Kronos’ European credit facility to extend the maturity date by three years to May 2011.  In September 2008 we amended Kronos’ U.S. revolving bank credit facility to extend the maturity date by three years to September 2011, and we increased the size of this facility from $50.0 million to $70.0 million.  In October 2008 we amended Valhi’s revolving bank facility to extend the maturity date by one year to October 2009, and we reduced the size of this facility from $100.0 million to $85.0 million.  Kronos’ Canadian revolving credit facility currently matures in January 2009.  We are in the process of renegotiating this facility, and expect to have a new extension agreement in place prior to the maturity date.   See Note 8 to the Condensed Consolidated Financial Statements.  We do not currently expect we will be required to use a significant amount of our available liquidity to repay indebtedness during the next twelve months.

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

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units.  As a result of this process, we have in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities.  Such activities have in the past and may in the future involve related companies.  From time to time we and our subsidiaries may enter into intercompany loans as a cash management tool.  Such notes are structured as revolving demand notes and pay and receive interest on terms we believe are more favorable than current debt and investment market rates.  The companies that receive these notes have sufficient borrowing capacity to repay the notes at anytime upon demand.  All of these notes and related interest expense and income are eliminated in the consolidation.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2009) and our long-term obligations (defined as the five-year period ending December 31, 2013, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2008, we had credit available under existing facilities of approximately $272.6 million, which was comprised of:

•	$131.0 million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$91.6 million under Valhi’s revolving bank credit facility; and
•	$50.0 million under CompX’s revolving credit facility.

At September 30, 2008, we had an aggregate of $108.8 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Valhi Parent	$12.4
NL Parent	38.0
Kronos	34.6
CompX	12.6
Tremont	9.1
Waste Control Specialists	2.1

Total cash, cash equivalents and marketable securities	$108.8

Capital Expenditures –

We intend to invest a total of approximately $108 million for capital expenditures and capitalized permit costs during 2008.  Capital expenditures are primarily for improvements and upgrades to existing facilities.   We spent $64.7 million for capital expenditures through September 30, 2008.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At September 30, 2008 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 10 to the Condensed Consolidated Financial Statements.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At September 30, 2008 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Based on the 29.0 million shares of Kronos we held at September 30, 2008 and Kronos’ current quarterly dividend rate of $.25 per share, we would receive aggregate annual dividends from Kronos of approximately $29.0 million.  NL’s current quarterly cash dividend is $.125 per share, although in the past NL has sometimes paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at September 30, 2008, we would receive aggregate annual dividends from NL of approximately $20.2 million. We do not expect to receive any distributions from WCS during 2008.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our subsidiaries under the terms of a revolving credit facility that matures in March 2009.  WCS borrowed a net $21.3 million from our subsidiary during the first nine months of 2008.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $27.5 million at September 30, 2008 and $6.2 million at December 31, 2007.  We expect that WCS will likely borrow additional amounts during the remainder of 2008 from our subsidiary.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 14 to the Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;
•	certain environmental remediation matters involving NL, Tremont and Valhi;
•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
•	certain other litigation to which we are a party.

In addition to those legal proceedings described in Note 14 to the Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

See Note 15 to the Condensed Consolidated Financial Statements

Critical Accounting Policies

There have been no changes in the first nine months of 2008 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2007 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, refer to Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first nine months of 2008.

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

In October 2008 we entered into the following series of short-term forward exchange contracts:

•
our Component Products Segment entered into a series of short-term forward exchange contracts maturing through June 2009 to exchange an aggregate of $9.9 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.25 per U.S. dollar (the contracts mature at a rate of $1.2 million per month beginning in November 2008);

•
our Chemicals Segment entered into a series of short-term forward exchange contracts maturing through December 2009 to exchange an aggregate $35.0 million for an equivalent value of Canadian dollars at exchange rates between Cdn. $1.25 and $1.26 per U.S. dollar (the contracts mature at a rate of $2.5 million per month beginning in November 2008);

•
our Chemicals Segment entered into a series of currency forward contracts to exchange our aggregate $30.0 million for an equivalent value of Norwegian kroners at exchange rates ranging from kroner 6.91 to kroner 6.94 (the contracts mature from January 2009 through December 2009 at a rate of $2.5 million per month); and

•
our Chemicals Segment entered into a series of currency forward contracts to exchange an aggregate euro 8.4 million for an equivalent value of Norwegian kroners at exchange rates ranging from kroner 8.64 to kroner 8.70 (the contracts mature from January 2009 through December 2009 at a rate of euro .7 million per month).

To the extent we held such contracts during 2007, we did not use hedge accounting for any of our contracts, and we do not anticipate using hedge accounting for any of the contracts we entered into in October 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, refer to Note 14 to the Condensed Consolidated Financial Statements, our 2007 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2008.

Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02).  In October 2008, the Court of Appeals denied plaintiff's request to review the dismissal of the case.  This decision concludes the case in our favor.

State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et al (U.S. District Court, Southern District of Ohio, Eastern Division, Case No. 2:08-cv-079).  In September 2008, the case was remanded to State court (Court of Common Pleas, Franklin County, Ohio, Case No. 07CVC-04-4587).

Donnelly and Donnelly v. NL Industries, Inc. (State of New York Supreme Court, County of Rensselaer, Cause No. 218149).  In September 2008, the Court signed an Order of Stipulation of Dismissal With Prejudice in this matter.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A, “Risk Factors,” in our 2007 Annual report.  There have been no material changes to such risk factors during the first nine months of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares may be retired and cancelled or may be added to our treasury and used for employee benefit plans, future acquisitions or other corporate purposes.   We did not purchase any shares of our common stock during the first nine months of 2008.  See Note 10 to the Condensed Consolidated Financial Statements.

Item 6.                           Exhibits.

Item No.	Exhibit Index
10.1
Reinstated and Amended Settlement Agreement and Release, dated June 26, 2008, by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment (incorporated by reference to Exhibit 10.1 to NL’s Current Report on NL’s Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.2
Amendment to Restated and Amended Settlement Agreement and Release, dated September 25, 2008 by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex (incorporated by reference to Exhibit 10.2 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.3
Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc (incorporated by reference to Exhibit 10.3 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.4
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.4 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment (incorporated by reference to Exhibit 10.4 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.5
Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008, by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O'Neill.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.5 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment (incorporated by reference to Exhibit 10.5 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.6
Multi Party Agreement, dated October 15, 2008 by and among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O'Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America, Sayreville PRISA II LLC.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.6 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment (incorporated by reference to Exhibit 10.6 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.7
Guaranty Agreement, dated October 15, 2008, by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc (incorporated by reference to Exhibit 10.7 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date November 5, 2008	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date November 5, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)