Form 10-Q
period 2009-05-06
VALHI INC /DE/
filed 2009-05-06
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

Indicate by check mark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes     No

*	The registrant has not yet been phased into the interactive data requirements

Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer     Accelerated filer  X  non-accelerated filer     smaller reporting company    .

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

Number of shares of the Registrant's common stock outstanding on April 30, 2009:  113,599,955.

VALHI, INC. AND SUBSIDIARIES

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2008	March 31, 2009
		(unaudited)

Current assets:
Cash and cash equivalents	$37.0	$48.0
Restricted cash equivalents	9.4	8.8
Marketable securities	8.8	7.2
Accounts and other receivables, net	205.2	210.2
Inventories, net	408.5	316.2
Prepaid expenses and other	15.4	16.9
Deferred income taxes	12.1	12.0

Total current assets	696.4	619.3

Other assets:
Marketable securities	275.5	270.3
Investment in affiliates	124.0	125.2
Goodwill	396.8	396.6
Other intangible assets	2.0	1.9
Deferred income taxes	166.4	178.5
Other assets	87.3	87.4

Total other assets	1,052.0	1,059.9

Property and equipment:
Land	46.4	46.1
Buildings	268.5	270.3
Equipment	1,025.3	1,032.7
Mining properties	30.3	34.4
Construction in progress	58.2	79.5
	1,428.7	1,463.0
Less accumulated depreciation	787.7	821.8

Net property and equipment	641.0	641.2

Total assets	$2,389.4	$2,320.4

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2008	March 31, 2009
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$9.4	$89.3
Accounts payable and accrued liabilities	275.2	223.2
Income taxes	4.9	5.5
Deferred income taxes	4.7	4.4

Total current liabilities	294.2	322.4

Noncurrent liabilities:
Long-term debt	911.0	862.9
Deferred income taxes	346.6	346.4
Accrued pension costs	146.1	138.9
Accrued postretirement benefits costs	29.3	29.2
Accrued environmental costs	41.3	40.0
Other liabilities	78.8	78.5

Total noncurrent liabilities	1,553.1	1,495.9

Stockholders' equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	-	-
Accumulated deficit	(109.8)	(141.0)
Accumulated other comprehensive loss	(51.0)	(53.9)
Treasury stock	(38.9)	(38.9)

Total Valhi stockholders' equity	468.8	434.7

Noncontrolling interest in subsidiaries	73.3	67.4

Total equity	542.1	502.1

Total liabilities and equity	$2,389.4	$2,320.4

Commitments and contingencies (Notes 11 and 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2008	2009
	(unaudited)

Revenues and other income:
Net sales	$373.9	$277.3
Other income, net	5.1	30.2

Total revenues and other income	379.0	307.5

Costs and expenses:
Cost of sales	310.4	272.7
Selling, general and administrative	58.3	51.4
Interest	17.4	16.0

Total costs and expenses	386.1	340.1

Loss before income taxes	(7.1)	(32.6)

Income tax benefit	(1.3)	(9.2)

Net loss	(5.8)	(23.4)

Noncontrolling interest in net income (loss) of subsidiaries	.1	(3.4)

Net loss attributable to Valhi stockholders	$(5.9)	$(20.0)

Amounts attributable to Valhi stockholders:

Basic and diluted net loss per share	$(.05)	$(.18)

Cash dividends per share	$.10	$.10

Basic and diluted weighted average shares outstanding	114.4	114.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net loss	$(5.8)	$(23.4)
Depreciation and amortization	16.7	14.4
Gain on sale of business	-	(6.4)
Defined benefit plan expense less than cash funding requirements	(3.8)	(.9)
Deferred income taxes	(3.5)	(16.4)
Net distributions from (contributions to) Ti02 manufacturing joint venture	1.4	(1.8)
Other, net	2.0	1.2
Change in assets and liabilities:
Accounts and other receivables, net	(36.5)	(10.6)
Inventories, net	(4.2)	81.3
Accounts payable and accrued liabilities	(3.2)	(54.2)
Accounts with affiliates	6.2	(9.5)
Income taxes	(3.9)	2.2
Other, net	1.0	5.3

Net cash used in operating activities	(33.6)	(18.8)

Cash flows from investing activities:
Capital expenditures	(18.9)	(19.3)
Capitalized permit costs	(4.4)	.1
Purchases of CompX common stock	(.5)	-
Marketable securities	(1.6)	(3.1)
Proceeds from disposal of marketable securities	2.6	2.2
Proceeds from sale of business	-	6.8
Change in restricted cash equivalents, net	.2	.8
Other, net	.3	(.1)

Net cash used in investing activities	(22.3)	(12.6)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2008	2009
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$103.8	$117.3
Principal payments	(93.6)	(61.6)
Deferred financing costs paid	-	(.1)
Purchases of Kronos common stock	-	(.1)
Valhi cash dividends paid	(11.4)	(11.4)
Distributions to noncontrolling interest in subsidiaries	(1.9)	(1.2)
Issuance of common stock and other	-	.2

Net cash provided by (used in) financing activities	(3.1)	43.1

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(59.0)	11.7
Currency translation	1.6	(.7)
Cash and cash equivalents at beginning of period	138.3	37.0

Cash and cash equivalents at end of period	$80.9	$48.0

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$7.9	$7.2
Income taxes, net	-	3.5
Accrual for capital expenditures	4.1	11.4
Accrual for capitalized permit costs	2.0	1.7

Noncash investing activities -
Note receivable from sale of business	-	.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Three months ended March 31, 2009

(In millions)

	Valhi Stockholders’ Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury	controlling	Total	Comprehensive
	stock	stock	capital	deficit	loss	stock	interest	equity	loss

Balance at December 31, 2008	$667.3	$1.2	$-	$(109.8)	$(51.0)	$(38.9)	$73.3	$542.1

Net loss	-	-	-	(20.0)	-	-	(3.4)	(23.4)	$(23.4)

Other comprehensive loss, net	-	-	-	-	(2.9)	-	(1.1)	(4.0)	(4.0)

Equity transactions with noncontrolling interest, net	-	-	.2	-	-	-	(.2)	-	-

Cash dividends	-	-	(.2)	(11.2)	-	-	(1.2)	(12.6)	-

Balance at March 31, 2009	$667.3	$1.2	$-	$(141.0)	$(53.9)	$(38.9)	$67.4	$502.1

Comprehensive loss									$(27.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which through its subsidiaries owns approximately 94% of our outstanding common stock at March 31, 2009.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the SEC on March 12, 2009 (the “2008 Annual Report”), except as disclosed in Note 15.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  Our results of operations for the interim period ended March 31, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% owned at March 31, 2009

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our ownership of CompX is through NL.

	Three months ended March 31,
	2008	2009

Net sales:
Chemicals	$332.5	$248.0
Component products	40.5	28.5
Waste management	.9	.8

Total net sales	$373.9	$277.3

Cost of sales:
Chemicals	$276.0	$244.4
Component products	31.1	23.7
Waste management	3.3	4.6

Total cost of sales	$310.4	$272.7

Gross margin:
Chemicals	$56.5	$3.6
Component products	9.4	4.8
Waste management	(2.4)	(3.8)

Total gross margin	$63.5	$4.6

Operating income (loss):
Chemicals	$11.0	$(25.5)
Component products	3.0	(1.0)
Waste management	(4.4)	(6.5)

Total operating income (loss)	9.6	(33.0)

Equity in losses of investee	(.4)	(.7)

General corporate items:
Securities earnings	6.6	6.4
Insurance recoveries	.1	.7
Gain on litigation settlement	-	11.9
Gain on sale of business	-	6.4
General expenses, net	(5.6)	(8.3)
Interest expense	(17.4)	(16.0)

Loss before income taxes	$(7.1)	$(32.6)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.

Note 3 – Accounts and other receivables, net:

	December 31, 2008	March 31, 2009
	(In millions)

Accounts receivable	$194.9	$208.5
Refundable income taxes	1.6	.2
Receivable from affiliates	.1	-
Other receivables	11.3	4.5
Allowance for doubtful accounts	(2.7)	(3.0)

Total	$205.2	$210.2

Note 4 - Inventories, net:

	December 31, 2008	March 31, 2009
	(In millions)

Raw materials:
Chemicals	$67.1	$48.1
Component products	7.5	7.3

Total raw materials	74.6	55.4

Work in process:
Chemicals	19.8	18.2
Component products	8.2	7.2

Total in-process products	28.0	25.4

Finished products:
Chemicals	243.8	173.0
Component products	6.9	6.3

Total finished products	250.7	179.3

Supplies (primarily chemicals)	55.2	56.1

Total	$408.5	$316.2

Note 5 - Other noncurrent assets:

	December 31, 2008	March 31, 2009
	(In millions)

Marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
Titanium Metals Corporation (“TIMET”)	20.1	12.5
Other	5.4	7.8

Total	$275.5	$270.3

Investment in affiliates:
TiO2 manufacturing joint venture	$105.6	$107.4
Other	18.4	17.8

Total	$124.0	$125.2

Other assets:
Waste disposal site operating permits, net	$43.7	$45.1
Deferred financing costs	7.1	6.4
IBNR receivables	7.5	7.7
NL note receivable	15.0	15.0
Other	14.0	13.2

Total	$87.3	$87.4

Our noncurrent marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, except for our investment in The Amalgamated Sugar Company.  Our investment in Amalgamated is measured using significant unobservable inputs, Level 3 as defined by SFAS No. 157.  Please refer to Note 4 in our 2008 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated.  There have been no changes to the carrying value of this investment during the periods presented.  See Note 14.

Note 6 - Accounts payable and accrued liabilities:

	December 31, 2008	March 31, 2009
	(In millions)

Current:
Accounts payable	$121.0	$65.7
Employee benefits	33.6	29.8
Payable to affiliates:
Louisiana Pigment Company	14.3	7.8
Contran – trade items	9.7	10.4
Contran – income taxes, net	1.3	2.4
TIMET	.5	.4
Accrued sales discounts and rebates	14.9	10.0
Environmental costs	11.6	11.8
Interest	7.9	16.9
Deferred income	8.4	13.5
Reserve for uncertain tax positions	.2	.5
Other	51.8	54.0

Total	$275.2	$223.2

Noncurrent:
Reserve for uncertain tax positions	$50.4	$50.2
Insurance claims and expenses	13.5	13.8
Employee benefits	9.1	8.7
Other	5.8	5.8

Total	$78.8	$78.5

Note 7 - Long-term debt:

	December 31, 2008	March 31, 2009
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0
Revolving bank credit facility	7.3	18.0
Total Valhi debt	257.3	268.0

Subsidiary debt:
Kronos International: 6.5% Senior Secured Notes	560.0	538.2
European bank credit facility	42.2	68.9
CompX promissory note payable to TIMET	43.0	42.7
Kronos U.S. bank credit facility	13.7	30.2
Other	4.2	4.2

Total subsidiary debt	663.1	684.2

Total debt	920.4	952.2

Less current maturities	9.4	89.3

Total long-term debt	$911.0	$862.9

During the first quarter of 2009, we borrowed a net $10.7 million under our Valhi bank credit facility with an average interest rate on these outstanding borrowings of 3.25% at March 31, 2009.

During the first quarter of 2009, we borrowed a net euro 21.0 million ($26.7 million) under Kronos’ European bank credit facility and a net $16.5 million under Kronos’ U.S. bank credit facility.  The average interest rates on these outstanding borrowings at March 31, 2009 were 3.88% and 3.25, respectively.

Our Chemicals Segment also has a Cdn. $30 million revolving credit facility that had a maturity date of January 15, 2009.  Prior to maturity we and the lender temporarily extended the borrowing terms of this agreement on a month-to-month basis, and we are in the process of renegotiating this facility. We expect a new agreement in place in the second quarter 2009.  At March 31, 2009, no amounts were outstanding under the facility.

Restrictions and other. Under the cross-default provisions of Kronos’ 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if our European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of Kronos’ European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or their parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos.  The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to their stated maturity.

Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  None of our credit agreements contain provisions that link the debt payment rates or schedules or borrowing availability to our or any of our subsidiaries’ credit ratings.  On March 20, 2009, the lenders associated with Kronos’ European credit facility waived compliance with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the amended revolving credit facility, for the 12-month period ending March 31, 2009.  Among other things, the waiver moved the next required financial ratio measurement period to the 12-month period ending April 30, 2009.  On April 29, 2009, the lenders waived compliance with the required financial ratio for the 12-month period ending April 30, 2009.  Among other things, the waiver moved the next required financial ratio measurement period to the 12-month period ending June 15, 2009.  We did not pay any fee to the lenders to obtain either waiver.  Absent receiving the waiver Kronos would have been in violation of this financial ratio.  In addition, we believe it is probable that Kronos will not be able to comply with this financial ratio for the next 12-month period; as a result we have classified the outstanding balance of the European credit facility as a current liability at March 31, 2009.  In 2009, we have reduced our production levels in response to the current economic environment, which has favorably impacted our liquidity and cash flows by reducing our inventory levels.  We expect to continue to maintain reduced levels of production for the remainder of 2009.  However, the reduced capacity utilization levels will negatively impact our Chemicals Segment’s 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing Kronos European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher interest rate on outstanding borrowings and/or pay a fee to the lenders as part of agreeing to an amendment or waiver.

In the event we are not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we should be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2008	2009
	(In millions)

Service cost	$1.7	$1.8
Interest cost	7.4	6.6
Expected return on plan assets	(8.0)	(5.2)
Amortization of prior service cost	.2	.3
Amortization of net transition obligations	.1	.1
Recognized actuarial losses	1.1	1.8

Total	$2.5	$5.4

Postretirement benefits - The components of our net periodic postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2008	2009
	(In millions)

Service cost	$.1	$.1
Interest cost	.5	.4
Amortization of prior service credit	(.1)	(.1)

Total	$.5	$.4

Contributions - We expect our 2009 contributions for our pension and other postretirement benefit plans to be consistent with the amounts we disclosed in our 2008 Annual Report.

Note 9 – Stockholders’ equity:

Share repurchases - Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries.  We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to completion.  We will use cash on hand to acquire the shares.  Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  We did not purchase any shares of our common stock during the first three months of 2009, and at March 31, 2009, approximately 4.0 million shares were available for purchase under the repurchase authorization.

Note 10 - Other income, net:

	Three months ended March 31,
	2008	2009
	(In millions)

Securities earnings:
Dividends and interest	$7.0	$6.6
Securities transactions, net	(.4)	(.2)

Total securities earnings	6.6	6.4

Equity in losses of investee	(.4)	(.7)
Currency transactions, net	(2.5)	5.3
Insurance recoveries	.1	.7
Gain on litigation settlement	-	11.9
Gain on sale of business	-	6.4
Other, net	1.3	.2

Total	$5.1	$30.2

The gain on litigation settlement is discussed in Note 13.  We provided certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. In January 2009, we sold our research, laboratory and quality control business to the LLC for an aggregate sales price of $7.5 million, consisting of $6.75 million in cash paid at closing and $500,000 payable in February 2010 and $250,000 payable in February 2011.  The amounts payable in 2010 and 2011 do not bear interest, and we recognized the payable at their aggregate net present value of approximately $.7 million.  We recognized a pre-tax gain of $6.4 million from the sale of this business.  The revenues, pre-tax income and total assets of the operations sold are not material in any period presented.

Note 11 - Income tax benefit:

	Three months ended March 31,
	2008	2009
	(In millions)

Expected tax benefit, at U.S. federal statutory income tax rate of 35%	$(2.4)	$(11.4)
Incremental U.S. tax and rate differences on equity in earnings	.6	(1.6)
Non-U.S. tax rates	-	1.4
Nondeductible expenses	-	2.2
Nontaxable income	-	(1.0)
Change in reserve for uncertain tax positions	.2	-
U.S. state income taxes, net	.1	.9
Other, net	.2	.3

Income tax benefit	$(1.3)	$(9.2)

Tax authorities are continuing to examine certain of our foreign tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by $3.8 million within the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes.

Note 12 - Noncontrolling interest in subsidiaries:

	December 31, 2008	March 31, 2009
	(In millions)

Noncontrolling interest in subsidiaries:
NL Industries	$45.8	$41.7
Kronos Worldwide	15.6	14.2
CompX International	11.9	11.5

Total	$73.3	$67.4

	Three months ended March 31,
	2008	2009
	(In millions)

Noncontrolling interest in net income (loss) of subsidiaries:
NL Industries	$(.1)	$(2.0)
CompX International	.2	(.1)
Kronos Worldwide	-	(1.3)

Total	$.1	$(3.4)

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

Three months ended March 31, 2009
(In millions)

Net loss attributable to Valhi stockholders	$(20.0)

Transfers (to) from noncontrolling interest:
Increase in additional paid-in capital for purchase of 14,000 shares of Kronos common stock	.2

Net transfers (to) from noncontrolling interest	.2

Net loss attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$(19.8)

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to any of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:
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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past disposal practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable.  In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At March 31, 2009, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the first three months of 2009 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$52.9
Additions charged to expense, net	.9
Payments, net	(2.0)

Balance at the end of the period	$51.8

Amounts recognized in the Consolidated Balance Sheet at the end of the period:
Current liability	$11.8
Noncurrent liability	40.0

Total	$51.8

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At March 31, 2009, we accrued approximately $48 million for those environmental matters related to NL which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $74 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At March 31, 2009, there were approximately 25 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that NL, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property NL owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because such funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement. The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding and we would be indemnified against certain environmental liabilities related to such property.  The initial closing under the definitive settlement agreement occurred in October 2008.  In April 2009, the second closing was partially completed, pursuant to which we received an aggregate of $8 million in cash.  An additional $3.8 million, representing the remainder of the consideration due to us at the second closing, is currently expected to be received later in the second quarter of 2009.  The agreement calls for one final closing that is scheduled to occur in October 2010.  The final closing is subject to, among other things, our receipt of certain additional payments.  In exchange for these additional payments at the second and third closings, we would release our equitable lien on the remaining portion of the property.  Our carrying value of this property was approximately $1.3 million at March 31, 2009.  For financial reporting purposes, in the second quarter of 2009 we will account for the aggregate consideration received at the second closing by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we anticipate we will recognize a pre-tax gain related to the second closing based on the difference between the aggregate cash consideration received and the carrying value of the portion of the property for which our equitable lien of $.3 million will be released.

Tremont - Prior to 2005, Tremont, another of our wholly-owned subsidiaries, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs would undertake certain investigatory and interim remedial activities at a former mining site partly operated by NL located in Hot Springs County, Arkansas.  Tremont had entered into an agreement with Halliburton Energy Services, Inc. (“Halliburton”), another PRP for this site, which provided for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs through an agreed-upon procedure in arbitration, as further discussed below.

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

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it has incurred and would incur at the site.  Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site.  The Tremont subsidiary subsequently also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the court agreed to stay the plaintiffs’ claims against Tremont and its subsidiaries, but denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific.

In June and September 2007, the arbitration panel chosen by the parties to address the issues in the Houston litigation discussed above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton and DII are obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site and other sites arising out of NL’s former petroleum services business, and ordered Halliburton to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the Magcobar site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007, Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton and DII filed a motion to vacate such decisions.  A confirmation hearing was held in November 2007, and in March 2008 the court upheld and confirmed the arbitration panel’s decisions.  In April 2008, Halliburton and DII filed a notice of their appeal of the court’s opinion confirming the arbitration awards to the United States Court of Appeals for the Fifth Circuit.  In July 2008, the trial court issued a final judgment pursuant to its March 2008 confirmation, and required that Halliburton and DII post a supersedeas bond in the amount of $14.3 million during the period of the appeal in order to stay enforcement of the monetary award in the judgment.  The nonmonetary portion of the judgment was not stayed.  Also in July 2008, Halliburton and DII filed a motion with the trial court for a new trial or to alter or amend its judgment, and the court subsequently denied such motion.  Halliburton and DII filed a Motion for Relief from the Court’s Confirmation Order and Partial Final Judgment pursuant to Fed.R.Civ.P.60(b) claiming that essential documents had been wrongfully withheld from the arbitration panel.  Subsequently the Court of Appeals for the Fifth Circuit affirmed the lower court ruling and remanded the Rule 60(b) motion back to the trial court.  In February 2009, the court held a hearing on the motion.  In January 2009, Tremont received payment from Halliburton of $11.8 million as partial payment of the monetary judgment against it, and in March 2009 the lower court denied Halliburton’s Rule 60(b) motion.  Accordingly, in the first quarter of 2009 we recognized a litigation settlement gain of $11.9 million, consisting of the $11.8 million received as well as an additional $.1 million in additional legal costs incurred for which Halliburton is obligated to reimburse us.

Tremont and its affiliates (including NL) have also filed counterclaims in the Houston litigation against Halliburton and DII for other similar remediation costs associated with NL and Tremont’s other former historical petroleum services sites, which the panel also found were the obligations of Halliburton and DII.  At the September 26, 2008 hearing the trial court judge agreed to sever these claims from Case No. 05-6089 and consolidate those claims into a Civil Action Case No. H-08-1063 now also pending with the court.

Other -  We have also accrued approximately $3.6 million at March 31, 2009 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

For a complete discussion of certain litigation involving NL and certain of their former insurance carriers, please refer to our 2008 Annual Report.

Other litigation

NL - In June 2005, we received notices from the three minority shareholders of our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, we set aside funds as payment for the shares of EMS, but as of March 31, 2009 the former minority shareholders have not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of March 31, 2009 and remains recognized as a current liability in our Condensed Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

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

NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  During the first quarter of 2009, certain of these cases involving multiple plaintiffs were separated into single-plaintiff cases.  As a result, the total number of outstanding cases increased.  1,234 of these types of cases remain pending, involving a total of approximately 3,400 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

•	facts concerning historical operations,
•	the rate of new claims,
•	the number of claims from which we have been dismissed and
•	our prior experience in the defense of these matters,

we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material).  Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us.

CompX – On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary (“investigation”).  The products are alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009, the ITC agreed to undertake the investigation and set a procedural schedule with a target date of June 14, 2010 for its findings.  We deny any infringement alleged in the investigation and plan to defend ourselves with respect to any claims of infringement by Humanscale.

U.S. District Court.  On February 13, 2009, a Complaint for Patent Infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the Complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of CompX’s keyboard support arm patents (U.S. 5,037,054 and U.S. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions on April 24, 2009 and awaits a hearing by the judge with respect to these matters.

Accuride Litigation U.S. District Court.  On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX International Inc. Accuride alleges that CompX Precision Slides Inc. and CompX International Inc. manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097 B2.  Accuride seeks an order declaring willful infringement of one or more claims of the ‘097 patent; an order enjoining CompX from making or selling slides that so infringe; damages for such willful infringement to be at least $1,000,000; and costs and attorneys’ fees.  CompX was served on April 24, 2009 with a summons in this matter and intends to file an answer denying any claims of infringement made by Accuride.

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2008 Annual Report.

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments recorded at fair value as of March 31, 2009:

	Fair Value Measurements at March 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Marketable securities:
Current	$8.8	$-	$8.8	$-
Noncurrent	270.3	20.3	-	250.0

Currency forward contracts	2.1	2.1	-	-

See Note 5 for information on how we determine fair value of our marketable securities.

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

At March 31, 2009 we held the following series of short-term forward exchange contracts.

•
Our Component Products Segment entered into a series of short-term forward exchange contracts maturing through June 2009 to exchange an aggregate of $3.9 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.25 per U.S. dollar.  At March 31, 2009, the actual exchange rate was Cdn. $1.25 per U.S. dollar.

•
Our Chemicals Segment has an aggregate of $22.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to Cdn. $1.26 per U.S. dollar.  These contracts with U.S. Bank mature from April 2009 through December 2009 at a rate of $2.5 million per month.  At March 31, 2009, the actual exchange rate was Cdn. $1.25 per U.S. dollar.

•
Our Chemicals Segment has an aggregate $56.5 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.51 to kroner 7.18 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from April 2009 through March 2010 at a rate of $.5 million to $4.75 million per month.  At March 31, 2009, the actual exchange rate was kroner 6.51 per U.S. dollar.

•
Our Chemicals Segment also has an aggregate euro 16.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.68 to kroner 9.23 per euro.  These contracts with DnB Nor Bank ASA mature from April 2009 through March 2010 at a rate of euro .5 million to euro 1.7 million per month.  At March 31, 2009, the actual exchange rate was kroner 8.89 per euro.

The estimated fair value of such currency forward contracts at March 31, 2009 was a $2.1 million net asset, which is the net result of $2.7 million recognized as part of Prepaid Expenses and Other and $.6 million recognized as part of Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheet. There is also a corresponding $2.1 million currency transaction gain in our Condensed Consolidated Statement of Operations.

Note 15 – Recent accounting pronouncements:

Noncontrolling Interest – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis any changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under previous GAAP such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption, we reclassified our condensed consolidated balance sheet and statement of operations to conform to the new presentation requirements for noncontrolling interest for all periods presented.

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

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement becomes effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at March 31, 2009 are marked to market at each balance sheet date and are not accounted for under hedge accounting.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements.

Other-Than-Temporary-Impairments - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity and  expands the disclose requirements for interim and annual periods for available-for-sale and held-to-maturity debt securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP will become effective for us in the second quarter of 2009 and its adoption is not expected to have a material affect on our Condensed Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we are only required to disclose this information annually.  This FSP will become effective for us in the second quarter of 2009 and will not affect our Condensed Consolidated Financial Statements.

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

•
Waste Management – WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and is in the process constructing the byproduct disposal facility, which is expected to be operational in the second half of 2009.  In January 2009 WCS received a low-level radioactive waste disposal permit, and construction of the low-level radioactive waste facility is currently expected to begin in the third quarter of 2009, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in the third quarter of 2010.

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

•	Competitive products and substitute products;
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation or solvency of our competitors;
•	Demand for high performance marine components;
•	The ability of our subsidiaries to pay us dividends;
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew, refinance or establish credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

•	The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL and Tremont and CompX’s patent litigation);
•	Our ability to comply with covenants contained in our revolving bank credit facilities; and
•	Possible future litigation.

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

Net Income (Loss) Overview

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2009 -

We reported a net loss attributable to Valhi stockholders of $20.0 million, or $.18 per diluted share, in the first quarter of 2009 compared to a net loss attributable to Valhi stockholders of $5.9 million, or $.05 per diluted share, in the first quarter of 2008.  Our diluted loss per share increased from 2008 to 2009 primarily due to the net effects of:

•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments in 2009;
•	a gain from a litigation settlement in 2009; and
•	a gain from a sale of a business in 2009.

Our net loss in 2009 includes (i) a gain of $.07 per diluted share as a result of the gain on litigation settlement and (ii) a gain of $.04 gain from the sale of a business.

Current Forecast for 2009 –

We currently expect to report a higher net loss for 2009 as compared to the net loss in 2008 primarily due to the net effects of:
•	lower expected operating income from our Chemicals Segment due to anticipated higher production costs;
•	recording a lower gain from litigation settlements; and
•	lower operating losses at WCS as we expect more revenues with the completion of the byproduct disposal facility in the second half of 2009.

Segment Operating Results - 2008 Compared to 2009 –

Chemicals -

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

The factors having the most impact on our reported operating results are:
•	TiO2 average selling prices;
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar);
•	TiO2 sales and production volumes; and
•	Manufacturing costs, particularly maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are our TiO2 average selling prices, our levels of TiO2 sales and production volumes.

	Three months ended March 31,
	2008	2009	% Change
	(Dollars in millions)

Net sales	$332.5	$248.0	(25)%
Cost of sales	276.0	244.4	(11)

Gross margin	$56.5	$3.6	(94)

Operating income (loss)	$11.0	$(25.5)

Percent of net sales:
Cost of sales	83%	99%
Gross margin	17	1
Operating income	3	(10)

Ti02 operating statistics:
Sales volumes*	127	97	(24)%
Production volumes*	132	64	(52)

Percent change in net sales:
Ti02 product pricing			5%
Ti02 sales volumes			(24)
Ti02 product mix			(2)
Changes in currency exchange rates			(4)

Total			(25)%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales decreased 25% in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of a 24% decrease in sales volumes.  A 5% increase in average Ti02 selling prices over 2008 was mostly offset by the negative impact of currency exchange rates which we estimate decreased our net sales by approximately $13 million in the quarter.  We expect average selling prices in the second quarter of 2009 to be lower than the first quarter.  Sales volumes were lower as a result of lower demand in our markets resulting from current economic conditions.  We expect our sales volumes in the full year of 2009 to be lower than the 2008.

Cost of Sales - Our Chemicals Segment’s cost of sales percentage increased to 99% in the first quarter of 2009 compared to 83% in the first quarter of 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes.  Our TiO2 production volumes decreased 52% due to temporary plan curtailments during the first quarter that resulted in approximately $50 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first quarter of 2009.   The unabsorbed fixed cost charge was partially offset by $8.2 million in decreased maintenance costs and currency fluctuations (primarily the euro).

Operating Income (Loss) - Our Chemicals Segment’s operating income declined in the first quarter of 2009 primarily due to the decrease in our gross margin and decreased sales volumes.  Our gross margin fell to 1% in the first quarter of 2009 compared to 17% in the first quarter of 2008 as a result of lower sales volumes and higher manufacturing costs resulting from lower production volumes.  We estimate the effect of changes in foreign currency exchange rates positively affect our Chemicals Segment’s operating income by $28 million in the first quarter of 2009.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized an additional $.7 million and $.6 million of additional depreciation expense in the first three months of 2008 and 2009, respectively, which reduced our reported Chemicals Segment operating income as compared to amounts reported separately by Kronos.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from our foreign operations are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, we estimate that fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment’s sales and operating loss in 2009 as compared to 2008.

Three months ended March 31, 2009 vs. 2008
Increase (decrease) in millions

Impact on:
Net sales	$(13)
Operating income	28

Outlook - We currently expect our Chemicals Segment’s results of operations will continue to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from significantly reduced production volumes and the resulting unabsorbed fixed production costs.  We currently expect our Chemicals Segment to report operating losses in 2009 as compared to reporting operating income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, we are significantly reducing our production volumes in 2009 in order to reduce our finished goods inventory and improve our liquidity.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While we currently expect our sales volumes in 2009 will be lower as compared to 2008, we expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  We believe average selling prices in 2009 will decline from year-end 2008 levels during the first half of the year but we anticipate prices will rise during the second half of 2009, which should result in slightly higher average worldwide TiO2 selling prices for the year.  To mitigate the negative impact of our significantly reduced production volumes, we are reducing our operating costs where possible, including maintenance expenditures and personnel costs.

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

We believe that our annual attainable production capacity for 2009 is approximately 532,000 metric tons.  We expect our production volumes in 2009 will be significantly lower than our attainable capacity.  We currently expect we will operate at 70% to 80% of our attainable production capacity in 2009. Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

Component Products -

The key performance indicator for our Component Products Segment is operating income margin.

	Three months ended March 31,
	2008	2009	% Change

Net sales	$40.5	$28.5	(30)%
Cost of sales	31.1	23.7	(24)

Gross margin	$9.4	$4.8	(49)%

Operating income (loss)	$3.0	$(1.0)

Percent of net sales:
Cost of sales	77%	83%
Gross margin	23	17
Operating income	7	(3)

Net Sales - Our Component Products Segment’s sales decreased in the first quarter of 2009 as compared to 2008 primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America.  We estimate the unfavorable effect of relative changes in currency exchange rates decreased our net sales by $.6 million.

Cost of Sales - Our Component Products Segment’s cost of sales percentage increased 6% in the first quarter of 2009 as compared to the same period in 2008 due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under utilization of capacity partially offset by cost reductions implemented in response to lower sales and the impact of relative changes in currency exchange rates.

Operating Income (Loss) - Our Component Products Segment had an operating loss in the first quarter of 2009 primarily due to lower operating margins discussed above and lower sales volumes.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan.  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.    Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Component Products Segment’s sales and operating loss in 2009 as compared to 2008.

Three months ended March 31, 2009 vs. 2008
Increase (decrease) in millions
Impact on:
Net sales	$ (.6)
Operating income (loss)	.7

Outlook – Demand for our products continues to slow as customers react to the condition of the overall economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  While the cost of commodity raw materials declined from the fourth quarter of 2008, we currently expect these costs to continue to be volatile in 2009.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

As discussed in Note 13 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against CompX for patent infringement.  We have denied the allegations of patent infringement and are seeking to have the claims dismissed.  While we currently believe that our disposition of these claims should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity, we could incur costs defending against such claims that could be material.

Waste Management -

	Three months ended
	March 31,
	2008	2009
	(In millions)

Net sales	$.9	$.8
Cost of sales	3.3	4.6

Gross margin	$(2.4)	$(3.8)

Operating loss	$(4.4)	$(6.5)

General – We have operated WCS’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low-level radioactive wastes (“LLRW”).  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008 and expect this facility to be complete in the second half of 2009.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  Construction of the LLRW site is currently expected to commence in the third quarter of 2009, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in the third quarter of 2010.  While construction for byproduct and LLRW disposal facilities is still in progress, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts, and to treat and store a broad range of low-level and mixed LLRW.

Net Sales and Operating Loss – Our Waste Management Segment’s sales were lower during 2009 compared to 2008, and our Waste Management operating loss higher, due to lower utilization of our waste management services, primarily because we have not been able to undertake new projects without the receipt of our pending licenses and completion of our new disposal facilities.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

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

We believe WCS can become a viable, profitable operations; however, we do not know if we will be successful in improving WCS’s cash flows.  We have in the past, and we may in the future, consider strategic alternatives with respect to WCS.  We could report a loss in any such strategic transaction.

General Corporate Items, Interest Expense, Provision for Income Taxes and Minority Interest - 2008 Compared to 2009

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2008 and 2009 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million in each of the first quarter of 2008 and 2009.

Insurance Recoveries – Insurance recoveries relate to amounts NL received from certain of its insurance carriers, as reimbursement of prior defense costs incurred by NL in connection with litigation.  We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future litigation defense costs.  The insurance recoveries in 2008 and 2009 include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from the carriers for past defense costs incurred because of certain issues that arise regarding which defense costs qualify for reimbursement.

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

Other income – In the first quarter of 2009, we recognized a pre-tax litigation settlement gain of $11.9 million related to amounts we received in the first quarter of 2009 in recovery of past environmental remediation and related legal costs we had previously incurred.  See Note 13 to our Condensed Consolidated Financial Statements.  Also in the first quarter of 2009 we recognized a $6.4 million gain on the sale of the assets of our research, laboratory and quality control business to Amalgamated Sugar Company LLC. See Note 10 to our Condensed Consolidated Financial Statements.

Corporate Expenses, Net - Corporate expenses were 49% higher at $8.3 million in the first quarter of 2009 compared to $5.6 million in the same period in 2008. Corporate expenses increased primarily due to higher defined benefit pension expense attributable to certain previously–disposed operations, which was, partially offset by lower litigation and related costs in 2009. Included in corporate expense are:

•	litigation and related costs at NL of $2.5 million in 2009 compared to $3.1 million in 2008 and
•	environmental expenses of $.9 million in 2009, compared to a credit of $.1 million in 2008.

We expect that corporate expenses in 2009 will continue to be higher than in 2008, in part due to higher pension expense and higher expected litigation and related expenses at NL.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  If these events were to occur during 2009, our corporate expenses would be higher than our current estimates. See Note 13 to our Condensed Consolidated Financial Statements.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  KII has euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding.  The interest expense we recognize on these fixed rate Notes varies with fluctuations in the euro exchange rate.

Interest expense decreased to $16.0 million in the first quarter of 2009 from $17.4 million in the first quarter of 2008.  Interest expense was lower in 2009 primarily due to the favorable effects of currency exchange rates on our European debt and lower debt balances at CompX.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2009 as compared to 2008 due to continued higher average balances of outstanding borrowings in 2009.

Income Tax Benefit – Our income tax benefit was $9.2 million in the first quarter of 2009 compared to $1.3 million in the first quarter of 2008. Our tax rate varies as the contribution of income from our business units changes.

We have substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At March 31, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and we  generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2009 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Income (Loss) of Subsidiaries – Noncontrolling loss was $3.4 million in the first quarter of 2009 compared to income of $.1 million in the first quarter of 2008.  In the first quarter of 2009 we had operating losses at each of NL, Kronos and CompX.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows used in our operating activities decreased from $33.6 million in the first three months of 2008 to $18.8 million in the first three months of 2009.  This $14.8 million net decrease in the amount of cash used was primarily due to the net effects of the following items:

•	lower consolidated operating income in 2009 of $42.6 million, due to the operating losses at all of our segments in 2009;
•
higher cash paid for income taxes in 2009 of $3.5 million due in part to the cash income taxes generated from the first quarter 2009 litigation settlement gain and sale of a business, both as discussed above;

•	proceeds from a litigation settlement of $11.8 million received in January 2009;
•	net contributions to our TiO2 joint venture in 2009 of $1.8 million compared to distributions of $1.4 million in 2008 due to relative changes in its cash requirements; and
•	lower net cash used by changes in receivables, inventories, payables and accrued liabilities in 2009 of $50.7 million, primarily due to decreases in Kronos’ inventory levels.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2008 to March 31, 2009 due to the timing of collection on higher accounts receivable balances at the end of March;

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2008 to March 31, 2009 as our TiO2 sales volumes exceeded our TiO2 production volumes during the quarter;

•	CompX’s average DSO increased from December 31, 2008 to March 31, 2009 due to the timing of collection of lower accounts receivables balance at the end of March; and

•
CompX’s average DSI increased from December 31, 2008 to March 31, 2009 primarily due lower sales volumes in the first quarter which impacted the DII calculation though CompX’s overall inventory declined in the first quarter.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	March 31,	December 31,	March 31,
	2007	2008	2008	2009

Kronos:
DSO	63 days	72 days	64 days	68 days
DII	59 days	64 days	113 days	64 days

CompX:
DSO	44 days	43 days	41 days	44 days
DII	63 days	75 days	70 days	80 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2008	2009
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$(28.9)	$(17.4)
CompX	2.4	(.3)
Waste Control Specialists	(2.1)	(8.5)
NL Parent	1.4	.6
Tremont	.1	10.9
Valhi exclusive of subsidiaries	11.6	12.2
Other	(.1)	1.2
Eliminations	(18.0)	(17.5)

Total	$(33.6)	$(18.8)

Investing and Financing Activities –

We spent $19.3 million in capital expenditures during the first three months of 2009 as follows:

•	$11.4 million in our Chemicals Segment;
•	$7.6 million in our Waste Management Segment.
•	$.3 million in our Component Products Segment; and

We had the following market transactions during the three months of 2009:

•	purchased Kronos common stock for $.1 million;
•	purchased other marketable securities of $3.1 million; and
•	sold other marketable securities for proceeds of $2.2 million.

Also during the first quarter of 2009 we received proceeds from the sale of the assets of our research, laboratory and quality control business of $6.8 million.

During the first three months of 2009, we borrowed a net euro 21.0 million ($28.9 million when borrowed/repaid) under Kronos’ European bank credit facility, a net $16.5 million under Kronos’ U.S. bank credit facility and a net $10.7 million under our bank credit facility.  CompX repaid $.3 million on its promissory note to TIMET during the first quarter.  We paid aggregate cash dividends of $11.4 million ($.10 per share per quarter) on our common stock in the first quarter of 2009.  Distributions to noncontrolling interest in the first three months of 2009 are primarily comprised of CompX dividends paid to shareholders other than NL.

One of our subsidiaries issued a nominal amount of common stock upon the exercise of stock options in the first quarter of 2009.

Outstanding Debt Obligations

At March 31, 2009, our consolidated third-party indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($538.2 million) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	KII's European revolving credit facility ($68.9 million outstanding) due in 2011;
•	CompX’s promissory note payable to TIMET ($42.7 million outstanding) which has quarterly principal repayments of $250,000 and is due in 2014;
•	Kronos’ U.S. revolving credit facility ($30.2 million outstanding) due in 2011;
•	Valhi’s revolving credit facility ($18.0 million outstanding) due in 2009; and
•	approximately $4.2 million of other indebtedness.

Kronos’ Canadian credit facility matured in January 2009.  Prior to maturity we and the lender temporarily extended the borrowing terms of this agreement on a month-to-month basis, and we are in the process of renegotiating this facility.  We expect a new agreement in place in the second quarter of 2009.   At March 31, 2009 there were no amounts outstanding under this facility.  See Note 7 to our Condensed Consolidated Financial Statements.

Under the cross-default provisions of Kronos’ 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if our European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of Kronos’ European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or their parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos.  The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to their stated maturity.

Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  None of our credit agreements contain provisions that link the debt payment rates or schedules or borrowing availability to our or any of our subsidiaries’ credit ratings.  On March 20, 2009, the lenders associated with Kronos’ European credit facility waived compliance with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the amended revolving credit facility, for the 12-month period ending March 31, 2009.  Among other things, the waiver moved the next required financial ratio measurement period to the 12-month period ending April 30, 2009.  On April 29, 2009, the lenders waived compliance with the required financial ratio for the 12-month period ending April 30, 2009.  Among other things, the waiver moved the next required financial ratio measurement period to the 12-month period ending June 15, 2009.  We did not pay any fee to the lenders to obtain either waiver.  Absent receiving the waiver Kronos would have been in violation of the above financial ratio.  In addition, we believe it is probable that Kronos will not be able to comply with this financial ratio for the next 12-month period; as a result we have classified the outstanding balance of the European credit facility as a current liability at March 31, 2009.  In 2009, we reduced our production levels in response to the current economic environment, which has favorably impacted our liquidity and cash flows by reducing our inventory levels.  We expect to continue to maintain reduced levels of production for the remainder of 2009.  However, the reduced capacity utilization levels will negatively impact our Chemicals Segments’ 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing Kronos European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher interest rate on outstanding borrowings and/or pay a fee to the lenders as part of agreeing to an amendment or waiver.

In the event we are not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we should be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

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

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units.  As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities.  Such activities have in the past and may in the future involve related companies.  From time to time we and our subsidiaries may enter into intercompany loans as a cash management tool.  Such notes are structured as revolving demand notes and pay and receive interest on terms we believe are more favorable than current debt and investment market rates.  The companies that receive these notes have sufficient borrowing capacity to repay the notes at anytime upon demand.  All of these notes and related interest expense and income are eliminated in our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2010).  In this regard, see the discussion above in “Outstanding Debt Obligations.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2009, we had credit available under existing facilities of $165.4 million, which was comprised of:

•	$72.6(1) million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$55.3 million under Valhi’s revolving bank credit facility; and
•	$37.5 million under CompX’s revolving credit facility.

(1)	Includes $39.2 million under the European Credit facility which cannot currently be drawn upon because we are not in compliance with a debt ratio as noted above.

At March 31, 2009, we had an aggregate of $84.1 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Kronos	$32.4
NL Parent	23.4
CompX	11.8
Tremont	7.7
Valhi exclusive of its subsidiaries	6.1
Waste Control Specialists	2.7

Total cash, cash equivalents and marketable securities	$84.1

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2009 will be approximately $103 million including approximately $70 million at our Waste Management Segment.  Our Waste Management Segment received a byproduct disposal license in 2008 and pending some administrative matters expects to receive its LLRW license in the second quarter of 2009.  With the receipt of these licenses, WCS has begun construction of a byproduct disposal facility which is expected to be completed in the second half of 2009 and a LLRW facility which is expected to begin construction in the second quarter of 2009.  Approximately $43 million of WCS’ planned capital spending relate to these new facilities.  WCS is currently seeking financing to fund construction of these facilities, and a delay in obtaining such financing could result in a delay in the commencement of constructing the LLRW facility.  In March 2009, the Andrews County Commissioners’ Court ordered a May 9, 2009 election on the potential bond sale of up to $75 million to provide financing for the construction.  We can provide no assurance that the bonds will be approved or issued.

With the exception of our Waste Management Segment, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.  We are limiting 2009 investments to those expenditures required to meet our lower expected customer demand and those required to properly maintain our facilities.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At March 31, 2009 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations described in Note 9 to our Condensed Consolidated Financial Statements.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2009 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In February 2009, Kronos’ board voted to suspend its quarterly dividend after considering the challenges and opportunities that exist in the Ti02, pigment industry and we do not currently expect to receive a dividend from Kronos in 2009. NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at March 31, 2009, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2009.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our subsidiaries under the terms of a revolving credit facility that matures in March 2010.  WCS borrowed a net $16.4 million from our subsidiary during the first three months of 2009.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $23.2 million at March 31, 2009 and $6.8 million at December 31, 2008.  We expect that WCS will likely borrow additional amounts during the remainder of 2009 from our subsidiary.

Investment in The Amalgamated Sugar Company LLC –

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC.  We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month.  To the extent the LLC's distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered.  Based on the LLC's current projections for 2009, we expect distributions received from the LLC in 2008 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in Notes 11 and 13 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;
•	certain environmental remediation matters involving NL, Tremont and Valhi;
•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
•	certain other litigation to which we are a party.

In addition to those legal proceedings described in Note 13 to our Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

See Note 15 to our Condensed Consolidated Financial Statements

Critical Accounting Policies

There have been no changes in the first three months of 2009 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2008 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, please refer to Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Annual Report.  There have been no material changes in these market risks during the first three months of 2009.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  See Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.       Legal Proceedings.

In addition to the matters discussed below, please refer to Note 13 to our Condensed Consolidated Financial Statements and our 2008 Annual Report.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  In March 2009, the trial court denied the defendants motion to decertify the class.

City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066).  In April 2009, the Wisconsin Supreme Court denied the plaintiff’s petition for review.  This decision concludes the case in our favor.

Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425).  In April 2009, the trial court denied our motion for summary judgment.

Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)).  In March 2009, the class certification motion in the other case was denied.  The stay of the Evans case remains in effect.

In November 2007, we were served with a complaint in United States of America v. Halliburton Energy Services, Inc., et al. (U.S. District Court, Southern District of Texas, Civil Action No. 07-cv-03795).  The complaint seeks to recover past costs the EPA incurred to conduct removal actions at three sites in Texas where Gulf Nuclear, Inc. disposed of radioactive waste.  The complaint alleges that a former NL division sent waste to Gulf Nuclear for disposal.  NL tendered the suit to Halliburton Energy Services, Inc. (“Halliburton”) pursuant to a defense and indemnification obligation assumed as a result of Halliburton’s past acquisition of NL’s former petroleum services business.  Halliburton has denied any obligation to defend and indemnify NL.  NL has filed a claim against Halliburton to enforce NL’s rights.  NL has denied all liability and is defending vigorously against all claims brought by the U.S.  The case is proceeding in the trial court.

Margaret's Creek Directive from New Jersey Department of Environmental Protection.  NJDEP has referred the site to the EPA, and the EPA proposed that the site be added to the National Priorities List in the April 2009 Federal Register Notice as the “Raritan Bay Slag Site.”

Item 1A.    Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2008 Annual report.  There have been no material changes to such risk factors during the first three months of 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds;
                 Share Repurchases.

In January 2009, our consolidated subsidiary NL, purchased shares of our common stock in open market transactions.  Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock.  The following table discloses certain information regarding the shares of our common stock purchased by NL in January 2009 (the only treasury stock purchases during the first quarter of 2009).  NL’s purchases of our common stock did not reduce the number of shares Valhi may purchase under our publicly announced repurchase plans.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

January 1, 2009 to January 31, 2009	2,806	$11.76	- 0 -	4,006,600

Item 6.       Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date May 6, 2009	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date May 6, 2009	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)