Form 10-Q
period 2009-08-06
VALHI INC /DE/
filed 2009-08-06
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

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

*	The registrant has not yet been phased into the interactive data requirements.

Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer     Accelerated filer  X  non-accelerated filer     smaller reporting company    .

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

Number of shares of the Registrant's common stock outstanding on July 31, 2009:  113,603,955.

VALHI, INC. AND SUBSIDIARIES

Items 2, 3 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2008	June 30, 2009
		(unaudited)

Current assets:
Cash and cash equivalents	$37.0	$100.0
Restricted cash equivalents	9.4	9.1
Marketable securities	8.8	7.1
Accounts and other receivables, net	205.2	231.9
Inventories, net	408.5	267.7
Prepaid expenses and other	15.4	12.9
Deferred income taxes	12.1	12.0

Total current assets	696.4	640.7

Other assets:
Marketable securities	272.0	275.3
Investment in affiliates	124.0	118.8
Goodwill	396.8	396.8
Other intangible assets	2.0	1.7
Deferred income taxes	166.4	195.8
Other assets	90.8	92.3

Total other assets	1,052.0	1,080.7

Property and equipment:
Land	46.4	51.5
Buildings	268.5	280.9
Equipment	1,025.3	1,079.6
Mining properties	30.3	59.4
Construction in progress	58.2	61.9
	1,428.7	1,533.3
Less accumulated depreciation	787.7	864.2

Net property and equipment	641.0	669.1

Total assets	$2,389.4	$2,390.5

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND EQUITY	December 31, 2008	June 30, 2009
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$9.4	$120.1
Accounts payable and accrued liabilities	275.2	268.2
Income taxes	4.9	5.9
Deferred income taxes	4.7	4.7

Total current liabilities	294.2	398.9

Noncurrent liabilities:
Long-term debt	911.0	873.4
Deferred income taxes	346.6	348.4
Accrued pension costs	146.1	140.0
Accrued postretirement benefits costs	29.3	29.6
Accrued environmental costs	41.3	38.1
Other liabilities	78.8	79.2

Total noncurrent liabilities	1,553.1	1,508.7

Equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	-	-
Accumulated deficit	(109.8)	(171.2)
Accumulated other comprehensive loss	(51.0)	(40.7)
Treasury stock	(38.9)	(38.9)

Total Valhi stockholders' equity	468.8	417.7

Noncontrolling interest in subsidiaries	73.3	65.2

Total equity	542.1	482.9

Total liabilities and equity	$2,389.4	$2,390.5

Commitments and contingencies (Notes 11 and 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(unaudited)

Revenues and other income:
Net sales	$436.1	$312.1	$810.1	$589.4
Other income, net	12.5	20.8	17.5	51.0

Total revenues and other income	448.6	332.9	827.6	640.4

Costs and expenses:
Cost of sales	369.7	295.9	680.1	568.6
Selling, general and administrative	65.7	53.9	124.0	105.3
Assets held for sale write-down	-	.7	-	.7
Interest	17.7	16.7	35.1	32.7

Total costs and expenses	453.1	367.2	839.2	707.3

Loss before income taxes	(4.5)	(34.3)	(11.6)	(66.9)

Income tax benefit	(5.6)	(13.7)	(6.9)	(22.9)

Net income (loss)	1.1	(20.6)	(4.7)	(44.0)

Noncontrolling interest in net income (loss) of subsidiaries	1.3	(1.6)	1.4	(5.0)

Net loss attributable to Valhi stockholders	$(.2)	$(19.0)	$(6.1)	$(39.0)

Amounts attributable to Valhi stockholders:

Basic and diluted net loss per share	$-	$(.16)	$(.05)	$(.34)

Cash dividends per share	$.10	$.10	$.20	$.20

Basic and diluted weighted average shares outstanding	114.4	114.3	114.4	114.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net loss	$(4.7)	$(44.0)
Depreciation and amortization	34.1	29.2
Gain on sale of business	-	(6.3)
Gain on litigation settlement	-	(11.1)
Assets held for sale write-down	-	.7
Benefit plan expense greater (less) than cash funding requirements:		>
Defined benefit pension expense	(7.0)	(2.4)
Other postretirement benefit expense	.2	.1
Deferred income taxes	(13.5)	(30.6)
Net distributions from Ti02 manufacturing joint venture	2.9	4.6
Other, net	3.2	2.8
Change in assets and liabilities:
Accounts and other receivables, net	(73.0)	(23.6)
Inventories, net	14.9	139.0
Accounts payable and accrued liabilities	1.3	(20.3)
Accounts with affiliates	10.4	(2.5)
Income taxes	(6.8)	1.8
Other, net	(2.0)	5.3

Net cash provided by (used in) operating Activities	(40.0)	42.7

Cash flows from investing activities:
Capital expenditures	(40.6)	(38.4)
Capitalized permit costs	(7.2)	(4.2)
Purchases of CompX common stock	(1.0)	-
Purchases of marketable securities	(5.6)	(4.1)
Proceeds from disposal of marketable securities	4.9	3.5
Proceeds from sale of business	-	6.7
Proceeds from real estate-related litigation settlement	-	11.8
Change in restricted cash equivalents, net	(4.5)	.4
Other, net	1.7	.3

Net cash used in investing activities	(52.3)	(24.0)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Six months ended June 30,
	2008	2009
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$216.6	$210.0
Principal payments	(181.9)	(142.7)
Deferred financing costs paid	(.9)	(.1)
Purchases of Kronos common stock	-	(.1)
Valhi cash dividends paid	(22.7)	(22.7)
Distributions to noncontrolling interest in subsidiaries	(3.7)	(2.5)
Issuance of common stock and other	-	.1

Net cash provided by financing activities	7.4	42.0

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(84.9)	60.7
Currency translation	2.0	2.3
Cash and cash equivalents at beginning of period	138.3	37.0

Cash and cash equivalents at end of period	$55.4	$100.0

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$35.4	$32.4
Income taxes, net	3.8	4.0
Accrual for capital expenditures	6.0	10.5
Accrual for capitalized permit costs	.9	1.6

Noncash investing activities -
Note receivable from sale of business	-	.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Six months ended June 30, 2009

(In millions)

	Valhi Stockholders’ Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury	controlling	Total	Comprehensive
	stock	stock	capital	deficit	loss	stock	interest	equity	income (loss)

	(unaudited)

Balance at December 31, 2008	$667.3	$1.2	$-	$(109.8)	$(51.0)	$(38.9)	$73.3	$542.1

Net loss	-	-	-	(39.0)	-	-	(5.0)	(44.0)	$(44.0)

Other comprehensive income (loss), net	-	-	-	-	10.3	-	(.3)	10.0	10.0

Equity transactions with noncontrolling interest, net	-	-	.3	-	-	-	(.3)	-	-

Cash dividends	-	-	(.3)	(22.4)	-	-	(2.5)	(25.2)	-

Balance at June 30, 2009	$667.3	$1.2	$-	$(171.2)	$(40.7)	$(38.9)	$65.2	$482.9

Comprehensive loss									$(34.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which through its subsidiaries owns approximately 94% of our outstanding common stock at June 30, 2009.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the SEC on March 12, 2009 (the “2008 Annual Report”), except as disclosed in Note 15.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the adjustment to the carrying value of assets held for sale discussed in Note 5) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  Our results of operations for the interim periods ended June 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% owned at June 30, 2009

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our ownership of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our ownership of CompX is through NL.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)

Net sales:
Chemicals	$391.8	$282.1	$724.4	$530.1
Component products	43.7	29.2	84.2	57.7
Waste management	.6	.8	1.5	1.6

Total net sales	$436.1	$312.1	$810.1	$589.4

Cost of sales:
Chemicals	$333.3	$268.4	$609.3	$512.8
Component products	32.7	23.0	63.8	46.7
Waste management	3.7	4.5	7.0	9.1

Total cost of sales	$369.7	$295.9	$680.1	$568.6

Gross margin:
Chemicals	$58.5	$13.7	$115.1	$17.3
Component products	11.0	6.2	20.4	11.0
Waste management	(3.1)	(3.7)	(5.5)	(7.5)

Total gross margin	$66.4	$16.2	$130.0	$20.8

Operating income (loss):
Chemicals	$10.8	$(20.0)	$21.8	$(45.5)
Component products	4.5	(.9)	7.5	(1.9)
Waste management	(5.5)	(6.7)	(9.9)	(13.2)

Total operating income (loss)	9.8	(27.6)	19.4	(60.6)

Equity in losses of investee	(.2)	-	(.6)	(.7)

General corporate items:
Securities earnings	11.0	6.6	17.6	13.0
Insurance recoveries	1.6	2.0	1.7	2.7
Gain on litigation settlements	-	11.1	-	23.0
Gain on sale of business	-	(.1)	-	6.3
General expenses, net	(9.0)	(9.6)	(14.6)	(17.9)
Interest expense	(17.7)	(16.7)	(35.1)	(32.7)

Loss before income taxes	$(4.5)	$(34.3)	$(11.6)	$(66.9)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.  Component Products operating income in the second quarter and first six months of 2009 includes the effects of a $.7 million adjustment to the carrying value of assets held for sale discussed in Note 5.

Note 3 – Accounts and other receivables, net:

	December 31, 2008	June 30, 2009
	(In millions)

Accounts receivable	$194.9	$230.3
Refundable income taxes	1.6	.9
Receivable from affiliates	.1	-
Other receivables	11.3	3.5
Allowance for doubtful accounts	(2.7)	(2.8)

Total	$205.2	$231.9

Note 4 -                           Inventories, net:

	December 31, 2008	June 30, 2009
	(In millions)

Raw materials:
Chemicals	$67.1	$50.4
Component products	7.5	6.4

Total raw materials	74.6	56.8

Work in process:
Chemicals	19.8	14.5
Component products	8.2	6.9

Total in-process products	28.0	21.4

Finished products:
Chemicals	243.8	126.3
Component products	6.9	5.4

Total finished products	250.7	131.7

Supplies (primarily chemicals)	55.2	57.8

Total	$408.5	$267.7

Note 5 - Other noncurrent assets:

	December 31, 2008	June 30, 2009
	(In millions)

Marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
Titanium Metals Corporation (“TIMET”)	20.1	20.9
Other	1.9	4.4

Total	$272.0	$275.3

Investment in affiliates:
TiO2 manufacturing joint venture	$105.6	$101.0
Other	18.4	17.8

Total	$124.0	$118.8

Other assets:
Waste disposal site operating permits, net	$43.7	$49.2
NL note receivable	15.0	15.0
IBNR receivables	7.5	7.8
Deferred financing costs	7.1	6.2
Other	17.5	14.1

Total	$90.8	$92.3

Our noncurrent marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, except for our investment in The Amalgamated Sugar Company.  Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs as defined by SFAS No. 157.  Please refer to Note 4 in our 2008 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated.  There have been no changes to the carrying value of this investment during the periods presented.  See Note 14.

Other noncurrent assets includes assets held for sale at our Component Products Segment.  The two properties (primarily land, buildings and building improvements) were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Since that time, and as weak economic conditions have continued longer than expected, we concluded that it was unlikely we would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities, which prices are Level 2 inputs as defined by SFAS No. 157.  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $.7 million to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.

Note 6 -                           Accounts payable and accrued liabilities:

	December 31, 2008	June 30, 2009
	(In millions)

Current:
Accounts payable	$121.0	$99.7
Employee benefits	33.6	31.1
Payable to affiliates:
Louisiana Pigment Company	14.3	10.7
Contran – trade items	9.7	11.3
Contran – income taxes, net	1.3	1.5
TIMET	.5	.2
Accrued sales discounts and rebates	14.9	13.6
Environmental costs	11.6	12.2
Deferred income	8.4	16.0
Interest	7.9	8.3
Reserve for uncertain tax positions	.2	.6
Other	51.8	63.0

Total	$275.2	$268.2

Noncurrent:
Reserve for uncertain tax positions	$50.4	$51.8
Insurance claims and expenses	13.5	12.4
Employee benefits	9.1	9.1
Other	5.8	5.9

Total	$78.8	$79.2

Note 7 - Long-term debt:

	December 31, 2008	June 30, 2009
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0
Revolving bank credit facility	7.3	35.3
Promissory note payable to Contran	-	10.0
Total Valhi debt	257.3	295.3

Subsidiary debt:
Kronos International: 6.5% Senior Secured Notes	560.0	561.3
European bank credit facility	42.2	71.8
CompX promissory note payable to TIMET	43.0	42.2
Kronos U.S. bank credit facility	13.7	15.6
Other	4.2	7.3

Total subsidiary debt	663.1	698.2

Total debt	920.4	993.5

Less current maturities	9.4	120.1

Total long-term debt	$911.0	$873.4

During the first six months of 2009, we borrowed a net $28.0 million under our Valhi bank credit facility with an average interest rate on these outstanding borrowings of 3.25% at June 30, 2009.  On July 30, 2009, we and the banks agreed to terminate our $85 million bank credit facility, at which time we entered into a revolving credit facility with Contran pursuant to which we can borrow up to $70 million from Contran.  The revolving credit facility with Contran is unsecured, generally bears interest at prime plus 2.5% and is due on demand and in no event later than July 31, 2012.  We had $19.3 million outstanding under our revolving bank credit facility at July 30, 2009 when we terminated the facility, and we borrowed an equal amount under our Contran revolving facility to repay and terminate the bank facility.

In April 2009, one of our wholly-owned subsidiaries entered into a $10 million unsecured demand promissory note agreement with Contran.  The variable rate note bears interest at prime less 1.5% and matures on December 31, 2010.  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced.  The subsidiary used the proceeds from these borrowings from Contran to make loans to WCS.

During the first six months of 2009, we borrowed a net euro 21.0 million ($29.6 million) under Kronos’ European bank credit facility and a net $1.9 million under Kronos’ U.S. bank credit facility.  The average interest rates on these outstanding borrowings at June 30, 2009 were 3.14% and 3.25%, respectively.

Our Chemicals Segment also has a Cdn. $30 million revolving credit facility that had a maturity date of January 15, 2009.  Prior to maturity we and the lender temporarily extended the borrowing terms of this agreement on a month-to-month basis, and we are in the process of renegotiating this facility. We expect a new agreement to be in place in the third quarter 2009.  At June 30, 2009, no amounts were outstanding under the facility.

Under the cross-default provisions of Kronos’ 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if our European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of Kronos’ European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or its parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to its stated maturity in the event of the bankruptcy of Kronos.  The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to its stated maturity.

Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 Kronos reduced its production levels in response to the current economic environment, which has favorably impacted its liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted its 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, lower sales negatively impacted our results of operations in the first half of 2009.  As a result, Kronos did not expect it would be able to maintain compliance under its European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009. On March 20, 2009, the lenders associated with our European revolving credit facility waived compliance with such required financial ratio for the 12-month period ending March 31, 2009.  The lenders subsequently waived compliance with this financial ratio two additional times, and currently the lenders have waived compliance through the 12-month period ending August 31, 2009.  We did not pay any fee to the lenders to obtain these waivers.  Absent receiving the waivers we would have been in violation of this financial ratio.  In addition, we believe it is probable that we will not be able to comply with this financial ratio for the remainder of 2009. As a result, we have classified the outstanding balance of the European credit facility as a current liability at June 30, 2009.

We have been involved in discussions with the lenders to amend the terms of the existing European revolving credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings and/or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we are not successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$1.8	$1.8	$3.5	$3.6
Interest cost	7.7	6.8	15.0	13.4
Expected return on plan assets	(8.2)	(5.5)	(16.2)	(10.7)
Amortization of prior service cost	.3	.3	.5	.6
Amortization of net transition obligations	.1	.1	.2	.2
Recognized actuarial losses	1.1	1.9	2.3	3.7

Total	$2.8	$5.4	$5.3	$10.8

Postretirement benefits - The components of our net periodic postretirement benefit cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$.1	$-	$.2	$.1
Interest cost	.7	.6	1.1	1.0
Amortization of prior service credit	(.1)	(.1)	(.2)	(.2)
Recognized actuarial losses (gains)	-	(.1)	.1	(.1)

Total	$.7	$.4	$1.2	$.8

Contributions - We expect our 2009 contributions for our pension and other postretirement benefit plans to be consistent with the amounts we disclosed in our 2008 Annual Report.

Note 9 – Stockholders’ equity – share repurchases:

Our board of directors has previously authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries.  We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to completion.  We will use cash on hand to acquire the shares.  Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  We did not purchase any shares of our common stock during the first six months of 2009, and at June 30, 2009, approximately 4.0 million shares were available for purchase under the repurchase authorization.

Note 10 - Other income, net:

	Six months ended June 30,
	2008	2009
	(In millions)

Securities earnings:
Dividends and interest	$18.2	$13.1
Securities transactions, net	(.6)	(.1)

Total securities earnings	17.6	13.0

Equity in losses of investee	(.6)	(.7)
Currency transactions, net	(2.9)	6.4
Insurance recoveries	1.7	2.7
Gain on litigation settlements	-	23.0
Gain on sale of business	-	6.3
Other, net	1.7	.3

Total	$17.5	$51.0

The gains on litigation settlements are discussed in Note 13 and consist of an $11.9 million gain recognized by Tremont in the first quarter of 2009 and an $11.1 million gain recognized by NL in the second quarter of 2009.  We provided certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. In January 2009, we sold our research, laboratory and quality control business to the LLC for an aggregate sales price of $7.5 million, consisting of $6.7 million in cash paid at closing and $500,000 payable in February 2010 and $250,000 payable in February 2011.  The amounts payable in 2010 and 2011 do not bear interest, and we recognized the payable at their aggregate net present value of approximately $.7 million.  We recognized a pre-tax gain of $6.3 million from the sale of this business.  The revenues, pre-tax income and total assets of the operations sold are not material in any period presented.

Interest income in the first six months of 2008 includes $4.3 million related to certain escrow funds received by NL.

Note 11 - Income tax benefit:

	Six months ended June 30,
	2008	2009
	(In millions)

Expected tax benefit, at U.S. federal statutory income tax rate of 35%	$(4.0)	$(23.4)
Incremental U.S. tax and rate differences on Equity in earnings	2.8	(4.9)
Non-U.S. tax rates	-	1.8
Nondeductible expenses	-	2.2
Nontaxable income	-	(.9)
German tax attribute adjustment	(7.2)	-
Change in reserve for uncertain tax positions	1.0	1.2
U.S. state income taxes, net	.3	.8
Other, net	.2	.3

Income tax benefit	$(6.9)	$(22.9)

Tax authorities are continuing to examine certain of our foreign tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by $3.7 million within the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes.

Note 12 - Noncontrolling interest in subsidiaries:

	December 31, 2008	June 30, 2009
	(In millions)

Noncontrolling interest in subsidiaries:
NL Industries	$45.8	$40.4
Kronos Worldwide	15.6	13.5
CompX International	11.9	11.3

Total	$73.3	$65.2

	Six months ended June 30,
	2008	2009
	(In millions)

Noncontrolling interest in net income (loss) of subsidiaries:
NL Industries	$.6	$(2.4)
Kronos Worldwide	.3	(2.3)
CompX International	.5	(.3)

Total	$1.4	$(5.0)

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

Six months ended June 30, 2009
(In millions)

Net loss attributable to Valhi stockholders	$(39.0)

Transfers (to) from noncontrolling interest:
Increase in additional paid-in capital for purchase of 14,000 shares of Kronos common stock	.2
Issuance of subsidiary stock	.1

Net transfers (to) from noncontrolling interest	.3

Net loss attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$(38.7)

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At June 30, 2009, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the first six months of 2009 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$52.9
Additions charged to expense, net	1.2
Payments, net	(3.8)

Balance at the end of the period	$50.3

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$12.2
Noncurrent liability	38.1

Total	$50.3

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At June 30, 2009, we accrued approximately $47 million for those environmental matters related to NL which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $73 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At June 30, 2009, there were approximately 25 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that NL, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property NL owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement. The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing.  The initial closing under the definitive settlement agreement occurred in October 2008.  In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash.  The agreement calls for one final closing that is scheduled to occur in October 2010 and that is subject to, among other things, our receipt of an additional payment.

For financial reporting purposes, we have accounted for the aggregate consideration received in the second quarter 2009 closing of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a pre-tax gain related to such closing based on the difference between the aggregate $11.8 million consideration received and the carrying value of the portion of the property for which we have released our equitable lien in the second closing ($.7 million).  Accordingly, we recognized a pre-tax gain in the second quarter of 2009 of approximately $11.1 million.    Similarly, the cash consideration we received at the second closing is reflected as an investing activity in our Consolidated Statement of Cash Flows.  Our carrying value of the remaining portion of this property, attributable to the portion of the property for which our equitable lien would be released in the third closing, was approximately $.7 million at June 30, 2009.

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

On December 27, 2005, a subsidiary of Tremont filed suit in the United States District Court for the Western District of Arkansas, Hot Springs Division, Case No. 05-6089, against Georgia-Pacific, seeking to recover response costs it had incurred and would incur at the site.  Subsequently, plaintiffs in the Houston litigation agreed to stay that litigation by entering into an amendment with NL, Tremont and its affiliates to the arbitration agreement previously agreed upon for resolving the allocation of costs at the site.  The Tremont subsidiary subsequently also agreed with Georgia Pacific to stay the Arkansas litigation, and subsequently that matter was consolidated with the Houston litigation, where the court agreed to stay the plaintiffs’ claims against Tremont and its subsidiaries, but denied Tremont’s motions to dismiss and to stay the claims made by M-I, Milwhite and Georgia Pacific.

In June and September 2007, the arbitration panel chosen by the parties to address the issues in the Houston litigation discussed above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton and DII are obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site and other sites arising out of NL’s former petroleum services business, and ordered Halliburton to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the Magcobar site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007, Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton and DII filed a motion to vacate such decisions.  A confirmation hearing was held in November 2007, and in March 2008 the court upheld and confirmed the arbitration panel’s decisions.  In April 2008, Halliburton and DII filed a notice of their appeal of the court’s opinion confirming the arbitration awards to the United States Court of Appeals for the Fifth Circuit.  In July 2008, the trial court issued a final judgment pursuant to its March 2008 confirmation, and required that Halliburton and DII post a supersedeas bond in the amount of $14.3 million during the period of the appeal in order to stay enforcement of the monetary award in the judgment.  The nonmonetary portion of the judgment was not stayed.  Also in July 2008, Halliburton and DII filed a motion with the trial court for a new trial or to alter or amend its judgment, and the court subsequently denied such motion.  Halliburton and DII filed a Motion for Relief from the Court’s Confirmation Order and Partial Final Judgment pursuant to Fed.R.Civ.P.60(b) claiming that essential documents had been wrongfully withheld from the arbitration panel.  Subsequently the Court of Appeals for the Fifth Circuit affirmed the lower court ruling and remanded the Rule 60(b) motion back to the trial court.  In February 2009, the court held a hearing on the motion.  In January 2009, Tremont received payment from Halliburton of $11.8 million as partial payment of the monetary judgment against it, and in March 2009 the lower court denied Halliburton’s Rule 60(b) motion.  Accordingly, in the first quarter of 2009 we recognized a litigation settlement gain of $11.9 million, consisting of the $11.8 million received in January 2009 as well as an additional $.1 million in additional legal costs incurred for which Halliburton subsequently reimbursed us.

Tremont and its affiliates (including NL) have also filed counterclaims in the Houston litigation against Halliburton and DII for other similar remediation costs associated with NL and Tremont’s other former historical petroleum services sites, which the panel also found were the obligations of Halliburton and DII.  At the September 26, 2008 hearing the trial court judge agreed to sever these claims from Case No. 05-6089 and consolidate those claims into a Civil Action Case No. H-08-1063 that remains pending with the court.

Other -  We have also accrued approximately $3.6 million at June 30, 2009 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Other litigation

NL - In June 2005, NL received notices from the three minority shareholders of NL Environmental Management Services, Inc., a subsidiary of NL, (“EMS”) indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, NL made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, NL set aside funds as payment for the shares of EMS, but as of June 30, 2009 the former minority shareholders had not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of June 30, 2009 and remains recognized as a current liability in our Condensed Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash equivalents.

In May 2007, NL filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The defendants are us, Contran and certain of our and EMS’s current or former officers or directors.  The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants committed breach of fiduciary duty, civil conspiracy, and breach of contract.  We and EMS filed counterclaims against the former minority shareholders relating to the formation and management of EMS.  The case was tried in July 2009, and the jury returned a verdict in favor of the plaintiffs.  The jury awarded $28.2 million in breach of contract damages and $33.7 million in breach of fiduciary duty damages.  In addition, the jury awarded an aggregate of $145 million in punitive damages associated with the finding of breach of fiduciary duty.  The plaintiffs will be required to elect breach of contract or breach of fiduciary duty damages, and the punitive damages would be awarded only if the fiduciary duty claim is upheld on appeal.  We do not believe that the facts and evidence support the verdict and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  Moreover, we believe that the plaintiffs’ claims are required to be resolved by independent third-parties pursuant to the applicable governing documents, whose findings would be binding on all parties.  We intend to appeal any adverse judgment the court may enter against us and to continue to vigorously defend the matter.  We expect that the jury verdict will be set aside.  At June 30, 2009, we believe that we have adequately accrued for the amount we will ultimately be required to pay to the former minority shareholders in this matter, and our accrual in this regard, recognized by NL is included in other current accrued liabilities.  See Note 6.  The portion of our consolidated other current accrued liabilities recognized by NL is approximately $12.0 million at June 30, 2009.  Such amount could be increased or decreased as further information becomes available or circumstances change.

NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  During the first quarter of 2009, certain of these cases involving multiple plaintiffs were separated into single-plaintiff cases.  As a result, the total number of outstanding cases increased.  Approximately 1,224 of these types of cases remain pending, involving a total of approximately 3,400 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

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

CompX – Humanscale Litigation, International Trade Commission.  On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products are alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009, the ITC agreed to undertake the investigation and set a procedural schedule with a target date of June 14, 2010 for its findings.  The investigation with its attendant discovery by the parties is now underway.  We deny any infringement alleged in the investigation and plan to defend ourselves with respect to any claims of infringement by Humanscale.

Humanscale Litigation, U.S. District Court.  On February 13, 2009, a Complaint for Patent Infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of CompX’s keyboard support arm patents (U.S. 5,037,054 and U.S. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions.  At a hearing before the court held on May 19, 2009 CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay CompX’s counterclaims was denied.  Discovery by the parties with respect to CompX’s claims is proceeding with a trial date set by the court for February 16, 2010.

Accuride Litigation, U.S. District Court.  On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX International Inc. Accuride alleges that CompX Precision Slides Inc. and CompX International Inc. manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097 B2.  Accuride seeks an order declaring willful infringement of one or more claims of the ‘097 patent; an order enjoining CompX from making or selling slides that so infringe; damages for such willful infringement to be at least $1,000,000; plus costs and attorneys’ fees.  On April 24, 2009 CompX was served with a summons in this matter and on May 18, 2009 filed an answer denying any claims of infringement made by Accuride and asserting certain defenses including the invalidity of Accuride’s patent.  Discovery by the parties with respect to Accurides claims of infringement is proceeding with a trial date yet to be set by the court.

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our marketable securities and financial instruments recorded at fair:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2008:
Marketable securities:
Current	$8.8	$-	$8.8	$-
Noncurrent	272.0	21.6	.4	250.0

Currency forward contracts	(1.6)	(1.6)	-	-

June 30, 2009:
Marketable securities:
Current	$7.1	$-	$7.1	$-
Noncurrent	275.3	25.3	-	250.0

Currency forward contracts	.8	.8	-	-

See Note 5 for information on how we determine fair value of our noncurrent marketable securities.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs as defined in SFAS No. 157 based on the foreign currency spot forward rates quoted by banks or foreign currency dealers.

At June 30, 2009 our Chemicals Segment held the following series of short-term forward exchange contracts.

•
An aggregate of $15.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to Cdn. $1.26 per U.S. dollar.  These contracts with U.S. Bank mature from July 2009 through December 2009 at a rate of $2.5 million per month, subject to early redemption provisions at our option.  At June 30, 2009, the actual exchange rate was Cdn. $1.15 per U.S. dollar.

•
An aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.68 to kroner 9.23 per euro.  These contracts with DnB Nor Bank ASA mature from July 2009 through June 2010 at a rate of euro .5 million to euro 1.7 million per month, subject to early redemption provisions at our option.  At June 30, 2009, the actual exchange rate was kroner 9.02 per euro.

The estimated fair value of such currency forward contracts at June 30, 2009 was a $.8 million net asset, which is the net result of $1.3 million recognized as part of Prepaid Expenses and Other and $.5 million recognized as part of Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheet. There is also a corresponding $.8 million currency transaction gain in our Condensed Consolidated Statement of Operations.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2008		June 30, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$46.4	$46.4	$109.1	$109.1
Promissory note receivable	15.0	15.0	15.0	15.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$560.0	$129.4	$561.3	$214.1
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
CompX variable rate promissory note	43.0	43.0	42.2	42.2
Variable rate debt	63.2	63.2	174.9	174.9
Other fixed-rate debt	.9	.9	.7	.7

Noncontrolling interest in:
NL common stock	$45.8	$110.0	$40.4	$60.7
Kronos common stock	15.6	27.6	13.5	15.7
CompX common stock	11.9	8.5	11.3	10.0

Valhi common stockholders' equity	$468.8	$1,223.4	$417.7	$849.6

The fair value of our publicly-traded marketable securities, minority interest in NL Industries, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices, which are Level 1 inputs as defined in SFAS No. 157, Fair Value Measurements, at each balance sheet date.  The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as defined by SFAS No. 157 because the markets in which the Notes trade are not active.  At December 31, 2008 and June 30, 2009, the estimated market price of the 6.5% Notes was approximately euro 230 and euro 380, respectively, per euro 1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input as defined in SFAS No. 157).  Fair values of variable interest rate note receivable and debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 5 and 7.

Note 15 – Recent accounting pronouncements:

Noncontrolling Interest – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis any changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under previous GAAP, such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption, we reclassified our condensed consolidated balance sheet and statement of operations to conform to the new presentation requirements for noncontrolling interest for all periods presented.

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will become effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at June 30, 2009 are marked to market at each balance sheet date and are not accounted for under hedge accounting.  See Note 14.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements.

Other-Than-Temporary-Impairments - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity and  expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material affect on our Condensed Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009 and is included in Note 14 to our Condensed Consolidated Financial Statements.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated for subsequent events though August 6, 2009 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

             GAAP Hierarchy – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.  SFAS No. 168.  establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification is not intended to change GAAP but consolidates all existing GAAP sources into a single set of comprehensive standards.  SFAS No. 168 will become effective for us in the third quarter of 2009 and will not have a material effect on our Condensed Consolidated Financial Statements.

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

We have three consolidated operating segments:

•
Chemicals – Our chemicals segment is operated through our majority ownership of Kronos.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigment products (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.

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

•
Waste Management – WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and is in the process of constructing the byproduct disposal facility, which is expected to begin disposal operations in September 2009.  In January 2009 WCS received a low-level radioactive waste disposal permit, and construction of the low-level radioactive waste facility is currently expected to begin in the fourth quarter of 2009, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in the fourth quarter of 2010.

General

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.   Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact.  Statements in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	Future supply and demand for our products;
•	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
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

•	Competitive products and substitute products;
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation or solvency of our competitors;
•	Demand for high performance marine components;
•	The ability of our subsidiaries to pay us dividends (such as Kronos’ suspension of its dividend in 2009);
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew, amend, refinance or establish credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

•	The ultimate resolution of pending litigation (such as NL's lead pigment litigation, environmental and other litigation and CompX’s patent litigation);
•	Our ability to comply with covenants contained in our revolving bank credit facilities; and
•	Possible future litigation.

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

Operations Overview

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2009 -

We reported a net loss attributable to Valhi stockholders of $19.0 million, or $.16 per diluted share, in the second quarter of 2009 compared to a net loss attributable to Valhi stockholders of $.2 million, or nil per diluted share, in the second quarter of 2008.  Our diluted loss per share increased from 2008 to 2009 primarily due to the net effects of:

•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments in 2009;
•	a gain from the second closing of a litigation settlement in 2009;
•	interest income related to an escrow fund recognized by NL in 2008; and
•	an income tax benefit recognized by our Chemicals Segment in 2008.

Our net loss attributable to Valhi stockholders in 2009 includes (i) a gain of $.05 per diluted share (net of tax and noncontrolling interest) as a result of the second close of a litigation settlement and (ii) income of $.01 per diluted share related to certain insurance recoveries we recognized.

Our net loss attributable to Valhi stockholders in 2008 includes (i) income of $.04 per diluted share (net of noncontrolling interest) related to the adjustment of certain German income tax attributes within our Chemicals Segment, (ii) interest income of $.02 per diluted share related to certain escrow funds of NL and (iii) income of $.01 per diluted share related to certain insurance recoveries we recognized.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009 -

We reported a net loss attributable to Valhi stockholders of $39.0 million, or $.34 per diluted share, in the first six months of 2009 compared to a net loss attributable to Valhi stockholders of $6.1 million, or $.05 per diluted share, in the first six months of 2008.  Our diluted loss per share increased from 2008 to 2009 primarily due to the net effects of:

•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments in 2009;
•	gain from a litigation settlements in 2009;
•	a gain from a sale of a business in 2009;
•	interest income related to an escrow fund recognized by NL in 2008; and
•	an income tax benefit recognized by our Chemicals Segment in 2008.

Our net loss attributable to Valhi stockholders in 2009 includes (i) a gain of $.07 per diluted share as a result of a litigation settlement, (ii) a gain of $.04 per diluted share gain from the sale of a business, (iii) a gain of $.05 per diluted share (net of tax and noncontrolling interest) as a result of the second close of a litigation settlement and (iv) income of $.01 per diluted share related to certain insurance recoveries we recognized.

Our net loss attributable to Valhi stockholders in 2008 includes (i) income of $.04 per diluted share (net of noncontrolling interest) related to the adjustment of certain German income tax attributes within our Chemicals Segment, (ii) interest income of $.02 per diluted share related to certain escrow funds of NL and (iii) income of $.01 per diluted share related to certain insurance recoveries we recognized.

Current Forecast for 2009 –

We expect to report a higher net loss for 2009 as compared to the net loss in 2008 primarily due to the net effects of:
•
lower expected operating income from our Chemicals Segment.   In late 2008, as a result of the decrease in global demand, our Chemicals Segment experienced a build up in inventory levels. In order to decrease inventory levels and improve liquidity, we implemented production curtailments.  Through these curtailments we have successfully reduced our Chemicals Segment’s inventory levels and increased our liquidity, although the resulting curtailments led to a net loss due to the large amount of unabsorbed fixed production costs we charged to expense as incurred; and

•	recording a lower gain from litigation settlements.

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

The factors having the most impact on our reported operating results are:
•	TiO2 average selling prices;
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar);
•	TiO2 sales and production volumes; and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are our TiO2 average selling prices, our levels of TiO2 sales and production volumes.  Ti02 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressure.

	Three months ended June 30,			Six months ended June 30,
	2008	2009	% Change	2008	2009	% Change
	(Dollars in millions)

Net sales	$391.8	$282.1	(28)%	$724.4	$530.1	(27)%
Cost of sales	333.3	268.4	(19)	609.3	512.8	(16)

Gross margin	$58.5	$13.7	(77)	$115.1	$17.3	(85)

Operating income (loss)	$10.8	$(20.0)		$21.8	$(45.5)

Percent of net sales:
Cost of sales	85%	95%		84%	97%
Gross margin	15	5		16	3
Operating income	3	(7)		3	(9)

Ti02 operating statistics:
Sales volumes*	141	114	(19)%	269	211	(22)%
Production volumes*	133	87	(34)	265	151	(43)

Percent change in net sales:
Ti02 product pricing			1%			3%
Ti02 sales volumes			(19)			(22)
Ti02 product mix			(3)			(3)
Changes in currency exchange rates			(7)			(5)

Total			(28)%			(27)%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales decreased 28% in the second quarter of 2009 compared to the second quarter of 2008, and decreased 27% in the first six months of 2009 as compared to the same period in 2008, due to a decline in sales volumes and the unfavorable impact of changes in foreign currency exchange rates, which we estimate decreased sales by approximately $26 million in the quarter and $38 million in the year-to-date period.  Average TiO2 selling prices increased slightly in the second quarter and year-to-date periods as compared to the same periods in 2008.  We expect average selling prices in the second half of 2009 to be higher than average selling prices in the first half of 2009, as discussed below.  The decline in sales volumes is primarily due to the impact of lower demand in our markets resulting from the current economic conditions.

Cost of Sales - Our Chemicals Segment’s cost of sales percentage increased in the second quarter and first six months of 2009 compared to the same periods last year primarily due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes.  Our TiO2 production volumes decreased 34% in the second quarter and 43% in the first six months of 2009 due to temporary plant curtailments during the second quarter and first six months of 2009 that resulted in approximately $30 million and $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the second quarter and first six months of 2009, respectively.   The unabsorbed fixed cost charge was partially offset by $9.3 million and $17.5 million in decreased maintenance costs in the second quarter and first six months of 2009, respectively, and currency fluctuations (primarily the euro).

Operating Income (Loss) - Our Chemicals Segment’s operating income declined in the second quarter and first six months of 2009 primarily due to the decrease in our gross margin and decreased sales volumes.  Our gross margin fell to 5% in the second quarter of 2009 compared to 15% in the second quarter of 2008 and 3% in the first six months of 2009 compared to 16% in the first six months of 2008 as a result of lower sales volumes and higher manufacturing costs resulting from lower production volumes.  We estimate the effect of changes in foreign currency exchange rates positively affected our Chemicals Segment’s operating income by $20 million and $48 million in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008.

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

	Three months ended June 30, 2009 vs. 2008	Six months ended June 30, 2009 vs. 2008
	Increase (decrease) in millions
Impact on:
Net sales	$(26)	$(38)
Operating income	20	48

Outlook - We currently expect our Chemicals Segment’s results of operations will continue to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from reduced production volumes during the first six months of the year and the resulting unabsorbed fixed production costs.  While we operated our Chemicals Segment’s facilities at approximately 58% of capacity during the first half of 2009, we expect our operating rates will be near full capacity for the second half of the year.  We expect our Chemicals Segment to report an operating loss in 2009 as compared to reporting operating income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes in 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While we currently expect our sales volumes in 2009 will be lower as compared to 2008, we expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  We expect demand will improve somewhat in the second half of the year over the first six months of 2009.  During the second and third quarters of 2009, we and our competitors have announced price increases, intended to be implemented in the second half of 2009.  As a result, although our average selling prices during the first half of 2009 have declined from year-end 2008 levels, we anticipate prices will rise during the second half of 2009, which should result in slightly higher average worldwide TiO2 selling prices for all of 2009 as compared to 2008.  To mitigate the negative impact of our significantly reduced production volumes, we are reducing our operating costs where possible, including maintenance expenditures and personnel costs.

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

Component Products -

The key performance indicator for our Component Products Segment is operating income margin.

	Three months ended June 30,			Six months ended June 30,
	2008	2009	% Change	2008	2009	% Change
	(Dollars in millions)

Net sales	$43.7	$29.2	(33)%	$84.2	$57.7	(31)%
Cost of sales	32.7	23.0	(30)	63.8	46.7	(27)

Gross margin	$11.0	$6.2	(43)%	$20.4	$11.0	(46)%

Operating income (loss)	$4.5	$(.9)		$7.5	$(1.9)

Percent of net sales:
Cost of sales	75%	79%		76%	81%
Gross margin	25	21		24	19
Operating income	10	(3)		9	(3)

Net Sales - Our Component Products Segment’s sales decreased in the second quarter and first six months of 2009 as compared to the same periods of 2008 primarily due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  We estimate the unfavorable effect of relative changes in currency exchange rates decreased our net sales by $.4 million and $.9 million in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008.

Cost of Sales - Our Component Products Segment’s cost of sales percentage increased 4% in the second quarter of 2009 and 5% in the first six months of 2009 as compared to the same periods in 2008 due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilized capacity partially offset by cost reductions implemented in response to lower sales and the impact of relative changes in currency exchange rates.

Operating Income (Loss) - Our Component Products Segment had an operating loss in the second quarter and first six months of 2009 primarily due to lower operating margins discussed above, a $.7 million write-down of assets held for sale in the second quarter of 2009 and $.9 million in patent litigation expenses incurred in the second quarter of 2009 partially offset by the impact of relative changes in foreign currency exchange rates.  See Notes 5 and 13 to the Condensed Consolidated Financial Statements.

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

	Three months ended June 30, 2009 vs. 2008	Six months ended June 30, 2009 vs. 2008
	Increase (decrease) in millions
Impact on:
Net sales	$(.4)	$(.9)
Operating income	.6	1.3

Outlook – Demand for our Component Products Segment’s products continues to be slow and unstable as customers react to the condition of the overall economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect these costs to continue to be volatile for the remainder of 2009.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

As discussed in Note 13 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against our Component Products Segment for patent infringement.  We have denied the allegations of patent infringement and are seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be significant to our Component Products results of operations.

Due to continued unfavorable economic conditions and lower than expected results of our Furniture Components reporting unit we re-evaluated goodwill associated with this reporting unit in the second quarter of 2009 and concluded no impairments were present at June 30, 2009.  However, if our future cash flows from operations less capital expenditures for this reporting unit were to be significantly below our current expectations, it is reasonably likely that we would conclude an impairment of the goodwill associated with our Furniture Components reporting unit would be present under Statement of Financial Accounting Standard (SFAS) No. 142.

Due to the continued decline in the marine industry and lower than expected results of our Custom Marine and Livorsi Marine operations comprising our Marine Components reporting unit, we evaluated the long-lived assets for our Marine Components reporting unit under SFAS No. 144 and concluded no impairments were present at June 30, 2009.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations, it is reasonably likely that we would conclude an impairment was present.

Waste Management -

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In millions)

Net sales	$.6	$.8	$1.5	$1.6
Cost of sales	3.7	4.5	7.0	9.1

Gross margin	$(3.1)	$(3.7)	$(5.5)	$(7.5)

Operating loss	$(5.5)	$(6.7)	$(9.9)	$(13.2)

General – We have operated WCS’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low-level radioactive wastes (“LLRW”).  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008 and expect this facility to begin disposal operations in September 2009.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  Construction of the LLRW site is currently expected to commence in the fourth quarter of 2009, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in the fourth quarter of 2010.  While construction for byproduct and LLRW disposal facilities is still in progress, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts, and to treat and store a broad range of low-level and mixed LLRW.

Net Sales and Operating Loss – Our Waste Management Segment’s sales were flat in both periods of 2009 compared to 2008, and our Waste Management operating loss higher, due to low utilization of our waste management services, primarily because we have not been able to undertake new projects without the receipt of our pending licenses and completion of our new disposal facilities.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, we are in process of constructing the facilities we will need to provide “one-stop shopping” for hazardous, toxic, low-level and mixed LLRW and radioactive byproduct material.  WCS will have the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe will give WCS a significant and valuable competitive advantage in the industry once construction is completed in 2010.  We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss, in 2009.  Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows.  Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment.  While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’s cash flows.  We have in the past, and we may in the future, consider strategic alternatives with respect to WCS.  We could report a loss in any such strategic transaction.

General Corporate Items, Interest Expense, Income Tax Benefit and Minority Interest - 2008 Compared to 2009

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2008 and 2009 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million and $12.7 million in each of the second quarters and first six months of 2008 and 2009, respectively.  Interest income in the second quarter of 2008 also includes $4.3 million earned on certain escrow funds of NL.  See Notes 10 and 13 to the Condensed Consolidated Financial Statements.

Insurance Recoveries – Insurance recoveries relate to amounts NL received from certain of its insurance carriers as reimbursement of prior defense costs incurred by NL in connection with litigation.  We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future litigation defense costs.  The insurance recoveries in 2008 and 2009 include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from the carriers for past defense costs incurred because of certain issues that arise regarding which defense costs qualify for reimbursement.

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

Other income – In the first quarter of 2009, we recognized a pre-tax litigation settlement gain of $11.9 million related to amounts we received in the first quarter of 2009 in recovery of past environmental remediation and related legal costs we had previously incurred.  In the second quarter of 2009 we recognized a $11.1 million pre-tax gain on the second closing on property covered under a litigation settlement reached in the fourth quarter of 2008.  See Note 13 to our Condensed Consolidated Financial Statements.  Also in 2009 we recognized a $6.3 million gain on the sale of the assets of our research, laboratory and quality control business to the Amalgamated Sugar Company LLC. See Note 10 to our Condensed Consolidated Financial Statements.

Corporate Expenses, Net - Corporate expenses were 6% higher at $9.6 million in the second quarter of 2009 compared to $9.0 million in the same period in 2008 and 24% higher at $17.9 million in the first six months of 2009 compared to $14.6 in the same period in 2008. Corporate expenses increased primarily due to higher defined benefit pension expense attributable to certain previously–disposed operations, which was partially offset by lower litigation and related costs. Included in corporate expense are:

•
litigation and related costs at NL of $2.8 million in the second quarter of 2009 compared to $5.6 million in the same period in 2008 and $5.3 million in the first six months of 2009 compared to $8.7 million in the same period in 2008 and

•
environmental expenses of $.3 million in the second quarter of 2009, compared to $.1 million in the same period of 2008 and $1.2 million in the first six months of 2009 compared to nil in the same period of 2008.

We expect that corporate expenses in 2009 will continue to be higher than in 2008, in part due to higher pension expense and higher expected litigation and related expenses at NL.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 13 to our Condensed Consolidated Financial Statements.

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

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  KII has outstanding euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding.  The interest expense we recognize on these fixed rate Notes varies with fluctuations in the euro exchange rate.

Interest expense decreased to $16.7 million in the second quarter of 2009 from $17.7 million in the second quarter of 2008, and $32.7 million in the first six months of 2009 from $35.1 million in the first six months of 2008. Interest expense was lower in 2009 primarily due to the favorable effects of currency exchange rates on our European debt and lower debt balances at CompX.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2009 as compared to 2008 due to continued higher average balances of outstanding borrowings in 2009.

Income Tax Benefit – Our income tax benefit was $13.7 million in the second quarter of 2009 compared to a benefit of $5.6 million in the second quarter of 2008. Our income tax benefit was $22.9 million in the first six months of 2009 compared to a benefit of $6.9 million in the first six months of 2008.  Our tax rate varies as the contribution of income from our business units changes.  The income tax benefit in 2008 includes a $7.2 million second quarter non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

We have substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At June 30, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and we  generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2009 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling loss was $1.6 million in the second quarter of 2009 compared to income of $1.3 million in the second quarter of 2008 and a loss of $5.0 million in the first six months of 2009 compared to income of $1.4 million in the first six months of 2008.  In the second quarter and first six months of 2009 we had operating losses at each of NL, Kronos and CompX.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities increased $82.7 million from the first six months of 2008 compared to the first six months of 2009.  This $82.7 million net increase in the amount of cash used was primarily due to the net effects of the following items:

•	lower consolidated operating income in 2009 of $80.0 million, due to the operating losses at all of our segments in 2009;
•	lower cash paid for interest in 2009 of $3.0 million primarily due to favorable changes in currency exchange rates;
•	proceeds from a litigation settlement of $11.8 million received in January 2009;
•	lower general corporate dividend and interest income in 2009 of $5.1 million principally due to $4.3 million of interest received from certain escrow funds of NL in 2008;
•	increased net distributions from our TiO2 joint venture in 2009 of $1.7 million; and
•
Changes in receivables, inventories, payables and accrued liabilities in 2009 provided $97.1 million of net cash, an improvement of $150.1 million compared to 2008, primarily due to decreases in Kronos’ inventory levels.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2008 to June 30, 2009 due to the timing of collection on higher accounts receivable balances at the end of June;

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2008 to June 30, 2009 as our TiO2 sales volumes exceeded our TiO2 production volumes in the first six months of 2009;

•	CompX’s average DSO increased from December 31, 2008 to June 30, 2009 due to the timing of collection of lower accounts receivables balance at the end of June; and

•	CompX’s average DSI increased from December 31, 2008 to June 30, 2009 primarily due to lower sales in the first six months of 2009.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	June 30,	December 31,	June 30,
	2007	2008	2008	2009

Kronos:
Days sales outstanding	63 days	70 days	64 days	67 days
Days sales in inventory	59 days	49 days	113 days	42 days

CompX:
Days sales outstanding	44 days	42 days	41 days	44 days
Days sales in inventory	63 days	72 days	70 days	74 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Six months ended June 30,
	2008	2009
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$(31.5)	$44.5
CompX	5.3	5.5
Waste Control Specialists	(5.3)	(7.8)
NL Parent	5.7	(3.1)
Tremont	(.5)	8.8
Valhi exclusive of subsidiaries	22.8	15.5
Other	(.5)	1.1
Eliminations	(36.0)	(21.8)

Total	$(40.0)	$42.7

Investing and Financing Activities –

We spent $38.4 million in capital expenditures during the first six months of 2009 as follows:

•	$22.4 million in our Waste Management Segment;
•	$14.8 million in our Chemicals Segment; and
•	$1.2 million in our Component Products Segment.

We also had $4.2 million of capitalized permit costs at our Waste Management Segment during the first six months of 2009.

We had the following market transactions during the six months of 2009:

•	purchased Kronos common stock for $.1 million;
•	purchased other marketable securities of $4.1 million; and
•	sold other marketable securities for proceeds of $3.5 million.

Also during the first quarter of 2009 we received proceeds from the sale of the assets of our research, laboratory and quality control business of $6.7 million.  During the second quarter of 2009 we received $11.8 million on the second closing on property covered under a litigation settlement reached in the fourth quarter of 2008.

During the first six months of 2009, we borrowed a net euro 21.0 million ($29.1 million when borrowed/repaid) under Kronos’ European bank credit facility, a net $1.9 million under Kronos’ U.S. bank credit facility and a net $28.0 million under our Valhi bank credit facility.  CompX repaid $.8 million on its promissory note to TIMET during the first six months of 2009.  In April 2009, we entered into a $10 million unsecured demand promissory note agreement with Contran. We paid aggregate cash dividends of $22.7 million ($.10 per share per quarter) on our common stock in the first six months of 2009.  Distributions to noncontrolling interest in the first six months of 2009 are primarily comprised of CompX dividends paid to shareholders other than NL.

Outstanding Debt Obligations

At June 30, 2009, our consolidated indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($561.3 million) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	KII's European revolving credit facility ($71.8 million outstanding) due in 2011;
•	CompX’s promissory note payable to TIMET ($42.2 million outstanding) which has quarterly principal repayments of $250,000 and is due in 2014;
•	Kronos’ U.S. revolving credit facility ($15.6 million outstanding) due in 2011;
•	Valhi’s revolving bank credit facility ($35.3 million outstanding) due in 2009;
•	A wholly-owned subsidiary of Valhi's promissory demand note payable to Contran ($10 million outstanding) due December 31, 2010; and
•	approximately $7.3 million of other indebtedness.

At June 30, 2009, Valhi had an $85 million revolving bank credit facility that matured in October 2009.  On July 30, 2009, we and the banks agreed to terminate this facility, at which time we entered into a revolving credit facility with Contran pursuant to which we can borrow up to $70 million from Contran.  The revolving credit facility with Contran is unsecured, generally bears interest at prime plus 2.5% and is due on demand and in no event later than July 31, 2012.   We had $19.3 million outstanding under our revolving bank credit facility at July 30, 2009 and we borrowed an equal amount under our Contran facility to repay and terminate the bank facility.  See Note 7 to our Condensed Consolidated Financial Statements.

In July 2009, Valhi’s wholly-owned subsidiary borrowed an additional $20 million by entering into a new $30 million promissory demand note with Contran with the same terms as the $10 million note entered into with Contran in April which it replaced.  The subsidiary used the proceeds of this note to make a loan to WCS.  See Note 7 to our Condensed Consolidated Financial Statements.

Kronos’ Canadian credit facility matured in January 2009.  Prior to maturity we and the lender have temporarily extended the borrowing terms of this agreement on a month-to-month basis, and we are in the process of renegotiating this facility.  We expect a new agreement to be in place in the third quarter of 2009.   At June 30, 2009 there were no amounts outstanding under this facility.  See Note 7 to our Condensed Consolidated Financial Statements.

Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, Kronos did not expect it would be able to maintain compliance under its European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  During 2009, the lenders associated with our European revolving credit facility have waived compliance with this financial ratio three times, and currently the lenders have waived compliance through the 12-month period ending August 31, 2009.  We have been involved in discussions with the lenders to amend the terms of the existing European revolving credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.  In the event we are not successful in obtaining the amendment or waiver of the existing European revolving credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).  While there is no assurance that we would be able to refinance the existing European revolving credit facility with a new group of lenders, we believe these other sources of liquidity available to us should allow us to refinance the existing European revolving credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.  See Note 7 to our Condensed Consolidated Financial Statements.

CompX’s $37.5 million revolving credit facility requires it to maintain minimum levels of equity, and certain financial ratios, limits dividends and additional indebtedness and contains other provisions customary in lending transactions of this type.  We believe it is probable that we will not be able to comply with the interest coverage ratio covenant as of September 30, 2009.  The interest coverage ratio requires the ratio of earnings before interest and taxes, as defined in the agreement, for the cumulative period of four consecutive fiscal quarters to interest expense for that period to be at least 2.5 to 1.0.  At June 30, 2009 CompX’s interest coverage ratio was 4.2 to 1.0.  Additionally, it is probable that CompX would not be able to pay a dividend in the third quarter without violating the consolidated net worth covenant, even though it expects to have sufficient cash on hand to pay a dividend, if declared.  The consolidated net worth covenant, as defined in the agreement, requires consolidated net worth to be at least $77.0 million.  At June 30, 2009, CompX’s consolidated net worth was $77.6 million.  CompX has begun discussions with the lenders to amend the terms of the existing credit facility to, among other things, modify the interest coverage ratio covenant and change the amount of the consolidated net worth covenant.  While we believe it is possible we can obtain such an amendment, there is no assurance that such an amendment will be obtained, (or waived, in the event the lenders would only agree to a waiver and not an amendment).  Any amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher interest rate on future outstanding borrowings and/or pay a fee to the lenders as part of agreeing to an amendment or waiver.  There are no current expectations to borrow on the revolving credit facility in the near-term.  At June 30, 2009, there are no amounts outstanding under CompX’s revolving credit facility.  Although there are no current expectations to borrow on the revolving credit facility.  Lower than expected future operating results would likely reduce the amount available to borrow and restrict future dividends.

Other than the financial covenant related to Kronos’ European revolving credit facility discussed above, we are in compliance with all of our debt covenants at June 30, 2009.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2010).  In this regard, see the discussion above in “Outstanding Debt Obligations.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2009, we had credit available under existing facilities of $142.3 million, which was comprised of:

•	$82.3(1) million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$22.5 million under Valhi’s revolving bank credit facility; and
•	$37.5 million under CompX’s revolving credit facility.

(1)	Includes $40.8 million under the European Credit facility which cannot currently be drawn upon because we are not in compliance with a debt ratio as noted above.

At June 30, 2009, we had an aggregate of $141.5 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Kronos	$74.9
NL Parent	31.4
CompX	15.0
Tremont	8.1
Valhi exclusive of its subsidiaries	10.3
Waste Control Specialists	1.8

Total cash, cash equivalents and marketable securities	$141.5

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2009 will be approximately $103 million including approximately $70 million at our Waste Management Segment.  Our Waste Management Segment received a byproduct disposal license in 2008 and pending some administrative matters expects to receive its LLRW license in the third quarter of 2009.  With the receipt of these licenses, WCS has begun construction of a byproduct disposal facility which is expected to begin disposal operations in September 2009 and a LLRW facility which is expected to begin construction in the fourth quarter of 2009.  Approximately $43 million of WCS’ planned capital spending relate to these new facilities.  WCS is currently seeking financing to fund construction of these facilities, and a delay in obtaining such financing could result in a delay in the commencement of constructing the LLRW facility.  In May 2009, the Andrews County voters approved the potential bond sale of up to $75 million to provide financing for the construction.  However, the county has not yet issued the bonds and we can provide no assurance that the bonds will be issued.

With the exception of our Waste Management Segment, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.  We are limiting 2009 investments to those expenditures required to meet our lower expected customer demand and those required to properly maintain our facilities.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At June 30, 2009 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations described in Note 9 to our Condensed Consolidated Financial Statements.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At June 30, 2009 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In February 2009, Kronos’ board suspended its quarterly dividend after considering the challenges and opportunities that exist in the Ti02 products industry and we do not currently expect to receive a dividend from Kronos in 2009. NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at June 30, 2009, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2009.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our subsidiaries under the terms of a revolving credit facility that matures in March 2010.  WCS borrowed a net $33.9 million from our subsidiary during the first six months of 2009.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $40.7 million at June 30, 2009 and $6.8 million at December 31, 2008.  We expect that WCS will likely borrow additional amounts during the remainder of 2009 from our subsidiary.

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

Recent Accounting Pronouncements

See Note 15 to our Condensed Consolidated Financial Statements

Critical Accounting Policies

There have been no changes in the first six months of 2009 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2008 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, please refer to Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Annual Report.  There have been no material changes in these market risks during the first six months of 2009.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  See Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, please refer to Note 13 to our Condensed Consolidated Financial Statements and our 2008 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Hess, et al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799).  In May 2009, we filed a motion for summary judgment seeking dismissal of the case.

Jones v. Joaquin Coe et al. (Superior Court of New Jersey, Essex County, Case No. ESX-L-9900-06).  In May 2009, the plaintiff settled with a landlord defendant and expressed that all defendants, including us, will be dismissed.

Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)).  In May 2009, the stay was lifted.  In June 2009, the plaintiffs filed an amended complaint which removed all class allegations, claims for medical monitoring, and added over two hundred individual plaintiffs asserting claims for diminished property value damages.  In July 2009, we and other defendants filed a motion to dismiss the case.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Trial has been scheduled for January 2010.

In June 2009, we were served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  The complaint seeks to recover against NL and approximately 170 other defendants under CERCLA for past and future response costs in performing a time critical removal action at the Ward Transformer Superfund Site pursuant to an Administrative Settlement Agreement and Order on Consent which the plaintiffs entered into with the EPA.  The plaintiffs allege that NL’s former Albany operation sent three PCB-containing transformers to the Ward Transformer Superfund Site.  We intend to deny liability and will defend vigorously against all claims.

In July 2009, we were served in Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  The complaint alleges negligence, strict liability, nuisance, and attractive nuisance against NL, four other mining companies and a mobile home park.  In the complaint, five minor plaintiffs seek damages for personal injuries as well as punitive damages. We intend to deny liability and will defend vigorously against all claims.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2008 Annual report.  There have been no material changes to such risk factors during the first six months of 2009.

Item 4.                      Submission of Matters to a Vote of Security Holders.

Our 2009 Annual Meeting of Shareholders was held on May 28, 2009.  Thomas E. Barry, Norman S. Edelcup, W. Hayden McIlroy, Glenn R. Simmons, Harold C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes “for” their election from at least 98.4% of the 113.6 million common shares eligible to vote at the Annual Meeting.

Item 6.                  Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date August 6, 2009	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date August 6, 2009	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)