Form 10-Q
period 2009-09-30
VALHI INC /DE/
filed 2009-11-04
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

Number of shares of the Registrant's common stock outstanding on October 30, 2009:  113,603,955.

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2008	September 30, 2009
		(unaudited)

Current assets:
Cash and cash equivalents	$37.0	$69.5
Restricted cash equivalents	9.4	8.3
Marketable securities	8.8	6.1
Accounts and other receivables, net	205.2	241.5
Inventories, net	408.5	274.1
Prepaid expenses and other	15.4	23.1
Deferred income taxes	12.1	12.3

Total current assets	696.4	634.9

Other assets:
Marketable securities	272.0	275.1
Investment in affiliates	124.0	121.8
Goodwill	396.8	396.9
Other intangible assets	2.0	1.6
Deferred income taxes	166.4	198.5
Other assets	90.8	100.0

Total other assets	1,052.0	1,093.9

Property and equipment:
Land	46.4	53.4
Buildings	268.5	291.8
Equipment	1,025.3	1,137.6
Mining properties	30.3	67.2
Construction in progress	58.2	53.0
	1,428.7	1,603.0
Less accumulated depreciation	787.7	914.8

Net property and equipment	641.0	688.2

Total assets	$2,389.4	$2,417.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND EQUITY	December 31, 2008	September 30, 2009
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$9.4	$69.4
Accounts payable and accrued liabilities	275.2	288.4
Income taxes	4.9	4.2
Deferred income taxes	4.7	4.9

Total current liabilities	294.2	366.9

Noncurrent liabilities:
Long-term debt	911.0	919.9
Deferred income taxes	346.6	354.8
Accrued pension costs	146.1	143.2
Accrued postretirement benefits costs	29.3	29.5
Accrued environmental costs	41.3	37.6
Other liabilities	78.8	71.3

Total noncurrent liabilities	1,553.1	1,556.3

Equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	-	-
Accumulated deficit	(109.8)	(174.2)
Accumulated other comprehensive loss	(51.0)	(30.4)
Treasury stock	(38.9)	(38.9)

Total Valhi stockholders' equity	468.8	425.0

Noncontrolling interest in subsidiaries	73.3	68.8

Total equity	542.1	493.8

Total liabilities and equity	$2,389.4	$2,417.0

Commitments and contingencies (Notes 11 and 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(unaudited)

Revenues and other income:
Net sales	$390.2	$341.6	$1,200.3	$931.0
Other income, net	10.8	10.9	28.3	61.9

Total revenues and other income	401.0	352.5	1,228.6	992.9

Costs and expenses:
Cost of sales	332.2	281.5	1,012.3	850.1
Selling, general and administrative	58.6	58.1	182.6	163.4
Goodwill impairment	10.1	-	10.1	-
Assets held for sale write-down	-	-	-	.7
Interest	17.7	17.2	52.8	49.9

Total costs and expenses	418.6	356.8	1,257.8	1,064.1

Loss before income taxes	(17.6)	(4.3)	(29.2)	(71.2)

Provision for income taxes (benefit)	7.9	(13.7)	1.0	(36.6)

Net income (loss)	(25.5)	9.4	(30.2)	(34.6)

Noncontrolling interest in net income (loss) of subsidiaries	(2.3)	1.0	(.9)	(4.0)

Net income (loss) attributable to Valhi stockholders	$(23.2)	$8.4	$(29.3)	$(30.6)

Amounts attributable to Valhi stockholders:

Basic and diluted net income (loss) per share	$(.20)	$.07	$(.25)	$(.27)

Cash dividends per share	$.10	$.10	$.30	$.30

Basic and diluted weighted average shares outstanding	114.4	114.3	114.4	114.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net loss	$(30.2)	$(34.6)
Depreciation and amortization	51.4	45.7
Gain on sale of business	-	(6.3)
Gain on litigation settlement	-	(11.1)
Goodwill impairment	10.1	-
Assets held for sale write-down	-	.7
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(9.4)	(1.3)
Other postretirement benefit expense	.4	.1
Deferred income taxes	(24.4)	(27.3)
Net distributions from Ti02 manufacturing joint venture	4.9	1.5
Other, net	4.1	3.2
Change in assets and liabilities:
Accounts and other receivables, net	(40.6)	(25.1)
Inventories, net	1.6	142.7
Accounts payable and accrued liabilities	20.5	1.1
Accounts with affiliates	19.4	(9.1)
Income taxes	(1.4)	(.5)
Other, net	(5.5)	(18.7)

Net cash provided by operating activities	.9	61.0

Cash flows from investing activities:
Capital expenditures	(64.7)	(48.9)
Capitalized permit costs	(11.3)	(7.5)
Purchase of:
CompX common stock	(1.0)	-
Marketable securities	(3.8)	(4.9)
Proceeds from:
Disposal of marketable securities	5.9	6.6
Sale of business	-	6.7
Real estate-related litigation settlement	-	11.8
Change in restricted cash equivalents, net	(3.8)	1.0
Other, net	1.8	.4

Net cash used in investing activities	(76.9)	(34.8)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended September 30,
	2008	2009
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$335.4	$353.4
Principal payments	(298.4)	(313.6)
Deferred financing costs paid	(1.3)	(.7)
Purchases of Kronos common stock	-	(.1)
Valhi cash dividends paid	(34.1)	(34.1)
Distributions to noncontrolling interest in subsidiaries	(5.5)	(3.7)
Issuance of common stock and other	-	.1

Net cash provided by (used in) financing activities	(3.9)	1.3

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(79.9)	27.5
Currency translation	(.2)	5.0
Cash and cash equivalents at beginning of period	138.3	37.0

Cash and cash equivalents at end of period	$58.2	$69.5

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$42.9	$40.2
Income taxes, net	.9	3.4
Accrual for capital expenditures	4.7	9.4
Accrual for capitalized permit costs	.8	1.3

Noncash investing activities -
Note receivable from sale of business	-	.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2009

(In millions)

	Valhi Stockholders’ Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury	controlling	Total	Comprehensive
	stock	stock	capital	deficit	loss	stock	interest	equity	income (loss)
	(unaudited)

Balance at December 31, 2008	$667.3	$1.2	$-	$(109.8)	$(51.0)	$(38.9)	$73.3	$542.1

Net loss	-	-	-	(30.6)	-	-	(4.0)	(34.6)	$(34.6)

Other comprehensive income, net	-	-	-	-	20.6	-	3.5	24.1	24.1

Equity transactions with noncontrolling interest, net	-	-	.3	-	-	-	(.3)	-	-

Cash dividends	-	-	(.3)	(33.8)	-	-	(3.7)	(37.8)	-

Balance at September 30, 2009	$667.3	$1.2	$-	$(174.2)	$(30.4)	$(38.9)	$68.8	$493.8

Comprehensive loss									$(10.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which through its subsidiaries owns approximately 94% of our outstanding common stock at September 30, 2009.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the SEC on March 12, 2009 (the “2008 Annual Report”), except as disclosed in Note 15.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the adjustment to the carrying value of assets held for sale discussed in Note 5) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  Our results of operations for the interim periods ended September 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% controlled at September 30, 2009

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our control of CompX is through NL.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions)

Net sales:
Chemicals	$345.6	$310.1	$1,070.0	$840.2
Component products	43.9	29.4	128.1	87.1
Waste management	.7	2.1	2.2	3.7

Total net sales	$390.2	$341.6	$1,200.3	$931.0

Cost of sales:
Chemicals	$295.9	$251.2	$905.2	$764.0
Component products	32.7	22.4	96.5	69.1
Waste management	3.6	7.9	10.6	17.0

Total cost of sales	$332.2	$281.5	$1,012.3	$850.1

Gross margin:
Chemicals	$49.7	$58.9	$164.8	$76.2
Component products	11.2	7.0	31.6	18.0
Waste management	(2.9)	(5.8)	(8.4)	(13.3)

Total gross margin	$58.0	$60.1	$188.0	$80.9

Operating income (loss):
Chemicals	$8.8	$22.3	$30.6	$(23.2)
Component products	(5.2)	(.1)	2.3	(2.0)
Waste management	(5.7)	(9.0)	(15.6)	(22.2)

Total operating income (loss)	(2.1)	13.2	17.3	(47.4)

Equity in losses of investee	(.2)	(.1)	(.8)	(.8)

General corporate items:
Securities earnings	6.6	7.0	24.2	20.0
Insurance recoveries	.7	1.4	2.4	4.1
Gain on litigation settlements	-	-	-	23.0
Gain on sale of business	-	-	-	6.3
General expenses, net	(4.9)	(8.6)	(19.5)	(26.5)
Interest expense	(17.7)	(17.2)	(52.8)	(49.9)

Loss before income taxes	$(17.6)	$(4.3)	$(29.2)	$(71.2)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.  Component Products operating income in the first nine months of 2009 includes the effects of a $.7 million second quarter adjustment to the carrying value of assets held for sale discussed in Note 5, and in the first nine months of 2008 includes the effects of a $10.1 million third quarter goodwill impairment discussed in Note 6.

Note 3 – Accounts and other receivables, net:

	December 31, 2008	September 30, 2009
	(In millions)

Accounts receivable	$194.9	$237.0
Refundable income taxes	1.6	.6
Receivable from affiliates:
Contran – income taxes	-	3.8
Other	.1	-
Other receivables	11.3	3.3
Allowance for doubtful accounts	(2.7)	(3.2)

Total	$205.2	$241.5

Note 4 -                           Inventories, net:

	December 31, 2008	September 30, 2009
	(In millions)

Raw materials:
Chemicals	$67.1	$44.3
Component products	7.5	5.5

Total raw materials	74.6	49.8

Work in process:
Chemicals	19.8	18.9
Component products	8.2	6.6

Total in-process products	28.0	25.5

Finished products:
Chemicals	243.8	134.8
Component products	6.9	5.2

Total finished products	250.7	140.0

Supplies (primarily chemicals)	55.2	58.8

Total	$408.5	$274.1

Note 5 - Other noncurrent assets:

	December 31, 2008	September 30, 2009
	(In millions)

Marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
Titanium Metals Corporation (“TIMET”)	20.1	21.8
Other	1.9	3.3

Total	$272.0	$275.1

Investment in affiliates:
TiO2 manufacturing joint venture	$105.6	$104.1
Other	18.4	17.7

Total	$124.0	$121.8

Other assets:
Waste disposal site operating permits, net	$43.7	$52.0
NL note receivable	15.0	15.0
IBNR receivables	7.5	8.0
Deferred financing costs	7.1	6.6
Other	17.5	18.4

Total	$90.8	$100.0

Our noncurrent marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company.  Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs.  Please refer to Note 4 in our 2008 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated.  There have been no changes to the carrying value of this investment during the periods presented.  See Note 14.

Other noncurrent assets includes assets held for sale at our Component Products Segment.  These two properties (primarily land, buildings and building improvements) were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Subsequently during the second quarter, and as weak economic conditions have continued longer than expected, we concluded that it was unlikely we would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities, which prices are Level 2 inputs.  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $.7 million to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.

Note 6 – Goodwill:

We, and each of our subsidiaries, have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments.  In accordance with the requirements of ASC Topic 350-20-35, we test goodwill for impairment at each of our four reporting units during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices.  Such quoted market prices are a Level 1 input as defined ASC Topic 820-10-35, while such discounted cash flows are a Level 3 input.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

During the third quarter of 2008, our Component Products Segment determined that all of the goodwill associated with its marine components reporting unit was impaired.  Our Component Products segment used a discounted cash flow methodology to determine the estimated fair value of the Marine Components reporting unit.  We recognized a $10.1 million charge for the goodwill impairment in the third quarter of 2008, which represented all of the goodwill we had previously recognized for the Marine Components reporting unit of our Component Products Segment (including a nominal amount of goodwill inherent in our investment in CompX). The factors that led us to conclude goodwill associated with the Marine Components reporting unit was fully impaired included the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the Marine Components unit.  When we performed this analysis in the third quarters of 2008 and 2009, we also reviewed the goodwill associated with all of our other reporting units and concluded there was no impairment of the goodwill for those reporting units.

Note 7 -                           Accounts payable and accrued liabilities:

	December 31, 2008	September 30, 2009
	(In millions)

Current:
Accounts payable	$121.0	$98.0
Employee benefits	33.6	36.8
Payable to affiliates:
Louisiana Pigment Company, L.P.	14.3	10.4
Contran – trade items	9.7	12.5
Contran – income taxes, net	1.3	-
TIMET	.5	.2
Accrued sales discounts and rebates	14.9	18.2
Environmental costs	11.6	11.5
Deferred income	8.4	19.4
Interest	7.9	17.7
Reserve for uncertain tax positions	.2	.3
Other	51.8	63.4

Total	$275.2	$288.4

Noncurrent:
Reserve for uncertain tax positions	$50.4	$43.1
Insurance claims and expenses	13.5	13.0
Employee benefits	9.1	9.0
Other	5.8	6.2

Total	$78.8	$71.3

Note 8 - Long-term debt:

	December 31, 2008	September 30, 2009
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0
Revolving bank credit facility	7.3	-
Contran credit facility	-	37.3
Promissory note payable to Contran	-	30.0
Total Valhi debt	257.3	317.3

Subsidiary debt:
Kronos International: 6.5% Senior Secured Notes	560.0	582.2
European bank credit facility	42.2	26.3
CompX promissory note payable to TIMET	43.0	42.2
Kronos U.S. bank credit facility	13.7	13.8
Other	4.2	7.5

Total subsidiary debt	663.1	672.0

Total debt	920.4	989.3

Less current maturities	9.4	69.4

Total long-term debt	$911.0	$919.9

On July 30, 2009, we and the banks agreed to terminate Valhi’s $85 million bank credit facility, at which time we entered into a revolving credit facility with Contran pursuant to which we can borrow up to $70 million from Contran.  The revolving credit facility with Contran is unsecured, generally bears interest at prime plus 2.5% and is due on demand and in no event later than July 31, 2012.  We had $19.3 million outstanding under our revolving bank credit facility at July 30, 2009 when we terminated the bank facility, and we borrowed an equal amount under our Contran revolving facility to repay and terminate the bank facility.  Subsequently during the third quarter of 2009, we borrowed an additional net $18.0 million under the Contran credit facility, and the average interest rate on these outstanding borrowings was 5.75% at September 30, 2009

In April 2009, one of our wholly-owned subsidiaries entered into a $10 million unsecured demand promissory note agreement with Contran.  The variable rate note bears interest at prime less 1.5% and is due on demand and in no event later than December 31, 2010.  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced.  The subsidiary used the proceeds from these borrowings from Contran to make loans to WCS.

During the first nine months of 2009, we made net payments of euro 12.0 million ($18.2 million when borrowed/repaid) under Kronos’ European bank credit facility and we had nominal net borrowings under Kronos’ U.S. bank credit facility.  The average interest rates on these outstanding borrowings at September 30, 2009 were 3.44% and 3.25%, respectively.

Our Chemicals Segment also has a Cdn. $30 million revolving credit facility that had a maturity date of January 15, 2009.  Prior to maturity we and the lender temporarily extended the borrowing terms of this agreement on a month-to-month basis.  We expect a new agreement to be in place in the fourth quarter 2009. At September 30, 2009, no amounts were outstanding under the facility.

In September 2009 CompX entered into the Third Amendment to its  revolving credit facility.  The primary purpose of the Third Amendment was to adjust certain covenants in the Credit Agreement.  Under the Amendment borrowings are limited to the sum of 80% of CompX’s consolidated accounts receivable, net, 50% of consolidated raw material inventory, 50% of consolidated finished goods inventory and 100% of CompX’s consolidated unrestricted cash and cash equivalents until the end of the March 2011 fiscal quarter.  At September 30, 2009 no amounts were outstanding under the facility.  We believe the adjustments to the covenants will allow CompX to comply with the covenant restrictions through the maturity of the facility in January 2012; however if future operating results differ materially from our predictions we may be unable to maintain compliance.

As a condition to the Third Amendment, in September 2009 CompX executed with TIMET Finance Management Company (“TFMC”), a corporation related to Valhi and CompX, an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The Amended and Restated TFMC Note amended and restated the Subordinated Term Promissory Note dated October 26, 2007 in the original principal amount of $52.6 million executed by CompX and payable to the order of TFMC.  As of September 21, 2009, the principal amount outstanding under the original promissory note was $42.2 million and the amount of accrued interest was $.2 million, which principal and accrued interest were carried over under the Amended and Restated TFMC Note.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.

Under the cross-default provisions of Kronos’ 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if our European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of Kronos’ European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or its parent company default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the Kronos U.S. revolving credit facility, any outstanding borrowing under the facility may be accelerated prior to its stated maturity in the event of the bankruptcy of Kronos.  Kronos’ Canadian revolving credit facility contains no cross-default provisions. Kronos’ European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to its stated maturity.

Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 Kronos reduced its production levels in response to the current economic environment, which has favorably impacted its liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted its 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, lower sales negatively impacted our results of operations in the first half of 2009.  As a result, Kronos did not expect it would be able to maintain compliance under its European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009. Beginning March 20, 2009, the lenders associated with our European revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings.  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line has been reduced to euro 51 million ($74.5 million at September 30, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  The maturity date of the Amended Revolving Credit Facility remains May 26, 2011. We believe we will be able to comply with the new financial covenants through the maturity of the facility; however if future operating results differ materially from our predictions we may be unable to maintain compliance.

Note 9 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$1.7	$2.0	$5.2	$5.6
Interest cost	7.4	7.1	22.4	20.5
Expected return on plan assets	(8.1)	(5.6)	(24.3)	(16.3)
Amortization of prior service cost	.2	.3	.7	.9
Amortization of net transition obligations	.2	.1	.4	.3
Recognized actuarial losses	1.3	1.9	3.6	5.6

Total	$2.7	$5.8	$8.0	$16.6

Postretirement benefits - The components of our net periodic postretirement benefit cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$-	$.1	$.2	$.2
Interest cost	.6	.5	1.7	1.5
Amortization of prior service credit	(.1)	(.1)	(.3)	(.3)
Recognized actuarial losses (gains)	.1	(.1)	.2	(.2)

Total	$.6	$.4	$1.8	$1.2

Contributions - We expect our 2009 contributions for our pension and other postretirement benefit plans to be consistent with the amounts we disclosed in our 2008 Annual Report.

Note 10 - Other income, net:

	Nine months ended September 30,
	2008	2009
	(In millions)

Securities earnings:
Dividends and interest	$25.0	$19.6
Securities transactions, net	(.8)	.4

Total securities earnings	24.2	20.0

Equity in losses of investee	(.8)	(.8)
Currency transactions, net	(.2)	9.0
Insurance recoveries	2.4	4.1
Gain on litigation settlements	-	23.0
Gain on sale of business	-	6.3
Other, net	2.7	.3

Total	$28.3	$61.9

The gains on litigation settlements are discussed in Note 13 and consist of an $11.9 million gain recognized by Tremont in the first quarter of 2009 and an $11.1 million gain recognized by NL in the second quarter of 2009.

We provided certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. In January 2009, we sold our research, laboratory and quality control business to the LLC for an aggregate sales price of $7.5 million, consisting of $6.7 million in cash paid at closing and $500,000 payable in February 2010 and $250,000 payable in February 2011.  The amounts owed to us in 2010 and 2011 do not bear interest, and we recognized these amounts at their aggregate net present value of approximately $.7 million.  We recognized a pre-tax gain of $6.3 million from the sale of this business.  The revenues, pre-tax income and total assets of the operations sold are not material in any period presented.

Interest income in the first nine months of 2008 includes $4.3 million related to certain escrow funds received by NL.

Note 11 - Income tax benefit:

	Nine months ended September 30,
	2008	2009
	(In millions)

Expected tax benefit, at U.S. federal statutory income tax rate of 35%	$(10.2)	$(24.9)
Incremental U.S. tax and rate differences on equity in earnings	2.9	(7.7)
Non-U.S. tax rates	.4	1.9
Nondeductible expenses	1.5	2.2
German tax attribute adjustment	(7.2)	-
Change in reserve for uncertain tax positions	8.7	(7.1)
No income tax benefit on goodwill impairment	3.5	-
U.S. state income taxes, net	1.1	.1
Other, net	.3	(1.1)

Income tax provision (benefit)	$1.0	$(36.6)

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

Note 12 - Noncontrolling interest in subsidiaries:

	December 31, 2008	September 30, 2009
	(In millions)

Noncontrolling interest in subsidiaries:
NL Industries	$45.8	$43.1
Kronos Worldwide	15.6	14.5
CompX International	11.9	11.2

Total	$73.3	$68.8

	Nine months ended September 30,
	2008	2009
	(In millions)

Noncontrolling interest in net income (loss) of subsidiaries:
NL Industries	$(.5)	$(1.8)
Kronos Worldwide	.1	(2.0)
CompX International	(.5)	(.2)

Total	$(.9)	$(4.0)

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

Nine months ended September 30, 2009
(In millions)

Net loss attributable to Valhi stockholders	$(30.6)

Transfers (to) from noncontrolling interest:
Increase in additional paid-in capital for purchase of 14,000 shares of Kronos common stock	.2
Issuance of subsidiary stock	.1

Net transfers (to) from noncontrolling interest	.3

Net loss attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$(30.3)

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

              Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases.  New cases may continue to be filed against NL.  We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  The resolution of any of these cases could result in recognition of a loss contingency accrual that could have a material adverse impact on our results of operations for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity.

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

Environmental obligations are difficult to assess and estimate for numerous reasons including:

•	complexity and differing interpretations of governmental regulations;
•	number of PRPs and their ability or willingness to fund such allocation of costs;
•	financial capabilities of the PRPs and the allocation of costs among them;
•	solvency of other PRPs;
•	multiplicity of possible solutions;
•	number of years of investigatory, remedial and monitoring activity required; and
•	number of years between former operations and notice of the claim and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At September 30, 2009, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the first nine months of 2009 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$52.9
Additions charged to expense, net	2.7
Currency changes	.1
Payments, net	(6.6)

Balance at the end of the period	$49.1

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$37.6
Noncurrent liability	11.5

Total	$49.1

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At September 30, 2009, we accrued approximately $46 million, related to approximately 45 sites, for those environmental matters related to NL which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $82 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At September 30, 2009, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

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

For financial reporting purposes, we have accounted for the aggregate consideration received in the second quarter 2009 closing of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a pre-tax gain related to such closing based on the difference between the aggregate $11.8 million consideration received and the carrying value of the portion of the property from which we have released our equitable lien in the second closing ($.7 million).  Accordingly, we recognized a pre-tax gain in the second quarter of 2009 of approximately $11.1 million.    Similarly, the cash consideration we received at the second closing is reflected as an investing activity in our Consolidated Statement of Cash Flows.  Our carrying value of the remaining portion of this property, attributable to the portion of the property from which our equitable lien would be released in the third closing, was approximately $.7 million at September 30, 2009.

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

Other -  We have also accrued approximately $3.4 million at September 30, 2009 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Other litigation

NL - In June 2005, NL received notices from the three minority shareholders of NL Environmental Management Services, Inc., a subsidiary of NL, (“EMS”) indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, NL made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, NL set aside funds as payment for the shares of EMS, but as of September 30, 2009 the former minority shareholders had not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of September 30, 2009 and remains recognized as a current liability in our Condensed Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The defendants are NL, Contran and certain of our, NL and EMS’s current or former officers or directors.  The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants committed breach of fiduciary duty, civil conspiracy, and breach of contract.  NL and EMS filed counterclaims against the former minority shareholders relating to the formation and management of EMS.  The case was tried in July 2009, and the jury returned a verdict in favor of the plaintiffs.  The jury awarded $28.2 million in breach of contract damages and $33.7 million in breach of fiduciary duty damages.  In addition, the jury awarded an aggregate of $145 million in punitive damages associated with the finding of breach of fiduciary duty.  The plaintiffs will be required to elect breach of contract or breach of fiduciary duty damages, and the punitive damages would be awarded only if the fiduciary duty claim and the punitive damage award are upheld on appeal.  Following the jury verdict, NL filed a motion to disregard the jury’s findings and for judgment notwithstanding the verdict.  In October 2009, the judge denied these motions and entered a final judgment.  We intend to file a motion for a new trial and, following a hearing and the judge’s ruling on that motion, appeal the judgment if necessary.  Plaintiffs also have filed a motion for injunctive relief seeking to preserve the judgment, which we intend to oppose.  We do not believe that the facts and evidence support the judgment and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  Moreover, we believe that the plaintiffs’ claims are required to be resolved by independent third-parties pursuant to the applicable governing documents, whose findings would be binding on all parties.  We intend to continue to vigorously defend the matter.  We expect that the judgment will be set aside.  At September 30, 2009, we believe that we have adequately accrued for the amount we will ultimately be required to pay to the former minority shareholders in this matter, and our accrual in this regard is included in other current accrued liabilities.  The portion of our consolidated other current accrued liabilities recognized by NL is approximately $12.1 million at September 30, 2009.  Such amount could be increased or decreased as further information becomes available or circumstances change.

NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by its former operations containing asbestos, silica and/or mixed dust.  During the first quarter of 2009, certain of these cases involving multiple plaintiffs were separated into single-plaintiff cases.  As a result, the total number of outstanding cases increased.  Approximately 1,226 of these types of cases remain pending, involving a total of approximately 2,800 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state and Indiana courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

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

CompX – Humanscale Litigation, International Trade Commission.  On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a hearing set for December 12, 2009 and a target date of June, 2010 for its findings.  The investigation with its attendant discovery and motion filings by the parties is now underway.  Three settlement conferences have been held with no progress made towards a resolution of the dispute between the parties.  We deny any infringement alleged in the investigation and plans to defend ourselves with respect to any claims of infringement by Humanscale.

Humanscale Litigation, U.S. District Court.  On February 13, 2009, a Complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  We answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaimed patent infringement claims against Humanscale for infringement of our keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay our counterclaims was denied.  A hearing before the Judge was held on October 13, 2009 to resolve any claim construction issues with respect to our patents. Discovery and motion filings by the parties with respect to our claims of patent(s) infringement are proceeding towards a trial date set by the court for the week of February 16, 2010.

Accuride Litigation, U.S. District Court.  On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX International Inc.  Accuride alleges that CompX Precision Slides Inc. and CompX International Inc. manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097B2.  Accuride seeks an order declaring willful infringement of one or more claims of the patent; an order enjoining us from making or selling slides that infringe on their patents; damages for such willful infringement of at least $1,000,000; plus costs and attorneys’ fees.  On April 24, 2009 CompX was served with a summons in this matter and on May 18, 2009 it filed an answer denying any claims of infringement made by Accuride and asserting certain defenses including the invalidity of Accuride’s patent.  Discovery by the parties with respect to Accuride’s claims of infringement is proceeding with a trial date yet to be set by the court.  The parties have engaged in settlement discussions, and we currently believe an out-of-court resolution by the parties to the claims of infringement is more than likely.

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

Note 14 - Financial instruments:

The following table summarizes the valuation of our marketable securities and financial instruments recorded at fair:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2008:
Marketable securities:
Current	$8.8	$-	$8.8	$-
Noncurrent	272.0	21.6	.4	250.0

Currency forward contracts	(1.6)	(1.6)	-	-

September 30, 2009:
Marketable securities:
Current	$6.1	-	6.1	-
Noncurrent	275.1	25.1	-	250.0

Currency forward contracts	2.7	2.7	-	-

See Note 5 for information on how we determine fair value of our noncurrent marketable securities.

We periodically use currency forward contracts to manage a nominal portion of currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs as defined by ASC Topic 820-10-35 based on the foreign currency spot forward rates quoted by banks or foreign currency dealers.

At September 30, 2009 our Chemicals Segment held the following series of short-term forward exchange contracts.

•
an aggregate of $7.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to Cdn. $1.26 per U.S. dollar.  These contracts with U.S. Bank mature from October 2009 through December 2009 at a rate of $2.5 million per month, subject to early redemption provisions at our option.  At September 30, 2009, the actual exchange rate was Cdn. $1.10 per U.S. dollar.

•
an aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.70 to kroner 9.22 per euro.  These contracts with DnB Nor Bank ASA mature from October 2009 through September 2010 at a rate of euro .1 million to euro 1.8 million per month, subject to early redemption provisions at our option.  At September 30, 2009, the actual exchange rate was kroner 8.46 per euro.

The estimated fair value of such currency forward contracts at September 30, 2009 was a $2.7 million net asset, which is recognized as part of Prepaid Expenses and Other and in our Condensed Consolidated Balance Sheet. There is also a corresponding $2.7 million currency transaction gain in our Condensed Consolidated Statement of Operations.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2008		September 30, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$46.4	$46.4	$78.2	$78.2
Promissory note receivable	15.0	15.0	15.0	15.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$560.0	$129.4	$582.2	$370.0
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
CompX variable rate promissory note	43.0	43.0	42.2	42.2
Variable rate debt to Contran	-	-	67.3	67.3
Variable rate bank credit facilities	63.2	63.2	40.1	40.1
Other fixed-rate debt	.9	.9	.6	.6

Noncontrolling interest in:
NL common stock	$45.8	$110.0	$43.1	$55.1
Kronos common stock	15.6	27.6	14.5	24.4
CompX common stock	11.9	8.5	11.2	11.7

Valhi stockholders' equity	$468.8	$1,223.4	$425.0	$1,385.8

The fair value of our publicly-traded marketable securities, minority interest in NL Industries, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices, which are Level 1 inputs as defined ASC Topic 820-10-35, at each balance sheet date.  The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  At December 31, 2008 and September 30, 2009, the estimated market price of the 6.5% Notes was approximately euro 230 and euro 633, respectively, per euro 1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input).  Fair values of variable interest rate note receivable and debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 5 and 7.

Note 15 – Recent accounting pronouncements:

Noncontrolling Interest – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810-10 Consolidation.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis any changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under previous GAAP, such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption, we reclassified our condensed consolidated balance sheets and statements of operations to conform to the new presentation requirements for noncontrolling interest for all periods presented.

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will become effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815-10 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at September 30, 2009 are marked to market at each balance sheet date and are not accounted for under hedge accounting.  See Note 14.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements.

Other-Than-Temporary-Impairments - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320-10 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity and  expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material affect on our Condensed Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825-10 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009 and is included in Note 14 to our Condensed Consolidated Financial Statements.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855-10 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated for subsequent events though November 4, 2009 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

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

•
Waste Management – WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal permit, and construction of the low-level radioactive waste facility is currently expected to begin in early 2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in the fourth quarter of 2010.

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

Operations Overview

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2009 -

We reported net income attributable to Valhi stockholders of $8.4 million, or $.07 per diluted share, in the third quarter of 2009 compared to a net loss attributable to Valhi stockholders of $23.2 million, or $.20 per diluted share, in the third quarter of 2008.  As more fully discussed below, our diluted income per share increased from 2008 to 2009 primarily due to the net effects of:

•	higher operating income from our Chemicals Segment in 2009;
•	a goodwill impairment recognized by our Company Products Segment in 2008;
•	lower operating income from our Component Products (exclusive of the impact of the goodwill impairment charge recognized in 2008) and Waste Management Segments in 2009;
•	an income tax charge recognized in 2008 due to a net increase in our reserve for uncertain tax positions; and
•	an income tax benefit recognized in 2009 due to a net decrease in our reserve for uncertain tax positions.

Our net income attributable to Valhi stockholders in 2009 includes income of $.01 per diluted share related to certain insurance recoveries we recognized and income of $.06 per diluted share related to a net decrease in our reserve for uncertain tax positions.

Our net loss in 2008 includes a charge of $.06 per diluted share related to the goodwill impairment recognized on the marine products reporting unit of our Components Products Segment and a charge of $.07 per diluted share due to a net increase in our reserve for uncertain tax positions.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009 -

    We reported a net loss attributable to Valhi stockholders of $30.6 million, or $.27 per diluted share, in the first nine months of 2009 compared to a net loss attributable to Valhi stockholders of $29.3 million, or $.25 per diluted share, in the first nine months of 2008.  As more fully discussed below, our diluted loss per share increased from 2008 to 2009 primarily due to the net effects of:

•	lower operating income from each of our Chemicals, Component Products and Waste Management Segments in 2009;
•	a gain from a litigation settlements in 2009;
•	a gain from a sale of a business in 2009;
•	a goodwill impairment recognized by our Component Products Segment in 2008;
•	an asset held for sale write-down recognized by our Component Products Segment in 2009;
•	interest income related to an escrow fund recognized by NL in 2008;
•	an income tax charge recognized in 2008 due to a net increase in our reserve for uncertain tax positions;
•	an income tax benefit recognized by our Chemicals Segment in 2008; and
•	an income tax benefit recognized in 2009 due to a net decrease in our reserve for uncertain tax positions.

Our net loss attributable to Valhi stockholders in 2009 includes:

•	a gain of $.07 per diluted share as a result of a litigation settlement;
•	a gain of $.04 per diluted share gain from the sale of a business ;
•	a gain of $.05 per diluted share as a result of the second close of a litigation settlement;
•	income of $.02 per diluted share related to certain insurance recoveries we recognized; and
•	income of $.06 per diluted share, related to a net decrease in our reserve for uncertain tax positions.

Our net loss attributable to Valhi stockholders in 2008 includes:
•	income of $.04 per diluted share related to the adjustment of certain German income tax attributes within our Chemicals Segment;
•	interest income of $.02 per diluted share related to certain escrow funds of NL;
•	income of $.01 per diluted share related to certain insurance recoveries we recognized;
•	a charge of $.06 per diluted share related to goodwill impairment recognized on the marine products reporting unit of our Component Products Segment; and
•	a charge of $.07 per diluted share due to a net increase in our reserve for uncertain tax positions.

Current Forecast for 2009 –

We expect to report a higher net loss attributable to Valhi stockholders for 2009 as compared to the net loss in 2008 primarily due to the net effects of:
•
lower expected operating income from our Chemicals Segment.   In late 2008, as a result of the sharp decline in global demand, our Chemicals Segment experienced a build up in inventory levels. In order to decrease inventory levels and improve liquidity, we implemented production curtailments during the first half of 2009.  In addition, throughout all of 2009 we have implemented cost controls and reduced our capital spending.  Through these actions we have successfully reduced our Chemicals Segment’s inventory and increased our liquidity, although the resulting curtailments led to an operating loss in the first six months of 2009 due to the large amount of unabsorbed fixed production costs we charged to expense as incurred during the first half of 2009;

•	lower expected operating income from our Component Products Segment; and
•	recording a lower gain from litigation settlements.

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

The factors having the most impact on our reported operating results are:
•	TiO2 sales and production volumes;
•	TiO2 selling prices;
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar); and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

The key performance indicators for our Chemicals Segment are our TiO2 average selling prices, and our levels of TiO2 sales and production volumes.  Ti02 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressure.

	Three months ended September 30,			Nine months ended September 30,
	2008	2009	% Change	2008	2009	% Change
	(Dollars in millions)

Net sales	$345.6	$310.1	(10)%	$1,070.0	$840.2	(21)%
Cost of sales	295.9	251.2	(15)	905.2	764.0	(16)

Gross margin	$49.7	$58.9	18	$164.8	$76.2	(54)

Operating income (loss)	$8.8	$22.3		$30.6	$(23.2)

Percent of net sales:
Cost of sales	86%	81%		85%	91%
Gross margin	14	19		15	9
Operating income	3	7		3	(3)

Ti02 operating statistics:
Sales volumes*	121	124	3%	389	335	(14)%
Production volumes*	126	129	3	390	280	(28)

Percent change in net sales:
Ti02 product pricing			(5)%			-%
Ti02 sales volumes			3			(14)
Ti02 product mix			(3)			(2)
Changes in currency exchange rates			(5)%			(5)

Total			(10)%			(21)%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales decreased 10% in the third quarter of 2009 compared to the third quarter of 2008, and decreased 21% in the first nine months of 2009 as compared to the same period in 2008, due to a decline in sales volumes in the year-to-date period and unfavorable changes in product mix in both periods.  Sales were also impacted by unfavorable changes in foreign currency exchange rates, which we estimate decreased sales by approximately $17 million in the quarter and $56 million in the year-to-date period.  In the third quarter of 2009 declines in average TiO2 selling prices from the third quarter of 2008 were somewhat offset by an increase in sales volumes.  We expect average selling prices in the last three months of 2009 to be higher than average selling prices in the third quarter of 2009, as discussed below.  Sales volumes in the third quarter of 2009 were 3% higher as compared to 2008 primarily due to the impact of higher demand in our markets resulting from the improvement in current economic conditions.  Overall sales volumes for the first nine months of 2009 decreased 14% primarily due to the impact of lower demand in our markets resulting from the economic conditions, principally, in the first half of 2009.

Cost of Sales - Our Chemicals Segment’s cost of sales percentage increased in the first nine months of 2009 compared to the same period last year primarily due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes in the first half of 2009.  Our TiO2 production volumes decreased 28% in the first nine months of 2009 due to temporary plant curtailments during the first half of 2009 that resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.   The unabsorbed fixed cost charge was partially offset by $26.4 million in decreased maintenance costs, lower raw material costs of $5.8 million and currency fluctuations (primarily the euro).

Our Chemicals Segment’s cost of sales percentage decreased in the third quarter of 2009 compared to the same period last year primarily due to lower raw material costs of $7.6 million, lower utilities costs of $4.4 million, a decrease in maintenance costs of $8.9 million as part of our continuing efforts to reduce operating costs where possible and currency fluctuations (primarily the euro).  TiO2 production volumes increased to near full capacity in the third quarter of 2009 as the temporary plant curtailments implemented during the first half of the year had ceased by the third quarter.

Operating Income (Loss) - Our Chemicals Segment’s operating income declined in the first nine months of 2009 primarily due to the decrease in our gross margin and decreased sales volumes.  Our gross margin fell to 9% in the first nine months of 2009 compared to 15% in the same period of 2008 because of the significant amount of unabsorbed fixed production costs resulting from the production curtailments we implemented during the first six months of 2009 as well as the effect of lower sales volumes, offset somewhat by changes in currency exchange rates.  Our Chemicals Segment’s operating income increased in the third quarter of 2009 primarily due to the increase in our gross margin and increased sales volumes.  Our gross margin improved to 19% in the third quarter of 2009 compared to 14% in the same period of 2008 primarily because of lower maintenance and other costs as well as the positive effects of higher sales volumes and changes in currency exchange rates, all of which more than offset the impact of lower Ti02 selling prices as we continue to focus on reducing costs due to the difficult economic environment.

We estimate the effect of changes in currency exchange rates positively affected our Chemicals Segment’s operating income by $2 million and $50 million in the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from our foreign operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s sales and operating income (loss) in 2009 as compared to 2008.

	Three months ended September 30, 2009 vs. 2008	Nine months ended September 30, 2009 vs. 2008
	Increase (decrease) in millions

Impact on:
Net sales	$(17)	$(56)
Operating income (loss)	2	50

Outlook - In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes in the first half of 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While we currently expect our sales volumes in 2009 will be lower as compared to 2008, we expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  During the second and third quarters of 2009, we and our competitors have announced price increases, a small portion of which were implemented in the third quarter of 2009, with the remainder expected to be implemented in the fourth quarter of 2009 and into the first quarter of 2010.  As a result, the decline in our average selling prices we experienced during the first half of 2009 has ceased, and our average selling prices increased slightly during the third quarter of 2009.  As a result of expected continued implementation of these price increases, we anticipate our average selling prices will rise during the fourth quarter of 2009 and into 2010.

We currently expect our Chemicals Segment’s results of operations to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from reduced production volumes during the first half of the year and the resulting unabsorbed fixed production costs.  While we operated our facilities at approximately 58% of capacity during the first six months of 2009, we increased our capacity utilization to approximately 96% of capacity during the third quarter of 2009, and we expect to operate our facilities at approximately 90% to 95% of capacity during the fourth quarter of this year.  We expect to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009 resulting principally from the negative effects of the production curtailments we implemented in the first half of 2009.  In addition, we currently expect our income from operations in the fourth quarter of 2009 will be lower as compared to the third quarter of 2009 due to the net effects of higher average selling prices, lower sales volumes resulting from normal seasonal changes in demand and higher maintenance costs due to the relative timing of maintenance activities throughout the year.

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

We believe our annual attainable production capacity for 2009 is approximately 532,000 metric tons.  We expect our production volumes in 2009 will be significantly lower than our attainable capacity due to the production curtailments we implemented in the first half of the year.  We currently expect we will operate at 75% to 80% of our attainable production capacity in calendar 2009. Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

Component Products -

The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended September 30,			Nine months ended September 30,
	2008	2009	% Change	2008	2009	% Change
	(Dollars in millions)

Net sales	$43.9	$29.4	(33)%	$128.1	$87.1	(32)%
Cost of sales	32.7	22.4	(31)	96.5	69.1	(28)

Gross margin	$11.2	$7.0	(38)	$31.6	$18.0	(43)

Operating income (loss)	$(5.2)	(.1)		$2.3	$(2.0)

Percent of net sales:
Cost of sales	74%	76%		75%	79%
Gross margin	26	24		25	21
Operating income	(12)	(1)		2	(2)

Net Sales - Our Component Products Segment’s sales decreased in the third quarter and first nine months of 2009 as compared to the same periods of 2008 primarily due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  We estimate the unfavorable effect of relative changes in currency exchange rates decreased our net sales by $.2 million and $1.1 million in the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008.

Cost of Sales - Our Component Products Segment’s cost of sales percentage increased 2% in the third quarter of 2009 and 4% in the first nine months of 2009 as compared to the same periods in 2008 due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilized capacity, partially offset by cost reductions implemented in response to lower sales and the impact of relative changes in currency exchange rates with respect to the nine month period.

Operating Income (Loss) - Our Component Products Segment had an operating loss in the third quarter and first nine months of 2009 primarily due to lower operating margins discussed above, a $.7 million write-down of assets held for sale in the second quarter of 2009 and $1.5 million and $2.5 million in patent litigation expenses incurred in the third quarter and first nine months of 2009, respectively, related to patent litigation at the Furniture Components reporting unit.  In the first nine months of 2009 relative changes in foreign currency exchange rates partially offset the impact of lower operating gross margins.  Operating income in the third quarter and first nine months of 2008 includes a $10.1 million goodwill impairment charge related to the Marine Components reporting unit.  See Notes 6 and 13 to the Condensed Consolidated Financial Statements.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan.  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar.    Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Component Products Segment’s sales and operating loss in 2009 as compared to 2008.

	Three months ended September 30, 2009 vs. 2008	Nine months ended September 30, 2009 Vs. 2008
	Increase (decrease) in millions

Impact on:
Net sales	$(.2)	$(1.1)
Operating income	-	1.3

Outlook – Demand for our Component Products Segment’s components continues to be slow and unstable as customers react to the condition of the overall economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect these costs to be volatile for the remainder of 2009 and into 2010.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

As discussed in Note 13 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against our Component Products Segment for patent infringement.  We have denied the allegations of patent infringement and are seeking to either have the claims dismissed or are in settlement discussions the outcome of which would not be expected to have a material effect on CompX’s operating income.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be significant to our Component Products results of operations.

In accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 350-20-20, Goodwill, we perform our annual goodwill impairment test at each of our applicable reporting units in the third quarter of each year.  In the third quarter of 2009, we found no impairments at any of our reporting units.  However, if our future cash flows from operations less capital expenditures for the Furniture Components reporting unit were to be significantly below our current expectations, it is reasonably likely that we would conclude an impairment of the goodwill associated with this reporting unit would be present under the applicable accounting standards for goodwill reporting.  At September 30, 2009, the estimated fair value of our Furniture Components reporting unit exceeded its carrying value by 30%.  The carrying value includes approximately $7 million of goodwill.  Holding all other assumptions constant at the re-evaluation date, a 200 basis point increase in the rate used to discount our expected cash flows would reduce the enterprise value for our Furniture Components unit sufficiently to indicate a potential impairment.

Due to the continued decline in the marine industry and lower than expected results of our Custom Marine and Livorsi Marine operations comprising our Marine Components reporting unit, we evaluated the long-lived assets for our Marine Components reporting unit in accordance with the requirements of ASC Topic 360-10-35 and concluded no impairments were present at September 30, 2009.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 45% for Custom Marine and 75% for Livorsi Marine), it is reasonably likely that we would conclude an impairment was present.  At September 30, 2009 the asset carrying value of the Custom Marine and Livorsi Marine were $6.7 million and $4.9 million, respectively.

Waste Management -

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(In millions)

Net sales	$.7	$2.1	$2.2	$3.7
Cost of sales	3.6	7.9	10.6	17.0

Gross margin	$(2.9)	$(5.8)	$(8.4)	$(13.3)

Operating loss	$(5.7)	$(9.0)	$(15.6)	$(22.2)

General – We have operated WCS’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low-level radioactive wastes (“LLRW”).  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008 and this facility began disposal operations in October 2009.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  This license was signed in September 2009.  Construction of the LLRW site is currently expected to commence in early 2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in late 2010 or early 2011.  While construction for the LLRW disposal facility is pending, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts material, and to treat and store a broad range of low-level and mixed LLRW.

Net Sales and Operating Loss – Our Waste Management Segment’s sales increased in both periods of 2009 compared to 2008 due to increased usage from disposal services. Our Waste Management operating loss was higher in both periods of 2009 compared to 2008, in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our new byproduct disposal license as well as because we have not been able to undertake new projects without the completion of our new disposal facilities.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, we are in process of constructing the facilities we will need to provide “one-stop shopping” for hazardous, toxic, low-level and mixed LLRW and radioactive byproduct material.  WCS will have the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe will give WCS a significant and valuable competitive advantage in the industry once construction is completed in late 2010 or early 2011.  We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss.  Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows.  Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment.  While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’s cash flows.  We have in the past, and we may in the future, consider strategic alternatives with respect to WCS.  We could report a loss in any such strategic transaction.

General Corporate Items, Interest Expense, Income Tax Benefit and Noncontrolling Interest - 2008 Compared to 2009

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2008 and 2009 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million and $19.0 million in each of the third quarters and first nine months of 2008 and 2009, respectively.  Interest income in the first nine months of 2008 also includes $4.3 million earned on certain escrow funds of NL.  See Notes 10 and 13 to the Condensed Consolidated Financial Statements.

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

Other Income – In the first quarter of 2009, we recognized a pre-tax litigation settlement gain of $11.9 million related to amounts we received in the first quarter of 2009 in recovery of past environmental remediation and related legal costs we had previously incurred.  In the second quarter of 2009 we recognized an $11.1 million pre-tax gain on the second closing on property covered under a litigation settlement reached in the fourth quarter of 2008.  See Note 13 to our Condensed Consolidated Financial Statements.  Also in 2009 we recognized a $6.3 million gain on the sale of the assets of our research, laboratory and quality control business to the Amalgamated Sugar Company LLC. See Note 10 to our Condensed Consolidated Financial Statements.

Corporate Expenses, Net - Corporate expenses were 79% higher at $8.6 million in the third quarter of 2009 compared to $4.9 million in the same period in 2008 and 37% higher at $26.5 million in the first nine months of 2009 compared to $19.5 million in the same period in 2008. Corporate expenses increased primarily due to higher defined benefit pension expense attributable to certain previously–disposed operations, which was partially offset by lower litigation and related costs. Included in corporate expense are:

•
litigation and related costs at NL of $2.1 million in the third quarter of 2009 compared to $2.2 million in the same period in 2008 and $7.4 million in the first nine months of 2009 compared to $10.8 million in the same period in 2008 and

•
environmental expenses of $1.5 million in the third quarter of 2009, compared to $.1 million in the same period of 2008 and $1.8 million in the first nine months of 2009 compared to $.1 million in the same period of 2008.

We expect that corporate expenses in 2009 will continue to be higher than in 2008, in part due to higher pension and environmental expense.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  We expect our litigation expenses for 2009 to be below 2008 due to the timing of certain trials which we now believe will take place in early 2010 instead of late 2009.  See Note 13 to our Condensed Consolidated Financial Statements.

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

Interest expense decreased to $17.2 million in the third quarter of 2009 from $17.7 million in the third quarter of 2008, and $49.9 million in the first nine months of 2009 from $52.8 million in the first nine months of 2008. Interest expense was lower in 2009 primarily due to the favorable effects of currency exchange rates on our European debt and lower debt balances at CompX.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2009 as compared to 2008 due to continued higher average balances of outstanding borrowings in 2009 and higher interest rates on certain of our credit facilities.

Income Tax Benefit – Our income tax benefit was $13.7 million in the third quarter of 2009 compared to a provision of $7.9 million in the third quarter of 2008. Our income tax benefit was $36.6 million in the first nine months of 2009 compared to a provision of $1.0 million in the first nine months of 2008.  Our tax rate varies as the contribution of income from our business units changes.  The income tax provision in 2008 includes a $7.2 million second quarter non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards and a charge of $8.7 million ($7.6 million in the third quarter) due to an increase in our reserves for uncertain tax positions.  The income tax benefit in 2009 includes an income tax benefit of $7.1 million ($8.3 million in the third quarter) due to a net decrease in our reserves for uncertain tax positions.

We have substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At September 30, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and we  generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2009 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling income was $1.0 million in the third quarter of 2009 compared to a loss of $2.3 million in the third quarter of 2008 and a loss of $4.0 million in the first nine months of 2009 compared to $.9 million in the first nine months of 2008.  In the first nine months of 2009 we had operating losses at each of NL, Kronos and CompX.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities increased $60.1 million from the first nine months of 2008 compared to the first nine months of 2009.  This $60.1 million net increase in the amount of cash used was primarily due to the net effects of the following items:

•	lower consolidated operating income in 2009 of $64.7 million, due to the operating losses at all of our segments in 2009;
•	lower cash paid for interest in 2009 of $2.7 million primarily due to favorable changes in currency exchange rates;
•	proceeds from a litigation settlement of $11.8 million received in January 2009;
•	lower general corporate dividend and interest income in 2009 of $5.4 million principally due to $4.3 million of interest received from certain escrow funds of NL in 2008;
•	lower net distributions from our TiO2 joint venture in 2009 of $3.4 million; and
•
Changes in receivables, inventories, payables and accrued liabilities in 2009 provided $105.0 million of net cash, an improvement of $126.8 million compared to 2008, primarily due to decreases in Kronos’ inventory levels.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Kronos’ average days sales outstanding (“DSO”) remained the same from December 31, 2008 to September 30, 2009;

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2008 to September 30, 2009 as our TiO2 sales volumes exceeded our TiO2 production volumes in the first nine months of 2009;

•
CompX’s average DSO increased from December 31, 2008 to September 30, 2009 in absolute terms, however, CompX reduced accounts receivable by $2.9 million in the first nine months of 2009 as compared to December 31, 2008; and

•	CompX’s average DSI remained flat from December 31, 2008 to September 30, 2009 in absolute terms, however, CompX reduced inventory by $5.1 million in the first nine months of 2009.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	September 30,	December 31,	September 30,
	2007	2008	2008	2009

Kronos:
Days sales outstanding	63 days	66 days	64 days	64 days
Days sales in inventory	59 days	55 days	113 days	48 days

CompX:
Days sales outstanding	44 days	44 days	41 days	43 days
Days sales in inventory	63 days	71 days	70 days	70 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2008	2009
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$13.6	$63.5
CompX	10.6	10.7
Waste Control Specialists	(7.6)	(9.8)
NL Parent	5.0	(4.2)
Tremont	(.8)	8.8
Valhi exclusive of subsidiaries	35.3	21.5
Other	(1.1)	.6
Eliminations	(54.1)	(30.1)

Total	$.9	$61.0

Investing and Financing Activities –

We spent $48.9 million in capital expenditures during the first nine months of 2009 as follows:

•	$29.8 million in our Waste Management Segment;
•	$17.3 million in our Chemicals Segment; and
•	$1.8 million in our Component Products Segment.

We also had $7.5 million of capitalized permit costs at our Waste Management Segment during the first nine months of 2009.

We had the following market transactions during the nine months of 2009:

•	purchased Kronos common stock for $.1 million;
•	purchased other marketable securities of $4.9 million; and
•	sold other marketable securities for proceeds of $6.6 million.

Also during the first quarter of 2009 we received proceeds from the sale of the assets of our research, laboratory and quality control business of $6.7 million.  During the second quarter of 2009 we received $11.8 million on the second closing on property covered under a litigation settlement reached in the fourth quarter of 2008.

During the first nine months of 2009, we made net payments of euro 12.0 million ($18.2 million when borrowed/repaid) under Kronos’ European bank credit facility, and borrowed a nominal net amount under Kronos’ U.S. bank credit facility.  During the first nine months of 2009, we borrowed a net $37.3 million under our Contran credit facility.  CompX repaid $.8 million on its promissory note to TIMET during the first nine months of 2009.  In April and July 2009, we entered into an aggregate of $30 million in unsecured demand promissory note agreements with Contran. We paid aggregate cash dividends of $34.1 million ($.10 per share per quarter) on our common stock in the first nine months of 2009.  Distributions to noncontrolling interest in subsidiaries in the first nine months of 2009 are primarily comprised of CompX dividends paid to shareholders other than NL.

Outstanding Debt Obligations

At September 30, 2009, our consolidated indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($582.2 million) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	KII's European revolving credit facility ($26.3 million outstanding) due in 2011;
•	CompX’s promissory note payable to TIMET ($42.2 million outstanding) which is due in 2014;
•	Kronos’ U.S. revolving credit facility ($13.8 million outstanding) due in 2011;
•	Valhi’s revolving credit facility with Contran ($37.3 million outstanding) due in 2012;
•	A wholly-owned subsidiary of Valhi's promissory demand notes payable to Contran ($30 million outstanding) due December 31, 2010; and
•	approximately $7.5 million of other indebtedness.

At June 30, 2009, Valhi had an $85 million revolving bank credit facility that matured in October 2009.  On July 30, 2009, we and the banks agreed to terminate this facility, at which time we entered into a revolving credit facility with Contran pursuant to which we can borrow up to $70 million from Contran.  The revolving credit facility with Contran is unsecured, generally bears interest at prime plus 2.5% and is due on demand and in no event later than July 31, 2012.   We had $19.3 million outstanding under our revolving bank credit facility at July 30, 2009 and we borrowed an equal amount under our Contran facility to repay and terminate the bank facility.  Subsequently during the third quarter of 2009, we borrowed an additional net $18.0 million under the Contran credit facility. See Note 8 to our Condensed Consolidated Financial Statements.

In April 2009, one of our wholly-owned subsidiaries entered into a $10 million unsecured demand promissory note agreement with Contran.  The variable rate note bears interest at prime less 1.5% and is due on demand and in no event later than December 31, 2010.  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced.  The subsidiary used the proceeds from these borrowings from Contran to make loans to WCS.  See Note 8 to our Condensed Consolidated Financial Statements.

In September 2009, CompX entered into the Third Amendment to its revolving credit facility.  The primary purpose of the Third Amendment was to adjust certain covenants in the Credit Agreement.  Under the Amendment borrowings are limited to the sum of 80% of CompX’s consolidated accounts receivable, net, 50% of consolidated raw material inventory, 50% of consolidated finished goods inventory and 100% of CompX’s consolidated unrestricted cash and cash equivalents until the end of the March 2011 fiscal quarter.  At September 30, 2009 no amounts were outstanding under the facility.  We believe the adjustments to the covenants will allow CompX to comply with the covenant restrictions through the maturity of the facility in January 2012; however if future operating results differ materially from our predictions we may be unable to maintain compliance.  See Note 8 to the Condensed Consolidated Financial Statements.

As a condition to the Third Amendment, in September 2009 CompX executed with TIMET Finance Management Company (“TFMC”), a company related to Valhi and CompX, an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.  See Note 8 to the Condensed Consolidated Financial Statements.

Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 Kronos reduced its production levels in response to the current economic environment, which has favorably impacted its liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted its 2009 results of operations due to the resulting unabsorbed fixed production costs that were charged to expense as incurred.  Furthermore, lower sales negatively impacted our results of operations in the first half of 2009.  As a result, Kronos did not expect to maintain compliance under its European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009. Beginning March 20, 2009, the lenders associated with Kronos’ European revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  See Note 8 to our Condensed Consolidated Financial Statements.

We, and all of our subsidiaries, are in compliance with all of our debt covenants at September 30, 2009.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2010).  In this regard, see the discussion above in “Outstanding Debt Obligations.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2009, we had credit available under existing facilities of $116.2 million, which was comprised of:

•	$83.5(1) million under Kronos’ various U.S. and non-U.S. credit facilities; and
•	$32.7 million under Valhi’s Contran credit facility.

(1)
Based on euro 51 million ($74.5 million at September 30, 2009) maximum borrowing availability which, under the Amendment, we are currently limited to until we are in compliance with certain specified financial covenants and, in any event, no earlier then March 31, 2010.

We could borrow all of amounts noted above without violating any covenants of the credit facilities.  As a result of covenant restrictions relating the ratio of earnings before interest and tax to cash interest expense, as defined in the Credit Agreement, CompX would not have been able to borrow under its Credit Agreement during the third quarter of 2009 due to a loss before interest and tax incurred in the third quarter of 2009.  Any future losses before interest and tax would also likely restrict or prohibit CompX from borrowing under its Credit Agreement without violating the terms of the Credit Agreement.  However, there are no current expectations that CompX will be required to borrow on the revolving credit facility in the near term as cash flows from its operations are expected to be sufficient to fund its future liquidity requirements.

At September 30, 2009, we had an aggregate of $109.4 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Kronos	$41.5
NL Parent	27.7
CompX	18.2
Tremont	9.4
Valhi exclusive of its subsidiaries	10.8
Waste Control Specialists	1.8

Total cash and cash equivalents restricted cash and marketable securities	$109.4

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2009 will be approximately $80 million including approximately $50 million at our Waste Management Segment.  Our Waste Management Segment received a byproduct disposal license in 2008 and its preliminary LLRW license in January 2009 and its final LLRW license in September 2009.  With the receipt of these licenses, WCS began construction of a byproduct disposal facility which began disposal operations in October 2009 and expects to begin construction of its LLRW facility in early 2010.  Approximately $39 million of WCS’ planned capital spending relate to these new facilities.  WCS is currently seeking financing to fund construction of these facilities, and a delay in obtaining such financing could result in a delay in the commencement of constructing the LLRW facility.  In May 2009, the Andrews County voters approved the potential bond sale of up to $75 million to provide financing for the construction.  However, the county has not yet issued the bonds and we can provide no assurance that the bonds will be issued.

With the exception of our Waste Management Segment, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.  We are limiting 2009 investments to those expenditures required to meet our lower expected customer demand and those required to properly maintain our facilities.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At September 30, 2009 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our Board of Directors.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At September 30, 2009 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In February 2009, Kronos’ board suspended its quarterly dividend after considering the challenges and opportunities that exist in the Ti02 products industry and we do not currently expect to receive a dividend from Kronos in 2009. In 2008 we received cash dividends from Kronos of $29.0 million based on the 29.0 million shares of Kronos we held in 2008 and the 2008 quarterly dividend rate of $.25 per share.  NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at September 30, 2009, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2009.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX.  Instead any dividend CompX declares is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our subsidiaries under the terms of a revolving credit facility that matures in March 2010.  WCS borrowed a net $46.5 million from our subsidiary during the first nine months of 2009.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $53.3 million at September 30, 2009 and $6.8 million at December 31, 2008.  We expect that WCS will likely borrow additional amounts during the remainder of 2009 from our subsidiary.

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

Recent Accounting Pronouncements

See Note 15 to our Condensed Consolidated Financial Statements

Critical Accounting Policies

There have been no changes in the first nine months of 2009 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2008 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, please refer to Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Annual Report.  There have been no material changes in these market risks during the first nine months of 2009.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in foreign currency exchange rates.

We periodically use currency forward contracts to manage a nominal portion of currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  See Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, please refer to Note 13 to our Condensed Consolidated Financial Statements and our 2008 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Circuit Court cases in Milwaukee County, Wisconsin.  In August 2009, the stay expired in all five cases.

Jones v. Joaquin Coe et al. (Superior Court of New Jersey, Essex County, Case No. ESX-L-9900-06).  In September 2009, the case was dismissed with prejudice.  This dismissal concludes the case.

The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  In September 2009, the court granted in part and denied in part the defendants’ joint motion to dismiss, thereby limiting the relief recoverable by the Tribe, but allowing the plaintiffs to proceed with their claims.

Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M))  In August 2009, defendants filed a joint motion to dismiss the case, which remains pending.

Waco Subsite Consent Decree, United States District Court for the District of Kansas.  We have been approached by state and federal natural resource trustees and have participated in preliminary discussions with respect to potential natural resource damage claims.

Tar Creek Notice and Demand from Environmental Protection Agency.  In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site.  The state continues to monitor for a potential settlement between the EPA and us and may subsequently attempt to pursue a settlement with us.

Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  In October 2009, NL and other defendants filed a motion to dismiss the case.

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al., (L-009868-05, Superior Court of New Jersey, Essex County).  NL is one of approximately 300 third-party defendants that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the “Newark Bay Complex”).  NL was named in the third-party complaint based upon its ownership of two former operating sites and purported connection to a former Superfund site (at which NL was a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex.  We intend to deny liability and defend vigorously against all of the claims.

Beets v. Blue Tee Corp. et al. (Northern District of Oklahoma, Case No. 4:09-cv-546).  In August 2009, third-party defendant the United States of America removed the case to the Northern District of Oklahoma, where it was docketed as case No. 4:09-cv-546.  In September 2009, Plaintiffs moved to return the case to the Oklahoma State Court, District of Ottawa County.

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117).  This is a citizen's suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties, and an award of costs.  We intend to vigorously defend against all of the claims.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2008 Annual report.  There have been no material changes to such risk factors during the first nine months of 2009.

Item 6.                  Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date November 4, 2009	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date November 4, 2009	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)