Form 10-K
period 2009-12-31
VALHI INC /DE/
filed 2010-03-10
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2009

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

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes     No  X

Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer     Accelerated filer     non-accelerated filer  X   smaller reporting company    .

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

The aggregate market value of the 5.7 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2009 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $42.1 million.

As of February 26, 2010, 113,603,955 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Valhi, Inc.
(NYSE: VHI)
December 31, 2009
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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation.  We are majority owned, directly or through subsidiaries, by Contran, which own approximately 93% of our outstanding common stock at December 31, 2009.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Key events in our history include:
•	1979 – Contran acquires control of LLC;
•	1981 – Contran acquires control of our other predecessor company;
•	1982 – Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
•	1984 – Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
•	1986 – Contran acquires control of NL, which at the time owns 100% of Kronos and a 50% interest in Titanium Metal Corporation (“TIMET”);
•	1987 – LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
•	1988 – NL spins-off an entity that includes its investment in TIMET;
•	1995 – WCS begins start-up operations;
•	1996 – TIMET completes an initial public offering;
•	2003 – NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
•	2004 through 2005 - NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;
•	2007 – We distribute all of our TIMET common stock to our shareholders through a stock dividend;
•	2008 – WCS receives a license for the disposal of byproduct material and begins construction of the byproduct facility infrastructure; and
•	2009 – WCS receives a license for the disposal of Class A, B and C low-level radioactive waste and completes construction of the byproduct facility.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Valhi, Inc. and its subsidiaries, taken as a whole.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products;
•	The cyclicality of certain of our businesses (such as Kronos’ titanium dioxide pigment (“TiO2”)operations);
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

•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation or solvency of our competitors;
•	Demand for high performance marine components;
•	The ability of our subsidiaries to pay us dividends (such as Kronos’ suspension of its dividend in 2009);
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew, amend, refinance or establish credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
•
Our ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefit of which has been recognized under the more likely than not recognition criteria (such as Kronos’ ability to utilize its German net operating loss carryforwards);

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

•	The ultimate resolution of pending litigation (such as NL's lead pigment litigation, environmental and other litigation and CompX’s patent litigation);
•	Uncertainties associated with the development of new product features;
•	Our ability to comply with covenants contained in our revolving bank credit facilities; and
•	Possible future litigation.

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

Segments

We have three consolidated operating segments at December 31, 2009:

Chemicals Kronos Worldwide, Inc.
Our chemicals segment is operated through our majority control of Kronos.  Kronos is a leading global producer and marketer of value-added TiO2.  TiO2, which imparts whiteness, brightness and opacity, is used for a variety of manufacturing applications including: plastics, paints, paper and other industrial products.  Kronos has production facilities in Europe and North America.  TiO2 sales were over 90% of Kronos’ sales in 2009.

Component Products CompX International Inc.
We operate in the component products industry through our majority control of CompX.  CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products division CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and other general cabinetry applications.  CompX’s Furniture Components division manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications.  CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the performance boat industry through its Marine Components division.

Waste Management Waste Control Specialists LLC
WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and in 2009 WCS received a low-level radioactive waste disposal license.  In 2009 WCS completed construction of a byproduct disposal facility, which began operations in the fourth quarter of 2009. Construction of the low-level radioactive waste facility is currently expected to begin in mid-2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in early 2011.

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

We believe we are the second largest producer of TiO2 in Europe with approximately one-half of our sales volumes attributable to markets in Europe. The table below shows our market share for our significant markets, Europe and North America, for the last three years.

	2007	2008	2009

Europe	19%	19%	19%
North America	15%	16%	16%

Per capita consumption of TiO2 in the United States and Western Europe far exceeds consumption in other areas of the world. We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  It is probable significant markets for TiO2 could emerge in other areas of the world.  China continues to develop into a significant market and as its economy continues to mature it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.  In addition, growth in recent years in Eastern Europe and the Far East has been significant as the economies in these regions continue developing to the point that quality-of-life products, including TiO2, experience greater demand.  However, industry demand declined in Eastern Europe significantly in 2009 due to the global economic crisis

Manufacturing, Operations and Products –

We believe there are no effective substitutes for TiO2.  Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of end-use markets as white pigments, however the opacity in these products is not able to duplicate the performance characteristics of TiO2; therefore, we believe these products are not an effective substitute for TiO2.

We currently produce over 40 different TiO2 grades, sold under our Kronos™ trademark, which provide a variety of performance properties to meet our customers' specific requirements.  Our major customers include domestic and international paint, plastics and paper manufacturers.  Directly and through our distributors and agents, we sell and provide technical services for our products to over 4,000 customers in approximately 100 countries, with the majority of our sales in Europe and North America.  We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Chloride process rutile is preferred for the majority of customer applications.  From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile.  Although many end-use applications can use either form, chloride process rutile is the preferred form for use in coatings and plastics, the two largest end-use markets.  Sulfate process anatase represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics.

•
Chloride production process.  Approximately three-fourths of our current production capacity is based on the chloride process.  The chloride process is a continuous process in which chlorine is used to extract rutile TiO2.  The chloride process typically has lower manufacturing costs than the sulfate process due to newer technology, higher yield, less waste, lower energy requirements and lower labor costs.  The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing a higher titanium content is used.

•
Sulfate production process.  The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2. In addition to the factors indicated above, the higher production costs associated with the sulfate process result in part from the need to process the spent sulfuric acid remaining at the end of the production process.

After the intermediate TiO2 pigment is produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2009, chloride process production facilities represented approximately 60% of industry capacity.

Over the last 10 years we have focused on expanding our annual production capacity by obtaining additional operating efficiencies at our existing plants through modest capital expenditures.   We believe our attainable production capacity for 2010 is approximately 532,000 metric tons and we currently expect we will operate at approximately 90% - 95% of our attainable capacity.  See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Chemicals Segment – Outlook”.

In 2009, in response to the sharp decrease in demand due to the world-wide economic decline we curtailed our production and produced 402,000 metric tons of TiO2 down from 514,000 metric tons in 2008.  Our production volumes include our 50% share of TiO2 produced at our joint-venture owned Louisiana facility.  Our average production capacity utilization rates were near full capacity in 2007 and 2008 and approximately 76% in 2009. In late 2008, and as a result of the sharp decline in global demand, we experienced a build up in our inventory levels.  In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009.  Consequently, our average production capacity utilization rates were approximately 58% during the first half of 2009 as compared to 94% during the second half of 2009.

TiO2 sales were about 90% of our total Chemicals sales in 2009.  The remaining 10% of our total chemical sales is comprised of other product lines that are complementary to our Ti02 business.  These products are as follows:

•
We own and operate an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. We commenced production from our second mine in 2009..  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of our European sulfate-process plants.  We also sell ilmenite ore to third-parties, some of whom are our competitors.  The mines have estimated aggregate reserves which are expected to last for at least another 60 years.

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

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream specialty products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate products are used in pearlescent pigments, natural gas pipe and other specialty applications.

Our Chemicals Segment operated the following TiO2 facilities, two slurry facilities and two ilmenite mines at December 31, 2009.

Location	Description
Leverkusen, Germany (1)	TiO2 production, Chloride and sulfate process, co-products
Nordenham, Germany	TiO2 production, Sulfate process, co-products
Langerbrugge, Belgium	TiO2 production, Chloride process, co-products, titanium chemicals products
Fredrikstad, Norway (2)	TiO2 production, Sulfate process, co-products
Varennes, Quebec	TiO2 production, Chloride and sulfate process, slurry facility, titanium chemicals products
Lake Charles, Louisiana (3)	TiO2 production, Chloride process
Lake Charles, Louisiana	Slurry facility
Hauge I Dalane, Norway (4)	Ilmenite mines

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-third of our current Ti02 production capacity, but we lease the land under the facility from Bayer AG under a long-term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years.
(3)	We operate this facility in a 50/50 joint venture with Huntsman Holdings LLC. See Note 7 to the Consolidated Financial Statements.
(4)	In 2009 we completed the excavation of a second mine located near our first mine in Norway.

Our Chemicals Segment also leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe.

Raw Materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine and coke are available from a number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited, but increasing, number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium, under a long-term supply contract that expires at the end of 2011.  We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2014.  We have in the past been, and expect in the future will continue to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock primarily ilmenite or purchased sulfate-grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feed stock suitable for use in the sulfate process is available from a limited number of suppliers, principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, we own and operate rock ilmenite mines in Norway, which provided all the feedstock for our European sulfate process TiO2 plants in 2009. We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we also purchase sulfate grade slag, primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014 and Eramet Titanium & Iron ASA (formerly Tinfos Titan and Iron KS) under a supply contract that expires in 2010. We expect the raw materials purchased under these contracts to meet our sulfate process feedstock requirements over the next few years.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials procured or mined in 2009.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants -
Purchased slag or natural rutile ore	351

Sulfate process plants:
Raw ilmenite ore mined and used internally	226
Purchased slag	13

Ti02 Manufacturing Joint Venture - We hold a 50% interest in a manufacturing joint venture with a subsidiary of Huntsman Corporation (“Huntsman”) (NYSE: HUN). The joint venture owns and operates a chloride process TiO2 facility in Lake Charles, Louisiana.  We share production from the facility equally with Huntsman pursuant to separate offtake agreements.

A supervisory committee composed of four members, two of whom we appoint and two of whom are appointed by Huntsman, directs the business and affairs of the joint venture, including production and output decisions.  Two general managers, one we appoint and one appointed by Huntsman, manage the joint venture operations acting under the direction of the supervisory committee.

We are required to purchase one-half of the TiO2 produced by the joint venture.  Because we do not control the joint venture, it is not consolidated in our Consolidated Financial Statements; instead we use the equity method to account for our interest.  The joint venture operates on a break-even basis, and therefore we do not have any equity in earnings of the joint venture.  With the exception of raw material costs and packaging costs for the pigment grades produced, we share all costs and capital expenditures of the joint venture equally with Huntsman.  Our share of the net costs is reported as cost of sales as the related TiO2 is sold.  See Notes 7 and 16 to our Consolidated Financial Statements for additional financial information.

Patents and Trademarks – We hold patents for products and production processes which we believe are important to our continuing business activities.  We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties.  Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from less than 1 year to 19 years.  We actively seek to protect our intellectual property rights, including our patent rights, and from time to time we are engaged in disputes relating to the protection and use of intellectual property relating to our products.

Our major trademarks, including KronosTM, are protected by registration in the United States and elsewhere with respect to those products we manufacture and sell.  We also rely on unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology, and our business could be harmed if we fail to maintain confidentiality of trade secrets used in this technology.

Sales and Seasonality – We sell to a diverse customer base, with no single customer makes up more than 10% of our Chemicals Segment’s sales in 2009.  Our ten largest Chemicals Segment customers accounted for approximately 28% of the Chemicals Segment’s 2009 sales.  Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, our sales are slightly seasonal with TiO2 sales generally higher in the second and third quarters of the year.

Competition - The TiO2 industry is highly competitive.  Our principal  competitors are: E.I. du Pont de Nemours & Co. ("DuPont"), Millennium Inorganic Chemicals Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)), Huntsman, Tronox Incorporated and Sachtleben Chemie.  These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Sachtleben) to 22% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume of approximately 60%.  DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor.  Tronox filed for Chapter 11 bankruptcy protection in January 2009, and has continued to operate as a debtor-in-possession since that date.  In December 2009, Tronox announced its intention to restructure and emerge from Chapter 11.  It remains unclear how and to what extent Tronox or a successor will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

We compete primarily on the basis of price, product quality and technical service, and the availability of high-performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price being one of the most significant competitive factors along with quality and customer service.  We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 13% of worldwide TiO2 sales volumes in 2009.  Overall, we are the world's fourth-largest producer of TiO2.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects.  Although overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions, we do not expect any significant efforts will be undertaken by us or our competitors to further increase capacity through such projects for the foreseeable future.  If actual developments differ from our expectations, ours and the TiO2 industry's performances could continue to be unfavorably affected longer than expected.

Worldwide capacity additions in the TiO2 market resulting from construction of new plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction , and we believe it is not likely that any new plants will be constructed in Europe or North America in the foreseeable future.

Research and Development - Our research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications.  Our research and development activities are conducted at our Leverkusen, Germany facility.  We spent approximately $12 million in each of 2007, 2008 and 2009 on these activities and certain technical support programs.

We are continually improving the quality of our grades and we have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles.  Since 2004, we have added five new grades for plastics and coatings.

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

Our U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes.  We believe our joint venture Louisiana TiO2 facility and a Louisiana TiO2 slurry facility we own are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder.  These are our only U.S. manufacturing facilities.

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

At our sulfate plant facilities in Germany, we recycle weak sulfuric acid either through contracts with third parties or at our own facilities.  In addition, at our German locations we have a contract with a third-party to treat certain sulfate-process effluents.  At our Norwegian plant, we ship spent acid to a third-party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals (“REACH”), which took effect on June 1, 2007, and will be phased-in over 11 years.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances in a central data base.  REACH affects our European operations by imposing on us a testing, evaluation and registration program for many of the chemicals we use or produce.  We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU.  We spent $.4 million  in 2007, $.5 million in 2008 and $.7 million in 2009 on REACH compliance, and we do not anticipate that future compliance costs will be material to us.

Capital expenditures in 2009 related to ongoing environmental compliance, protection and improvement programs were $3.1 million, and are currently expected to be approximately $12 million in 2010, including approximately $9.7 million for a desulfurization unit at our Belgian facility.

Employees - As of December 31, 2009, our Chemicals Segment employed the following number of people:

Europe	2,000
Canada	400
United States(1)	40
Total	2,440

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

COMPONENT PRODUCTS SEGMENT - COMPX INTERNATIONAL INC.

Business Overview - Through our majority-controlled subsidiary, CompX, we manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, tool boxes, appliances, banking equipment, vending equipment and computers and related equipment.   Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

Manufacturing, Operations and Products - We manufacture locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, toolbox, banking, vending, general cabinetry and other industries.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  Our security products are used in a variety of applications including ignition systems, mailboxes, toolboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture and medical cabinet security. These products include:

•	disc tumbler locks, which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms, which are more costly to produce and are used in applications requiring higher levels of security, including our KeSet high security system, which allows the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
our innovative eLock electronic locks, which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

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

Our Component Products segment operated the following manufacturing facilities at December 31, 2009:

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

We occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material that are affected by commodity markets.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes.  We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities. Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity related raw material cost pressures.   Commodity market prices are cyclical, reflecting overall economic trends and specific developments in consuming industries.

Patents and Trademarks – Our Component Products Segment holds a number of patents relating to its component products, certain of which we believe are important to our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 15 years at December 31, 2009.    Our major trademarks and brand names include:

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

In 2009, our ten largest customers accounted for approximately 39% of our total sales; however, no one customer accounted for sales of 10% or more in 2009.  Of the 39%, 18% (7 customers) was related to Security Products sales and 21% (7 customers) was related to Furniture Components sales, including four customers for which we sell both Security Products and Furniture Components.  Overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

Competition – The markets in which we participate are highly competitive.  We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support.  We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer.  Our Marine Components segment competes with small domestic manufacturers and is minimally affected by foreign competitors.  Our Security Products and Furniture Components segments compete against a number of domestic and foreign manufacturers.

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

Employees - As of December 31, 2009, we employed the following number of people:

United States	528
Canada(1)	211
Taiwan	76
Total	815

(1) Approximately 77% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2012 which provides for wage increases of 0 to 1% over the term of the contract.

We believe our labor relations are good at all of our facilities.

WASTE MANAGEMENT SEGMENT - WASTE CONTROL SPECIALISTS LLC

Business Overview – Our Waste Management Segment was formed in 1995 and in early 1997 we completed construction of the initial phase of our waste disposal facility in West Texas.  The original facility was initially designed for the processing, treatment, storage and disposal of certain hazardous and toxic wastes.  We received the first wastes for disposal in 1997. Subsequently, we have expanded our authorizations to include the processing, treatment and storage of low-level radioactive waste (“LLRW”) and mixed LLRW and the disposal of certain types of exempt low-level radioactive wastes.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  In May 2008, TCEQ issued a byproduct materials disposal license to us.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  This license was signed in September 2009.

We currently operate our waste disposal facility on a relatively limited basis.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008 and this facility began disposal operations in October 2009.  Construction of the LLRW site is currently expected to commence in mid-2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in early 2011.

Facility, Operations and Services - Our Waste Management Segment has permits from the Texas Commission on Environmental Quality ("TCEQ") and the U.S. Environmental Protection Agency ("EPA") to accept hazardous and toxic wastes governed by RCRA and TSCA.  In October 2005, our RCRA permit was renewed for a new ten-year period.  Likewise in September 2005, our five-year TSCA authorization was renewed for a new five-year period.  Our RCRA permit and TSCA authorization are subject to additional renewals by the agencies assuming we remain in compliance with the provisions of the permits.

In November 1997, the Texas Department of State Health Services (“TDSHS”) issued a license to us for the treatment and storage, but not disposal, of low-level and mixed low-level radioactive wastes.  In June 2007, the TDSHS regulatory authority for this license was transferred to TCEQ.  The current provisions of this license generally enable us to accept such wastes for treatment and storage from U.S. commercial and federal generators, including the Department of Energy ("DOE") and other governmental agencies.  We accepted the first shipments of such wastes in 1998.  We have obtained additional authority to dispose of certain categories of LLRW including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing).   In May 2008, TCEQ issued us a license for the disposal of byproduct material and in September 2009 issued us a near-surface low-level and mixed LLRW disposal license.

Our waste disposal facility also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the EPA or other regulatory bodies.  Our 20,000 square foot treatment facility provides for waste treatment/stabilization, warehouse storage and treatment facilities for hazardous, toxic and mixed LLRW, drum to bulk, and bulk to drum materials handling and repackaging capabilities.  Treatment operations involve processing wastes through one or more chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements.  Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and results in the transformation of waste into inert materials through one or more of these chemical processes.  Certain treatment processes involve technology which we may acquire, license or subcontract from third parties.

Once treated and stabilized, waste is either; (i) placed in our landfills, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for final disposition.  Only waste that meets certain specified regulatory requirements can be disposed of in our fully-lined landfills, which include leachate collection system.

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

Competition - The hazardous waste industry (other than low-level and mixed LLRW) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of waste generators to reduce the volume of waste and/or manage waste onsite at their facilities.  These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While we believe our broad range of permits for the treatment and storage of low-level and LLRW streams provide us certain competitive advantages, a key element of our long-term strategy is to provide "one-stop shopping" for hazardous, low-level and mixed LLRW.  To offer this service we will have to complete construction of the facilities we have been licensed to operate.

Competition within the hazardous waste industry is diverse and based primarily on facility location/proximity to customers, pricing and customer service.  We expect price competition to continue to be intense for RCRA- and TSCA-related wastes.  With respect to our currently-permitted activities, our principal competitors are Energy Solutions, LLC, US Ecology Inc., and Perma-Fix Environmental Services, Inc.  These competitors are well established and have significantly greater resources than we do, which could be important factors to our potential customers.  We believe we may have certain competitive advantages, including our environmentally-desirable location, broad level of local community support, a rail transportation network leading to our facility and our capability for future site expansion.

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

Regulatory and Environmental Matters - While the waste management industry has benefited from increased governmental regulation, it has also become subject to extensive and evolving regulation by federal, state and local authorities.  The regulatory process requires waste management businesses to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process.  Individuals as well as companies may oppose the granting of permits.  In addition, governmental policies and the exercise of broad discretion by regulators are subject to change.  It is possible our ability to obtain and retain permits on a timely basis could be impaired in the future.  The loss of an individual permit or the failure to obtain a permit could have a significant impact on our Waste Management Segment’s future operating plans, financial condition, results of operations or liquidity, especially because we only own and operate one disposal site.  For example, adverse decisions by governmental authorities on our permit applications could cause us to abandon projects, prematurely close our facility or restrict operations.  Our RCRA permit and our license from TCEQ, as amended, expire in 2015, our TSCA authorization expires in 2010, our byproduct material disposal license expires in 2018 and our LLRW disposal license expires in 2024.  Our LLRW processing license is under timely renewal and is currently being reviewed by TCEQ. Such permits, licenses and authorizations can be renewed subject to compliance with the requirements of the application process and approval by TCEQ or EPA, as applicable.

In May 2008, TCEQ issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We completed construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2009 and this facility began disposal operations in October 2009.  In September 2009, TCEQ issued us a near-surface low-level and mixed LLRW disposal license.

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

Employees - At December 31, 2009, we had 147 employees.  We believe our labor relations are good.

OTHER

NL Industries, Inc. - At December 31, 2009, NL owned 87% of CompX and 36% of Kronos. NL also owns 100% of EWI RE, Inc., an insurance brokerage and risk management services company and also holds certain marketable securities and other investments.  See Note 16 to our Consolidated Financial Statements for additional information.

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

Website and Available Information – Our fiscal year ends December 31.  We furnish our stockholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC.  Certain of our consolidated subsidiaries (Kronos, NL and CompX) also file annual, quarterly and current reports, proxy and information statements and other information with the SEC. We also make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.valhi.net as soon as reasonably practical after they have been filed with the SEC.  We also provide to anyone, without charge, copies of such documents upon written request.  Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

In this regard, in the first quarter of 2009 Kronos announced the suspension of its regularly quarterly dividend in consideration of the challenges and opportunities that exist in the TiO2 pigment industry.  We currently believe we will have sufficient liquidity to service our liabilities in 2010.  In February 2010, our Board of Directors declared a first quarter 2010 cash dividend of $.10 per share to shareholders of record as of March 10, 2010 to be paid on March 31, 2010.  However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.

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

Approximately 90% of our revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  The current worldwide economic downturn has depressed sales volumes in 2009, principally in the first half of the year, we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the commencement of the downturn.  This may result in reduced earnings or operating losses.

Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  Huntsman closed one of its European facilities and Tronox closed its Savannah, Georgia facility in 2009.  We believe further shutdowns or closures in the industry are possible.    The closures may not be sufficient to alleviate the current excess industry capacity, and such conditions may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations.  TiO2 sales are generally higher in the second and third quarters of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on production and price changes.

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

NL formerly manufactured lead pigments for use in paint.  NL and other pigment manufacturers have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints.  These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.  The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  As with all legal proceedings, the outcome is uncertain.  Any liability NL might incur in the future could be material.  See also Item 3.  Legal Proceedings.

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

We extend credit and payment terms to some of our customers. Although we have an ongoing process of evaluating customers’ financial condition, we could suffer significant losses if a customer fails and/or is unable to pay.  A significant loss of an accounts receivable would have a negative impact on our financial results.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We have a significant amount of debt, primarily related to Kronos’ Senior Secured Notes, our loans from Snake River Sugar Company and our revolving credit facility with Contran. Our level of debt could have important consequences to our stockholders and creditors, including:

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

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which we are committed to pay approximately $423 million in 2010.  Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow additional funds under our subsidiaries’ credit facilities will in some instances depend in part on our subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements.

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

Global climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries, and we believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit green house gases through various means, including emissions permits and/or energy taxes.   In several of our production facilities, we consume large amounts of energy, including electricity and natural gas.  To date the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if green house gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are unspecified unless otherwise indicated below. In some cases, the damages are unspecified pursuant to the requirements of applicable state law.  A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs.  In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint.  Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

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

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords.  Plaintiff, a minor, alleged injuries purportedly caused by lead on the surfaces in homes in which he resided and sought compensatory and punitive damages.  The case was tried in October 2007, and in November 2007 the jury returned a verdict in favor of all defendants.  In April 2008, plaintiff filed an appeal, and in February 2009, the appeal was stayed after the appellate court received notice that one of the defendants, Millennium Chemicals, Inc., had filed for bankruptcy.

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

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign.  In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.  The case is proceeding in the trial court.

In November 2003, NL was served with a complaint in Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425).  The complaint seeks damages against us and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor’s residence.  The case is proceeding in the trial court.

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

In January and February 2007, we were served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin.  In some cases, complaints have been filed elsewhere in Wisconsin.    The plaintiffs are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside. Plaintiffs seek compensatory and punitive damages. The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services.  In some cases, additional lead paint manufacturers and/or property owners are also defendants.  Of the cases filed, five remain pending and four of the remaining cases have been removed to Federal court (Burton, Owens, B. Stokes, and Gibson).  Clark, the sole case remaining in the State court, is scheduled for trial in May 2011.

In February 2010, NL was served with a complaint in Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075).  The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surface of the home in which he resided.  The claims raised in this case are identical to those in the Wisconsin cases described above.  Defendants include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company and The Sherwin-Williams Company.  We intend to deny liability and will defend vigorously against all claims.

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past disposal practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the EPA’s Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs must be shared or allocated.  In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including:

•	complexity and differing interpretations of governmental regulations;
•	number of PRPs and their ability or willingness to fund such allocation of costs;
•	financial capabilities of the PRPs and the allocation of costs among them;
•	solvency of other PRPs;
•	multiplicity of possible solutions;
•	number of years of investigatory, remedial and monitoring activity required; and
•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2009, we had no receivables for recoveries.

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

NL - On a quarterly basis, NL evaluates the potential range of liability at sites where NL has been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  See Note 17 to our Consolidated Financial Statements.  At December 31, 2009, NL accrued approximately $46 million, related to approximately 50 sites, for those environmental matters related to NL which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $81 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At December 31, 2009, there are approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and costs to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other alleged PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In December 2003, NL was served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  The complaint alleges public nuisance, private nuisance, trespass, strict liability, deceit by false representation and was subsequently amended to assert claims under CERCLA against us, six other mining companies and the United States of America with respect to former operations in the Tar Creek mining district in Oklahoma.  Among other things, the complaint seeks actual and punitive damages from defendants.  We have moved to dismiss the complaint, asserted certain counterclaims and have denied all of plaintiffs’ allegations.  In February 2006, the court of appeals affirmed the trial court’s ruling that plaintiffs waived their sovereign immunity to defendants’ counter claim for contribution and indemnity.  In December 2007, the court granted the defendants’ motion to dismiss the Tribe’s medical monitoring claims and in July 2008, the court granted the defendants’ motion to dismiss the Tribe’s CERCLA natural resources damages claim.  In January 2009, the defendants filed a motion for partial summary judgment, seeking dismissal of certain plaintiffs’ claims for lack of standing.  In September 2009, the court granted in part and denied in part the defendants’ joint motion to dismiss, thereby limiting the relief recoverable by the Tribe, but allowing the plaintiffs to proceed with their claims.  Trial is set to begin in November 2010.

In February 2004, NL was served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), an action on behalf of over two hundred individual plaintiffs, including owners of residential, commercial and government property in the town of Quapaw, Oklahoma,  the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma.  Plaintiffs allege causes of action in nuisance and seek a relocation program, property damages, including diminished property value damages, and punitive damages.  We answered the complaint and denied all of plaintiffs’ allegations.  In August 2009, defendants filed a joint motion to dismiss the case, which was partially granted in February 2010.

In January 2006, NL was served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  In October 2007, we moved to dismiss several plaintiffs who failed to respond to discovery requests, and in February 2008, the motion was granted with respect to all such plaintiffs.  In February 2008, the trial court entered a case management order pursuant to which the case will proceed as to eight of the plaintiffs’ claims, and the claims of the remaining plaintiffs have been stayed in the meantime.  In April 2008, the other defendant in the case agreed to a settlement with the plaintiffs, and we are the only remaining defendant.  The claims of eight of the plaintiffs were tried in January and February 2010, and the jury returned a verdict in favor of five of the plaintiffs.  The jury awarded $119,125 in economic and non-economic property damages and $220,000 in reimbursement of environmental assessment costs.  At the conclusion of the trial, the judge instructed the plaintiffs’ counsel to select another eight plaintiffs whose claims will be tried in January 2011.  We do not believe that the facts and evidence support the verdict and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  We intend to appeal any adverse judgment the court may enter against us and to continue to vigorously defend the matter.

In June 2006, NL and several other PRPs received a Unilateral Administrative Order (“UAO”) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936.  Doe Run is also named in the Order.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order.  In May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement.

In October 2006, NL entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in Operating Unit 6 of the Waco Subsite of the Cherokee County Superfund Site.  We conducted milling activities on the portion of the site which we have agreed to remediate.  We are sharing responsibility with other PRPs as well as the EPA for remediating a tributary that drains the portions of the site in which the PRPs operated.  We have also reimbursed the EPA for a portion of its past and future response costs related to the site. In the last two quarters of 2009, we were approached by state and federal natural resource trustees and have participated in preliminary discussions with respect to potential natural resource damage claims.

In November 2007, NL was served with a complaint in United States of America v. Halliburton Energy Services, Inc., et al. (U.S. District Court, Southern District of Texas, Civil Action No. 07-cv-03795).  The complaint seeks to recover past costs the EPA incurred to conduct removal actions at three sites in Texas where Gulf Nuclear, Inc. disposed of radioactive waste.  The complaint alleges that a former NL division sent waste to Gulf Nuclear for disposal.  This matter was tendered to Halliburton Energy Services, Inc. (“Halliburton”) pursuant to a defense and indemnification obligations assumed as a result of Halliburton’s past acquisition of NL’s former petroleum services business.  Halliburton denied any obligation to provide defense or indemnification, and a separate action was filed by an affiliate against Halliburton to enforce these obligations.  NL has denied all liability and is defending vigorously against all claims brought by the U.S.  The case is proceeding in the trial court.

In June 2008, NL was served in Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  In January 2009, we were served in Brown, et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 09-002458 CE).  The plaintiffs in both of these cases are additional property owners and other past or present residents of the Krainz Woods Neighborhood, and the claims raised in these cases are identical to those in the Brown case described above.  We intend to deny liability in both subsequent cases and will defend vigorously against all claims.  In November 2009, we filed a motion for summary judgment in the Barton case seeking dismissal of the case on statute of limitations grounds against 48 plaintiffs, which remains pending.  The case is proceeding in the trial court.

In June 2008, NL received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey.  NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s.  NJDEP has since referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.”  We are monitoring closely regarding the scope of the remedial activities that may be necessary at the site and the identification of parties who may have liability for the site.

In September 2008, NL received a Special Notice letter from the EPA for liability associated with the Tar Creek site and a demand for related past and relocation costs.  We responded with a good-faith offer to pay certain of the past costs and to complete limited work in the areas in which we operated, but declined to pay for other past costs or any relocation costs.  We are involved in an ongoing dialogue with the EPA regarding a potential settlement with the EPA.  In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection to the site.  The state continues to monitor for a potential settlement between the EPA and us and may subsequently attempt to pursue a separate settlement with us.

In June 2009, NL was served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  The complaint seeks to recover against NL and roughly 170 other defendants under CERCLA for past and future response costs.  The plaintiffs allege that NL’s former Albany operation sent three PCB-containing transformers to the Ward Transformer Superfund Site.  We intend to deny liability and will defend vigorously against all claims.  In October 2009, NL and other defendants filed a motion to dismiss the case.

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  NL is one of approximately 300 third-party defendants (with a potential expansion of the case to over 3,200 unnamed parties) that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the “Newark Bay Complex”).  NL was named in the third-party complaint based upon its ownership of two former operating sites and purported connection to a former Superfund site (at which NL was a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex. Discovery is stayed for all third-party defendants pending approval of a settlement plan.  We intend to deny liability and will defend vigorously against all of the claims.

In July 2009, NL was served in Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  The complaint alleges negligence, strict liability, nuisance, and attractive nuisance against NL, four other mining companies and a mobile home park.  In the complaint, five minor plaintiffs seek damages for personal injuries as well as punitive damages.  We intend to deny liability and will defend vigorously against all claims.  In August 2009, third-party defendant, the United States of America, removed the case to the Northern District of Oklahoma, where it was docketed as case No. 4:09-cv-546 and in September 2009, plaintiffs moved to return the case to the Oklahoma State Court, District of Ottawa County. In February 2010, the trial court granted plaintiffs’ a motion to voluntarily dismiss with prejudice the claims of three of the five minor plaintiffs.

In August 2009, NL was served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117).  This is a citizen's suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties, and an award of costs.  We intend to defend vigorously against all of the claims.  In December 2009, NL and other defendants filed a motion to dismiss the case.

In January 2010, NL along with many other PRPs received a Special Notice letter from the EPA for alleged liability associated with the Malone Superfund Site, Texas City, Texas and an invitation to negotiate an agreement to perform the final remedy at the site.  We indicated to EPA our willingness to negotiate resolution of our allocated share of liability at this former waste disposal site, which will likely also involve discussions with the organized PRP Group for the site.  NL’s potential liability is believed to arise from historic waste disposal transactions of our former petroleum service business. This matter has been tendered to Halliburton pursuant to defense and indemnification obligations assumed as a result of Halliburton’s past acquisition of our former petroleum services business.  Halliburton denied any obligation to provide defense or indemnification, and this matter has been included in the separate suit to enforce Halliburton’s obligations.

In January 2010, NL was served with an amended complaint in Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342).  The complaint was filed against several defendants, including NL Industries, Inc., in connection to the alleged contamination of a 35 acre site in South Gate, California acquired by the plaintiff by eminent domain to construct a middle school and high school.  The plaintiff alleges that NL’s predecessor, The 1230 Corporation (f/k/a Pioneer Aluminum, Inc.) operated on a portion of property within the 35 acre site and is responsible for contamination caused by its operations.  The plaintiff has brought claims for contribution, indemnity, and nuisance and is seeking past and future clean-up and other response costs.

See also Item 1 “Regulatory and Environmental Matters.”

          Other -  We have also accrued approximately $3.0 million at December 31, 2009 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

ITEM 4.                      RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES

Common Stock and Dividends - Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI).  As of February 26, 2010, we had approximately 2,700 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated.  On February 26, 2010 the closing price of our common stock was $17.45.

	High	Low	Cash dividends paid

Year ended December 31, 2008

First Quarter	$23.70	$14.14	$.10
Second Quarter	31.24	24.21	.10
Third Quarter	27.64	14.04	.10
Fourth Quarter	17.31	6.80	.10

Year ended December 31, 2009

First Quarter	$15.48	$7.83	$.10
Second Quarter	11.71	7.07	.10
Third Quarter	14.53	6.14	.10
Fourth Quarter	14.99	9.01	.10

First Quarter 2010 through February 26	$18.78	$14.42	$.10

We paid regular quarterly cash dividends of $.10 per share during 2008 and 2009.  In February 2010, our board of directors declared a first quarter 2010 dividend of $.10 per share, to be paid on March 31, 2010 to shareholders of record as of March 10, 2010. However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph - Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2004 through December 31, 2009.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2004, and assumes the reinvestment of our regular quarterly cash dividends in shares of our stock and the sale of the TIMET shares distributed in March of 2007 in our special dividend with the proceeds also reinvested in our stock.

	December 31,
	2004	2005	2006	2007	2008	2009

Valhi common stock	$100	$117	$168	$236	$162	$220
S&P 500 Composite Stock Price Index	100	105	121	128	81	102
S&P 500 Industrial Conglomerates Index	100	96	104	109	53	58

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

Equity Compensation Plan Information – We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2009 there were 105,000 options outstanding to purchase shares of our common stock, and approximately 4.0 million shares of our common stock were available for future grants or issuance.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 14 to the Consolidated Financial Statements.

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

	Years ended December 31,
	2005	2006	2007	2008	2009
	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$1,196.7	$1,279.5	$1,310.3	$1,316.9	$1,142.0
Component products	186.3	190.1	177.7	165.5	116.1
Waste management	9.8	11.8	4.2	2.9	14.0

Total net sales	$1,392.8	$1,481.4	$1,492.2	$1,485.3	$1,272.1

Operating income (loss):
Chemicals	$165.6	$138.1	$88.6	$52.0	$(10.6)
Component products	19.3	20.6	16.0	5.5	(4.0)
Waste management	(12.1)	(9.5)	(14.1)	(21.5)	(27.0)

Total operating income (loss)	$172.8	$149.2	$90.5	$36.0	$(41.6)

Equity in earnings of TIMET	$64.9	$101.1	$26.9	$-	$-

Net income (loss)	$93.5	$153.7	$(49.2)	$4.9	$(38.1)

Net income(loss)attributable to Valhi stockholders	$81.9	$141.7	$(45.7)	$(.8)	$(34.2)

DILUTED EARNINGS PER SHARE DATA:
Net income (loss)attributable to Valhi stockholders	$.69	$1.20	$(.40)	$(.01)	$(.30)

Cash dividends	$.40	$.40	$.40	$.40	$.40

Weighted average common shares outstanding	118.5	116.5	114.7	114.4	114.3

STATEMENTS OF CASH FLOW DATA:
Cash provided by (used in):
Operating activities	$104.3	$86.3	$63.5	$(24.0)	$76.0
Investing activities	20.4	(89.5)	(65.4)	(60.0)	(44.5)
Financing activities	(115.8)	(87.6)	(56.1)	(12.9)	(4.7)

BALANCE SHEET DATA (at year end):
Total assets (1)	$2,578.4	$2,804.7	$2,603.0	$2,389.4	$2,410.3
Long-term debt	715.8	785.3	889.8	911.0	988.4
Valhi stockholders’ equity (1)(2)	797.3	866.8	618.4	468.8	428.7
Total equity (1)(2)	922.7	990.5	708.9	542.1	498.4

(1)
We adopted the asset and liability recognition provisions of Accounting Standard Codification (“ASC”) Topic 715 as of December 31, 2006 and the measurement date provisions of the Topic as of December 31, 2007.  See Notes 11 and 18 to our Consolidated Financial Statements.

(2)	We adopted the uncertain tax position provisions of ASC Topic 740 as of January 1, 2007. See Note 18 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have three consolidated operating segments:

•
Chemicals – Our chemicals segment is operated through our majority control of Kronos.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigment products (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.

•
Component Products – We operate in the component products industry through our majority control of CompX.  CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products division CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and other general cabinetry applications.  CompX’s Furniture Components division manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications.  CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the performance boat industry through its Marine Components division.

•
Waste Management – WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal license, and construction of the low-level radioactive waste facility is currently expected to begin in mid-2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in early 2011.

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

Income (Loss) From Operations Overview

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009 –

We reported a net loss attributable to Valhi stockholders of $34.2 million or $.30 per diluted share in 2009 compared to a net loss attributable to Valhi stockholders of $.8 million or $.01 per diluted share in 2008.

Our diluted earnings per share declined from 2008 to 2009 due primarily to the net effects of:
•	operating losses at our Chemicals, Component Products and a larger operating loss at our Waste Management Segments in 2009;
•	lower gains from a litigation settlements in 2009;
•	a gain from a sale of a business in 2009;
•	an asset held for sale write-down recognized by our Component Products Segment in 2009;
•	an income tax benefit recognized in 2009 due to a net decrease in our reserve for uncertain tax positions which exceeded a similar change recognized in 2008;
•	a goodwill impairment recognized by our Component Products Segment in 2008; and
•	interest income related to an escrow fund recognized by NL in 2008.

Our net loss attributable to Valhi stockholders in 2008 includes (net of tax and noncontrolling interest):
•	income of $.23 per diluted share related to a litigation settlement gain received by NL;
•	income of $.04 per diluted share related to the adjustment of certain German income tax attributes within our Chemicals Segment;
•	income of $.04 per diluted share related to certain insurance recoveries we recognized;
•	interest income of $.02 per diluted share related to certain escrow funds held for the benefit of NL;
•	a charge of $.06 per diluted share related to a goodwill impairment recognized on the Marine Components reporting unit of our Component Products Segment; and
•	a charge of $.05 per diluted share due to a net increase in our reserve for uncertain tax positions.

Our net loss attributable to Valhi stockholders in 2009 includes:

•	a gain of $.07 per diluted share as a result of a litigation settlement;
•	a gain of $.04 per diluted share gain from the sale of a business;
•	a gain of $.05 per diluted share as a result of the second close of a litigation settlement;
•	income of $.02 per diluted share related to certain insurance recoveries we recognized; and
•	income of $.11 per diluted share, related to a net decrease in our reserve for uncertain tax positions.

We discuss these amounts more fully below.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008 –

We reported a net loss attributable to Valhi stockholders of $.8 million or $.01 per diluted share in 2008 compared to a net loss attributable to Valhi stockholders of $45.7 million, or $.40 per diluted share, in 2007.

Our diluted earnings per share improved from 2007 to 2008 due primarily to the net effects of:
•	an income tax charge recognized by our Chemicals Segment in 2007 primarily as a result of a reduction in German tax rates;
•	ceasing to record equity in earnings from TIMET due to the distribution of our TIMET shares in the first quarter of 2007;
•	an income tax charge recognized by our Chemicals Segment related to an adjustment of certain German tax attributes in 2007;
•	an income tax benefit due to a net decrease in our reserve for uncertain tax positions in 2007;
•	a litigation settlement gain in 2008 received by NL;
•	lower operating income from each of our segments in 2008;
•	a goodwill impairment recognized by our Component Products Segment in 2008;
•	an income tax charge recognized in 2008 due to a net increase in our reserve for uncertain tax positions; and
•	interest income related to an escrow fund recognized by NL in 2008.

Our net loss attributable to Valhi stockholders in 2007 includes (net of tax and noncontrolling interest):
•	a charge of $.52 per diluted share as a result of the effect of a reduction of the German income tax rates in 2007;
•	a charge of $.05 per diluted share related to the adjustment of certain German tax attributes within our Chemicals Segment;
•	an income tax benefit of $.03 per diluted share due to a net decrease in our reserve for uncertain tax positions; and
•	income of $.03 per diluted share related to certain insurance recoveries recognized by NL.

Our net loss attributable to Valhi stockholders in 2008 includes (net of tax and noncontrolling interest):
•	income of $.23 per diluted share related to a litigation settlement gain received by NL;
•	income of $.04 per diluted share related to the adjustment of certain German income tax attributes within our Chemicals Segment;
•	income of $.04 per diluted share related to certain insurance recoveries we recognized;
•	interest income of $.02 per diluted share related to certain escrow funds held for the benefit of NL;
•	a charge of $.06 per diluted share related to a goodwill impairment recognized on the Marine Components reporting unit of our Component Products Segment; and
•	a charge of $.05 per diluted share due to a net increase in our reserve for uncertain tax positions.

We discuss these amounts more fully below.

Current Forecast for 2010 –

We currently expect to report net income attributable to Valhi stockholders for 2010 as compared to the net loss in 2009 primarily due to the net effects of:
•	expected operating income from our Chemicals Segment due to increased sales volumes and lower anticipated production costs;
•	expected operating income from our Component Products Segment due to higher sales and lower legal expenses;
•
a non-cash income tax benefit of approximately $24.4 million ($.21 per diluted share), net of noncontrolling interest, in the first quarter of 2010 as a result of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany;

•	recording a lower gain on litigation settlements in 2010; and
•	higher operating losses at WCS as we expect more expenses associated with the limited operations of our byproduct disposal facility which commenced operations in the fourth quarter of 2009.

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

•
Marketable securities - We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method.  For these investments, we evaluate the fair value at each balance sheet date.  We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (“ASC”) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees.  For other of our marketable debt securities, the fair value is generally determined using Level 2 inputs as defined in the ASC because although these securities are traded in many cases the market is not active and the year-end valuation is based on the last trade of the year which may be several days prior to December 31.  We use Level 3 inputs to determine fair value of our investment in Amalgamated Sugar Company LLC. See Note 18 to our Consolidated Financial Statements.   We record an impairment charge when we believe an investment has experienced an other than temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2009, the carrying value (which equals their fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each investment.  Our investment in The Amalgamated Sugar Company LLC represents approximately 88% of the aggregate carrying value of all of our marketable securities at December 31, 2009.  The $250 million carrying value is equal to its cost basis, see Note 4 to our Consolidated Financial Statements.  At December 31, 2009, the $12.52 per share quoted market price of our investment in TIMET was more than three times our cost basis per share of our investment in TIMET.

•
Goodwill – Our goodwill totaled $396.9 million at December 31, 2009 resulting primarily from our various step acquisitions of Kronos and NL (which occurred before the implementation of the new accounting standards related to noncontrolling interest, see Note 8 to our Consolidated Financial Statements) and to a lesser extent CompX’s purchase of various businesses.  In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  A reporting unit can be a segment or an operating division based on the operations of the segment.  For example, our Chemicals Segment produces a globally coordinated homogeneous product whereas our Component Products Segment operates as three distinct business units.  For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment.  Because we test for goodwill at a reporting unit level for our Component Products Segment, we use Level 3 inputs of a discounted cash flow technique since Level 1 inputs of market prices are not available at the reporting unit level.  We also consider control premiums when assessing fair value of our segments.  If the fair value is less than the book value, the asset is written down to the estimated fair value.

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

During 2009, we evaluated our Furniture Components reporting unit for goodwill impairment at each of the first, second and third quarter interim dates.  We tested this reporting unit for impairment because, while continuing to generate positive operating cash flows, it reporting sales and operating income significantly below our expectations as a result of the severe contraction in demand in the office furniture and appliance markets.   At each of these impairment review dates in 2009, we concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures for our Furniture Components reporting unit were to be significantly below our current expectations (approximately 20% below our current expectations), it is reasonably likely that we would conclude an impairment of the goodwill associated with this reporting unit would be present under ASC Topic 350-20-20, Goodwill.  Per our annual impairment review during the third quarter, the estimated fair value of our Furniture Components reporting unit exceeded its carrying value by 30%.  The carrying value includes approximately $7.2 million of goodwill.  Holding all other assumptions constant at the re-evaluation date, an increase in the rate used to discount our expected cash flows of approximately 200 basis points would reduce the enterprise value for our Furniture Components unit sufficiently to indicate a potential impairment.

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

We performed our annual goodwill impairment analysis in the third quarter of 2009 for each of our other reporting units, and concluded there was no impairment of the goodwill for those reporting units.  For each of such reporting units, the estimated fair value of such reporting units was substantially in excess of their respective carrying values.

•
Long-lived assets – We account for our long-lived assets, including our investment in WCS, in accordance with applicable GAAP. We assess property, equipment and capitalized permit costs for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist.  During 2009, as a result of continued operating losses, certain long-lived assets of our Waste Management Segment were evaluated for impairment as of December 31, 2009.  WCS has had limited operations as it seeks regulatory approval for several licenses it needs for full scale operations.  WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal permit, and construction of the low-level radioactive waste facility is currently expected to begin in mid-2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in late 2010 or early 2011. We estimate it will cost approximately $75 million to construct this facility which will be incurred over the construction period from mid-2010 until late-2011.  Our impairment analysis is based on estimated future undiscounted cash flows of WCS’ operations, and this analysis indicated no impairment was present at December 31, 2009 and that the carrying value of WCS is recoverable as the aggregate future undiscounted cash flow estimate exceeded the carrying value of WCS’ net assets by at least two times.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as when we will receive final regulatory licenses, the cost and timing of construction, forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 90%), it is reasonably likely we would conclude an impairment was present.  At December 31, 2009 the asset carrying value of WCS was $129.7 million.

Due to the continued decline in the marine industry and lower than expected results of our Custom Marine and Livorsi Marine operations comprising our Marine Components reporting unit, we evaluated the long-lived assets for our Marine Components reporting unit in the third quarter of 2009 and concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 45% for Custom Marine and 75% for Livorsi Marine), it is reasonably likely we would conclude an impairment was present.  At December 31, 2009 the asset carrying values of the Custom Marine and Livorsi Marine were $6.3 million and $4.6 million, respectively.

No other long-lived assets in our other reporting units were tested for impairment during 2009 because there were no circumstances to indicate an impairment may exists at these units.

•
Benefit plans - We provide a range of benefits including various defined benefit pension and other postretirement benefits (“OPEB”) for our employees.  We record annual amounts related to these plans based upon calculations required by GAAP, which make use of various actuarial assumptions, such as: discount rates, expected rates of returns on plan assets, compensation increases, employee turnover rates, mortality rates and expected health care trend rates.  We review our actuarial assumptions annually and make modifications to the assumptions based on current rates and trends when we believe appropriate.  As required by GAAP, modifications to the assumptions are generally recorded and amortized over future periods.  Different assumptions could result in the recognition of materially different expense amounts over different periods of times and materially different asset and liability amounts in our Consolidated Financial Statements.  These assumptions are more fully described below under “—Assumptions on defined benefit pension plans and OPEB plans.”

•
Income taxes – We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a deferred income tax asset valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future.  If such changes take place, there is a risk that an adjustment to our deferred income tax asset valuation allowance may be required that would either increase or decrease, as applicable, our reported net income (loss) in the period such change in estimate was made.  For example, our Chemicals Segment has substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009).  At December 31, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We also evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested.  If our prior conclusions change, we would recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us.  We did not change our conclusions on our undistributed foreign earnings in 2009.

Beginning in 2007, we record a reserve for uncertain tax positions in accordance with the then new provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  From time to time, tax authorities will examine certain of our income tax returns.  Tax authorities may interpret tax regulations differently than we do.  Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2009.  See Note 18 to our Consolidated Financial Statements.

•
Litigation and environmental liabilities - We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products.  In accordance with applicable GAAP for accounting for contingencies, we record accruals for these liabilities when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures.  However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2009 we have recorded total accrued environmental liabilities of $48.9 million.

Operating income (loss) for each of our three operating segments is impacted by certain of these significant judgments and estimates, as summarized below:

•
Chemicals – allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investments, goodwill and other long-lived assets, defined benefit pension and OPEB plans and loss accruals.

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

Segment Operating Results – 2008 Compared to 2009 and 2007 Compared to 2008 –

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

	Years ended December 31,			% Change
	2007	2008	2009	2007-08	2008-09
	(Dollars in millions)

Net sales	$1,310.3	$1,316.9	$1,142.0	1%	(13)%
Cost of sales	1,062.2	1,098.7	1,014.0	3%	(8)%

Gross margin	$248.1	$218.2	$128.0	(12)%	(41)%

Operating income (loss)	$88.6	$52.0	$(10.6)	(41)%

Percent of net sales:
Cost of sales	81%	83%	89%
Gross margin	19%	17%	11%
Operating income (loss)	7%	4%	(1)%

TiO2 operating statistics:
Sales volumes*	519	478	445	(8)%	(7)%
Production volumes*	512	514	402	-%	(22)%
Production rate as percent of capacity	98%	97%	76%

Percent change in TiO2 net sales:
TiO2 product pricing				2%	(1)%
TiO2 sales volumes				(8)	(7)
TiO2 product mix				2	(2)
Changes in currency exchange rates				5	(3)

Total				1%	(13)%

*Thousands of metric tons

Net Sales – Our Chemicals Segment’s sales decreased by 13% or $174.9 million in 2009 compared to 2008 primarily due to a 7% decrease in sales volumes.  The 7% decrease in sales volumes is primarily due to lower sales volumes in Europe and North America as a result of a global weakening of demand due to poor overall economic conditions, principally in the first half of 2009.  Net sales were also impacted by a 1% decrease in average selling prices  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures During the first half of 2009, our average selling prices were generally declining, as we faced weak demand and excessive inventory levels.  Beginning in mid-2009, we and our competitors announced various price increases.  A portion of these price increase announcements were implemented during the third and fourth quarters of 2009, and as a result our average selling price at the end of the second half of 2009 was 3% higher than at the end of the first half of 2009.

  Variations in grades of products sold unfavorably impacted net sales by 2%.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $35 million, or 3%, as compared to the same period in 2008.

Our Chemicals Segment’s sales increased by 1% or $6.6 million in 2008 compared to 2007 primarily due to a 5% favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $61 million, and to a lesser extent a variations in grades of products sold favorably impacted net sales by 2%, along with a 2% increase in average TiO2 selling prices.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  During the early part of 2008, our average selling prices were generally flat.  During the second and third quarters of 2008, we and our competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these increase announcements were implemented during the second, third and fourth quarters of 2008.  The positive impact of currency, product mix and pricing in 2008 were almost entirely offset by an 8% decrease in sales volumes.  Our sales volumes decreased primarily due to lower sales volumes in all markets as a result of a global weakening of demand due to poor overall economic conditions.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased in 2009 primarily due to the net impact of lower sales volumes, lower raw material costs of $11.6 million, a decrease in maintenance costs of $29.8 million as part of our efforts to reduce operating costs where possible and currency fluctuations (primarily the euro).  The cost of sales as a percentage of net sales increased to 89% in the year ended December 31, 2009 compared to 83% in the same period of 2008 primarily due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes during the first six months of 2009.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

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

Operating Income (Loss) – Our Chemicals Segment’s experienced an operating loss in 2009 primarily due to the decline in gross margin which fell from 17% in 2008 to 11% in 2009.  Our gross margin has decreased primarily because of the significant amount of unabsorbed fixed production costs resulting from the production curtailments we implemented during the first six months of 2009 as well as the effect of lower sales volumes.  However, changes in currency rates have positively affected our gross margin and operating income (loss) from operations.  We estimate that changes in currency exchange rates increased operating income (loss) by approximately $40 million in 2009 as compared to 2008.

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

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized additional depreciation expense of $3.6 million in 2007, $2.6 million in 2008 and $2.5 million in 2009, which reduced our reported Chemicals Segment’s operating income (loss) as compared to amounts reported by Kronos.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from our foreign operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our foreign operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in foreign currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss):

	Impact of changes in foreign currency – 2008 vs. 2009 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2008	2009	Change	changes	2008 vs 2009

Impact on:
Net sales	$-	$-	$-	$(35)	$(35)
Operating income (loss)	1	10	9	31	40

	Impact of changes in foreign currency – 2007 vs. 2008 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency Impact
	2007	2008	Change	changes	2008 vs 2009

Impact on:
Net sales	$-	$-	$-	$61	$61
Operating income (loss)	-	1	1	(5)	(4)

Outlook - We currently expect our Chemicals Segment’s operating income will be higher in 2010 as compared to 2009, due to the favorable effects of higher TiO2 sales volumes, average selling prices and production volumes.  Higher production costs in 2009 resulted in part from the production curtailments we implemented in the first half of the year and the resulting unabsorbed fixed production costs.

In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes during 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  During 2009, we and our competitors announced price increases, a portion of which were implemented during the second half of 2009, with portions of the remainder expected to be implemented in 2010.  As a result, the decline in our average selling prices we experienced during the first half of 2009 ceased, and our average selling prices increased during the second half of 2009.  As a result of expected continued implementation of these and possible future price increases, we anticipate our average selling prices will continue to increase during 2010.

While we operated our facilities at approximately 58% of capacity during the first half of 2009, we increased our capacity utilization to approximately 94% during the second half of 2009.  We believe our annual attainable production capacity for 2010 is approximately 532,000 metric tons, and we currently expect to operate our facilities at approximately 90% to 95% of such capacity during 2010.  Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

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

Component Products –

The key performance indicator for our Component Products Segment is operating income margins.

	Years ended December 31,			% Change
	2007	2008	2009	2007-08	2008-09
	(Dollars in millions)

Net sales	$177.7	$165.5	$116.1	(7)%	(30)%
Cost of sales	132.4	125.7	92.3	(5)%	(27)%

Gross margin	$45.3	$39.8	$23.8	(12)%	(40)%

Operating income (loss)	$16.0	$5.5	$(4.0)	(66)%

Percent of net sales:
Cost of sales	75%	76%	80%
Gross margin	25%	24%	20%
Operating income (loss)	9%	3%	(3)%

Net Sales – Our Component Product Segment’s sales decreased in 2009 as compared to 2008 principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America. Our Furniture Components, Security Products and Marine Components reporting units accounted for approximately 57%, 32% and 11%, respectively, of the total decrease in sales year over year. Furniture Components sales were a greater percentage of the total decrease due to Furniture Components’ greater reliance on sales to a small number of original equipment manufacturers in a few markets such as office furniture, tool storage and appliances that were more severely impacted by the economic slow down compared to the greater diversification of Security Products customers and markets which more closely matched the overall decline in the economy.  The Marine Segment accounted for a smaller percentage of the total decrease due to the smaller sales volume associated with that segment.

Our Component Product Segment’s sales decreased in 2008 as compared to 2007 principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  Our Furniture Components, Marine Components, and Security Products reporting units accounted for approximately 41%, 35%, and 24%, respectively, of the total decrease in sales year over year.

Cost of Sales – Our Component Products Segment’s cost of sales increased as a percentage of sales in 2009 compared to 2008, and as a result gross margin decreased over the same period.  The decrease in gross margin percentage is primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilization of capacity, partially offset by a net $4.8 million in fixed manufacturing cost reductions implemented in response to lower sales.

Our Component Products Segment’s cost of sales increased as a percentage of sales in 2008 compared to 2007, and as a result gross margin decreased slightly over the same period.  The slight decrease in gross margin percentage was due to the net impact of a number of factors including lower facility utilization rates relating to the decrease in sales, lower depreciation expense resulting from lower capital requirements relating to lower sales and minor increases in variable production costs not fully offset by price increases.

Goodwill Impairment - During the third quarter of 2008, we recorded a goodwill impairment charge of $10.1 million for the Marine Components reporting unit of our Component Products Segment.  See Note 8 to the Consolidated Financial Statements.

Operating Income (Loss) – Excluding the effects of the goodwill impairment charge our Component Products Segment’s comparison of operating income for 2009 to 2008 was primarily impacted by:

•	a negative impact of approximately $21.2 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America;
•	approximately $4.6 million of patent litigation expenses relating to Furniture Component; and
•	a write-down on assets held for sale of approximately $717,000.

The above decreases were primarily offset by:

•	a $3.8 million reduction in fixed manufacturing expenses in response to the lower sales volume;
•	a $1.7 million reduction in lower operating costs and expenses in response to lower sales volumes; and
•	$900,000 in lower depreciation expense in 2009 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales.

Excluding the effects of the goodwill impairment charge, our Component Products Segment’s comparison of operating income for 2008 to 2007 was primarily impacted by:

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

General - Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, copper, coiled steel and stainless steel. Total material costs represent approximately 44% of our cost of sales in 2009, with commodity related raw materials accounting for approximately 16% of our cost of sales.  During 2007 and most of 2008, worldwide raw material costs increased significantly and then declined in 2009.  We occasionally enter into commodity related raw material supply arrangements to mitigate the short-term impact of future increases in commodity related raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows us to stabilize commodity related raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. We enter into such arrangements for zinc and coiled steel.  While commodity related raw material purchase prices stabilized to a certain extent in 2009, it is uncertain whether the current prices will remain near the current levels during 2010.  Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

Currency Exchange Rates – – Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan.  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar.    Most of our raw materials, labor and other production costs for foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our foreign operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in foreign currency exchange rates had the following effects on our Component Products Segment’s net sales and operating income (loss):

	Impact of changes in foreign currency – 2008 vs. 2009 (in millions)
				Translation gain/loss- impact of rate	Total currency impact
	Transaction gains/(losses) recognized
	2008	2009	Change	changes	2008 vs 2009

Impact on:
Net sales	$-	$-	$-	$(.8)	$(.8)
Operating income	.7	(.2)	(.9)	.9	-

	Impact of changes in foreign currency – 2007 vs. 2008 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2007	2008	Change	changes	2007 vs 2008

Impact on:
Net sales	$-	$-	$-	$.4	$.4
Operating income	(1.1)	.7	1.8	(.5)	1.3

    The net impact on operations of changes in foreign currency rates from 2008 to 2009 was not significant.  The positive impact on operating income for the 2007 versus 2008 comparison is due to transactional currency exchange gains in 2008 as compared to losses in 2007 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

Outlook – Demand for our components continues to be slow and unstable as customers react to the condition of the overall economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of our commodity related raw materials is ongoing.  We currently expect these costs to be volatile for 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.

As discussed in Note 17 to the Consolidated Financial Statements, a competitor has filed claims against us for patent infringement.  We have denied the allegations of patent infringement and are seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to continue to incur costs defending against such claims during the short-term that are likely to be material.

Waste Management –

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net sales	$4.2	$2.9	$14.0
Cost of sales	11.7	14.7	29.4

Gross margin	$(7.5)	$(11.8)	$(15.4)

Operating loss	$(14.1)	$(21.5)	$(27.0)

General – We have operated WCS’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low-level radioactive wastes (“LLRW”).  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008 and this facility began disposal operations in October 2009.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  This license was signed in September 2009.  Construction of the LLRW site is currently expected to commence in mid-2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in early 2011.  While construction for the LLRW disposal facility is pending, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts material, and to treat and store a broad range of low-level and mixed LLRW.

Net Sales and Operating Loss – Our Waste Management Segment’s sales increased during 2009 compared to 2008 due to increased usage from disposal services. Our Waste Management operating loss was higher in 2009 compared to 2008, in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our new byproduct disposal license as well as our inability to undertake new projects without the completion of our new disposal facilities.   Our Waste Management Segment’s sales decreased during 2008 compared to 2007, and our Waste Management operating loss increased, due to lower utilization of our waste management services, primarily because of our inability to undertake new projects without the receipt of our pending licenses and completion of our new disposal facilities.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, we are in process of constructing the facilities we will need to provide “one-stop shopping” for hazardous, toxic, low-level and mixed LLRW and radioactive byproduct material.  WCS will have the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe will give WCS a significant and valuable competitive advantage in the industry once final construction is completed in mid-2011.  We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss.  Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows.  Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment.  While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

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

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit), Noncontrolling Interest and Related Party Transactions

Interest and Dividend Income – A significant portion of our interest and dividend income in 2007, 2008 and 2009 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $25.4 million in each of 2007, 2008 and 2009.

  Interest income in the second quarter of 2008 also includes $4.3 million earned on certain escrow funds of NL. Other general corporate interest and dividend income in 2010 is expected to be lower than 2009 due to lower expected balances available for investment.

Insurance Recoveries – Insurance recoveries in 2007, 2008 and 2009 relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.  See Note 17 to our Consolidated Financial Statements.

Other General Corporate Income Items – In 2009 we recognized an $11.1 million pre-tax gain on the second closing on property covered under a litigation settlement reached in the fourth quarter of 2008, in which we recognized a pre-tax gain of $47.9 million related to the initial October 2008 closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey. See Note 15 to our Consolidated Financial Statements.

Also in 2009, we recognized a pre-tax litigation settlement gain of $12.0 million related to amounts we received in the first quarter of 2009 in recovery of past environmental remediation and related legal costs we had previously incurred.  We also recognized a $6.3 million gain on the sale of the assets of our research, laboratory and quality control business to the Amalgamated Sugar Company LLC in 2009. See Note 15 to our Consolidated Financial Statements.

Corporate Expenses, Net – Corporate expenses were $40.1 million in 2009, $7.2 million or 22% higher than in 2008 primarily due to higher pension expense as discussed in “Assumptions on defined benefit pension plans and OPEB plans” partially offset by lower legal and environmental expenses as noted below.  Included in 2009 corporate expense are:

•	Litigation and related costs of $12.4 million in 2009 compared to $14.6 million in 2008 at NL and
•	Environmental expenses of $5.4 million in 2009, compared to $6.5 million in 2008.

Corporate expenses were $32.9 million in 2008, $4.7 million or 13% lower than in 2007.  Included in 2008 corporate expense are:

•	litigation and related costs at NL of $14.6 million in 2008 compared to $22.1 in 2007; and
•	environmental expenses of $6.5 million in 2008, compared to $4.4 million in 2007.

We expect our corporate expenses in 2010 will be lower than in 2009 primarily due to the lower expected pension expense as a result of the transfer of the Medite pension plan to Contran as discussed in “Assumptions on defined benefit pension plans and OPEB plans”.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 17 to the Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expected to be involved during 2010, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  If these events were to occur during 2010, our corporate expenses would be higher than our current estimates. See Note 17 to our Consolidated Financial Statements.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  The interest expense we recognize on these fixed rate Notes will vary with fluctuations in the euro exchange rate. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest expense decreased to $66.7 million in 2009 from $68.7 million in 2008 primarily due to: a $.8 million decrease at Kronos due to changes in currency exchange rates which offset the effect of increased average borrowings under Kronos’ revolving credit facilities and higher interest rates on our European credit facility; a $1.3 million decrease at CompX as the result of a lower interest rate on the outstanding principal amount of the note payable to TIMET (5.05% at December 31, 2008 as compared to 1.25% at December 31, 2009); and a $.3 million increase at the Valhi parent level resulting from increased borrowing to fund the construction of the WCS byproduct disposal facility.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

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

Assuming currency exchange rates do not change significantly from their current levels, we expect interest expense will be higher in 2010 as compared to 2009 due to higher expected debt levels in 2010 at Valhi parent.

Provision for Income Taxes (Benefit) – We recognized income tax expense of $103.2 million in 2007 and $16.7 million in 2008 and a benefit of $50.8 million in 2009.  See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax benefit in 2009 includes: an income tax benefit of $14.0 million ($7.1 million in the third quarter and $6.9 million in the fourth quarter) due to a net decrease in our reserves for uncertain tax positions, $4.7 million of the decrease is related to a net decrease in our reserve for uncertain tax positions, primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

Our provision for income taxes in 2008 includes:
•	a $7.2 million non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany; and
•	a charge of $5.6 million due to an increase in our reserves for uncertain tax positions.

The provision in 2008 does not include any benefit associated with the goodwill impairment charge (which is nondeductible for income tax purposes).  This charge impacted the tax rate by $3.5 million.

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
In addition, as discussed in Note 1 to our Consolidated Financial Statements, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos.  The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate.  The aggregate amount of such deferred income taxes associated with our investment in Kronos included in our provision for income taxes was a deferred income tax benefit of $13.9 million in 2007 and $8.9 million in 2009, and a deferred income tax expense of $1.6 million in our provision for income taxes in 2008 .

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest decreased from a cost of $5.7 million in 2008 to a benefit of $3.9 million in 2009 due to net losses at Kronos, NL and CompX in 2009 compared to net income at Kronos and NL in 2008.

Noncontrolling interest increased from a benefit of $3.5 million in 2007 to a cost of $5.7 million in 2008 due to net income at Kronos and NL in 2008 compared to their net losses in 2007 offset by lower net income at CompX.  During October 2007, our controlling interest in CompX increased to approximately 86%; and as a result our noncontrolling interest in CompX’s earnings decreased beginning in the fourth quarter of 2007.  See Notes 3 and 13 to our Consolidated Financial Statements.

Related Party Transactions – We are a party to certain transactions with related parties.  See Note 16 to our Consolidated Financial Statements.

Assumptions on defined benefit pension plans and OPEB plans.

Defined Benefit Pension Plans. We maintain various defined benefit pension plans in the U.S., Europe and Canada.  See Note 11 to our Consolidated Financial Statements.  At December 31, 2009, the projected benefit obligations for all defined benefit plans comprised $57.2 million related to U.S. plans and $432.3 million related to foreign plans.  Substantially, all of the projected benefit obligations attributable to foreign plans related to plans maintained by Kronos, and approximately 26% and 74% of the projected benefit obligations attributable to U.S. plans related to plans maintained by Kronos and NL.  Prior to December 31, 2009, we also maintained a U.S. plan related to Medite Corporation, a former business unit of Valhi (the “Medite plan”). Effective December 31, 2009, for financial reporting purposes the assets and liabilities of the Medite plan were transferred to a defined benefit pension plan maintained by Contran and are no longer reflected in our Consolidated Financial Statements.  See Note 11 to our Consolidated Financial Statements.

Under defined benefit pension plan accounting, we recognize defined benefit pension plan expense and prepaid and accrued pension costs based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan expense of $15.6 million in 2007, $1.9 million in 2008 and $23.7 million in 2009.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under GAAP for financial reporting purposes.  In the fourth quarter of 2008 we recognized a $6.9 million pension adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007 for our German pension plans (see Note 11 to our Consolidated Financial Statements).  We made contributions to all of our defined benefit pension plans of $28.0 million in 2007, $21.2 million in 2008 and $23.4 million in 2009.

Our defined benefit pension plan expense was significantly lower in 2008 as compared to 2007 primarily due to the following:
•
The component of our defined benefit pension cost related to the expected return on plan assets was higher for 2008 as compared to 2007 due to the fair value of plan assets being higher at the beginning of 2008 as compared to the beginning of 2007; and

•
The component of our defined benefit pension cost related to the amortization of unrecognized net actuarial losses was lower for 2008 as compared to 2007 primarily due to the aggregate $75.1 million actuarial gain we recognized during 2007 related to the aggregate projected benefit obligation of all of our defined benefit pension plans, which actuarial gain was primarily due to the significant increase in the weighted average discount rate used in the determination of the projected benefit obligation from 4.8% at December 31, 2006 to 5.6% at December 31, 2007 and which actuarial gain began to be amortized into our periodic pension expense in 2008.

Our defined benefit pension plan expense was significantly higher in 2009 as compared to 2008 primarily due to the following:
•
The component of our defined benefit pension cost related to the expected return on plan assets was lower for 2009 as compared to 2008 due to the fair value of plan assets being lower at the beginning of 2009 as compared to the beginning of 2008; and

•
The component of our defined benefit pension cost related to the amortization of unrecognized net actuarial losses was higher for 2009 as compared to 2009 primarily due to the aggregate $81.6 million actuarial loss we recognized during 2008 related to the aggregate projected benefit obligation of all of our defined benefit pension plans.  The actuarial gain was primarily due to lower than the assumed return on plan assets in 2008 and began to be amortized into our periodic pension expense in 2009.

The discount rates we utilize for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive third-party advice about appropriate discount rates, and these advisors may in some cases use their own market indices.  We adjust these discount rates as of each December 31st valuation date to reflect the then-current interest rates on such long-term bonds.  We use these discount rates to determine the actuarial present value of the pension obligations as of December 31st of that year.  We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

Approximately 63%, 17%, 13% and 3% of the projected benefit obligations attributable to plans maintained by Kronos at December 31, 2009 related to plans in Germany, Canada, Norway and the U.S., respectively.  The NL plan is substantially all in the U.S.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010

Kronos and NL plans:
Germany	5.5%	5.8%	5.5%
Canada	5.3	6.5	6.0
Norway	5.5	5.8	5.3
U.S.	6.1	6.1	5.7

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

At December 31, 2009, the fair value of plan assets for all defined benefit plans comprised $43.5 million related to U.S. plans and $314.0 million related to foreign plans.  Substantially all of plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 27% and 73% of the plan assets attributable to U.S. plans related to plans maintained by Kronos and NL, respectively.  Approximately 54%, 22%, 18% and 4% of the plan assets attributable to plans maintained by Kronos at December 31, 2009 related to plans in Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense because we maintain defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  Such assumed asset mixes are summarized below:

•
During 2009, substantially all of the Kronos and NL plan assets in the U.S. were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 both Kronos and NL invest in a portion of the CMRT which does not include the TIMET holdings.  During the 21-year history of the CMRT through December 31, 2009, the average annual rate of return of the CMRT (excluding the CMRT’s investment in TIMET common stock) has been 11%.

•	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.
•
In Canada, we currently have a plan asset target allocation of 55% to equity securities and 45% to fixed income securities, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities, and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0%, and 3.0%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2008
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	68%	24%	53%	14%
Fixed income securities	29	52	39	83
Real estate	2	12	-	-
Cash, cash equivalents and other	1	12	8	3

Total	100%	100%	100%	100%

	December 31, 2009
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	68%	18%	58%	13%
Fixed income securities	31	61	40	80
Real estate	1	12	-	-
Cash, cash equivalents and other	-	9	2	7

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2007, 2008 and 2009 were as follows:

	2007	2008	2009

Kronos and NL plans:
Germany	5.8%	5.3%	5.3%
Canada	6.8	6.3	6.0
Norway	5.5	6.1	5.8
U.S.	10.0	10.0	10.0
Medite plan	10.0	10.0	10.0

We currently expect to utilize the same long-term rates of return on plan asset assumptions in 2010 as we used in 2009 for purposes of determining our 2010 defined benefit pension plan expense.

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

In addition to the actuarial assumptions discussed above, because Kronos maintains defined benefit pension plans outside the U.S., the amounts we recognize for defined benefit pension expense and prepaid and accrued pension costs will vary based upon relative changes in currency exchange rates.

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

During 2009, our defined benefit pension plans generated a net actuarial gain of $3.0 million. This actuarial gain resulted primarily from the net effects of (i) the overall return on plan assets being in excess of the assumed return and (ii) the general reduction in discount rates from December 31, 2008 to December 31, 2009.

Based on the actuarial assumptions described above and our current expectations for what actual average currency exchange rates will be during 2010, we currently expect our aggregate defined benefit pension expense will approximate $26 million in 2010.  In comparison, we currently expect to be required to make approximately $24.4 million of aggregate contributions to such plans during 2010.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2009, their aggregate projected benefit obligations would have increased by approximately $15 million at that date, and their aggregate defined benefit pension expense would be expected to increase by approximately $1 million during 2009.  Similarly, if we lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, their defined benefit pension expense would be expected to increase by approximately $1 million during 2010.

OPEB Plans. We provide certain health care and life insurance benefits for certain of our eligible retired employees.  See Note 11 to our Consolidated Financial Statements.  At December 31, 2009, approximately 51%, 34% and 15% of our aggregate accrued OPEB costs relate to Kronos, NL  and Tremont, respectively.  Kronos provides such OPEB benefits to eligible retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to eligible retirees in the U.S.  Under accounting for other postretirement employee benefits, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.  We recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB expense of $2.4 million in 2007, $2.2 million in 2008 and $1.9 million in 2009.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $2.9 million in 2007, $2.7 million in 2008 and $2.6 million in 2009.  Substantially all of our accrued OPEB costs relates to benefits being paid to current eligible retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees.  As a result, the amount we recognize for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments we make each year.  Accordingly, the amount of accrued OPEB costs we recognize has been, and is expected to continue to, decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our U.S. and Canadian defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from third-party actuaries.  In certain cases, NL has the right to pass on to retirees all or a portion of any increases in health care costs; for these retirees, any future increase in health care costs will have no effect on the amount of OPEB expense and accrued OPEB costs we recognize.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost and plan-design cost containment initiatives.  For example, at December 31, 2009, the expected rate of increase in future health care costs range is 7.5% to 8.5% in 2010, declining to a rate of 4.5% to 5.5% in 2017 and thereafter.

Based on the actuarial assumptions described above and Kronos’ current expectation for what actual average foreign currency exchange rates will be during 2010, we expect our consolidated OPEB expense will approximate $1 million in 2010.  In comparison, we expect to be required to make approximately $2.5 million of contributions to such plans during 2010.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions we use are reasonable and appropriate.  If we had lowered the assumed discount rates by 25 basis points for all of our OPEB plans as of December 31, 2009, our aggregate projected benefit obligations would have increased by approximately $1 million at that date, our OPEB expense would be expected to be approximately the same during 2010.  Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $3 million at December 31, 2009, and the change to OPEB expense would not be expected to be material.

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

Cash flows from our operating activities increased from $24.5 million used in operating activities in 2008 to $76.0 million provided by operating activities in 2009.  This $100.5 million increase in cash provided by operations was primarily due to the net effects of the following items:

•	lower consolidated operating income in 2009 of $77.6 million, due to the operating losses at all of our segments in 2009;
•	lower general corporate dividend and interest income in 2009 of $5.6 million principally due to $4.3 million of interest received from certain escrow funds of NL in 2008;
•	lower net distributions from our TiO2 joint venture in 2009 of $2.3 million;
•
Changes in receivables, inventories, payables and accrued liabilities in 2009 provided $115.1 million of net cash, an improvement of $168.6 million compared to 2008, primarily due to decreases in Kronos’ inventory levels;

•	proceeds from a litigation settlement of $11.8 million received in January 2009;
•	lower cash paid for income taxes in 2009 of $8.8 million primarily due to lower income in 2009; and
•	lower cash paid for interest, net of amount capitalized, in 2009 of $1.9 million primarily due to favorable changes in currency exchange rates and lower average interest rates.

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

•	lower cash paid for income taxes in 2008 of $17.1 million primarily due to our lower earnings in 2008 as compared to 2007; and
•	higher net distributions from our TiO2 joint venture in 2008 of $14.9 million due to relative changes in its cash requirements.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Kronos’ average days sales outstanding (“DSO”) decreased at December 31, 2009 compared to December 31, 2008, due to the timing of collection of accounts receivables balances at the end of 2009;

•	Kronos’ average number of days in inventory (“DII”) decreased at December 31, 2009 from December 31, 2008 as our TiO2 sales volumes in 2009 exceeded our production volumes;

•
CompX’s average DSO decreased at December 31, 2009 from December 31, 2008 the reduction in our average days sales outstanding was the result of efforts to increase accounts receivable collection efforts in order to reduce exposure to bad debts in light of the challenging economic environment; and

•
CompX’s average DII decreased at December 31, 2009 from December 31, 2008 primarily due to inventory management controls in order to ensure inventory balances are aligned with the current business needs in light of the reduction in customer demand.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2007	2008	2009

Kronos:
Days sales outstanding	63 days	64 days	56 days
Days sales in inventory	59 days	113 days	58 days

CompX:
Days sales outstanding	44 days	41 days	37 days
Days sales in inventory	63 days	70 days	64 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$89.9	$2.7	$86.3
NL Parent	(11.2)	(11.5)	(10.4)
CompX	11.9	15.7	15.3
Waste Control Specialists	(11.2)	(9.9)	(11.7)
Tremont	(3.1)	(.7)	7.6
Valhi exclusive of subsidiaries	59.9	54.6	24.8
Other	(.7)	(1.6)	.6
Eliminations	(72.0)	(73.8)	(36.5)

Total	$63.5	$(24.5)	$76.0

Investing Activities –

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

We had the following market transactions during 2009:

•	purchased marketable securities of $5.4 million; and
•	sold marketable securities for $9.5 million.

In addition, we received proceeds of $6.7 million from the sale of the assets of our research, laboratory and quality control business and $11.8 million on the second closing on property covered under a litigation settlement reached in the fourth quarter of 2008.

We had the following market transactions during 2008:
•	CompX purchased common stock through its stock repurchase program for $1.0 million;
•	NL purchased $.8 million of Kronos common stock;
•	we purchased other marketable securities of $6.1 million; and
•	we sold other marketable securities for proceeds of $7.9 million.

In addition, we received $39.6 million from the initial closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey (see Note 15 to the Consolidated Financial Statements).  We also received a $15 million promissory note related to the settlement of condemnation proceedings.

We purchased the following securities in market transactions during 2007:
•	other marketable securities for $23.3 million;
•	CompX common stock through its stock repurchase program for $3.3 million; and
•	TIMET common stock for $.7 million.

In addition, during 2007 we sold other marketable securities for $28.5 million.

Financing Activities –

During 2009, we:
•	we made net payments of $31.5 million under Kronos’ European bank credit facility;
•	borrowed a net $3.0 million under Kronos’ U.S. bank credit facility;
•	we borrowed a net $54.9 million under our new Contran credit facility;
•	in April and July 2009, we borrowed an aggregate of $30 million principal amount through unsecured demand promissory notes payable to Contran ;
•	NL purchased $.1 million of Kronos common stock; and
•	CompX repaid $.8 million on its promissory note to TIMET.

During 2008, we:
•      made net payments of $1.7 million on Kronos’ U.S. credit facility;
•	borrowed a net $44.4 million on Kronos’ European credit facility;
•	repaid $7.0 million on CompX’s promissory note to TIMET; and
•      borrowed a net $7.3 million under our bank credit facility.

In October 2007, CompX’s repurchased or cancelled a net 2.7 million such shares of its Class A common stock held by TIMET.  CompX purchased for aggregate consideration of $52.6 million, which it paid in the form of a promissory note, see Note 9 to our Consolidated Financial Statements.   In addition, during 2007, we:
•	repaid $2.6 million under CompX’s promissory note payable to TIMET; and
•	borrowed a net of $9 million under Kronos’ U.S. bank credit facility.

We paid aggregate cash dividends on our common stock of $45.6 million in 2007, $45.5 million in 2008, and $45.4 million in 2009 ($.10 per share per quarter).  Distributions to noncontrolling interest in 2007, 2008 and 2009 are primarily comprised of NL dividends paid to shareholders other than us and CompX dividends paid to shareholders other than NL and for 2007 and 2008 Kronos cash dividends paid to shareholders other than us and NL.

We purchased approximately.6 million shares of our common stock in and 2007, in market and other transactions for $11.1 million.  See Note 14 to our Consolidated Financial Statements.  We funded these purchases with our available cash on hand.  In 2008 NL purchased 79,000 shares of our common stock for $1.0 million and in 2009 NL purchased 14,000 Kronos shares in market transactions for $.1 million.  These shares are included in our treasury stock balance.  Other cash flows from financing activities in 2007, 2008 and 2009 relate principally to shares of common stock issued by us and our subsidiaries upon the exercise of stock options.

Outstanding Debt Obligations

At December 31, 2009, our consolidated third-party indebtedness was comprised of:
•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($574.6 million) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	KII's European revolving credit facility ($13.0 million outstanding) due in 2011;
•	CompX’s promissory note payable to TIMET ($42.2 million outstanding) which is due in 2014;
•	Kronos’ U.S. revolving credit facility ($16.7 million outstanding) due in 2011;
•	Valhi’s revolving credit facility with Contran ($54.9 million outstanding) due in 2011;
•	A wholly-owned subsidiary of Valhi's promissory demand notes payable to Contran ($30 million outstanding) due in 2011; and
•	approximately $9.5 million of other indebtedness.

At June 30, 2009, Valhi had an $85 million revolving bank credit facility that matured in October 2009.  On July 30, 2009, we and the banks agreed to terminate this facility, at which time we entered into a revolving credit facility with Contran pursuant to which we can borrow up to $70 million from Contran.  The revolving credit facility with Contran is unsecured, generally bears interest at prime plus 2.5% and, as amended, is due on demand but in any event no earlier than March 31, 2011.   We had $19.3 million outstanding under our revolving bank credit facility at July 30, 2009 and we borrowed an equal amount under our Contran facility to repay and terminate the bank facility.  Subsequently during the remainder of 2009, we borrowed an additional net $35.6 million under the Contran credit facility. See Note 9 to our Consolidated Financial Statements.

In April 2009, one of our wholly-owned subsidiaries entered into a $10 million unsecured demand promissory note with Contran.  The variable rate note bears interest at prime less 1.5%.  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note with the same terms as the April note which it replaced and which, as amended, is due on demand but in any event no earlier than March 31, 2011.  The subsidiary used the proceeds from these borrowings from Contran to make loans to WCS.  See Note 9 to our Consolidated Financial Statements.

In September 2009, CompX entered into the Third Amendment to its revolving credit facility.  The primary purpose of the Third Amendment was to adjust certain covenants in the Credit Agreement.  Under the Amendment borrowings are limited to the sum of 80% of CompX’s consolidated net accounts receivable, 50% of consolidated raw material inventory, 50% of consolidated finished goods inventory and 100% of CompX’s consolidated unrestricted cash and cash equivalents until the end of the March 2011 fiscal quarter.  At December 31, 2009 no amounts were outstanding under the facility.  We believe the adjustments to the covenants will allow CompX to comply with the covenant restrictions through the maturity of the facility in January 2012; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  See Note 9 to the Consolidated Financial Statements.

As a condition to the Third Amendment, in September 2009 CompX executed with TIMET Finance Management Company (“TFMC”), a company related to Valhi and CompX, an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.  See Note 9 to the Consolidated Financial Statements.

Certain of the revolving credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 Kronos reduced its production levels in response to the current economic environment, which favorably impacted its liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted Kronos’ 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, lower sales negatively impacted our results of operations in the first half of 2009.  As a result, Kronos did not expect to maintain compliance under its European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  Beginning on March 20, 2009, the lenders associated with the European revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings.  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  We believe we will be able to comply with the new financial covenants through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  See Note 9 to our Consolidated Financial Statements.

During the fourth quarter of 2009, Kronos amended the terms of its Canadian revolving credit facility to reduce the size of the facility from Cdn. $30 million to Cdn. $20 million and extend the maturity date to January 2012.  See Note 9 to our Consolidated Financial Statements.

We, and all of our subsidiaries, are in compliance with all of our debt covenants at December 31, 2009.

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

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units.  As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities.  Such activities have in the past and may in the future involve related companies.  From time to time we and our subsidiaries may enter into intercompany loans as a cash management tool.  Such notes are structured as revolving demand notes and pay and receive interest on terms we believe are more favorable than current debt and investment market rates.  The companies that receive these notes have sufficient borrowing capacity to repay the notes at anytime upon demand.  All of these notes and related interest expense and income are eliminated in our Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2010).  In this regard, see the discussion above in “Outstanding Debt Obligations.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2009, we had credit available under existing facilities of $105.7 million, which was comprised of:

•	$90.6(1) million under Kronos’ various U.S. and non-U.S. credit facilities; and
•	$15.1 million under Valhi’s Contran credit facility.

(1)
Based on euro 51 million ($73.5 million at December 31, 2009) maximum borrowing availability which, under the Amendment, we are currently limited to until we are in compliance with certain specified financial covenants and, in any event, no earlier then March 31, 2010.

We could borrow all of amounts noted above without violating any covenants of the credit facilities.  As a result of covenant restrictions relating the ratio of earnings before interest and tax to cash interest expense, as defined in the Credit Agreement, CompX would not have been able to borrow under its Credit Agreement at the end of 2009 due to a loss before interest and tax incurred in the third and fourth quarters of 2009.  Any future losses before interest and tax would also likely restrict or prohibit CompX from borrowing under its Credit Agreement.  However, there are no current expectations that CompX will be required to borrow on the revolving credit facility in the near term as cash flows from its operations are expected to be sufficient to fund its future liquidity requirements.

At December 31, 2009, we had an aggregate of $113.5 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Valhi exclusive of its subsidiaries	$12.1
Kronos	32.8
NL Parent	34.3
CompX	20.8
Tremont	8.9
Waste Control Specialists	4.6

Total cash, cash equivalents and marketable securities	$113.5

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2010 will be approximately $89 million as follows:
•	$43 million in our Chemicals Segment, including approximately $12 million in the area of environmental protection and compliance.;
•	$4 million in our Component Products Segment; and
•	$42 million in our Waste Management Segment.

The WCS amount includes approximately $4 million in capitalized permit costs.  Capital spending for 2010 is expected to be funded through cash generated from operations and credit facilities.   Our Waste Management Segment received its preliminary LLRW license in January 2009 and its final LLRW license in September 2009.  With the receipt of these licenses, WCS expects to begin construction of its LLRW facility in mid-2010.  Approximately $31 million of WCS’s planned capital spending relates to the new facility.  WCS is currently seeking financing to fund construction of these facilities, and a delay in obtaining such financing could result in a delay in the commencement of constructing the LLRW facility.  In May 2009, the Andrews County voters approved the potential bond sale of up to $75 million to provide financing for the construction.  However, the county has not yet issued the bonds and we can provide no assurance that the bonds will be issued.

With the exception of our Waste Management Segment, in response to the current economic conditions planned capital expenditures in 2010 will be to maintain our facilities.

Repurchases of our Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At December 31, 2009 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 14 to our Consolidated Financial Statements.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At December 31, 2009 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In February 2009, Kronos’ board suspended its quarterly dividend after considering the challenges and opportunities that existed in the Ti02 products industry and we do not currently expect to receive a dividend from Kronos in 2010. In each of 2007 and 2008, we received cash dividends from Kronos of $29.0 million based on the 29.0 million shares of Kronos we held in each of 2007 and 2008 and the quarterly dividend rate of $.25 per share in each of 2007 and 2008.  NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at December 31, 2009, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2010.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX.  Instead any dividend CompX declares is paid to NL.

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

WCS’s primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility.  We eliminate these intercompany borrowings in our Consolidated Financial Statements.  During 2009, WCS borrowed a net $55.2 million from our subsidiary.  WCS used these net borrowings primarily to fund its operating loss and capital expenditures.  We contributed $55.2 million of these net borrowings, plus an additional $2.2 million of WCS’ borrowings from late 2008, to WCS’ equity in December 2009.  We expect that WCS will likely borrow additional amounts from us during 2010 under the terms of the revolving credit facility, and we may similarly contribute such borrowings to WCS’ capital.  At December 31, 2009, WCS can borrow an additional $14.0 million under this facility, which matures in March 2011.  In addition to WCS’ borrowing availability under this facility, we currently expect WCS’ cash needs in 2010 to be provided in part by certain third-party borrowings.  If WCS is not successful in obtaining third-party borrowings, it is probable the amount WCS may borrow under this facility would be increased to compensate.

Investment in The Amalgamated Sugar Company LLC –

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC.  We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month.  To the extent the LLC's distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered.  Based on the LLC's current projections for 2010, we expect distributions received from the LLC in 2010 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

We may, at our option, require the LLC to redeem our interest in the LLC beginning in 2012, and the LLC has the right to redeem our interest in the LLC beginning in 2027.  The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us, if any.  In the event we require the LLC to redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 aggregate million loans from Snake River.  Redemption of our interest in the LLC would result in us reporting income related to the disposition of our LLC interest for income tax purposes, although we would not be expected to report a gain in earnings for financial reporting purposes at the time our LLC interest is redeemed.  However, because of Snake River’s ability to call our $250 million loans from Snake River upon redemption of our interest in the LLC, the net cash proceeds (after repayment of the debt) generated by the redemption of our interest in the LLC could be less than the income taxes that we would be required to pay as a result of the disposition.

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

As more fully described in the Notes to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 9 and 17 to our Consolidated Financial Statements.  Our obligations related to the long-term supply contracts for the purchase of Ti02 feedstock is more fully described in Note 17 to our Consolidated Financial Statements and above in “Business – Chemicals – Kronos Worldwide, Inc. - manufacturing process, properties and raw materials.”  The following table summarizes our contractual commitments as of December 31, 2009 by the type and date of payment.

	Payment due date
Contractual commitment	2010	2011/2012	2013/2014	2015 and after	Total
	(In millions)

Indebtedness(1):
Principal	$2.5	$121.2	$616.5	$250.7	$990.9
Interest	65.9	125.2	60.5	282.0	533.6

Operating leases(2)	5.8	6.7	3.2	20.0	35.7

Kronos’ long-term supply contracts for the purchase of TiO2 feedstock(3)	227.0	208.0	114.0	-	549.0

Kronos’ long-term service and other supply contracts(4)	87.7	51.4	30.1	7.2	176.4

CompX raw material and other purchase commitments(5)	11.4	-	-	-	11.4

Fixed asset acquisitions(2)	19.1	-	-	-	19.1

Estimated tax obligations(6)	3.9	-	-	-	3.9

Total	$423.3	$512.5	$824.3	$559.9	$2,320.0

(1)
The amount shown for indebtedness involving revolving credit facilities is based upon the actual amount outstanding at December 31, 2009, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2009 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility.  A significant portion of the amount shown for indebtedness relates to KII’s 6.5% Senior Secured Notes ($574.6 million at December 31, 2009), which is denominated in the euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.

(2)	The timing and amount shown for our operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.
(3)
Our contracts for the purchase of TiO2 feedstock contain fixed quantities we are required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on our feedstock requirements.  The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts.   The timing and amount shown for our commitments related to the long-term supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause.  The actual amount of material purchased, and the actual amount that would be payable by us, may vary from such estimated amounts.

(4)
The amounts shown for the long-term service and other supply contracts primarily pertain to agreements Kronos entered into with various providers of products or services which help to run its plant facilities (electricity, natural gas, etc.), utilizing December 31, 2009 exchange rates.

(5)
CompX’s purchase obligations consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) and is based on the contractual payment amount and the contractual payment date for those commitments.

(6)	The amount shown for income taxes is the amount of our consolidated current income taxes payable at December 31, 2009, which is assumed to be paid during 2010.

The table above does not include:

(1)
Our obligations under the Louisiana Pigment Company, L.P. joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future, and the joint venture’s future cost of producing such TiO2.  However, the table of contractual commitments does include amounts related to our share of the joint venture’s ore requirements necessary for it to produce TiO2 for us.  See Notes 7 and 17 to our Consolidated Financial Statements and “Business – Chemicals – Kronos Worldwide, Inc.”

(2)
We are party to an agreement that could require us to pay certain amounts to a third party based upon specified percentages of our qualifying Waste Management revenues.  We have not included any amounts for this conditional commitment in the above table because we currently believe it is not probable that we will be required to pay any amounts pursuant to this agreement.

(3)
Amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  Our defined benefit pension plans and OPEB plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements.  We currently expect we will be required to contribute an aggregate of $26.9 million to our defined benefit pension and OPEB plans during 2010.

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

At December 31, 2009 our aggregate indebtedness was split between 84% of fixed-rate instruments and 16% of variable-rate borrowings (in 2008 the percentages were 88% of fixed-rate instruments and 12% of variable rate borrowings).  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2009.  Information shown below for foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2009 using an exchange rate of 1.4412 U.S. dollars per euro.

The table below shows the fair value of our financial liabilities at December 31, 2009.

	Amount
Indebtedness*	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness:
Euro-denominated KII 6.5% Senior Secured Notes	$574.6	$466.2	6.5%	2013
Valhi loans from Snake River	250.0	250.0	9.4	2027
Fixed-rate	824.6	716.2	7.4%

Variable-rate indebtedness -
CompX promissory note to TIMET	42.2	42.2	1.3%	2014
Kronos Euro denominated revolver	13.0	13.0	3.5	2011
Kronos U.S. revolver	16.7	16.7	3.3	2011
Valhi Contran promissory notes	30.0	30.0	1.8	2011
Valhi Contran credit facility	54.9	54.9	5.8	2011

Variable-rate	156.8	156.8	3.3%

Total	$981.4	$873.0	6.7%

*  Denominated in U.S. dollars, except as otherwise indicated.  Excludes capital lease obligations.

At December 31, 2008, our fixed rate indebtedness aggregated $824.6 million (the fair value was $716.2 million) with a weighted-average interest rate of 7.4%; our variable rate indebtedness aggregated $156.8 million, which approximated fair value, with a weighted average interest rate of 3.3%. Approximately 70% of such fixed rate indebtedness was denominated in the euro, with the remainder denominated in the U.S. dollar.  All of the outstanding variable rate borrowings were denominated in the U.S. dollar.

Currency Exchange Rates. We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide.  Our earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2009, we had the equivalent of $587.6 million of outstanding euro-denominated indebtedness (in 2008 the equivalent of $602.2 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $58.9 million at December 31, 2009 (in 2008 the amount was $60.5 million).

We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with trade receivables, denominated in a currency other than the holder's functional currency, or similar exchange rate risk associated with future sales.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.

At December 31, 2009, our Chemicals Segment had currency forward contracts to exchange an aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 9.21 per euro.  These contracts with DnB Nor Bank ASA mature from January 2010 through December 2010 and are subject to early redemption provisions at our option.  At December 31, 2009, the actual exchange rate was kroner 8.3 per euro.  The estimated fair value of such currency forward contracts at December 31, 2009 was a $1.6 million net asset, which amount is recognized as part of Prepaid Expenses in our Consolidated Balance Sheet and a corresponding $1.6 million currency transaction gain in our Consolidated Statement of Operations.

In the first quarter of 2010, our Chemicals Segment entered into a series of currency forward contracts to exchange:
•
an aggregate of $48.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.04 per U.S. dollar.  These contracts with Wachovia Bank, National Association mature from January 2010 through December 2010 and are subject to early redemption provisions at our option; and

•
an aggregate of $64 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.83 to kroner 6.06  per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from February 2010 through January 2011 and are subject to early redemption provisions at our option.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2008 and 2009.

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

Marketable Equity and Debt Security Prices. We are exposed to market risk due to changes in prices of the marketable securities we own.  The fair value of such debt and equity securities (determined using Level 1, Level 2 and Level 3 inputs) at December 31, 2008 and 2009 was $280.8 million and $285.6 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $28.1 million at December 31, 2008 and $28.6 million at December 31, 2009.

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

ITEM 9A(T).                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Scope of Management Report on Internal Control Over Financial Reporting –

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2009.  Pursuant to the regulations of the SEC, our independent registered public accounting firm is not required to audit our internal control over financial reporting as of December 31, 2009, but our independent registered public accounting firm will be required to audit our internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting -

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Certifications -

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2009, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listing standards without qualification.  Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2009 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

50%-or-less owned persons

We have omitted TIMET’s consolidated financial statements for the year ended December 31, 2007, otherwise required to be filed pursuant to Rule 3-09 of Regulation S-X, based on an exemption granted by the staff of the SEC.  We are not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2009.

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

10.6
Consent Agreement dated as of March 29, 2007 between Valhi, Inc. and Contran Corporation – incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (File No. 1-5467) dated March 26, 2007 and filed by us on March 29, 2007.

Item No.	Exhibit Index

10.7
Stock Purchase Agreement dated as of October 16, 2007 between TIMET Finance Management Company and CompX International Inc. - incorporated by reference to Exhibit 10.1 of CompX’s Current Report on Form 8-K (File No. 1-13905) dated October 22, 2007.

10.8
Agreement and Plan of Merger dated as of October 16, 2007 among CompX International Inc., CompX Group, Inc. and CompX KDL LLC - incorporated by reference to Exhibit 10.2 of CompX’s Current Report on Form 8-K (File No. 1-13905) dated October 22, 2007.

10.9
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company – incorporated by reference to Exhibit 10.4 of CompX’s Quarterly Report on Form 10-Q (File No. 1-13905) for the quarter ended September 30, 2007.

10.10
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

10.11*	Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 to Valhi, Inc.'s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.12*	CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 to CompX's Registration Statement on Form S-1 (File No. 333-42643).

10.13*
NL Industries, Inc. 1998 Long-Term Incentive Plan – incorporated by reference to Appendix A to NL’s Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 9, 1998.

10.14*	Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 to Kronos’ Registration Statement on Form 10 (File No. 001-31763).

10.15
Agreement Regarding Shared Insurance dated as of October 30, 2003 by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. – incorporated by reference to Exhibit 10.32 to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

10.16
Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company - incorporated by reference to Exhibit 10.19 to Valhi, Inc.'s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

Item No.	Exhibit Index

10.17
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

10.19
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

10.22
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

10.24
Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997  - incorporated by reference to Exhibit 10.21 to Valhi, Inc.'s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.25
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

10.27
Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998 - incorporated by reference to Exhibit 10.28 to Valhi, Inc.'s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.28
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

10.30
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

10.36
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

10.44
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

10.46
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

10.49
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

10.51
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

10.52
Reinstated and Amended Settlement Agreement and Release, dated June 26, 2008, by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex - incorporated by reference to Exhibit 10.35 to NL’s Annual Report on NL’s Form 10-K (File No. 1-640) for the year ended December 31, 2009.

10.53
Amendment to Restated and Amended Settlement Agreement and Release, dated September 25, 2008 by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex - incorporated by reference to Exhibit 10.2 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

Item No.	Exhibit Index

10.54
Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.3 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.55
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.38 to NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2009.

10.56
Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008, by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O'Neill - incorporated by reference to Exhibit 10.39 to NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2009.

10.57
Multi Party Agreement, dated October 15, 2008 by and among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O'Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America, Sayreville PRISA II LLC.   - incorporated by reference to Exhibit 10.40 to NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2009.

10.58
Guaranty Agreement, dated October 15, 2008, by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.7 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

21.1**	Subsidiaries of Valhi, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

31.1**	Certification

31.2**	Certification

32.1**	Certification

*  Management contract, compensatory plan or agreement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC. (Registrant)

By: /s/ Steven L. Watson
Steven L. Watson, March 10, 2010 (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 10, 2010 (Chairman of the Board)	Steven L. Watson, March 10, 2010 (President, Chief Executive Officer and Director)

/s/ Thomas E. Barry	/s/ Glenn R. Simmons
Thomas E. Barry, March 10, 2010 (Director)	Glenn R. Simmons, March 10, 2010 (Vice Chairman of the Board)

/s/ Norman S. Edelcup	/s/ Bobby D. O’Brien
Norman S. Edelcup, March 10, 2010 (Director)	Bobby D. O’Brien, March 10, 2010 (Vice President and Chief Financial Officer, Principal Financial Officer)

/s/ W. Hayden McIlroy	/s/ Gregory M. Swalwell
W. Hayden McIlroy, March 10, 2010 (Director)	Gregory M. Swalwell, March 10, 2010 (Vice President and Controller, Principal Accounting Officer)

/s/ J. Walter Tucker, Jr.
J. Walter Tucker, Jr. March 10, 2010 (Director)

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedule

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2008 and 2009	F-3

Consolidated Statements of Operations – Years ended December 31, 2007, 2008 and 2009	F-5

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2007, 2008 and 2009	F-6

Consolidated Statements of Equity – Years ended December 31, 2007, 2008 and 2009	F-7

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2008 and 2009	F-8

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

We omitted Schedules II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valhi, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

/s/PricewaterhouseCoopers LLP
March 10, 2010

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,
	2008	2009

Current assets:
Cash and cash equivalents	$37.0	$68.7
Restricted cash equivalents	9.4	8.9
Marketable securities	8.8	6.1
Accounts and other receivables, net	203.5	204.1
Refundable income taxes	1.6	2.6
Receivable from affiliates	.1	16.2
Inventories, net	408.5	312.0
Prepaid expenses and other	15.4	17.7
Deferred income taxes	12.1	11.9

Total current assets	696.4	648.2

Other assets:
Marketable securities	272.0	279.5
Investment in affiliates	124.0	116.1
Goodwill	396.8	396.9
Other intangible assets	2.0	1.4
Deferred income taxes	166.4	185.5
Pension asset	-	.3
Other assets	90.8	101.8

Total other assets	1,052.0	1,081.5

Property and equipment:
Land	46.4	56.3
Buildings	268.5	293.8
Equipment	1,025.3	1,176.1
Mining properties	30.3	68.4
Construction in progress	58.2	20.7
	1,428.7	1,615.3
Less accumulated depreciation	787.7	934.7

Net property and equipment	641.0	680.6

Total assets	$2,389.4	$2,410.3

F-3

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2008	2009

Current liabilities:
Current maturities of long-term debt	$9.4	$2.5
Accounts payable	121.0	124.5
Accrued liabilities	128.4	137.5
Payable to affiliates	25.8	26.1
Income taxes	4.9	3.9
Deferred income taxes	4.7	4.7

Total current liabilities	294.2	299.2

Noncurrent liabilities:
Long-term debt	911.0	988.4
Deferred income taxes	346.6	360.7
Accrued pension costs	146.1	130.5
Accrued environmental costs	41.3	37.9
Accrued postretirement benefits costs	29.3	25.5
Payable to affiliate	-	.3
Other	78.8	69.4

Total noncurrent liabilities	1,553.1	1,612.7

Equity:
Valhi stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; 5,000 shares issued	667.3	667.3
Common stock, $.01 par value; 150.0 million shares authorized; 118.4 million shares issued	1.2	1.2
Additional paid-in capital	-	-
Accumulated deficit	(109.8)	(197.7)
Accumulated other comprehensive loss	(51.0)	(3.2)
Treasury stock, at cost – 4.1 million shares	(38.9)	(38.9)

Total Valhi stockholders’ equity	468.8	428.7

Noncontrolling interest in subsidiaries	73.3	69.7

Total equity	542.1	498.4

Total liabilities and equity	$2,389.4	$2,410.3

Commitments and contingencies (Notes 4, 9, 12, 16 and 17)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2007	2008	2009

Revenues and other income:
Net sales	$1,492.2	$1,485.3	$1,272.1
Other income, net	42.3	93.7	70.8
Equity in earnings of:
Titanium Metals Corporation ("TIMET")	26.9	-	-
Other	1.7	(1.0)	(1.1)

Total revenues and other income	1,563.1	1,578.0	1,341.8

Costs and expenses:
Cost of sales	1,206.3	1,239.1	1,135.7
Selling, general and administrative	238.4	238.5	227.6
Goodwill impairment	-	10.1	-
Assets held for sale write-down	-	-	.7
Interest	64.4	68.7	66.7

Total costs and expenses	1,509.1	1,556.4	1,430.7

Income (loss) before income taxes	54.0	21.6	(88.9)

Provision for income taxes (benefit)	103.2	16.7	(50.8)

Net income (loss)	(49.2)	4.9	(38.1)

Noncontrolling interest in net income (loss) of subsidiaries	(3.5)	5.7	(3.9)

Net income (loss) attributable to Valhi stockholders	$(45.7)	$(.8)	$(34.2)

Amounts attributable to Valhi stockholders:

Basic and diluted earnings per share	$(.40)	$(.01)	$(.30)

Cash dividends per share	.40	.40	.40

Basic and diluted weighted average shares outstanding	114.7	114.4	114.3

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2007	2008	2009

Net income (loss)	$(49.2)	$4.9	$(38.1)

Other comprehensive income (loss), net of tax:
Marketable securities	25.9	(28.3)	7.0

Currency translation	33.6	(38.1)	22.0

Defined benefit pension plans	36.7	(51.7)	7.7

Other postretirement benefit plans	.8	1.3	3.6

Total other comprehensive income (loss), net	97.0	(116.8)	40.3

Comprehensive income (loss)	47.8	(111.9)	2.2

Comprehensive income (loss) attributable to noncontrolling interest	8.1	(8.6)	1.5

Comprehensive income (loss) attributable to Valhi stockholders	$39.7	$(103.3)	$.7

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2007, 2008 and 2009

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interest	Total equity

Balance at December 31, 2006	$-	$1.2	$107.4	$839.2	$(43.1)	$(37.9)	$123.7	$990.5

Net loss	-	-	-	(45.7)	-	-	(3.5)	(49.2)
Cash dividends	-	-	(34.2)	(11.4)	-	-	(8.5)	(54.1)
Dividend of TIMET common stock	-	-	(55.0)	(850.4)	8.0	-	-	(897.4)
Change in accounting:
Uncertain tax positions provisions of ASC Topic 740	-	-	-	(1.6)	-	-	(.1)	(1.7)
Asset and liability provisions of ASC Topic 715	-	-	-	(2.2)	1.2	-	(.2)	(1.2)
Issuance of preferred stock	667.3	-	-	-	-	-	-	667.3
Other comprehensive income, net	-	-	-	-	85.4	-	11.6	97.0
Treasury stock:
Acquired	-	-	-	-	-	(11.1)	-	(11.1)
Retired	-	-	(9.2)	(1.9)	-	11.1	-	-
Equity transactions with noncontrolling interest, net	-	-	-	-	-	-	(32.5)	(32.5)
Other, net	-	-	1.4	(.1)	-	-	-	1.3

Balance at December 31, 2007	667.3	1.2	10.4	(74.1)	51.5	(37.9)	90.5	708.9

Net income (loss)	-	-	-	(.8)	-	-	5.7	4.9
Cash dividends	-	-	(10.4)	(35.1)	-	-	(7.3)	(52.8)
Other comprehensive loss, net	-	-	-	-	(102.5)	-	(14.3)	(116.8)
Treasury stock acquired	-	-	-	-	-	(1.0)	-	(1.0)
Equity transactions with noncontrolling interest, net	-	-	-	-	-	-	(1.3)	(1.3)
Other, net	-	-	-	.2	-	-	-	.2

Balance at December 31, 2008	667.3	1.2	-	(109.8)	(51.0)	(38.9)	73.3	542.1

Net loss	-	-	-	(34.2)	-	-	(3.9)	(38.1)
Cash dividends	-	-	(.3)	(45.1)	-	-	(4.9)	(50.3)
Other comprehensive income, net	-	-	-	-	34.9	-	5.4	40.3
Equity transactions with noncontrolling interest, net	-	-	.3	-	-	-	(.2)	.1
Transfer of Medite pension plan	-	-	-	(8.6)	12.9	-	-	4.3

Balance at December 31, 2009	$667.3	$1.2	$-	$(197.7)	$(3.2)	$(38.9)	$69.7	$498.4

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income (loss)	$(49.2)	$4.9	$(38.1)
Depreciation and amortization	66.3	66.1	67.4
Gain on sale of business	-	-	(6.3)
Litigation settlement gains	-	(47.9)	(11.1)
Goodwill impairment	-	10.1	-
Assets held for sale write-down	-	-	.7
Securities transactions, net	.1	1.2	(.5)
Loss on disposal of property and equipment	1.3	1.0	1.2
Noncash interest expense	1.6	2.1	2.0
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(4.6)	(22.3)	.3
Other postretirement benefit expense	.9	.9	.4
Deferred income taxes	86.4	(12.4)	(21.9)
Equity in:
TIMET	(26.9)	-	-
Other	(1.7)	1.0	1.1
Net distributions from (contributions to):
TiO2 manufacturing joint venture	(4.9)	10.0	7.7
Other	1.0	-	-
Other, net	1.9	2.7	3.5
Change in assets and liabilities:
Accounts and other receivables, net	9.1	15.0	6.0
Inventories, net	3.9	(93.0)	105.2
Accounts payable and accrued liabilities	(4.8)	15.6	4.3
Income taxes	(9.6)	2.7	(3.0)
Accounts with affiliates	(2.0)	10.5	(18.1)
Other noncurrent assets	(2.7)	(3.5)	.3
Other noncurrent liabilities	(4.3)	5.3	(9.5)
Other, net	1.7	5.5	(15.6)

Net cash provided by (used in) operating activities	63.5	(24.5)	76.0

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash flows from investing activities:
Capital expenditures	$(63.8)	$(84.9)	$(57.5)
Capitalized permit costs	(7.1)	(13.8)	(9.4)
Purchases of:
Kronos common stock	-	(.8)	-
TIMET common stock	(.7)	-	-
CompX common stock	(3.3)	(1.0)	-
Marketable securities	(23.3)	(6.1)	(5.4)
Proceeds from disposal of:
Marketable securities	28.5	7.9	9.5
Property and equipment	.6	.3	-
Sale of business	-	-	6.7
Real estate-related litigation settlement	-	39.6	11.8
Change in restricted cash equivalents, net	2.4	(2.5)	.5
Other, net	1.3	1.3	(.7)

Net cash used in investing activities	(65.4)	(60.0)	(44.5)

Cash flows from financing activities:
Indebtedness:
Borrowings	331.1	427.7	447.6
Principal payments	(324.4)	(385.6)	(401.1)
Deferred financing costs paid	-	(1.2)	(.8)
Purchases of Kronos common stock	-	-	(.1)
Valhi cash dividends paid	(45.6)	(45.5)	(45.4)
Distributions to noncontrolling interest in subsidiaries	(8.5)	(7.3)	(4.9)
Treasury stock acquired	(11.1)	(1.0)	-
Issuance of Valhi common stock and other, net	2.4	-	-

Net cash used in financing activities	(56.1)	(12.9)	(4.7)

Net increase (decrease)	$(58.0)	$(97.4)	$26.8

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$(58.0)	$(97.4)	$26.8
Currency translation	7.1	(3.9)	4.9
Net change for the year	(50.9)	(101.3)	31.7

Balance at beginning of year	189.2	138.3	37.0

Balance at end of year	$138.3	$37.0	$68.7

Supplemental disclosures: Cash paid for:
Interest, net of amounts capitalized	$62.5	$66.7	$64.8
Income taxes, net	32.3	15.2	6.4

Noncash investing activities:
Accruals for capital expenditures	9.7	12.7	11.8
Accruals for capitalized permits	.3	.7	1.2
Note receivable from litigation settlement	-	15.0	-
Note receivable from sale of business	-	-	.7

Noncash financing activities:
Dividend of TIMET common stock	897.4	-	-
Issuance of preferred stock in settlement of tax obligation	667.3	-	-
Issuance of note payable to TIMET for acquisition of noncontrolling interest	52.6	-	-
Transfer of Medite pension plan to Contran	-	-	4.3

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Organization.  We are majority owned by Contran Corporation, which directly and through its subsidiaries owns approximately 93% of our outstanding common stock at December 31, 2009.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

Beginning on January 1, 2009 we adopted the new provisions of Accounting Standards Codification (“ASC”) Topic 810 Consolidation, which establishes an equity transaction framework of accounting for noncontrolling interest. Under the framework, which applies to transactions on a prospective basis, changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transaction unless there is a change in control.  Prior to the adoption of the new provisions, we accounted for increases in our ownership interest of our consolidated subsidiaries, either through our purchase of additional shares of their common stock or through their purchase of their own shares of common stock, by the purchase method (step acquisition).  Unless otherwise noted, such purchase accounting generally resulted in an adjustment to the carrying amount of goodwill for our consolidated subsidiaries.  We accounted for decreases in our ownership interest of our consolidated subsidiaries through cash sales of their common stock to third parties (either by us or by our subsidiary) by recognizing a gain or loss in net income equal to the difference between the proceeds from such sale and the carrying value of the shares sold.  See Note 18.

Foreign currency translation.  The financial statements of our foreign subsidiaries are translated to U.S. dollars.  The functional currency of our foreign subsidiaries is generally the local currency of the country.  Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders' equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes and noncontrolling interest.  We recognize currency transaction gains and losses in income.

Derivatives and hedging activities. We recognize derivatives as either an asset or liability measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging.  We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative.

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

Marketable securities; securities transactions. We carry marketable debt and equity securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:
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

See Notes 4 and 19.  We recognize unrealized and realized gains and losses on trading securities in income.  We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes and noncontrolling interest.  Realized gains and losses are based on specific identification of the securities sold.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from our sales to customers based on a periodic review of these accounts.

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs on average cost or the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Investment in affiliates and joint ventures.  We account for investments in more than 20%-owned but less than majority-owned companies by the equity method.  See Note 7.  We allocate any differences between the cost of each investment and our pro-rata share of the entity's separately-reported net assets among the assets and liabilities of the entity based upon estimated relative fair values.  We amortize these differences, which were not material at December 31, 2009, to income as the entities depreciate, amortize or dispose of the related net assets.

Goodwill and other intangible assets; amortization expense.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets by the straight-line method over their estimated lives and state them net of accumulated amortization.  We evaluate goodwill for impairment, annually, or when circumstances indicate the carrying value may not be recoverable.   We evaluate other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  See Note 8.

We amortize patents by the straight-line method over their estimated useful lives of 20 years.

Capitalized operating permits.  Our Waste Management Segment capitalizes direct costs for the acquisition or renewal of operating permits and amortizes these costs by the straight-line method over the term of the applicable permit.  At December 31, 2008 and 2009, net capitalized operating permit costs include:

	December 31,
	2008	2009
	(In thousands)

Net permit costs for:
Pending renewals of prior permits	$.6	$.5

Issued permits:
LLRW license – (expires in 2024)	-	42.0
Byproduct license – (expires in 2018)	6.5	8.0
Other – (expires 2013 – 2024)	3.2	3.0
Total issued permits	10.3	53.5

Pending applications for new permits	33.4	-

Total	$43.7	$53.5

                We currently expect renewal of the permits for which the application is still pending will occur in the ordinary course of business, and we are amortizing costs related to these renewals from the date the prior permit expired.  For costs related to the newly issued permits and permits that have not yet been issued, we will either (i) amortize such costs from the date the permit is issued or (ii) write off such costs to expense at the earlier of (a) the date the applicable regulatory authority rejects the permit application or (b) the date we determine issuance of the permit is not probable.  All operating permits are generally subject to renewal at the option of the issuing governmental agency.

Property and equipment; depreciation expense.  We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  In 2007, 2008 and 2009 we capitalized $.7 million, $2.2 million and $1.9 million, respectively, in interest costs.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years

We expense expenditures for maintenance, repairs and minor renewals as incurred that do not improve or extend the life of the assets, including planned major maintenance.

We have a governmental concession with an unlimited term to operate an ilmenite mine in Norway.  Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations and costs associated with the development of a new mine area which commenced production in 2009.  While we own the land associated with the mining operation and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to our mining operations.

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

Income taxes.  We and our qualifying subsidiaries are members of Contran's consolidated U.S federal income tax group (the "Contran Tax Group").  We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17.  Contran’s policy for intercompany allocation of income taxes provides that subsidiaries included in the Contran Tax Group compute their provision for income taxes on a separate company basis.  Generally, subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments to Contran of $5.8 million in 2007, $4.6 million in 2008 and $2.2 million in 2009.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recorded in the Consolidated Financial Statements and the tax basis of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not permanently reinvested.  In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $672 million at December 31, 2009 (in 2008 the amount was $706 million).  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to these earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 18.

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

Environmental remediation costs.  We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to its present value due to the uncertainty of the timing of the ultimate payout.  We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable.  At December 31, 2008 and 2009, we had not recognized any receivables for recoveries. See Note 17.

Net sales.  We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when we perform services.  We include amounts charged to customers for shipping and handling costs in net sales.  We state sales net of price, early payment and distributor discounts and volume rebates.  We report taxes assessed by a governmental authority such as sales, use, value added and excise taxes on a net basis (i.e., we do not recognize these taxes in either our revenues or in our costs and expenses).

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Shipping and handling costs of our Chemicals Segment were approximately $82 million in 2007, $91 million in 2008 and $74 million in 2009.  Shipping and handling costs of our Component Products and Waste Management Segments are not material.  We expense advertising and research, development and sales technical support costs as incurred.  Advertising costs were approximately $2 million in each of 2007 and 2008 and $1 million 2009.  Research, development and certain sales technical support costs were approximately $12 million in each of 2007 and 2008 and $13 million in 2009.

Note 2 -                           Business and geographic segments:

Business segment	Entity	% control at December 31, 2009

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our control of CompX is through NL.  See Note 3.

Prior to March 26, 2007, we owned 35% of TIMET directly and through a wholly-owned subsidiary.  On March 26, 2007, we completed a special dividend of the TIMET stock we owned.  As a result, we now own approximately 1% of the TIMET shares outstanding.  We accounted for our ownership of TIMET by the equity method through the date of the special dividend.  See Note 3.  At December 31, 2009, TIMET owned an additional 1.1% of us, .5% of NL and .2% of Kronos; see Note 13.  Because we do not consolidate TIMET, our shares and the shares of NL and Kronos held by TIMET are not considered as controlled by us for financial reporting purposes.

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

•
Chemicals – Our chemicals segment is operated through our majority control of Kronos.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigment products (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. Kronos has production facilities located in North America and Europe.  Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana.  See Note 7.

•
Component Products – We operate in the component products industry through our majority control of CompX.   CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products division CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and other general cabinetry applications.  CompX’s Furniture Components division manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications.  CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the performance boat industry through its Marine Components division.

•
Waste Management – WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal license, and construction of the low-level radioactive waste facility is currently expected to begin in mid-2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in early 2011.

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

Interest income included in the calculation of segment operating income is not material in 2007, 2008 or 2009.  Capital expenditures include additions to property and equipment but exclude amounts we paid for business units acquired in business combinations.  See Note 3.  Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment.  Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets.  Our investment in the TiO2 manufacturing joint venture (see Note 7) is included in the Chemicals Segment assets.  Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties.  At December 31, 2009, approximately 21% of corporate assets were held by NL (in 2008 the percentage was 26%), with substantially all of the remainder held directly by Valhi.

	Years ended December 31,
	2007	2008	2009
	(In millions)
Net sales:
Chemicals	$1,310.3	$1,316.9	$1,142.0
Component products	177.7	165.5	116.1
Waste management	4.2	2.9	14.0

Total net sales	$1,492.2	$1,485.3	$1,272.1

Cost of sales:
Chemicals	$1,062.2	$1,098.7	$1,014.0
Component products	132.4	125.7	92.3
Waste management	11.7	14.7	29.4

Total cost of sales	$1,206.3	$1,239.1	$1,135.7

Gross margin:
Chemicals	$248.1	$218.2	$128.0
Component products	45.3	39.8	23.8
Waste management	(7.5)	(11.8)	(15.4)

Total gross margin	$285.9	$246.2	$136.4

Operating income (loss):
Chemicals	$88.6	$52.0	$(10.6)
Component products	16.0	5.5	(4.0)
Waste management	(14.1)	(21.5)	(27.0)

Total operating income (loss)	90.5	36.0	(41.6)

Equity in earnings of:
TIMET	26.9	-	-
Other	1.7	(1.0)	(1.1)
General corporate items:
Securities earnings	30.8	30.7	26.6
Insurance recoveries	6.1	9.6	4.6
Gain on litigation settlements	-	47.9	23.1
Gain on sale of business	-	-	6.3
General expenses, net	(37.6)	(32.9)	(40.1)
Interest expense	(64.4)	(68.7)	(66.7)

Income (loss) before income taxes	$54.0	$21.6	$(88.9)

	Years ended December 31,
	2007	2008	2009
	(In millions)

Depreciation and amortization:
Chemicals	$52.5	$53.9	$49.5
Component products	11.0	9.2	8.2
Waste management	2.3	2.7	9.6
Corporate	.5	.3	.1

Total	$66.3	$66.1	$67.4

Capital expenditures:
Chemicals	$47.4	$68.2	$23.6
Component products	13.8	6.8	2.3
Waste management	2.4	9.4	31.6
Corporate	.2	.5	-

Total	$63.8	$84.9	$57.5

	December 31,
	2007	2008	2009
	(In millions)
Total assets:
Operating segments:
Chemicals	$1,862.6	$1,760.2	$1,726.4
Component products	185.4	163.9	149.2
Waste management	59.7	85.8	129.7
Joint venture accounted for by the equity method	19.4	18.4	17.4
Corporate and eliminations	475.9	361.1	387.6

Total	$2,603.0	$2,389.4	$2,410.3

Geographic information.  We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location.  At December 31, 2009 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $528 million (in 2008 the total was $550 million).

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net sales - point of origin:
United States	$638.4	$617.2	$521.4
Germany	700.6	694.8	616.5
Canada	260.7	243.8	206.3
Norway	184.3	194.2	139.5
Belgium	209.8	207.7	164.4
Taiwan	11.7	8.3	5.8
Eliminations	(513.3)	(480.7)	(381.8)

Total	$1,492.2	$1,485.3	$1,272.1

Net sales - point of destination:
North America	$545.8	$530.2	$444.3
Europe	811.8	814.6	671.0
Asia and other	134.6	140.5	156.8

Total	$1,492.2	$1,485.3	$1,272.1

	December 31,
	2007	2008	2009
	(In millions)

Net property and equipment:
United States	$82.3	$97.0	$122.3
Germany	332.1	310.7	299.7
Canada	89.6	69.7	77.9
Norway	95.8	88.5	107.0
Belgium	74.1	68.0	66.4
Taiwan	7.4	7.1	7.3

Total	$681.3	$641.0	$680.6

Note 3 -  Business combinations and related transactions:

Kronos Worldwide, Inc.  During 2008 NL purchased 79,503 Kronos shares in market transactions for $.8 million.  During 2009 NL purchased 14,000 Kronos shares in market transactions for $.1 million.

TIMET. At the beginning of 2007, we owned an aggregate of 35% of TIMET’s outstanding common stock either directly and through a wholly-owned subsidiary.  On March 26, 2007, we completed a special dividend of the TIMET common stock we owned to our stockholders.  Each of our stockholders received .4776 of a share of TIMET common stock for each share of our common stock held.  For financial reporting purposes, we continued to apply the equity method to our investment in TIMET through March 31, 2007.  As a result of the distribution, we now own approximately 1% of the TIMET shares outstanding.  We accounted for our dividend of TIMET common stock as a spin-off in which we reduced our stockholders’ equity by the aggregate book value of the shares distributed, net of applicable tax, or approximately $897.4 million.  For income tax purposes, the dividend of TIMET common stock was taxable to us based on the difference between the aggregate fair value of the TIMET shares distributed ($36.90 per share, or an aggregate of $2.1 billion) and our tax basis of the shares distributed.  This tax obligation was approximately $667.7 million, after we utilized available net operating loss (“NOL”) carryforwards of $57.8 million and alternative minimum tax credit (“AMT”) carryforwards of $1.1 million.

We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group, and we make payments to Contran for income taxes in amounts that we would have paid to the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group. As a member of the Contran Tax Group, the tax obligation generated from the special dividend is payable to Contran.  In order to discharge substantially all of this tax obligation we owed to Contran, in March 2007 we issued to Contran shares of a new issue of our preferred stock.  See Note 14.  Because Contran directly or indirectly owned approximately 92% of our common stock at March 26, 2007, we distributed a substantial portion of the TIMET shares to other members of the Contran Tax Group.  As a result, Contran was not currently required to pay this tax obligation to the applicable tax authority (approximately $620 million at December 31, 2007), because the gain on the shares distributed to members of Contran’s Tax Group is currently deferred at the Contran level.  This income tax liability would become payable by Contran to the applicable tax authority when the shares of TIMET common stock we distributed to other members of the Contran Tax Group are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving Contran and us.

NL owned approximately 4.7 million shares of our common stock at the time of the distribution, and for financial reporting purposes we account for our proportional interest in such shares as treasury stock.  See Note 14.  Under Delaware Corporation Law, NL receives dividends on its Valhi shares.  As a result, NL received approximately 2.2 million shares of the TIMET common stock we distributed in the special dividend.  In addition, in March 2007 we purchased shares of our common stock in market transactions under our repurchase program described in Note 14.  Because we purchased these shares between the record date and payment date of the special dividend, we became entitled to receive the shares of TIMET common stock we distributed in the special dividend with respect to the shares of our common stock we repurchased, or approximately 19,000 shares of TIMET common stock.  We allocated the cost of our shares we repurchased between the TIMET and Valhi common stock acquired based upon relative market values on the date of purchase, and we allocated an aggregate of $.7 million to the TIMET shares we acquired.  At the end of the first quarter of 2007, the aggregate number of TIMET shares we owned represented approximately 1% of TIMET’s outstanding common stock.  Accordingly, effective March 31, 2007 we began accounting for our shares of TIMET common stock as available-for-sale marketable securities carried at fair value, and the difference between the aggregate fair value and the cost basis of our TIMET shares is recognized as a component of accumulated other comprehensive income, net of applicable income tax and noncontrolling interest.  The cost basis of the TIMET shares NL received was $11.4 million, which represents our basis in such TIMET shares under the equity method immediately before the special dividend.  During the fourth quarter of 2007, NL sold .8 million shares of its TIMET common stock to us for a cash price of $33.50 per share, or an aggregate of $26.8 million.  For financial reporting purposes, NL’s previous $4 million aggregate cost basis of these .8 million shares is also our cost basis in these shares.  A substantial portion of the increase in our accumulated other comprehensive income related to marketable securities during 2007 relates to the unrealized gain, net of applicable income tax and noncontrolling interest, related to these shares of TIMET common stock.

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

NL is also a member of the Contran Tax Group, and NL makes payments to us for income taxes in amounts it would have paid to the U.S. Internal Revenue Service had NL not been a member of the Contran Tax Group. Approximately $10.8 million of the $11.2 million tax generated by NL was payable to us (the remaining $.4 million relates to one of NL’s subsidiaries that was not a member of the Contran Tax Group).  We are not currently required to pay this $10.8 million tax liability to Contran, nor is Contran currently required to pay this tax liability to the applicable tax authority, because the related taxable gain is currently deferred at our level and the Contran level since we and NL are members of the Valhi tax group on a separate company basis and of the Contran Tax Group on the distribution date.  This income tax liability would become payable by us to Contran, and by Contran to the applicable tax authority, when the shares of Valhi common stock held by NL are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.  At December 31, 2009, this $10.8 million is recognized as a component of our deferred income taxes.

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

CompX International Inc. In August 2007, CompX’s board of directors authorized the repurchase of up to 500,000 shares of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization was in addition to the 467,000 shares of Class A common stock that remained available for repurchase under prior authorizations of CompX’s board of directors.  CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled. During 2007, CompX purchased 179,100 shares of its Class A common stock in market transactions for an aggregate of $3.3 million and during 2008 CompX purchased 126,000 shares of its Class A common stock in market transactions for an aggregate of $1.0 million. At December 31, 2009 approximately 678,000 shares were available for purchase under these authorizations.

In October 2007, the independent members of CompX’s board of directors authorized the repurchase or cancellation of a net 2.7 million shares of its Class A common stock held by TIMET Finance Management Company, a subsidiary of Titanium Metals Corporation and an affiliate of ours (“TFMC”), including the Class A shares held indirectly by TFMC through its ownership interest in CompX Group.  These repurchases or cancellations were made outside of CompX’s stock repurchase plan discussed above.  CompX purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which it paid in the form of a promissory note.  See Notes 9 and 16.

As a result of CompX’s repurchase and/or cancellation of its Class A shares owned directly or indirectly by TIMET, TIMET no longer has any direct or indirect ownership in CompX or CompX Group, CompX’s outstanding Class A shares were reduced by 2.7 million shares and our ownership interest in CompX increased to 87%.

Note 4 -                           Marketable securities:

	December 31,
	2008	2009
	(In millions)

Current assets:
Restricted debt securities	$5.5	$5.2
Other debt securities	3.3	.9

Total	$8.8	$6.1

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0
TIMET	20.1	28.5
Other debt securities and common stocks	1.9	1.0

Total	$272.0	$279.5

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2008:
Current assets:
Restricted debt securities	$5.5	$-	$5.5	$-
Other debt securities	3.3	-	3.3	-

Total	$8.8	$-	$8.8	$-

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$-	$-	$250.0
TIMET	20.1	20.1	-	-
Other debt securities and common stocks	1.9	1.5	.4	-

Total	$272.0	$21.6	$.4	$250.0

December 31, 2009:
Current assets:
Restricted debt securities	$5.2	$-	$5.2	$-
Other debt securities	.9	-	.9	-

Total	$6.1	$-	$6.1	$-

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$-	$-	$250.0
TIMET	28.5	28.5	-	-
Other debt securities and common stocks	1.0	.1	.9	-

Total	$279.5	$28.6	$.9	$250.0

Amalgamated Sugar. Prior to 2007, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugar beet growers in Amalgamated’s areas of operations.  Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC.  The cost basis of the net assets we transferred to the LLC was approximately $34 million.  When we transferred control of our operations to Snake River in return for our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes.  Therefore, the cost basis of our investment in the LLC is $250 million.  As part of this transaction, Snake River made certain loans to us aggregating $250 million.  These loans are collateralized by our interest in the LLC.  See Notes 9 and 15.

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

Prior to 2007, Snake River agreed that the annual amount of distributions we receive from the LLC would exceed the annual amount of interest payments we owe to Snake River on our $250 million in loans from Snake River by at least $1.8 million. If we receive less than the required minimum amount, certain agreements we previously made with Snake River and the LLC, including a reduction in the amount of cumulative distributions that we must receive from the LLC in order to prevent us from becoming able to temporarily take control of the LLC, would retroactively become null and void and we would be able to temporarily take control of the LLC if we so desired.  Through December 31, 2009, Snake River and the LLC maintained the applicable minimum required levels of cash flows to us.

We report the cash distributions received from the LLC as dividend income.  We recognize distributions when they are declared by the LLC, which is generally the same month we receive them, although in certain cases distributions may be paid on the first business day of the following month.  See Note 15.  The amount of such future distributions we will receive from the LLC is dependent upon, among other things, the future performance of the LLC’s operations. Because we receive preferential distributions from the LLC and we have the right to require the LLC to redeem our interest for a fixed and determinable amount beginning at a fixed and determinable date, we account for our investment in the LLC as a marketable security carried at its cost basis of $250 million.  The cost basis is also the fair value of our investment determined using Level 3 inputs as defined by ASC 820-10-35 as the $250 million redemption price of our investment in the LLC as well as the amount of our debt owed to Snake River Company that is collateralized by our investment in the LLC.  There has been no change to the fair value of our Amalgamated Sugar investment during 2008 or 2009.  We also provided certain services to the LLC through January 2009, as discussed in Note 16.  We do not expect to report a gain on the redemption at the time our LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of our investment in the LLC at the time of redemption.

TIMET. See Note 3 for information on our investment in TIMET (which we have classified as available-for-sale).  The fair value is determined using Level 1 inputs as defined by ASC 820-10-35 because TIMET common stock is actively traded on the NYSE.

Other. The aggregate cost of the restricted and unrestricted debt securities and other marketable securities (which we have classified as available-for-sale) approximates their net carrying value at December 31, 2008 and 2009.  The fair value of these securities is generally determined using Level 2 inputs as defined by ASC 820-10-35 because although these securities are traded in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31. During 2008 and 2009, we purchased other marketable securities (primarily common stocks and debt securities) for an aggregate of $6.1 million and $5.4 million, respectively, and subsequently sold a portion of such securities for an aggregate of $7.9 million and $9.5 million, respectively, which generated a net securities transaction loss of $1.2 million in 2008 and a gain of $.5 million in 2009.  See Note 15.

Note 5 -                           Accounts and other receivables, net:

	December 31,
	2008	2009
	(In millions)

Accounts receivable	$194.9	$204.0
Accrued insurance recoveries – NL (see Note 15)	7.2	-
Notes receivable	4.0	3.4
Accrued interest and dividends receivable	.1	-
Allowance for doubtful accounts	(2.7)	(3.3)

Total	$203.5	$204.1

Note 6 -                           Inventories, net:

	December 31,
	2008	2009
	(In millions)

Raw materials:
Chemicals	$67.1	$56.4
Component products	7.5	4.8

Total raw materials	74.6	61.2

Work in process:
Chemicals	19.8	18.2
Component products	8.2	6.2

Total in-process products	28.0	24.4

Finished products:
Chemicals	243.8	161.8
Component products	6.9	5.3

Total finished products	250.7	167.1

Supplies (primarily chemicals)	55.2	59.3

Total	$408.5	$312.0

Note 7 -                           Other assets:

	December 31,
	2008	2009
	(In millions)

Investment in affiliates:
Ti02 manufacturing joint venture	$105.6	$98.7
Basic Management and Landwell	18.4	17.4

Total	$124.0	$116.1

Other assets:
Waste disposal site operating permits, net	$43.7	$53.5
NL note receivable	15.0	15.0
Deferred financing costs	7.1	6.0
IBNR receivables	7.5	7.5
Other	17.5	19.8

Total	$90.8	$101.8

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment and another Ti02 producer, Tioxide Americas, Inc. (”Tioxide”), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or “LPC”) that owns and operates a TiO2 plant in Louisiana.  Tioxide is a wholly-owned subsidiary of Huntsman Corporation.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC.  LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC.  Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any.  Our share of net cost is reported as cost of sales as the related Ti02 acquired from LPC is sold.  We report the distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows. We report distributions or contributions net of any contributions or distributions we made during the periods they occur.  Contributions of $4.9 million in 2007 are stated net of distributions of $8.0 million in 2007.  Our net distributions of $10.0 million in 2008 are stated net of contributions of $10.6 million in 2008.  Our net distributions of $7.7 million in 2009 are stated net of contributions of $15.0 million in 2009.

Certain selected financial information of LPC is summarized below:

	December 31,
	2008	2009
	(In millions)

Current assets	$68.9	$72.7
Property and equipment, net	181.7	166.3

Total assets	$250.6	$239.0

Liabilities, primarily current	$36.7	$38.8
Partners’ equity	213.9	200.2

Total liabilities and partners’ equity	$250.6	$239.0

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net sales:
Kronos	$124.6	$140.3	$121.2
Tioxide	125.0	140.7	121.8

Cost of sales	249.6	280.5	243.0

Net income	-	-	-

Investment in Basic Management and Landwell. We also own a 32% interest in Basic Management, Inc., which provides utility services in the industrial park where one of TIMET's plants is located, among other things.  We also have 12% interest in The Landwell Company, which is actively engaged in efforts to develop certain real estate.  Basic Management owns an additional 50% interest in Landwell.  For federal income tax purposes Landwell is treated as a partnership, and accordingly the combined results of operations of Basic Management and Landwell include a provision for income taxes on Landwell's earnings only to the extent that such earnings accrue to Basic Management.  We record our equity in earnings of Basic Management and Landwell on a one-quarter lag because their financial statements are generally not available to us on a timely basis.  Certain selected combined financial information of Basic Management and Landwell is summarized below.

	September 30,
	2008	2009
	(In millions)

Current assets	$31.3	$26.3
Property and equipment, net	10.4	8.3
Prepaid costs and other	4.8	17.1
Land and development costs	15.4	15.5
Investment in undeveloped land and water rights	50.8	32.1

Total assets	$112.7	$99.3

Current liabilities	$15.0	$5.7
Long-term debt	19.8	18.3
Deferred income taxes	6.3	5.6
Other noncurrent liabilities	1.3	3.8
Equity	70.3	65.9

Total liabilities and equity	$112.7	$99.3

	Twelve months ended September 30,
	2007	2008	2009
	(In millions)

Total revenues	$23.5	$9.0	$8.7
Income (loss) before income taxes	10.2	(4.7)	(2.8)
Net income (loss)	9.0	(3.9)	(2.5)

Other.  We have certain related party transactions with some of these affiliates, as more fully described in Note 16.

The IBNR receivables relate to certain insurance liabilities, the risk of which we have reinsured with certain third party insurance carriers.  We report the insurance liabilities related to these IBNR receivables which have been reinsured as part of noncurrent accrued insurance claims and expenses.  Certain of our insurance liabilities are classified as current liabilities and the related IBNR receivables are classified with prepaid expenses and other current assets.  See Notes 10 and 16.  NL’s $15.0 million note receivable is discussed in Note 17.

Other noncurrent assets include assets held for sale at our Component Products Segment.  These two properties (primarily land, buildings and building improvements) were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Subsequently during the second quarter, and as weak economic conditions have continued longer than expected, we concluded that it was unlikely we would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities, which prices are Level 2 inputs.  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $.7 million to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million. Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we cancan not be certain of the timing of the disposition of the assets.

Note 8 – Goodwill and other intangible assets:

Goodwill.  Changes in the carrying amount of goodwill during the past three years by operating segment are presented in the table below.

	Operating segment
	Chemicals	Component Products	Total
	(In millions)

Gross goodwill at December 31, 2006	$358.6	$26.6	$385.2
Goodwill acquired	(.1)	21.7	21.6

Balance at December 31, 2007	358.5	48.3	406.8
Goodwill impairment	-	(10.1)	(10.1)
Changes in foreign exchange rates	-	(.1)	(.1)
Goodwill acquired	.5	(.3)	.2

Balance at December 31, 2008	359.0	37.8	396.8
Changes in foreign exchange rates	-	.1	.1

Balance at December 31, 2009	$359.0	$37.9	$396.9

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments.  Substantially all of our goodwill related to our Chemicals Segment was generated from our various step acquisitions of NL and Kronos, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810 on January 1, 2009.  See Note 18.  Substantially all of the goodwill related to the Component Products Segment was generated from CompX's acquisitions of certain business units and the step acquisitions of CompX discussed in Note 3.  The Component Products Segment goodwill is assigned to the three reporting units within that operating segment: security products, furniture, and marine components.  We test for goodwill impairment at the reporting unit level.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices.  Quoted market prices are a Level 1 input as defined by ASC 820-10-35, while discounted cash flows are a Level 3 input (although this guidance was not in effect with respect to estimating the fair value of a reporting unit until January 1, 2009). If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

In accordance with the requirements of ASC Topic 350-20-35, we review goodwill for each of our four reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value.  Our 2007 and 2009 annual impairment reviews of goodwill indicated no impairments.  The only goodwill impairment we have recorded since we began testing goodwill on an annual basis is the 2008 impairment noted below.

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

During 2009 due to the continued unfavorable economic trends associated with our Furniture Components reporting unit including, among other things, sales and operating income falling materially below our projections, we re-evaluated goodwill associated with this reporting unit at each interim date including the fourth quarter of 2009.  At each interim and annual testing date we concluded that no impairments were present including the period ended December 31, 2009.  At December 31, 2009 our Furniture Components reporting unit had approximately $7.2 million of goodwill.

Other intangible assets.

	December 31,
	2008	2009
	(In millions)

Patents and other intangible assets	$2.0	$1.4

Amortization expense was $1.2 million, $.7 million and $.5 million in 2007, 2008 and 2009, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2010	$.6 million
2011	.4 million
2012	.3 million
2013	.1 million
2014	- million

Note 9 - Long-term debt:

	December 31,
	2008	2009
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0
Revolving bank credit facility	7.3	-
Contran credit facility	-	54.9
Promissory notes payable to Contran	-	30.0
Total Valhi debt	257.3	334.9

Subsidiary debt:
Kronos International:
6.5% Senior Secured Notes	560.0	574.6
European bank credit facility	42.2	13.0
CompX promissory note payable to TIMET	43.0	42.2
Kronos U.S. bank credit facility	13.7	16.7
Other	4.2	9.5

Total subsidiary debt	663.1	656.0

Total debt	920.4	990.9

Less current maturities	9.4	2.5

Total long-term debt	$911.0	$988.4

Valhi.  Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC.  The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027.  At December 31, 2009, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.  See Note 4.

At June 30, 2009, Valhi had an $85 million revolving bank credit facility that matured in October 2009.  On July 30, 2009, we and the banks agreed to terminate this facility, at which time we entered into a revolving credit facility with Contran pursuant to which we can borrow up to $70 million from Contran.  The revolving credit facility with Contran is unsecured, generally bears interest at prime plus 2.5% (5.75% at December 31, 2009) and, as amended, is due on demand but in any event no earlier than March 31, 2011.
We had $19.3 million outstanding under our revolving bank credit facility at July 30, 2009 and we borrowed an equal amount under our Contran facility to repay and terminate the bank facility.  Subsequently during the remainder of 2009, we borrowed an additional net $35.6 million under the Contran credit facility. At December 31, 2009 $15.1 million was available for borrowings under the facility.

In April 2009, one of our wholly-owned subsidiaries entered into a $10 million unsecured demand promissory note agreement with Contran.  The variable rate note bears interest at prime less 1.5% (1.75% at December 31, 2009).  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced and which, as amended, is due on demand but in any event no earlier than March 31, 2011.  The subsidiary used the proceeds from these borrowings from Contran to make loans to WCS.

Kronos and its subsidiaries. In April 2006, Kronos International, Inc. (“KII”), a wholly-owned subsidiary of Kronos issued euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013 at 99.306% of the principal amount ($498.5 million when issued).  We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of Kronos’ European assets to, another entity.  At our option, we may redeem the 6.5% Notes at redemption prices of 103.25% of the principal amount through October 2010, declining to redemption prices of 100% of the principal amount on or after October 15, 2012.  In the event of a change of control of KII, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-referenced provisions, as discussed below.  The carrying amount of the 6.5% Notes includes euro 1.7 million ($2.4 million) and euro 1.3 million ($1.9 million) of unamortized original issue discount at December 31, 2008 and 2009, respectively.

Our Chemicals Segment’s operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in May 2011.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  We may also issue up to euro 5 million of letters of credit.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  This facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of the borrowers to, another entity.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings (3.47% at December 31, 2009).  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  At December 31, 2009, we had borrowed a net euro 9 million ($13.0 million) and the equivalent of $60.5 million was available for borrowings under the facility.  The amount of such borrowing availability is based on the euro 51 million maximum borrowing availability.

Our Chemicals Segment has a $70 million U.S. revolving credit facility that matures in September 2011.  This facility is collateralized by our U.S. accounts receivable, inventories and certain fixed assets.  Borrowing is limited to the lesser of $70 million or a formula-determined amount based upon the accounts receivable and inventories that have been pledged.  Borrowings bear interest at either the prime rate (prime plus 0.25% in some cases) or rates based upon the eurodollar rate plus a range of 2.25% to 2.75%.  (3.25% at December 31, 2009).  The facility contains certain restrictive covenants which, among other things, restrict the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2009, $22.0 million was available for borrowings under the facility.

As amended in the fourth quarter of 2009, our Chemicals Segment also has a Cdn. $20 million revolving credit facility that matures in January 2012. The facility is collateralized by the accounts receivable and inventories of the borrower.  Borrowings under this facility are limited to the lesser of Cdn. $13.5 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower.  Borrowings bear interest at rates based upon either the Canadian prime rate or the U.S. prime rate.  The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.  At December 31, 2009, no amounts were outstanding and the equivalent of $8.1 million was available for borrowing under the facility.

CompX. Our Component Products Segment has a $37.5 million revolving bank credit facility that matures in January 2012.  Until the end of March 2011, any outstanding borrowings are limited to the sum of 80% of CompX’s consolidated net accounts receivable, 50% of CompX’s consolidated raw material inventory, 50% of CompX’s consolidated finished goods inventory and 100% of CompX’s consolidated unrestricted cash and cash equivalents.  Any amounts outstanding under the credit facility bear interest, at our option, at either prime rate plus a margin or at LIBOR plus a margin.  The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries.  The facility as amended, contains certain covenants and restrictions customary in lending transactions of this type, which  among other things restricts CompX’s ability to incur debt, incur liens, pay dividends or merge or consolidate with, of transfer all of substantially all assets to, another entity.  The facility also requires maintenance of specified levels of net worth (as defined in the agreement).  In the event of a change of control, as defined in the agreement, the lenders would have the right to accelerate the maturity of the facility.  One of the financial performance covenants requires earnings before interest and taxes for the trailing four quarters (not including quarters prior to 2009) to be 2.5 times cash interest expense.  As a result of CompX’s loss before interest and taxes at December 31, 2009, we could not have had any borrowings outstanding under the Credit Agreement without violating the covenant as any cash interest incurred would have exceeded our required 2.5 to 1 ratio.   At December 31, 2008 and 2009, no amounts were outstanding under the facility.  We believe we will be able to comply with the current covenant through the maturity of the facility in January 2012; however if future operating results differ materially from our predictions we may be unable to maintain compliance.

In October 2007, CompX issued a $52.6 million a promissory note to TIMET in exchange for the shares of CompX previously owned by TIMET.  See Note 3.  The promissory note bears interest at LIBOR plus 1% (1.25% at December 31, 2009) and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  CompX may make prepayments on the promissory note at any time, in any amount, without penalty, including $2.6 million paid in the fourth quarter of 2007 and $7.0 million paid during 2008.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  As a condition to the Third Amendment of CompX’s bank credit facility, in September 2009 CompX executed with TIMET, an Amended and Restated Subordinated Term Loan Promissory Note payable.  The Amendment deferred required principal and interest payments on the note until on or after January 1, 2011 and contains certain restrictions on the amount of payments that could be made after that date.

Aggregate maturities of long-term debt at December 31, 2009

Years ending December 31,	Amount
(In millions)

2010	$2.5
2011	118.0
2012	3.2
2013	576.8
2014	39.7
2015 and thereafter	250.7

Total	$990.9

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

Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2009.  We believe we will be able to comply with the new financial covenants contained in all of our credit facilities through the maturity of the respective facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 10 - Accrued liabilities:

	December 31,
	2008	2009
	(In millions)

Current:
Employee benefits	$33.6	$34.8
Accrued sales discounts and rebates	14.9	21.4
Environmental costs	11.6	11.0
Deferred income	8.4	7.5
Interest	7.9	8.0
Reserve for uncertain tax positions	.2	.1
Other	51.8	54.7

Total	$128.4	$137.5

Noncurrent:
Reserve for uncertain tax positions	$50.4	$35.2
Insurance claims and expenses	13.5	11.7
Employee benefits	9.1	9.2
Deferred income	.9	8.5
Other	4.9	4.8

Total	$78.8	$69.4

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability.  See Note 7.  Our reserve for uncertain tax positions is discussed in Note 18.

Note 11 - Employee benefit plans:

Defined contribution plans. We maintain various defined contribution pension plans for our employees worldwide.  Defined contribution plan expense approximated $3 million in each of 2007 and 2008 and $2.5 million in 2009.

Changes in accounting for defined benefit pension and postretirement benefits other than pension (“OPEB”) plans.  We recognize all changes in the funded status of these plans through comprehensive income, net of tax and noncontrolling interest.  Any future changes will be recognized either in net income; to the extent they are reflected in periodic benefit cost, or through other comprehensive income.   Prior to December 31, 2007 we used September 30th as a measurement date for certain of our pension plans. In accordance with asset and liability recognition provisions of ASC Topic 715 Compensation – Retirement Benefits, effective December 31, 2007 we transitioned all of our plans which had previously used a September 30th measurement date to a December 31st measurement date using a 15-month net periodic benefit cost.  Accordingly one-fifth of the net periodic benefit cost for the period from October 1, 2006 through December 31, 2007, net of income taxes and noncontrolling interest, has been allocated as a direct adjustment to retained earnings to reflect this change and four-fifths of the cost was allocated to expense in 2007.  In addition, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715.

Defined benefit plans. Kronos and NL sponsor various defined benefit pension plans worldwide.  Prior to December 31, 2007 Kronos and NL used a September 30th measurement date for their defined benefit pension plans, and the former business unit used a December 31st measurement date.  Effective December 31, 2007, all of our defined benefit pension plans now use a December 31st measurement date.  The benefits under our defined benefit plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

Prior to December 31, 2009, we also maintained a U.S. plan related to Medite Corporation, a former business unit of Valhi (the “Medite plan”). Effective December 31, 2009, for financial reporting purposes the assets and liabilities of the Medite plan were transferred to a defined benefit pension plan maintained by Contran and are no longer reflected in our Consolidated Financial Statements as of that date.  We transferred the assets and liabilities of the Medite plan to Contran in order to, among other things, achieve certain administrative cost savings.  At December 31, 2009, the assets of the Medite plan were $26.5 million and the projected benefit obligation of the Medite Plan was $33.1 million.  We accounted for the transfer by recording an increase in Valhi stockholders’ equity as of December 31, 2009 of $4.3 million, comprised of the net $6.6 million liability representing the funded status of the plan, less the applicable deferred income tax asset of $2.3 million.  Of such $4.3 million, $12.9 million related to an aggregate loss, net of income taxes, previously recognized in accumulated other comprehensive income (loss), and $8.6 million related to net periodic pension credit, net of income taxes, previously recognized in net income attributable to Valhi stockholders.  For comparative purposes, the assets and projected benefit obligation of the Medite plan were $23.7 million and $32.5 million at December 31, 2008, respectively.  The net periodic pension cost associated with this plan, included in our statements of operations through the year ending December 31, 2009, was a $4.2 million credit in 2007, a $3.8 million credit in 2008, and a $.7 million cost in 2009.

We expect to contribute the equivalent of $24.4 million to all of our defined benefit pension plans during 2010.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2010	$ 27.0 million
2011	27.8 million
2012	30.9 million
2013	29.5 million
2014	31.0 million
Next 5 years	151.6 million

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2008	2009
	(In millions)

Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$87.5	$87.6
Interest cost	5.2	5.2
Actuarial losses (gains)	.8	3.2
Change in foreign currency exchange rates	(.1)	.2
Transfer of Medite Pension Plan to Contran	-	(33.1)
Benefits paid	(5.8)	(5.9)

Balance at end of the year	$87.6	$57.2

Change in plan assets:
Fair value at beginning of the year	$133.2	$65.3
Actual return on plan assets	(62.2)	10.4
Employer contributions	-	.2
Change in foreign currency exchange rates	.1	-
Transfer of Medite pension plan to Contran	-	(26.5)
Benefits paid	(5.8)	(5.9)

Fair value at end of year	$65.3	$43.5

Funded status	$(22.3)	$(13.7)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.2)	$(.3)
Noncurrent	(22.1)	(13.4)

Total	(22.3)	(13.7)

Accumulated other comprehensive loss:
Actuarial losses	52.7	29.7

Total	$30.4	$16.0

Accumulated benefit obligations (“ABO”)	$87.8	$57.2

    The components of our net periodic defined benefit pension benefit cost (credit) for U.S. plans are presented in the table below.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net periodic pension benefit cost for U.S. plans:
Interest cost	$5.1	$5.2	$5.2
Expected return on plan assets	(12.7)	(13.1)	(6.3)
Amortization of unrecognized:
Net actuarial losses (gains)	(.8)	(.6)	2.2

Total	$(8.4)	$(8.5)	$1.1

Certain information concerning our U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2008	2009
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$87.8	$57.2
Accumulated benefit obligations	87.8	57.2
Fair value of plan assets	65.3	43.5

A summary of our key actuarial assumptions used to determine U.S. benefit obligations asset as of December 31, 2008 and 2009 was:

	December 31,
Rate	2008	2009

Discount rate	6.1%	5.7%
Increase in future compensation levels	-	-

A summary of our key actuarial assumptions used to determine U.S. net periodic benefit cost for 2007, 2008 and 2009 are as follows:

	Years ended December 31,
Rate	2007	2008	2009

Discount rate	5.8%	6.2%	6.1%
Increase in future compensation levels	-	-	-
Long-term return on plan assets	10.0%	10.0%	10.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our foreign defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2008	2009
	(In millions)

Change in PBO:
Balance at beginning of the year	$450.6	$382.3
Service cost	9.6	8.6
Interest cost	18.5	22.5
Participants’ contributions	1.9	1.6
Actuarial gains	(23.4)	13.2
Change in foreign currency exchange rates	(49.8)	28.1
Benefits paid	(25.1)	(24.0)

Balance at end of the year	$382.3	$432.3

Change in plan assets:
Fair value at beginning of the year	$312.2	$258.2
Actual return on plan assets	(13.4)	32.4
Employer contributions	21.2	23.4
Participants’ contributions	1.9	1.6
Change in foreign currency exchange rates	(38.6)	22.4
Benefits paid	(25.1)	(24.0)

Fair value at end of year	$258.2	$314.0

Funded status	$(124.1)	$(118.3)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$-	$.3
Accrued pension costs:
Current	(.1)	(1.5)
Noncurrent	(124.0)	(117.1)

Total	(124.1)	(118.3)

Accumulated other comprehensive loss:
Actuarial losses	123.3	115.4
Prior service cost	5.6	4.8
Net transition obligations	3.2	2.7

Total	132.1	122.9

Total	$8.0	$4.6

ABO	$349.8	$455.5

The components of our net periodic defined benefit pension cost for foreign plans are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million pension adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains. The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial gains and losses for 2008 and 2009 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008 and 2009, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net periodic pension cost for foreign plans:
Service cost	$7.9	$9.6	$8.6
Interest cost	21.7	18.5	22.5
Expected return on plan assets	(15.8)	(18.6)	(15.7)
Amortization of unrecognized:
Prior service cost	.7	.9	.8
Net transition obligations	.5	.5	.5
Net actuarial losses (gains)	9.0	(.5)	5.9

Total	$24.0	$10.4	$22.6

Certain information concerning our foreign defined benefit pension plans is presented in the table below.

	December 31,
	2008	2009
	(In millions)

Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$332.2	$374.3
Accumulated benefit obligations	309.2	349.1
Fair value of plan assets	213.9	257.3

A summary of our key actuarial assumptions used to determine foreign benefit obligations asset as of December 31, 2008 and 2009 was:

	December 31,
Rate	2008	2009

Discount rate	5.9%	5.5%
Increase in future compensation levels	3.2%	3.0%

A summary of our key actuarial assumptions used to determine foreign net periodic benefit cost for 2007, 2008 and 2009 are as follows:

	Years ended December 31,
Rate	2007	2008	2009

Discount rate	4.7%	5.5%	5.9%
Increase in future compensation levels	3.0%	3.0%	3.2%
Long-term return on plan assets	5.9%	6.0%	5.9%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for unrecognized actuarial losses, prior service cost and net transition obligations at December 31, 2008 and 2009 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2008 and 2009.  We expect approximately $7.3 million, $.9 million and $.5 million of the unrecognized actuarial losses, prior service cost and net transition obligations, respectively, will be recognized as components of our periodic defined benefit pension cost in 2010.  The table below details the changes in other comprehensive income (loss) during 2007, 2008 and 2009.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$69.6	$(81.6)	$3.0
Amortization of unrecognized:
Prior service cost	.7	.9	.8
Net transition obligations	.5	.5	.5
Net actuarial losses (gains)	8.2	(1.1)	8.1
Plan amendment	(4.4)	-	-
Change in measurement date:
Prior service cost	.2	-	-
Transition obligations	.1	-	-
Actuarial losses	2.5	-	-

Total	$77.4	$(81.3)	$12.4

As noted above, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715. The transition provisions of this Topic required us to provide these expanded disclosures on a prospective basis for the December 31, 2009 plan assets only.

 At December 31, 2008 and 2009, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.  During the history of the CMRT from its inception in 1988 through December 31, 2009, the average annual rate of return of the CMRT (excluding the CMRT’s investment in TIMET and Valhi common stock) has been 11%. For the years ended December 31, 2007, 2008 and 2009, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT's managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.  The CMRT holds TIMET and Valhi common stock in its investment portfolio; however through December 31, 2009 both Kronos and NL invest in a portion of the CMRT which does not include the TIMET and Valhi holdings.

 At December 31, 2009, the portion of the CMRT in which NL’s and Kronos’ U.S. plans are invested is represented by investments which are valued using Level 1, Level 2 and Level 3 inputs, as defined by ASC 820-10-35, with approximately 75% valued using Level 1 inputs, 4% using Level 2 inputs and 21% using Level 3 inputs.  The CMRT is not traded on any market.  The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) approximately 79% of the assets of the CMRT are valued using either Level 1 or Level 2 inputs, as noted above, which have observable inputs.  The total fair value of all of the CMRT assets (excluding the CMRT’s investment in TIMET common stock), including funds of Contran and its other affiliates that also invest in the CMRT, was $399 million and $407 million at December 31, 2008 and 2009, respectively. At December 31, 2009 approximately 50% of the CMRT assets were invested in domestic equity securities with the majority of these being publically traded securities; approximately 7% were invested in publically traded international equity securities; approximately 30% were invested in publically traded fixed income securities; approximately 11% were invested in various privately managed limited partnerships and the remainder was invested in real estate and cash and cash equivalents.

At December 31, 2009, subtrusts of the CMRT held 9% of TIMET’s outstanding common stock and .1% of our outstanding common stock.  These shares are not reflected in our Consolidated Financial Statements because we do not consolidate the CMRT.

At December 31, 2008 and 2009, plan assets attributable to our Chemicals Segment’s foreign plans related primarily to Germany, Canada and Norway.  In determining the expected long-term rate of return on plan asset assumptions for our foreign plans, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for the asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  The assumed asset mixes are summarized below:
•
Germany - the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  As more fully described in Note 17, we lease the land under our principal German Chemicals Segment facility pursuant to a lease with Bayer AG, and Bayer provides some raw materials and other services to us.  In this regard, our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer in which several pension plans, including our German pension plan and Bayer’s pension plans, have invested.  These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund.  We determine the fair value of the Bayer plan assets based on periodic reports we receive from the manager’s of the Bayer plan on the fair value of the plan assets, which are subject to audit by the German pension regulator.

•
Canada - we currently have a plan asset target allocation of 55% to equity securities and 45% to fixed income securities.  We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.  The Canadian assets are Level 1 input because they are traded in active markets.

•
Norway - we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities and the remainder to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0% and 4.0%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however a portion of our Norwegian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

•
Other – we have plan assets in Belgium and the United Kingdom.  The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.  The U.K. plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

Our December 31, 2008 pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2008
	CMRT	Germany	Canada	Norway

Equity securities and limited Partnerships	68%	24%	53%	14%
Fixed income securities	29	52	39	83
Real estate	2	12	-	-
Cash, cash equivalents and other	1	12	8	3

Total	100%	100%	100%	100%

The composition of our December 31, 2009 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Germany	$172.3	$-	$-	$172.3
Canada:
Local currency equities	16.6	16.6	-	-
Foreign equities	24.3	24.3	-	-
Local currency fixed income	26.2	26.2	-	-
Foreign currency fixed income	.2	.2	-	-
Cash and other	1.6	1.6	-	-
Norway:
Local currency equities	3.6	3.6	-	-
Foreign equities	6.4	6.4	-	-
Local currency fixed income	31.9	7.7	-	24.2
Foreign fixed income	4.4	1.3	-	3.1
Cash and other	10.4	9.7	-	.7
U.S. – CMRT	43.5	-	43.5	-
Other	16.0	9.2	-	6.8

Total	$357.4	$106.8	$43.5	$207.1

A rollforward of the change in fair value of Level 3 assets follows:

Amount
(In millions)

Level 3 fair value at December 31, 2008 :	$178.9
Gain on assets held at December 31, 2009	19.8
Loss on assets sold during the year	(1.4)
Assets purchased	20.2
Assets sold	(19.0)
Currency	8.6

Level 3 fair value at December 31, 2009	$207.1

Postretirement benefits other than pensions (OPEB). NL, Kronos and Tremont provide certain health care and life insurance benefits for their eligible retired employees.  These benefits and obligations are substantially within the U.S.  Kronos, NL and Tremont each use a December 31st measurement date for their OPEB plans.  We have no OPEB plan assets, rather, we fund benefit payments as they are paid.  At December 31, 2009, we expect to contribute the equivalent of approximately $2.5 million to all of our OPEB plans during 2010.  Benefit payments to OPEB plan participants are expected to be the equivalent of:

2010	$ 2.5 million
2011	2.4 million
2012	2.3 million
2013	2.2 million
2014	2.0 million
Next 5 years	8.9 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2008	2009
	(In millions)

Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$37.1	$32.5
Service cost	.3	.2
Interest cost	2.1	1.8
Actuarial gains	(2.6)	(.3)
Plan amendment	-	(4.8)
Change in foreign currency exchange rates	(1.7)	1.2
Benefits paid from employer contributions	(2.7)	(2.6)

Balance at end of the year	$32.5	$28.0

Fair value of plan assets	$-	$-

Funded status	$(32.5)	$(28.0)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(3.2)	$(2.5)
Noncurrent	(29.3)	(25.5)

Total	(32.5)	(28.0)

Accumulated other comprehensive income (loss):
Net actuarial losses (gains)	(1.4)	.2
Prior service cost (credit)	.8	(5.8)

Total	(.6)	(5.6)

Total	$(33.1)	$(33.6)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2008 and 2009 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  These amounts, net of deferred income taxes and noncontrolling interest, are now recognized in our accumulated other comprehensive income (loss) at December 31, 2008 and 2009.  We expect to recognize approximately $.3 million of the unrecognized actuarial losses and $.2 million of prior service credit as components of our periodic OPEB cost in 2010.  The table below details the changes in other comprehensive income during 2007, 2008 and 2009.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss arising during the year	$.8	$2.4	$.4
Plan amendments	.5	-	4.8
Amortization of unrecognized:
Prior service cost	(.3)	(.4)	(.4)
Net actuarial losses	.2	.2	.3

Total	$1.2	$2.2	$5.1

    The components of our periodic OPEB cost are presented in the table below.  The amounts shown below for the amortization of unrecognized actuarial gains/losses and prior service credit, net of deferred income taxes and noncontrolling interest,   were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008 and 2009.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net periodic OPEB cost (credit):
Service cost	$.3	$.3	$.2
Interest cost	2.2	2.1	1.8
Amortization of unrecognized:
Prior service credit	(.3)	(.4)	(.4)
Actuarial losses	.2	.2	.3

Total	$2.4	$2.2	$1.9

A summary of our key actuarial assumptions used to determine the net benefit obligations as of December 31, 2008 and 2009 follows:

	December 31,
	2008	2009

Healthcare inflation:
Initial rate	5.5% - 8.0%	7.5% - 8.5%
Ultimate rate	5.5%	4.5% - 5.5%
Year of ultimate rate achievement	2015	2017
Discount rate	5.9%	5.4%

    Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Effect on net OPEB cost during 2009	$.2	$(.2)
Effect at December 31, 2009 on postretirement obligations	3.1	(2.6)

The weighted average discount rate used in determining the net periodic OPEB cost for 2009 was 5.9% (the rate was 6.0% in 2008 and 5.8% in 2007).  The weighted average rate was determined using the projected benefit obligations as of the beginning of each year.

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

Note 12 - Income taxes:

	Years ended December 31,
	2007	2008	2009
	(In millions)

Pre-tax income (loss):
United States	$3.0	$8.8	$(9.9)
Non-U.S. subsidiaries	51.0	12.8	(79.0)

Total	$54.0	$21.6	$(88.9)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$18.9	$7.5	$(31.1)
Non-U.S. tax rates	.1	(.6)	1.5
Incremental U.S. tax and rate differences on equity in earnings	(14.1)	4.3	(10.0)
German tax attribute adjustments	8.7	(7.2)	.2
U.S. state income taxes, net	1.5	2.0	(.2)
Change in reserve for uncertain tax positions, net	(3.8)	5.6	(14.0)
Change in valuation allowance	-	-	1.4
No income tax benefit on goodwill impairment	-	3.5 (2)	-
Nondeductible expenses	3.6	2.6	2.6
German tax rate change	87.4	-	-
Nontaxable income	(.6)	(1.0)	(.9)
Other, net	1.5	-	(.3)

Provision for income taxes (benefit)	$103.2	$16.7	$(50.8)

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$(1.9)	$12.8	$(14.4)
Non-U.S.	14.4	11.3	1.8

Total	12.5	24.1	(12.6)
Deferred income taxes (benefit):
U.S. federal and state	(11.3)	4.3	(7.4)
Non-U.S.	102.0	(11.7)	(30.8)
Total	90.7	(7.4)	(38.2)

Provision for income taxes (benefit)	$103.2	$16.7	$(50.8)

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$103.2	$16.7	$(50.8)
Dividend of TIMET common stock	668.3 (1)	-	-
Other comprehensive income:
Marketable securities	11.3	(15.6)	3.9
Currency translation	8.7	(10.0)	5.6
Pension plans	38.5	(32.7)	5.8
OPEB plans	.5	.9	1.5
Other	(.6)	-	-
Adoption of asset and liability provisions of ASC Topic 715	(1.4)	-	-

Total	$828.5	$(40.7)	$(34.0)

(1)	Represents the current income taxes generated at the Valhi level and the associated utilization of NOL and AMT carryforwards resulting from the TIMET special dividend. See Note 3.
(2)
The goodwill impairment of $10.1 million recorded in 2008 (see Note 8) is nondeductible goodwill for income tax purposes.  Accordingly, there is no income tax benefit associated with the goodwill impairment for financial reporting purposes.

The components of the net deferred tax liability at December 31, 2008 and 2009 are summarized below.

	December 31,
	2008		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$1.8	$(4.6)	$3.1	$(4.3)
Marketable securities	19.9	(113.5)	15.6	(120.7)
Property and equipment	.4	(78.4)	-	(86.7)
Accrued OPEB costs	10.9	-	9.0	-
Accrued pension costs	14.0	-	8.0	-
Accrued environmental liabilities and other deductible differences	50.9	-	50.6	-
Other taxable differences	-	(28.1)	-	(30.1)
Investments in subsidiaries and affiliates	-	(216.7)	-	(213.7)
Tax loss and tax credit carryforwards	171.8	-	203.2	-
Valuation allowance	(1.2)	-	(2.0)	-
Adjusted gross deferred tax assets (liabilities)	268.5	(441.3)	287.5	(455.5)
Netting of items by tax jurisdiction	(90.0)	90.0	(90.1)	90.1
	178.5	(351.3)	197.4	(365.4)
Less net current deferred tax asset (liability)	12.1	(4.7)	11.9	(4.7)

Net noncurrent deferred tax asset (liability)	$166.4	$(346.6)	$185.5	$(360.7)

In March 2010, our Chemicals Segment received a revised notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004.  We object to the proposed assessment and we intend to formally respond to the Canadian tax authorities during the second quarter of 2010.  If the full amount of these proposed adjustments were ultimately assessed against Kronos, the net impact to our Consolidated Financial Statements would be approximately $3.7 million.  Because of the inherent uncertainties involved in the settlement of the potential exposure, if any, the final outcome is also uncertain.  We believe we have provided adequate reserves.

Our provision for income taxes in 2009 includes  a noncash income tax benefit of $14.0 million due to a net decrease in our reserves for uncertain tax positions.  The benefit includes $4.7 million related to a net decrease in our reserve for uncertain tax positions, primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

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

At December 31, 2009, Kronos had the equivalent of $941 million and $288 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively.  At December 31, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

As a result of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, we expect to report a non-cash income tax benefit of approximately $24.4 million, net of noncontrolling interest, in the first quarter of 2010.

F-66

Note 13 - Noncontrolling interest in subsidiaries:

	December 31,
	2008	2009
	(In millions)

Noncontrolling interest in net assets:
NL Industries	$45.8	$43.6
Kronos Worldwide	15.6	15.0
CompX International	11.9	11.1
Total	$73.3	$69.7

	Years ended December 31,
	2007	2008	2009
	(In millions)

Noncontrolling interest in net income (loss) of subsidiaries:
NL Industries	$(2.8)	$5.6	$(1.9)
Kronos Worldwide	(3.3)	.4	(1.7)
CompX International	2.6	(.3)	(.3)

Total	$(3.5)	$5.7	$(3.9)

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

Year ended December 31, 2009
(In millions)

Net loss attributable to Valhi stockholders	$(34.2)

Transfers (to) from noncontrolling interest:
Increase in additional paid-in capital for purchase of 14,000 shares of Kronos common stock	.2
Issuance of subsidiary stock	.1

Net transfers (to) from noncontrolling interest	.3

Net loss attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$(33.9)

Note 14 – Valhi stockholder’s equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In millions)

Balance at December 31, 2006	118.9	(4.0)	114.9

Issued	.1	-	.1
Acquired	-	(.6)	(.6)
Retired	(.6)	.6	-

Balance at December 31, 2007	118.4	(4.0)	114.4

Acquired during 2008	-	(.1)	(.1)

Balance at December 31, 2008 and 2009	118.4	(4.1)	114.3

The shares of Valhi common stock issued during the past three years consist of employee stock options exercises and stock awards issued annually to members of our board of directors.

Valhi share repurchases and cancellations.  Prior to 2007, our board of directors authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries.  We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to completion.  We will use cash on hand to acquire the shares.  Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  During 2007 we purchased approximately .6 million shares of our common stock pursuant to this repurchase program in market or other transactions for an aggregate of $11.1 million.

During 2007, we cancelled .6 million of our treasury shares and allocated their cost to common stock at par value, additional paid-in capital and retained earnings. These cancellations had no impact on our net shares outstanding for financial reporting purposes.

Treasury stock.  The treasury stock we reported for financial reporting purposes at December 31, 2007, 2008 and 2009 represents our proportional interest in the shares of our common stock held by NL.  NL held 4.7 million Valhi shares at December 31, 2007 and 4.8 million shares at December 31, 2008 and 2009.  NL purchased approximately 79,000 shares of our common stock in open market transactions during the fourth quarter of 2008 for an aggregate purchase price of $1.1 million and 2,800 shares for an aggregate purchase price of less than $.1 million in the first quarter of 2009.  Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes.  As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Preferred stock. As discussed in Note 3, in 2007 we incurred a tax obligation to Contran upon payment of the special dividend in the amount of $667.7 million.  In order to discharge $667.3 million of this tax obligation, in March 2007 we issued to Contran 5,000 shares of a new issue of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million.  The 5,000 preferred shares we issued to Contran represents all of the shares of Series A Preferred Stock we are authorized to issue.  The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder).  A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock.  Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock.  We recorded the shares of Series A Preferred Stock issued to Contran at $667.3 million, representing the amount of the discharged tax obligation. We did not declare any dividends on the Series A Preferred Stock through December 31, 2009.

Valhi stock options and restricted stock.  We have an incentive stock option plan that provides for the discretionary grant of, among other things since its five year extension, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights.  We may issue up to 5 million shares of our common stock pursuant to this plan.  We grant options at the fair market value on the date of grant.  The options generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant.  If we grant restricted stock, it is generally forfeitable unless certain periods of employment are completed. Our outstanding options at December 31, 2009 represent less than 1% of our outstanding shares and expired in February 2010, with a weighted-average remaining term of .1 years.  At December 31, 2009, approximately 105,000 options remained outstanding exercisable at $11.00 per share.  At December 31, 2009, these options have an aggregate amount payable upon exercise of $1.2 million and an aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) of $.3 million.  At December 31, 2009, 4.5 million shares were available for grant under the plan.  The intrinsic value of Valhi options exercised at the various dates of exercise aggregated approximately $1.6 million in 2007 and the related income tax benefit from such exercises was approximately $.6 million in 2007.  Option exercises in 2008 and 2009 were not material.

Stock option plans of subsidiaries. NL and CompX maintain plans which provide for the grant of options to purchase their common stocks.  Provisions of these plans vary by company.  Outstanding options to purchase common stock of NL and CompX at December 31, 2009 are summarized below.  There are no outstanding options to purchase Kronos common stock at December 31, 2009.

	Shares	Exercise price per share	Amount payable upon exercise
	(In thousands)		(In millions)

NL Industries	81	$5.63 - $11.49	$.8
CompX	81	12.15 - 19.25	1.4

Earnings per share.  Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options as well as the dilutive effect, if any, of diluted earnings per share reported by Kronos, NL or CompX. The dilutive effect of dilutive earnings per share for Kronos, NL and CompX in 2007, 2008 and 2009 was not significant. Stock option conversion excludes anti-dilutive shares of 267,000 during 2007 and 295,000 during 2008.  The dilutive impact of stock options outstanding was 3,333 shares during 2009.

Accumulated other comprehensive income.  Accumulated other comprehensive income attributable to Valhi stockholders comprises changes in equity for each of the following:

	Years ended December 31,
	2007	2008	2009
	(In millions)

Accumulated other comprehensive income (net of tax):
Marketable securities:
Balance at beginning of year	$6.2	$27.1	$4.3
Other comprehensive income (loss)	23.3	(22.8)	4.7
TIMET distribution	(2.4)	-	-
Balance at end of year	$27.1	$4.3	$9.0

Currency translation:
Balance at beginning of year	$39.1	$64.5	$30.9
Other comprehensive income (loss)	29.4	(33.6)	19.4
TIMET distribution	(4.0)	-	-
Balance at end of year	$64.5	$30.9	$50.3

Defined benefit pension plans:
Balance at beginning of year	$(85.0)	$(38.8)	$(86.1)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	4.1	.1	4.9
Net actuarial gain (loss) arising during Year	28.0	(47.4)	2.2
Adoption of asset and liability provisions of ASC Topic 715	1.2	-	-
TIMET distribution	12.9	-	-
Transfer of Medite pension plan	-	-	12.9
Balance at end of year	$(38.8)	$(86.1)	$(66.1)

OPEB plans:
Balance at beginning of year	$(3.4)	$(1.3)	$(.1)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic OPEB cost	-	(.1)	-
Net actuarial gain arising during year	.6	1.3	.6
Plan amendment	-	-	3.1
TIMET distribution	1.5	-	-
Balance at end of year	$(1.3)	$(.1)	$3.6

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(43.1)	$51.5	$(51.0)
Other comprehensive income (loss)	85.4	(102.5)	34.9
Adoption of asset and liability provisions of ASC Topic 715	1.2	-	-
TIMET distribution	8.0	-	-
Transfer of Medite pension plan	-	-	12.9
Balance at end of year	$51.5	$(51.0)	$(3.2)

Note 15 -                           Other income, net:

	Years ended December 31,
	2007	2008	2009
	(In millions)

Securities earnings:
Dividends and interest	$30.9	$31.9	$26.3
Securities transactions, net	(.1)	(1.2)	.5

Total	30.8	30.7	26.8

Insurance recoveries	6.1	9.6	4.6
Currency transactions, net	(.8)	1.3	9.7
Disposal of property and equipment, net	(1.3)	(1.0)	(1.2)
Litigation settlement gains	-	47.9	23.1
Gain on sale of business	-	-	6.3
Other, net	7.5	5.2	1.5

Total	$42.3	$93.7	$70.8

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $25.4 million in each of 2007, 2008 and 2009.

Insurance recoveries in 2007, 2008 and 2009 relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.  See Note 17.

In 2005, certain real property NL owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing.  At the initial October 2008 closing, NL received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a promissory note in the amount of $15.0 million, in exchange for the release of its equitable lien on a portion of the property.  In April 2009, the second closing was completed, pursuant to which NL received an aggregate of $11.8 million in cash.  The agreement calls for one final closing that is scheduled to occur in October 2010 and that is subject to, among other things, our receipt of an additional payment.

For financial reporting purposes, we have accounted for the aggregate consideration received in the 2008 and 2009 closings of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a $47.9 million pre-tax gain in the fourth quarter of 2008 and a pre-tax gain in the second quarter of 2009 of approximately $11.1 million.  Similarly, the cash consideration NL received at the closings is reflected as an investing activity in our Consolidated Statement of Cash Flows.  Our carrying value of the remaining portion of this property, attributable to the portion of the property from which our equitable lien would be released in the third closing, was approximately $.7 million at December 31, 2009.

The $15.0 million promissory note NL received bears interest at LIBOR plus 2.75%, with interest payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by certain real estate developer’s ground lease on the property, and all improvements to the property performed by the developer.  Both the promissory note and NL’s lien on the property are subordinated to certain senior indebtedness of the developer. In the event that the developer has not repaid the promissory note at its stated maturity, NL has the right to demand repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, and such right is not subordinated to the developer’s senior indebtedness.  The proceeds from collecting the principal on the $15.0 million promissory note will be reflected, as an investing activity in our Consolidated Statement of Cash Flows when collected.

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

In June and September 2007, the arbitration panel chosen by the parties to address the issues in the Houston litigation discussed above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton and DII are obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site and other sites arising out of NL’s former petroleum services business, and ordered Halliburton to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the Magcobar site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007, Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton and DII filed a motion to vacate such decisions.  A confirmation hearing was held in November 2007, and in March 2008 the court upheld and confirmed the arbitration panel’s decisions.  In April 2008, Halliburton and DII filed a notice of their appeal of the court’s opinion confirming the arbitration awards to the United States Court of Appeals for the Fifth Circuit.  In July 2008, the trial court issued a final judgment pursuant to its March 2008 confirmation, and required that Halliburton and DII post a supersedeas bond in the amount of $14.3 million during the period of the appeal in order to stay enforcement of the monetary award in the judgment.  The nonmonetary portion of the judgment was not stayed.  Also in July 2008, Halliburton and DII filed a motion with the trial court for a new trial or to alter or amend its judgment, and the court subsequently denied such motion.  Halliburton and DII filed a Motion for Relief from the Court’s Confirmation Order and Partial Final Judgment pursuant to Fed.R.Civ.P.60(b) claiming that essential documents had been wrongfully withheld from the arbitration panel.  Subsequently the Court of Appeals for the Fifth Circuit affirmed the lower court ruling and remanded the Rule 60(b) motion back to the trial court.  In February 2009, the court held a hearing on the motion.  In January 2009, Tremont received payment from Halliburton of $11.8 million as partial payment of the monetary judgment against it, and in March 2009 the lower court denied Halliburton’s Rule 60(b) motion.  Accordingly, in the first quarter of 2009 we recognized a litigation settlement gain of $12.0 million, consisting of the $11.8 million received in January 2009 as well as an additional $.2 million in additional legal costs incurred for which Halliburton subsequently reimbursed us.

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

Note 16 - Related party transactions:

We may be deemed to be controlled by Mr. Harold C. Simmons.  See Note 1.  We and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units.  These transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling equity interest in another related party.  We periodically consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible we might be a party to one or more such transactions in the future.

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

On July 30, 2009, we and the banks agreed to terminate the Valhi bank credit facility, at which time we entered into a revolving credit facility with Contran pursuant to which we can borrow up to $70 million from Contran.  The revolving credit facility with Contran is unsecured, generally bears interest at prime plus 2.5% and, as amended, is due on demand but in any event no earlier than March 31, 2011.   Interest expense related to the Contran revolving credit facility was $.4 million in 2009.  See Note 9.

In April 2009, one of our wholly-owned subsidiaries entered into a $10 million unsecured demand promissory note with Contran.  The variable rate note bears interest at prime less 1.5%.  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced and which, as amended, is due on demand but in any event no earlier than March 31, 2011.  Interest expense related to the Contran promissory notes was $.3 million in 2009.  See Note 9.

In October 2007, the independent members of CompX’s board of directors authorized the repurchase or cancellation of a net 2.7 million shares of its Class A common stock held by TFMC, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group.  CompX purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which it paid in the form of a promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase was approved.  Interest expense related to CompX’s note payable to TIMET was $.6 million, $2.2 million and $.8 million in 2007, 2008 and 2009, respectively.  See Notes 3 and 9.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.    The net ISA fees charged to us by Contran and approved by the independent members of the applicable board of directors aggregated $23.4 million in 2007, $22.5 million in 2008 and $23.7 million in 2009.  The 2007 amount includes only three months of ISA fees paid by TIMET because we disposed of substantially all of our TIMET shares at the end of the first quarter of 2007 (see Note 3). The 2008 and 2009 amounts do not include any ISA fees paid by TIMET.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are our subsidiaries.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker to us. Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2010.

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

Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada.  The other owners of BMI are generally the other manufacturers located within the complex.  BMI provides power transmission and sewer services on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party.  Amounts paid by TIMET to BMI for these utility services were $2.2 million in 2007, $2.3 million in 2008 and $2.2 million in 2009.  TIMET also paid BMI an electrical facilities upgrade fee of $.8 million in each of 2007, 2008 and 2009.  This $.8 million annual fee is scheduled to terminate after January 2010.

COAM Company is a partnership which has a sponsored research agreement with the University of Texas Southwestern Medical Center at Dallas to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement").  At December 31, 2009, we are a partner of COAM along with Contran and another Contran subsidiary.  Mr. Harold C. Simmons is the manager of COAM.  The Cancer Research Agreement, as amended, provides for funds of up to $34 million through 2015.  Funding requirements pursuant to the Cancer Research Agreement is without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions.  Capital contributions are expensed as paid.  We have not made contributions to COAM during the past three years, and we do not expect we will make any capital contributions to COAM in 2010.

Prior to January 2009, we provided certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others.  We also granted to The Amalgamated Sugar Company LLC a non-exclusive, royalty-free perpetual license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for payment of certain royalties to The Amalgamated Sugar Company LLC from future sales or licenses of the subsidiary’s technology to third parties.  Research and development services charged to The Amalgamated Sugar Company LLC and included in other income was $1.1 million in 2007 and $1.2 million in 2008.  No amounts were recognized in 2009.  The Amalgamated Sugar Company LLC provides certain administrative services to us, and the cost of such services (based upon estimates of the time devoted by employees of the LLC to our affairs, and the compensation of such persons) is considered in the agreed-upon research and development services fee paid by the LLC to us and is not separately quantified.  In January 2009, we sold our research, laboratory and quality control business to the LLC, see Note 15.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2008	2009
	(In millions)

Current receivables from affiliates:
Contran – income taxes, net	$-	$16.2
Other	.1	-

Total	$.1	$16.2

Current payables to affiliates:
Louisiana Pigment Company, L.P.	$14.3	$12.0
Contran:
Income taxes, net	1.3	-
Trade items	9.7	14.1
TIMET	.5	-

Total	$25.8	$26.1

Noncurrent payables to affiliates - TIMET	$-	$.3

Notes payable to affiliates(1):
Valhi Contran credit facility	$-	$54.9
Valhi Contran promissory notes	-	30.0
CompX TIMET note payable	43.0	42.2

Total	$43.0	$127.1
(1)           Included in long-term debt.

Payables to Louisiana Pigment Company are generally for the purchase of TiO2, see Note 7.  Substantially all of the Contran trade payables relates to the ISA fees charged to WCS by Contran, which ISA fees WCS has not paid the ISA fee to Contran since 2001.  See Notes 3 and 9 for more information on the CompX note payable to TIMET and Note 9 for more information on the Valhi credit facility with Contran and the promissory notes payable to Contran.

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past disposal practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated.  In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including the:

•	complexity and differing interpretations of governmental regulations;
•	number of PRPs and their ability or willingness to fund such allocation of costs;
•	financial capabilities of the PRPs and the allocation of costs among them;
•	solvency of other PRPs;
•	multiplicity of possible solutions;
•	number of years of investigatory, remedial and monitoring activity required; and
•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2009, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the past three years are presented in the table below.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Balance at the beginning of the year	$59.7	$55.7	$52.9
Additions charged to expense, net	4.4	6.5	5.4
Payments, net	(8.4)	(9.3)	(9.5)
Changes in currency exchange rates	-	-	.1

Balance at the end of the year	$55.7	$52.9	$48.9

Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$15.4	$11.6	$11.0
Noncurrent liabilities	40.3	41.3	37.9

Total	$55.7	$52.9	$48.9

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At December 31, 2009, we accrued approximately $46 million, related to approximately 50 sites, for those environmental matters related to NL which we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $81 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2009, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

Other -  We have also accrued approximately $3.0 million at December 31, 2009 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

We recognize insurance recoveries in income only when receipt of the recovery is probable and the amount is determinable.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of future our lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.

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

In December 2008, NL reached partial settlements with the plaintiffs in the two cases discussed above, pursuant to which the two former insurance carriers agreed to pay us an aggregate of approximately $7.2 million in settlement of certain counter-claims related to past lead pigment and asbestos defense costs.  We received these funds from the carriers in January 2009.  In connection with these partial settlements, we agreed to dismiss the case captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (District Court for Dallas County, Texas, Case No. 05-11347), and in January 2009 we filed a notice of non-suit without prejudice in that matter.  The remaining claims in New York state cases are proceeding in the trial court.

Other litigation

NL - In June 2005, NL received notices from the three minority shareholders of NL Environmental Management Services, Inc., a subsidiary of NL, (“EMS”) indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, NL made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, NL set aside funds as payment for the shares of EMS, but as of September 30, 2009 the former minority shareholders had not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of December 31, 2009 and remains recognized as a current liability in our Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The defendants are NL, Contran and certain of our, NL and EMS’s current or former officers or directors.  The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants committed breach of fiduciary duty, civil conspiracy, and breach of contract.  NL and EMS filed counterclaims against the former minority shareholders relating to the formation and management of EMS.  The case was tried in July 2009, and the jury returned a verdict in favor of the plaintiffs.  The jury awarded $28.2 million in breach of contract damages and $33.7 million in breach of fiduciary duty damages.  In addition, the jury awarded an aggregate of $145 million in punitive damages associated with the finding of breach of fiduciary duty.  The plaintiffs will be required to elect breach of contract or breach of fiduciary duty damages, and the punitive damages would be awarded only if the fiduciary duty claim and the punitive damage award are upheld on appeal.  Following the jury verdict, NL filed a motion to disregard the jury’s findings and for judgment notwithstanding the verdict.  In October 2009, the judge denied these motions and entered a final judgment.  In November 2009, we filed a motion for new trial and, alternatively, for reduction of the damages awarded against us.  In December 2009, the punitive damages were reduced from $145 million to $67.4 million.  In January 2010, we filed a notice of appeal with the Texas State Court of Appeals (5th District).   We do not believe that the facts and evidence support the judgment and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  Moreover, we believe that the plaintiffs’ claims are required to be resolved by independent third-parties pursuant to the applicable governing documents, whose findings would be binding on all parties.  We intend to continue to vigorously defend the matter.  We expect that the judgment will be set aside.  At December 31, 2009, we believe that we have adequately accrued for the amount we will ultimately be required to pay to the former minority shareholders in this matter, and our accrual in this regard is included in other current accrued liabilities.  The portion of our consolidated other current accrued liabilities recognized by NL for this matter is approximately $11.6 million at December 31, 2009.  Such amount could be increased or decreased as further information becomes available or circumstances change.

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

CompX – Humanscale Litigation, International Trade Commission.  On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 (“’097 Patent”) held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a hearing set for December 12, 2009 and a target date of June 2010 for its findings.  The hearing was completed on December 4, 2009.  On February 23, 2010, the administrative law judge overseeing the investigation issued his opinion, finding that a significant independent claim within the ‘097 Patent was determined to be “obvious” under 35 U.S.C. Section 102, which generally results in the lack of enforceability of such a claim against infringement.  The Judge further found that 38 of the 40 keyboard support products in question that we import into the United States from CompX’s Canadian subsidiary did not infringe on the ‘097 Patent. Sales of the remaining two products found to be infringing are not significant. We deny any infringement alleged in the investigation and plans to defend ourselves with respect to any claims of infringement by Humanscale through the Presidential review process of the ruling, which is expected to conclude in August 2010.

Humanscale Litigation, U.S. District Court.  On February 13, 2009, a Complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  We answered the allegations of infringement of Humanscale’s ‘097 Patent set forth in the complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaimed patent infringement claims against Humanscale for infringement of our keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay our counterclaims was denied.   A jury trial was completed on February 25, 2010 relating to our counter claims with the jury finding that Humanscale infringed on CompX’s patents and awarded damages to CompX in excess of $19 million for past royalties.  The verdict is subject to appeal.  Due to the uncertain nature of the on-going legal proceedings we have not accrued a receivable for the amount of the award.

Kronos - In March 2010, Kronos was served with two complaints:  Haley Paint v. E.I. Dupont de Nemours and Company, et al. (United States District Court, Northern Division of Maryland, Case No. 1:10-cv-00318-RDB) and Issac Industries, Inc. v. E.I. Dupont de Nemours and Company, et al. (United States District Court, Northern Division of Maryland, Case No. 1:10-cv-00323-RDB).  Defendants in both cases include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  In each case, the nominal plaintiff seeks to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002.  The complaints allege that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  We intend to deny all allegations of wrongdoing and liability and will defend vigorously against all claims.

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

Other matters

Concentrations of credit risk. Sales of TiO2 accounted for approximately 90% of our Chemicals sales during each of the past three years.  TiO2 is generally sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  TiO2 is sold to over 4,000 customers and the ten largest customers accounted for approximately 28% of chemicals sales.  We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years.  The table below shows our percentage of TiO2 sales by volume for our significant markets, Europe and North American, for the last three years.

	2007	2008	2009

Europe	50%	50%	50%
North America	34%	34%	32%

    We sell our Component Products primarily in North America to original equipment manufacturers.  In 2009, the ten largest customers accounted for approximately 39% of component products sales.  No single customer accounted for more than 10% of sales in 2009.

Operating leases.  Our principal Chemicals Segment operating subsidiary in Germany, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer that expires in 2050.  We own the Leverkusen facility itself, which represents approximately one-third of our current TiO2 production capacity.  This facility is located within Bayer’s extensive manufacturing complex.  We periodically establish the amount of rent for the land lease associated with our Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for the land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  We recognize any change in the rent based on negotiations as part of lease expense starting from the time such change is agreed upon by both of us, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary for us to operate our Leverkusen facility.

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Rent expense approximated $12 million in each of 2007, 2008 and 2009.  At December 31, 2009, our future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2010	$5.8
2011	3.8
2012	2.9
2013	2.2
2014	1.0
2015 and thereafter	20.0

Total(1)	$35.7

(1)Approximately $22 million relates to the Leverkusen facility lease.  The minimum commitment amounts for the lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2009.  As discussed above, any change in the rent is based solely on negotiations between Bayer and Kronos, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Long-term contracts. Our Chemicals Segment has long-term supply contracts that provide for our TiO2 feedstock requirements through 2014.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $549 million at December 31, 2009.  In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services through 2015.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $176 million at December 31, 2009.

Income taxes. Prior to 2007, NL made certain other pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL's adjusted tax basis in the shares at the dates of distribution.  NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability.  To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority.  The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us.  We have recognized deferred income taxes for our investment in Kronos common stock.

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

Note 18 – Recent accounting pronouncements:

Noncontrolling Interest – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under previous GAAP, such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption, we reclassified our consolidated balance sheets and statements of operations to conform to the new presentation requirements for noncontrolling interest for all periods presented.

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 became effective for us beginning with this annual report, and we have provided the expanded disclosures about our pension plan assets in Note 11.

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at December 31, 2009 are marked to market at each balance sheet date and are not accounted for under hedge accounting.  See Note 19.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Consolidated Financial Statements.

Other-Than-Temporary-Impairments - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity and  expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material affect on our Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009, see Note 19.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events which was subsequently amended by Accounting Standards Update (“ASU”) 2010-09.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN No. 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic 740 Income Taxes, which we adopted on January 1, 2007.  FIN No. 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN No. 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN No. 48 on January 1, 2007, we increased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $55.3 million to $56.9 million and accounted for such $1.6 million increase as a decrease to retained earnings in accordance with the transition provisions of the standard.  See Notes 1 and 12.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007, 2008 and 2009:

	Years ended December 31,
	2007	2008	2009
	(In millions)

Unrecognized tax benefits:
Amount beginning of period	$-	$42.4	$46.6
Amount at adoption of FIN No. 48	39.5	-	-
Net increase (decrease):
Tax positions taken in prior periods	(1.8)	(2.1)	(5.3)
Tax positions taken in current period	10.8	11.8	(6.4)
Settlements with taxing authorities – cash paid	(.6)	(.1)	(.1)
Lapse of applicable statute of limitations	(6.5)	(4.1)	(3.7)
Changes in currency exchange rates	1.0	(1.3)	.7

Amount at end of period	$42.4	$46.6	$31.8

If our uncertain tax positions were recognized, a benefit of $49.0 million, $41.8 million and $26.7 million at December 31, 2007, 2008 and 2009, respectively, would affect our effective income tax rate.  We currently estimate that our unrecognized tax benefits will decrease by approximately $.5 million during the next twelve months due to the reversal of certain timing differences and the resolution of certain examination and filing procedures related to one or more of our subsidiaries.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Taiwan, Belgium and Norway.  Our domestic income tax returns prior to 2006 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to: 2000 for Norway, 2004 for Canada and Taiwan; 2005 for Germany and 2006 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  We accrued $.1 million, $1.2 million and $1.6 million of interest and penalties during 2007, 2008 and 2009, respectively, and at December 31, 2008 and 2009 we had $4.0 million and $3.4 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

Note 19 - Financial instruments:

We adopted the fair value framework of ASC Topic 820 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement requires fair value measurements to be classified and disclosed in one of the following three categories; see Note 1.

The following table summarizes the valuation of our short-term investments and financial instruments by the ASC Topic 820 categories as of December 31, 2008 and 2009:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2008:
Marketable securities:
Current	$8.8	$-	$8.8	$-
Noncurrent	272.0	21.6	.4	250.0

Currency forward contracts	(1.6)	(1.6)	-	-

December 31, 2009:
Marketable securities:
Current	$6.1	$-	$6.1	$-
Noncurrent	279.5	28.6	.9	250.0

Currency forward contracts	1.6	1.6	-	-

See Note 4 for information on how we determine fair value of our marketable securities.

We periodically use currency forward contracts to manage a portion of foreign currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs as defined in the ASC based on the foreign currency spot forward rates quoted by banks or currency dealers.

At December 31, 2009 our Chemicals Segment had currency forward contracts to exchange an aggregate euro 21.4 million for an equivalent value of Norwegian Kroner at exchange rates ranging from kroner 8.47 to kroner 9.21 per euro.  These contracts with DnB Nor Bank ASA mature from January 2010 through December 2010 and are subject to early redemption provisions at our option.  At December 31, 2009, the actual exchange rate was kroner 8.30 per euro.

The estimated fair value of such currency forward contracts at December 31, 2009 was a $1.6 million net asset, which is recognized as part of Prepaid Expenses and Other and in our Consolidated Balance Sheet. There is also a corresponding $1.6 million currency transaction gain in our Consolidated Statement of Operations.

The estimated fair value of currency forward contracts at December 31, 2008 was a $1.6 million net liability, which $1.3 million is recognized as part of prepaid expenses and $2.9 million is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet and a corresponding $1.6 million currency transaction loss in our Consolidated Statement of Operations.

In the first quarter of 2010, we entered into a series of currency forward contracts to exchange:
•
an aggregate of $48.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.04 per U.S. dollar.  These contracts with Wachovia Bank, National Association, mature from January 2010 through December 2010 and are subject to early redemption provisions at our option; and

•
an aggregate of $64.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.83 to kroner 6.06 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from February 2010 through January 2011 and are subject to early redemption provisins at our option.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2008 and 2009:

	December 31,
	2008		2009
	Carrying amount	Fair Value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$46.4	$46.4	$78.0	$78.0
Promissory note receivable	15.0	15.0	15.0	15.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$560.0	$129.4	$574.6	$466.2
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
CompX variable rate promissory note	43.0	43.0	42.2	42.2
Variable rate debt to Contran	-	-	84.9	84.9
Variable rate bank credit facilities	63.2	63.2	29.1	29.1
Other fixed-rate debt	.9	.9	.5	.5

Noncontrolling interest in:
NL common stock	$45.8	$110.0	$43.6	$57.1
Kronos common stock	15.6	27.6	15.0	38.4
CompX common stock	11.9	8.5	11.1	12.2

Valhi stockholders' equity	$468.8	$1,223.4	$428.7	$1,597.3
The fair value of our publicly-traded marketable securities, noncontrolling interest in NL Industries, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date.  The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  At December 31, 2008 and 2009, the estimated market price of the 6.5% Notes was approximately euro 230 and euro 809, respectively, per euro 1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input).  Fair values of variable interest rate note receivable and debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 4 and 9.

Note 20 -                           Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)

Year ended December 31, 2008

Net sales	$373.9	$436.1	$390.2	$285.1
Gross margin	63.5	66.4	58.0	58.3
Operating income	9.6	9.8	(2.1)	18.7

Net income (loss)(1)	$(5.8)	$1.1	$(25.5)	$35.1

Net income (loss) attributable to Valhi stockholders (2)	(5.9)	(.2)	(23.2)	28.5

Per basic share -
Net income (loss) attributable to Valhi stockholders	$(.05)	$-	$(.20)	$.25

Year ended December 31, 2009

Net sales	$277.3	$312.1	$341.6	$341.1
Gross margin	4.6	16.2	60.1	55.5
Operating income	(33.0)	(27.6)	13.2	5.8

Net income (loss)(2)	$(23.4)	$(20.6)	$9.4	$(3.5)

Net income (loss) attributable to Valhi stockholders (2)	(20.0)	(19.0)	8.4	(3.6)

Per basic share:
Net income (loss) attributable to Valhi stockholders	$(.18)	$(.16)	$.07	$(.03)

(1) We recognized the following amounts during 2008:
•	a $10.1 million goodwill impairment charge in the third quarter, see Note 8; and
•	a $25.8 million after-tax and noncontrolling interest gain in the fourth quarter for real property settlement, see Note 15.

(2) We recognized the following amounts during 2009:
•	a $4.1 million after-tax gain on the sale of business in the first quarter, see Note 15;
•	a $7.8 million after-tax and noncontrolling interest gain as a result of a litigation settlement in the first quarter, see Note 15; and
•	a $6.0 million after-tax and noncontrolling interest gain in the second quarter for real property settlement, see Note 15.
•	$7.1 million in the third quarter and $6.9 million in the fourth quarter in our tax provision related to a net decrease in our reserves for uncertain tax positions, see Note 12.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2008	2009

Current assets:
Cash and cash equivalents	$1.6	$1.4
Restricted cash equivalents	.5	-
Accounts receivable	.2	.5
Receivables from subsidiaries and affiliates:
Income taxes, net	-	13.3
Other	.9	.4
Deferred income taxes	1.7	3.0
Other	.2	.1

Total current assets	5.1	18.7

Other assets:
Marketable securities	257.3	260.3
Investment in and advances to subsidiaries	798.2	813.2
Other assets	.1	.7
Property and equipment, net	1.2	-

Total other assets	1,056.8	1,074.2

Total assets	$1,061.9	$1,092.9

Current liabilities:
Current maturities of long-term debt	$7.3	$-
Payables to subsidiaries and affiliates:
Income taxes, net	2.9	-
Other	3.0	.1
Accounts payable and accrued liabilities	2.0	1.8

Total current liabilities	15.2	1.9

Noncurrent liabilities:
Long-term debt	250.0	334.9
Deferred income taxes	302.1	311.8
Other	25.8	15.6

Total noncurrent liabilities	577.9	662.3

Stockholders' equity	468.8	428.7

Total liabilities and stockholders’ equity	$1,061.9	$1,092.9

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2007	2008	2009

Revenues and other income:
Interest and dividend income	$29.2	$27.0	$26.2
Equity in earnings (losses) of subsidiaries and affiliates	(63.0)	2.0	(60.5)
Gain on sale of business	-	-	6.3
Other income, net	3.8	2.3	.1

Total revenues and other income	(30.0)	31.3	(27.9)

Costs and expenses:
General and administrative	7.6	6.6	6.3
Interest	24.1	24.2	24.5

Total costs and expenses	31.7	30.8	30.8

Income (loss) before income taxes	(61.7)	.5	(58.7)

Provision for income taxes (benefit)	(16.0)	1.3	(24.5)

Net income (loss)	$(45.7)	$(.8)	$(34.2)

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income (loss)	$(45.7)	$(.8)	$(34.2)
Deferred income taxes	(19.5)	(1.8)	.5
Gain on sale of business	-	-	(6.3)
Equity in earnings of subsidiaries and affiliates	63.0	(2.0)	60.5
Cash dividends from subsidiaries	49.2	51.0	31.2
Other, net	.1	.1	(.1)
Net change in assets and liabilities	12.8	8.1	(26.8)

Net cash provided by operating activities	59.9	54.6	24.8

Cash flows from investing activities:
Purchases of TIMET common stock	(27.5)	-	-
Loans to subsidiaries and affiliates:
Loans	(20.1)	(32.2)	(55.2)
Collections	-	-	.6
Proceeds from sale of business	-	-	6.7
Investment in other subsidiary	(5.3)	(3.1)	(5.5)
Change in restricted cash equivalents, net	.1	-	-
Other, net	-	(.2)	(.8)

Net cash used in investing activities	(52.8)	(35.5)	(54.2)

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows (Continued)

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash flows from financing activities:
Indebtedness:
Borrowings	$-	$47.6	$70.7
Principal payments	-	(40.3)	(78.0)
Loans from affiliates:
Borrowings	-	3.0	99.6
Principal payments	-	(.7)	(17.7)
Cash dividends paid	(45.6)	(45.5)	(45.4)
Treasury stock acquired	(11.1)	-	-
Other, net	.7	-	-

Net cash provided by (used in) financing activities	(56.0)	(35.9)	29.2

Cash and cash equivalents:
Net decrease	(48.9)	(16.8)	(.2)
Balance at beginning of year	67.3	18.4	1.6

Balance at end of year	$18.4	$1.6	$1.4

Supplemental disclosures – Cash paid (received) for:
Interest	$24.0	$24.1	$24.5
Income taxes, net	(10.9)	(6.2)	.5

Noncash investing activity:
Note receivable from sale of business	-	-	.7

Noncash financing activity:
Dividend of TIMET common stock	897.4	-	-
Issuance of preferred stock in Settlement of tax obligation	667.3	-	-

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2009

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

Note 2 -                           Investment in and advances to subsidiaries:

	December 31,
	2008	2009

Investment in:
Kronos Worldwide, Inc. (NYSE: KRO)	$451.2	$447.9
NL Industries (NYSE: NL)	284.9	264.2
Tremont LLC	11.1	15.1
Waste Control Specialists LLC	50.1	81.5
Medite	(5.9)	(.1)
Total	791.4	808.6

Noncurrent loans to Waste Control Specialists LLC	6.8	4.6

Total	$798.2	$813.2

	Years ended December 31,
	2007	2008	2009
	(In millions)

Equity in earnings of subsidiaries and affiliate

Kronos Worldwide	$(39.0)	$4.2	$(21.6)
NL Industries	(29.9)	19.4	(16.9)
Tremont LLC	16.6	(1.9)	6.0
Waste Control Specialists LLC	(15.2)	(22.6)	(27.6)
Valcor and Medite	2.6	2.9	(.4)
TIMET	1.9	-	-

Total	$(63.0)	$2.0	$(60.5)

Cash dividends from subsidiaries

Kronos Worldwide	$29.0	$29.0	$-
NL Industries	20.2	20.2	20.2
Tremont LLC	-	1.8	11.0

Total	$49.2	$51.0	$31.2

Note 5 -                           Long-term debt:

	December 31,
	2008	2009

Snake River Sugar Company	$250.0	$250.0
Revolving bank credit facility	7.3	-
Contran credit facility	-	54.9
Promissory note payable to Contran	-	30.0
Total	257.3	334.9
Less current maturities	7.3	-
Total long-term debt	$250.0	$334.9

Our $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by our interest in The Amalgamated Sugar Company LLC and are due in January 2027.  At December 31, 2009, $37.5 million of such loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.

At June 30, 2009, Valhi had an $85 million revolving bank credit facility that matured in October 2009.  On July 30, 2009, we and the banks agreed to terminate this facility, at which time we entered into a revolving credit facility with Contran pursuant to which we can borrow up to $70 million from Contran.  The revolving credit facility with Contran is unsecured, generally bears interest at prime plus 2.5% (5.75% at December 31, 2009) and, as amended, is due on demand but in any event no earlier than March 31, 2011.

We had $19.3 million outstanding under our revolving bank credit facility at July 30, 2009 and we borrowed an equal amount under our Contran facility to repay and terminate the bank facility.  Subsequently during the remainder of 2009, we borrowed an additional net $35.6 million under the Contran credit facility. At December 31, 2009 $15.1 million was available for borrowings under the facility.

In April 2009, one of our wholly-owned subsidiaries entered into a $10 million unsecured demand promissory note agreement with Contran.  The variable rate note bears interest at prime less 1.5% (1.75% at December 31, 2009).  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced and which, as amended, is due on demand but in any event no earlier than March 31, 2011.  The subsidiary used the proceeds from these borrowings from Contran to make loans to WCS.

Note 6 -                      Income taxes:

The Amalgamated Sugar Company LLC is treated as a partnership for federal income tax purposes.  Valhi Parent Company’s provision for income taxes (benefit) includes a tax benefit attributable to Valhi’s equity in losses of Waste Control Specialists, as recognition of such income tax benefit is not appropriate at the Waste Control Specialist level.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Components of provision for income taxes (benefit):
Currently payable (refundable)	$.2	$(4.8)	$(15.6)
Deferred income taxes (benefit)	(16.2)	6.1	(8.9)

Total	$(16.0)	$1.3	$(24.5)

Cash paid (received) for income taxes, net:
Received from subsidiaries	$(16.8)	$(11.0)	$(1.9)
Paid to Contran	5.8	4.6	2.2
Paid to tax authorities	.1	.2	.2

Total	$(10.9)	$(6.2)	$.5

	December 31,
	2008	2009
	(In millions)

Components of the net deferred tax asset (liability) -
tax effect of temporary differences related to:
Investment in:
The Amalgamated Sugar Company LLC	$(106.3)	$(114.6)
Kronos Worldwide	(194.2)	(192.1)
Federal and state loss carryforwards and other income tax attributes	3.9	5.3
Accrued liabilities and other deductible differences	7.1	3.5
Other taxable differences	(10.9)	(10.9)

Total	$(300.4)	$(308.8)

Current deferred tax asset	$1.7	$3.0
Noncurrent deferred tax liability	(302.1)	(311.8)

Total	$(300.4)	$(308.8)