Form 10-Q
period 2010-03-31
VALHI INC /DE/
filed 2010-05-06
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

Number of shares of the Registrant's common stock outstanding on April 30, 2010:  113,603,955.

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2009	March 31, 2010
		(unaudited)

Current assets:
Cash and cash equivalents	$68.7	$46.3
Restricted cash equivalents	8.9	4.6
Marketable securities	6.1	5.1
Accounts and other receivables, net	222.9	259.0
Inventories, net	312.0	294.6
Prepaid expenses and other	17.7	18.2
Deferred income taxes	11.9	11.7

Total current assets	648.2	639.5

Other assets:
Marketable securities	279.5	292.3
Investment in affiliates	116.1	115.5
Goodwill	396.9	397.0
Deferred income taxes	185.5	205.0
Other assets	103.5	106.7

Total other assets	1,081.5	1,116.5

Property and equipment:
Land	56.3	54.3
Buildings	293.8	283.1
Equipment	1,176.1	1,139.9
Mining properties	68.4	65.0
Construction in progress	20.7	21.6
	1,615.3	1,563.9
Less accumulated depreciation	934.7	916.7

Net property and equipment	680.6	647.2

Total assets	$2,410.3	$2,403.2

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND EQUITY	December 31, 2009	March 31, 2010
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$2.5	$5.0
Accounts payable and accrued liabilities	288.1	279.5
Income taxes	3.9	2.2
Deferred income taxes	4.7	4.3

Total current liabilities	299.2	291.0

Noncurrent liabilities:
Long-term debt	988.4	993.1
Deferred income taxes	360.7	367.4
Accrued pension costs	130.5	122.7
Accrued environmental costs	37.9	38.7
Accrued postretirement benefits costs	25.5	25.8
Other liabilities	69.7	61.1

Total noncurrent liabilities	1,612.7	1,608.8

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	-	-
Accumulated deficit	(197.7)	(197.5)
Accumulated other comprehensive loss	(3.2)	(1.7)
Treasury stock	(38.9)	(38.9)

Total Valhi stockholders' equity	428.7	430.4

Noncontrolling interest in subsidiaries	69.7	73.0

Total equity	498.4	503.4

Total liabilities and equity	$2,410.3	$2,403.2

Commitments and contingencies (Notes 10 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2009	2010
	(unaudited)

Revenues and other income:
Net sales	$277.3	$356.8
Other income, net	30.2	28.0

Total revenues and other income	307.5	384.8

Costs and expenses:
Cost of sales	272.7	290.7
Selling, general and administrative	51.4	58.3
Litigation settlement and contract termination	-	33.3
Interest	16.0	17.4

Total costs and expenses	340.1	399.7

Loss before income taxes	(32.6)	(14.9)

Income tax benefit	(9.2)	(30.0)

Net income (loss)	(23.4)	15.1

Noncontrolling interest in net income (loss) of subsidiaries	(3.4)	1.5

Net income (loss) attributable to Valhi stockholders	$(20.0)	$13.6

Amounts attributable to Valhi stockholders:

Basic and diluted net income (loss) per share	$(.18)	$.10

Cash dividends per share	$.10	$.10

Basic and diluted weighted average shares outstanding	114.3	114.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2009	2010
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(23.4)	$15.1
Depreciation and amortization	14.4	16.3
Gain on sale of business	(6.4)	-
Accrued litigation settlement and contract termination	-	33.3
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(.9)	1.3
Other postretirement benefit expense	-	.1
Deferred income taxes	(16.4)	(30.0)
Net distributions from (contributions to) Ti02 manufacturing joint venture	(1.8)	.8
Other, net	1.2	.3
Change in assets and liabilities:
Accounts and other receivables, net	(10.6)	(62.7)
Inventories, net	81.3	6.1
Accounts payable and accrued liabilities	(54.2)	(9.3)
Accounts with affiliates	(9.5)	16.5
Income taxes	2.2	(1.0)
Other, net	5.3	(3.3)

Net cash used in operating activities	(18.8)	(16.5)

Cash flows from investing activities:
Capital expenditures	(19.3)	(8.9)
Capitalized permit costs	.1	(.6)
Purchase of marketable securities	(3.1)	(4.5)
Proceeds from:
Disposal of marketable securities	2.2	2.1
Sale of business	6.8	-
Change in restricted cash equivalents, net	.8	4.3
Other, net	(.1)	-

Net cash used in investing activities	(12.6)	(7.6)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2009	2010
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$117.3	$112.3
Principal payments	(61.6)	(96.3)
Deferred financing costs paid	(.1)	-
Purchases of Kronos common stock	(.1)	-
Valhi cash dividends paid	(11.4)	(11.4)
Distributions to noncontrolling interest in subsidiaries	(1.2)	(1.2)
Issuance of common stock and other	.2	.1

Net cash provided by financing activities	43.1	3.5

Cash and cash equivalents – net change from:
Operating, investing and financing activities	11.7	(20.6)
Currency translation	(.7)	(1.8)
Cash and cash equivalents at beginning of period	37.0	68.7

Cash and cash equivalents at end of period	$48.0	$46.3

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$7.2	$7.3
Income taxes paid (refunded), net	3.5	(15.1)

Noncash investing activities:
Note receivable from sale of business	.7	-
Accrual for capital expenditures	11.4	2.4
Accrual for capitalized permit costs	1.7	.1

Noncash financing activities:
Promissory notes payable incurred in connection with litigation settlements and contract termination	-	30.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2010

(In millions)

	Valhi Stockholders’ Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury	controlling	Total	Comprehensive
	stock	stock	capital	deficit	income (loss)	stock	Interest	equity	income
	(unaudited)

Balance at December 31, 2009	$667.3	$1.2	$-	$(197.7)	$(3.2)	$(38.9)	$69.7	$498.4

Net income	-	-	-	13.6	-	-	1.5	15.1	$15.1

Other comprehensive income, net	-	-	-	-	1.5	-	3.5	5.0	5.0

Equity transaction with noncontrolling interest	-	-	.1	-	-	-	(.1)	-	-

Cash dividends	-	-	(.1)	(11.3)	-	-	(1.2)	(12.6)	-

Other	-	-	-	(2.1)	-	-	( .4)	(2.5)	-

Balance at March 31, 2010	$667.3	$1.2	$-	$(197.5)	$(1.7)	$(38.9)	$73.0	$503.4

Comprehensive income									$20.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which directly and through its subsidiaries owns approximately 93% of our outstanding common stock at March 31, 2010.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on March 10, 2010 (the “2010 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  Our results of operations for the interim period ended March 31, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% controlled at March 31, 2010

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 59% we hold directly and 36% held directly by NL.  We own 83% of NL.  Our control of CompX is through NL.

	Three months ended March 31,
	2009	2010
	(In millions)

Net sales:
Chemicals	$248.0	$319.7
Component products	28.5	32.8
Waste management	.8	4.3

Total net sales	$277.3	$356.8

Cost of sales:
Chemicals	$244.4	$260.0
Component products	23.7	23.7
Waste management	4.6	7.0

Total cost of sales	$272.7	$290.7

Gross margin:
Chemicals	$3.6	$59.7
Component products	4.8	9.1
Waste management	(3.8)	(2.7)

Total gross margin	$4.6	$66.1

Operating income (loss):
Chemicals	$(25.5)	$22.6
Component products	(1.0)	1.7
Waste management	(6.5)	(6.7)

Total operating income (loss)	(33.0)	17.6

Equity in income (loss) of investee	(.7)	.1

General corporate items:
Securities earnings	6.4	6.5
Insurance recoveries	.7	18.2
Litigation settlement gain (expense)	11.9	(32.2)
Gain on sale of business	6.4	-
General expenses, net	(8.3)	(7.7)
Interest expense	(16.0)	(17.4)

Loss before income taxes	$(32.6)	$(14.9)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.  Of the $33.3 million aggregate litigation settlement and contract termination expense we recognized in the first quarter of 2010, $1.1 million relates to WCS and is included in the determination of its operating loss, and the remaining $32.2 million relates to NL.  See Notes 7 and 12.

Note 3 – Accounts and other receivables, net:

	December 31, 2009	March 31, 2010
	(In millions)

Accounts receivable	$204.0	$256.3
Notes receivable	3.4	3.2
Refundable income taxes	2.6	2.2
Receivable from Contran – income taxes, net	16.2	-
Allowance for doubtful accounts	(3.3)	(2.7)

Total	$222.9	$259.0

Note 4 -                           Inventories, net:

	December 31, 2009	March 31, 2010
	(In millions)

Raw materials:
Chemicals	$56.4	$45.2
Component products	4.8	5.7

Total raw materials	61.2	50.9

Work in process:
Chemicals	18.2	14.9
Component products	6.2	6.6

Total in-process products	24.4	21.5

Finished products:
Chemicals	161.8	161.9
Component products	5.3	5.0

Total finished products	167.1	166.9

Supplies (primarily chemicals)	59.3	55.3

Total	$312.0	$294.6

Note 5 - Other noncurrent assets:

	December 31, 2009	March 31, 2010
	(In millions)

Marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
Titanium Metals Corporation (“TIMET”)	28.5	37.8
Other	1.0	4.5

Total	$279.5	$292.3

Investment in affiliates:
TiO2 manufacturing joint venture	$98.7	$98.0
Other	17.4	17.5

Total	$116.1	$115.5

Other assets:
Waste disposal site operating permits, net	$53.5	$53.7
NL note receivable	15.0	15.0
IBNR receivables	7.5	7.6
Deferred financing costs	6.0	5.2
Other intangible assets	1.4	1.3
Pension asset	.3	.3
Other	19.8	23.6

Total	$103.5	$106.7

Our noncurrent marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company.  Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs.  Please refer to Note 4 in our 2009 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated.  There have been no changes to the carrying value of this investment during the periods presented.  See Note 13.

Note 6 -                      Accounts payable and accrued liabilities:

	December 31, 2009	March 31, 2010
	(In millions)

Current:
Accounts payable	$124.5	$109.1
Employee benefits	34.8	33.8
Payable to affiliates:
Louisiana Pigment Company, L.P.	12.0	11.0
Contran – trade items	14.1	14.7
TIMET	-	.4
Accrued sales discounts and rebates	21.4	10.6
Environmental costs	11.0	8.3
Interest	8.0	16.3
Deferred income	7.5	2.4
Other	54.8	72.9

Total	$288.1	$279.5

Noncurrent:
Reserve for uncertain tax positions	$35.2	$35.3
Insurance claims and expenses	11.7	11.8
Employee benefits	9.2	8.6
Deferred income	8.5	.8
Payable to affiliate – TIMET	.3	-
Other	4.8	4.6

Total	$69.7	$61.1

Note 7 - Long-term debt:

	December 31, 2009	March 31, 2010
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	54.9	53.5
Promissory note payable to Contran	30.0	30.0
Total Valhi debt	334.9	333.5

Subsidiary debt:
Kronos International: 6.5% Senior Secured Notes	574.6	538.0
European bank credit facility	13.0	24.3
CompX promissory note payable to TIMET	42.2	42.2
Kronos U.S. bank credit facility	16.7	21.4
NL promissory note (see Note 12)	-	18.0
WCS 6% promissory note payable	-	12.0
Other	9.5	8.7

Total subsidiary debt	656.0	664.6

Total debt	990.9	998.1

Less current maturities	2.5	5.0

Total long-term debt	$988.4	$993.1

Valhi - During the first three months of 2010, we had net repayments of $1.4 million under our Contran credit facility.  The average interest rate on these outstanding borrowings at March 31, 2010 was 5.75%.  The average interest rate on the Contran promissory note was 1.75% at March 31, 2010.  On March 31, 2010 we amended both the Contran credit facility and the Contran promissory note to extend their maturity date, and such facilities are now due on demand, but in any event no earlier than March 31, 2012.

Kronos - During the first three months of 2010, we borrowed a net euro 9.0 million ($13.2 million when borrowed/repaid) under Kronos’ European credit facility and a net $4.7 million under Kronos’ U.S. credit facility.  The average interest rates on these outstanding borrowings at March 31, 2010 were 3.62% and 3.25%, respectively.

In April 2010 Kronos entered into an unsecured revolving credit facility with Contran pursuant to which Kronos may borrow up to $40.0 million from Contran.  The loans from Contran will bear interest, payable quarterly, at the prime rate minus 0.5%, with all outstanding principal due on demand and in any event no later than December 31, 2011.  The amount of Kronos’ outstanding borrowing at any time is solely at the discretion of Contran.  As of April 30, 2010, Kronos had aggregate borrowings outstanding from Contran of $24.8 million, which were primarily used to repay outstanding borrowings under Kronos’ U.S. bank credit facility.

NL – NL’s $18.0 million long-term promissory note is discussed in Note 12.

WCS – As part of the termination of a contract with a former customer regarding various contractual and legal claims, in April 2010 WCS issued the former customer a $12.0 million long-term promissory note.  The note is unsecured, bears interest at a fixed rate of 6% and is payable in five equal annual installments of principal plus accrued interest beginning on December 31, 2010.  We have the right to prepay the note at any time without penalty.  A substantial portion of the principal amount of the promissory note issued was offset against deferred revenue that was unearned by us.  The remaining $1.1 million we recognized in contract termination expense related to this agreement in the first quarter of 2010.

Restrictions and Other - Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at March 31, 2010.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2009	2010
	(In millions)

Service cost	$1.8	$2.7
Interest cost	6.6	6.5
Expected return on plan assets	(5.2)	(5.3)
Amortization of unrecognized:
Prior service cost	.3	.3
Net transition obligations	.1	.1
Recognized actuarial losses	1.8	1.7

Total	$5.4	$6.0

Other postretirement benefits - The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2009	2010
	(In millions)

Service cost	$.1	$.1
Interest cost	.4	.4
Amortization of prior service credit	(.1)	(.2)

Total	$.4	$.3

Contributions - We expect to contribute the equivalent of $24.4 million and $2.5 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2010.

Note 9 - Other income, net:

	Three months ended March 31,
	2009	2010
	(In millions)

Securities earnings:
Dividends and interest	$6.6	$6.5
Securities transactions, net	(.2)	-

Total securities earnings	6.4	6.5

Equity in income (loss) of investee	(.7)	.1
Currency transactions, net	5.3	2.6
Insurance recoveries	.7	18.2
Gain on litigation settlements	11.9	-
Gain on sale of business	6.4	-
Other, net	.2	.6

Total	$30.2	$28.0

Insurance recoveries reflect, in part, amounts we received from certain of our former insurance carriers, and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us.  In addition, a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to the NL litigation settlement discussed in Note 12.

We provided certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. In January 2009, we sold our research, laboratory and quality control business to the LLC for an aggregate sales price of $7.5 million, consisting of $6.7 million in cash paid at closing and $500,000 which was paid in February 2010 and $250,000 payable in February 2011.  The amounts owed to us in 2010 and 2011 do not bear interest, and we recognized these amounts at their aggregate net present value of approximately $.7 million.  We recognized a pre-tax gain of $6.3 million from the sale of this business.  The revenues, pre-tax income and total assets of the operations sold are not material in any period presented.

 The litigation settlement gain in the first quarter of 2009 relates to amounts we received from Halliburton Company in recovery of past environmental remediation and related legal costs we had previously incurred.

Note 10 - Income tax benefit:

	Three months ended March 31,
	2009	2010
	(In millions)

Expected tax benefit, at U.S. federal statutory income tax rate of 35%	$(11.4)	$(5.2)
Incremental U.S. tax and rate differences on equity in earnings	(1.6)	10.3
Non-U.S. tax rates	1.4	(.1)
Nondeductible expenses	2.2	.8
Nontaxable income	(1.0)	(.3)
Prior year adjustments	-	(.7)
U.S. state income taxes, net	.9	.4
German tax attribute adjustments	-	(35.2)
Other, net	.3	-

Income tax benefit	$(9.2)	$(30.0)

Tax authorities are continuing to examine certain of our foreign tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by $.5 million within the next twelve months due to the expiration of certain statutes.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in Kronos’ German net operating loss carryforwards.  Accordingly, we recognized a non-cash income tax benefit of $35.2 million in the first quarter of 2010.

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to March 31, 2010, we had not recognized a deferred income tax liability related to incremental income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that none of the undistributed earnings of CompX’s Taiwanese subsidiary can now be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, none of the undistributed earnings of our non-U.S. operations are now considered to be permanently reinvested.

Note 11 - Noncontrolling interest in subsidiaries:

	December 31, 2009	March 31, 2010
	(In millions)

Noncontrolling interest in subsidiaries:
NL Industries	$43.6	$45.3
Kronos Worldwide	15.0	16.9
CompX International	11.1	10.8

Total	$69.7	$73.0

	Three months ended March 31,
	2009	2010
	(In millions)

Noncontrolling interest in net income (loss) of subsidiaries:
NL Industries	$(2.0)	$(.4)
Kronos Worldwide	(1.3)	2.0
CompX International	(.1)	(.1)

Total	$(3.4)	$1.5

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Three months ended
	March 31,
	2009	2010
	(In millions)

Net income (loss) attributable to Valhi stockholders	$(20.0)	$13.6

Transfers from noncontrolling interest:
Increase in additional paid-in capital for purchase of 14,000 shares of Kronos common stock	.2	-

Equity adjustment, Note 12	-	.4

Issuance of NL common stock	-	.1

Transfers from noncontrolling interest	.2	.5

Net income (loss) attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$(19.8)	$14.1

Note 12 - Commitments and contingencies:

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to any of the lead pigment litigation cases to which we are a party, and any liability to us that may result, if any, in this regard cannot be reasonably estimated, because:
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

Certain properties and facilities used in our former operations, including NL’s divested primary and secondary lead smelters and former mining locations are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past disposal practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated.  In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At March 31, 2010, we had no receivables for recoveries.

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

Changes in our accrued environmental costs during the first three months of 2010 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$48.9
Additions charged to expense, net	.1
Changes in currency exchange rate	(.1)
Payments, net	(1.9)

Balance at the end of the period	$47.0

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$8.3
Noncurrent liability	38.7

Total	$47.0

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At March 31, 2010, we accrued approximately $45 million, related to approximately 50 sites, for those environmental matters related to NL which we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $80 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At March 31, 2010, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

Other -  We have also accrued approximately $2.3 million at March 31, 2010 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

For a complete discussion of certain litigation involving NL and certain of their former insurance carriers, please refer to our 2009 Annual Report.

Other litigation

NL - In April 2010, NL entered into a settlement agreement without any admission of wrongdoing by any party in connection with the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas), which case was described in our 2009 Annual Report.  The settlement agreement provides for an aggregate payment of $44.0 million to be made to the plaintiffs by us, consisting of (i) $26.0 million in cash payable in May 2010 and (ii) an $18.0 million long-term promissory note issued by NL.  The note will bear interest, payable quarterly, at the prime rate, and fifty percent of the principal amount will be payable on each of December 1, 2011 and December 1, 2012.  The note is collateralized by shares of Kronos and CompX common stock owned by NL and having an aggregate market value of at least 200% of the outstanding principal amount of the promissory note.  Under certain conditions, NL has agreed to prepay up to $4.0 million principal amount of such indebtedness.  The settlement agreement further provides that the case (and all associated litigation or arbitrations) will be dismissed with prejudice.

In accordance with GAAP, we have recognized the impact of the settlement for financial reporting purposes as of March 31, 2010.  For financial reporting purposes, we have classified $32.2 million of the aggregate amount to be paid to the plaintiffs as a litigation settlement expense in respect of settlement of certain claims made by plaintiffs in the litigation.  NL had insurance coverage for a portion of such litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.  With respect to the other claim of the plaintiffs as it relates to the repurchase of their EMS noncontrolling interest, the resulting $2.5 million increase over our previous estimate of such payment is accounted for as a reduction in stockholders’ equity in accordance with GAAP, of which $2.1 million is attributable to Valhi stockholders and $.4 million is attributable to the shareholders representing the noncontrolling interest of NL.

NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by its former operations containing asbestos, silica and/or mixed dust.  As a result, the total number of outstanding cases increased.  Approximately 1,226 of these types of cases remain pending, involving a total of approximately 2,670 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state and Indiana courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

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

CompX – CompX is involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its business.  On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 (the “‘097 Patent”) held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011.  On February 23, 2010, the administrative law judge (the “ALJ”) overseeing the investigation issued his Initial Determination, finding that a significant independent claim within the ‘097 Patent was determined to be “obvious” under 35 U.S.C. Section 102, which generally results in the lack of enforceability of such a claim against infringement.  On February 23, 2010, the ALJ further found that 38 of the 40 keyboard support products in question that CompX import into the United States from its Canadian subsidiary did not infringe on the ‘097 Patent. Sales of the remaining two products found to be infringing are not significant.  On April 26, 2010, the ITC issued a notice that it will review a significant portion of the ALJ’s Initial Determination, including the findings of certain meanings within the claims of the ‘097 Patent, the alleged infringement of the two products the ALJ concluded were infringing on a dependent claim within the ‘097 Patent, the invalidity of the sole independent claim within the ‘097 Patent, and the defense of intervening rights asserted by CompX. Of significance is the fact that the ITC is not reviewing the ALJ’s finding that 38 of our 40 keyboard support products at issue do not infringe on the ‘097 Patent, so the lack of infringement of those accused products is now considered a final determination by the ITC.  CompX denies any infringement alleged in the investigation and plan to defend ourselves with respect to any claims of infringement by Humanscale through the Presidential review process of the ruling, which is expected to conclude in August 2010.

On February 13, 2009, a Complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s ‘097 Patent set forth in the complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action pending the completion of the related case before the ITC with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of our keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  We filed our response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay our counterclaims was denied.  A jury trial was completed on February 25, 2010 relating to our counter claims with the jury finding that Humanscale infringed on CompX’s patents and awarded damages in excess of $19 million for past royalties.  Post judgment briefs are due May 11, 2010, and we anticipate the judge to issue a final judgment in June 2010.  The verdict is subject to appeal.  Due to the uncertain nature of the on-going legal proceedings we have not accrued a receivable for the amount of the award.

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2009 Annual Report.

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

Note 13 - Financial instruments:

The following table summarizes the valuation of our marketable securities and financial instruments recorded at fair value:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2009:
Marketable securities:
Current	$6.1	$-	$6.1	$-
Noncurrent	279.5	28.6	.9	250.0

Currency forward contracts	1.6	1.6	-	-

March 31, 2010:
Marketable securities:
Current	$5.1	-	5.1	-
Noncurrent	292.3	42.3	-	250.0

Currency forward contracts	1.8	1.8	-	-

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

At March 31, 2010 our Chemicals Segment held the following series of short-term forward exchange contracts.

•
an aggregate of $36 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.04 per U.S. dollar.  These contracts with Wachovia Bank, National Association, mature from April 2010 through December 2010 at a rate of $4 million per month, subject to early redemption provisions at our option.  At March 31, 2010, the actual exchange rate was Cdn. $1.02 per U.S. dollar;

•
an aggregate $58 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.85 to kroner 6.13 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from April 2010 through March 2011 at a rate of $1 million to $2.3 million per month.  At March 31, 2010, the actual exchange rate was kroner 6.00 per U.S. dollar; and

•
an aggregate euro 16 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 9.13 per euro.  These contracts with DnB Nor Bank ASA mature from April 2010 through December 2010 at a rate of euro .1 million to euro 1.8 million per month, subject to early redemption provisions at our option.  At March 31, 2010, the actual exchange rate was kroner 8.01 per euro.

The estimated fair value of our currency forward contracts at March 31, 2010 was a $1.8 million net asset, which is the result of $2.7 million recognized as part of Prepaid Expenses and Other and $.9 million recognized as a part of Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets.  There is also a corresponding $1.8 million currency transaction gain in our Condensed Consolidated Statements of Operations.  To the extent we held such contracts during 2009, we did not use hedge accounting for any of such contracts and we are not currently using hedge accounting for our existing contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2009		March 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$78.0	$78.0	$51.2	$51.2
Promissory note receivable	15.0	15.0	15.0	15.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$574.6	$466.2	$538.0	$455.0
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
CompX variable rate promissory note	42.2	42.2	42.2	42.2
Variable rate debt to Contran	84.9	84.9	83.5	83.5
Variable rate bank credit facilities	29.1	29.1	45.7	45.7
Variable rate debt to former shareholders	-	-	18.0	18.0
Other fixed-rate debt	.5	.5	12.5	12.5

Noncontrolling interest in:
NL common stock	$43.6	$57.1	$45.3	$70.6
Kronos common stock	15.0	38.4	16.9	34.7
CompX common stock	11.1	12.2	10.8	14.5

Valhi stockholders' equity	$428.7	$1,597.3	$430.4	$2,250.2

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL Industries, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices, Level 1 inputs as defined at each balance sheet date.  The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  At December 31, 2009 and March 31, 2010, the estimated market price of the 6.5% Notes was approximately euro 809 and euro 843, respectively, per euro 1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input).  Fair values of the variable interest rate note receivable and variable interest debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 5 and 7.

Note 14 – Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period.  A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:
	Three months ended March 31,
	2009	2010
	(In millions)

Net income (loss) attributable to Valhi stockholders	$(20.0)	$13.6
Equity adjustment	-	(2.1)
Adjusted net income (loss)loss attributable to Valhi stockholders	$(20.0)	$11.5

The $2.1 million equity adjustment attributable to Valhi stockholders is discussed in Note 12.

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

•
Component Products – We operate in the component products industry through our majority ownership of CompX.  CompX is a leading global manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries.  CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the performance boat industry.

•
Waste Management – WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal license, which was signed in September 2009.  Construction of the low-level radioactive waste facility is currently expected to begin in mid-2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in early 2011 .

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
•
Customer inventory levels (such as the extent to which Kronos’ customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases;

•	Changes in our raw material and other operating costs (such as energy costs);
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2);

•	Competitive products and prices, including increased completion from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation or solvency of our competitors;
•	Demand for high performance marine components;
•	The ability of our subsidiaries to pay us dividends (such as Kronos’ suspension of its dividend in 2009);
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew, amend, refinance or establish credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

•
Our ability to complete, obtain approval of and comply with the conditions of our licenses and permits (such as approval by the TCEQ of license conditions of WCS’s low-level radioactive waste disposal license);

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

Operations Overview

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009 -

Net income attributable to Valhi stockholders was $13.6 million, or $.10 per diluted share, in the first quarter of 2010 compared to a net loss attributable to Valhi stockholders of $20.0 million, or $.18 per diluted share, in the first quarter of 2009.  The net income attributable to Valhi stockholders in the first quarter of 2010 was primarily due to an income tax benefit recognized during the quarter discussed below.  As more fully discussed below, our diluted income per share increased from 2009 to 2010 primarily due to the net effects of:

•	operating income from our Chemicals and Component Products Segment in 2010 as compared to operating losses in 2009;
•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;
•	litigation settlement and contract termination expense in 2010 as compared to litigation settlement gain in 2009;
•	higher insurance recoveries in 2010; and
•	a gain on the sale of a business in 2009.

Our net income attributable to Valhi shareholders in 2010 includes:

•
a non-cash deferred income tax benefit of $.21 per diluted share (net of noncontrolling interest) recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;

•	insurance recoveries of $.09 per diluted share (net of tax and noncontrolling interest); and
•	a charge of $.16 per diluted share (net of tax and noncontrolling interest) related to litigation settlement and contract termination.

Our net loss attributable to Valhi stockholders in 2009 includes (i) a gain of $.07 per diluted share as a result of the gain on litigation settlement and (ii) a gain of $.04 per diluted share from the sale of a business.

Current Forecast for 2010 –

We currently expect to report net income attributable to Valhi stockholders for 2010 as compared to the net loss in 2009 primarily due to the net effects of:
•	expected operating income from our Chemicals Segment due to increased sales volumes and lower anticipated per metric ton production costs;
•	expected operating income from our Component Products Segment due to higher sales and lower legal expenses;
•
a non-cash income tax benefit of approximately $24.4 million ($.21 per diluted share), net of noncontrolling interest, in the first quarter of 2010 as a result of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany;

•	litigation settlement and contract termination expense in 2010 as compared to recording litigation settlement gains in 2009; and
•	higher operating losses at WCS as we expect more expenses associated with the limited operations of our byproduct disposal facility which commenced operations in the fourth quarter of 2009.

Segment Operating Results - 2009 Compared to 2010 –

Chemicals -

We consider TiO2 to be a “quality-of-life” product, with demand affected by gross domestic product (“GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.  The majority of our TiO2 grades and substantially all of our production are considered commodity pigment products; we compete for sales primarily on the basis of price.

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

	Three months ended March 31,
	2009	2010	% Change
	(Dollars in millions)

Net sales	$248.0	$319.7	29%
Cost of sales	244.4	260.0	6

Gross margin	$3.6	$59.7	1,558

Operating income (loss)	$(25.5)	$22.6	189

Percent of net sales:
Cost of sales	99%	81%
Gross margin	1	19
Operating income	(10)	7

Ti02 operating statistics:
Sales volumes*	97	122	26%
Production volumes*	64	124	94

Percent change in net sales:
Ti02 product pricing			(1)%
Ti02 sales volumes			26
Ti02 product mix			-
Changes in currency exchange rates			4%

Total			29%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales increased 29% in the first quarter of 2010 compared to the first quarter of 2009, primarily due to a 26% increase in sales volumes along with the positive impact of currency exchange rates, partially offset by a 1% decrease in average TiO2 selling prices.  We estimate the favorable effect of changes in currency exchange rates increased our Chemicals Segment’s net sales by approximately $10 million as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  We are currently in a period of generally rising industry prices and we expect average selling prices in the second quarter of 2010 to be higher than the average selling prices in the first quarter of 2010.  The 26% increase in sales volumes in the first quarter of 2010 is due to higher demand, primarily in European and export markets resulting from the improvement in current economic conditions.  We expect demand will continue to remain above 2009 levels for the remainder of the year.

Cost of Sales - Our Chemicals Segment’s cost of sales percentage decreased significantly in the first three months of 2010 compared to the same period last year primarily due to the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $50 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first quarter of 2009.  As compared to the first quarter of 2009, cost of sales in the first three months of 2010 was also impacted by a 26% increase in sales volumes, a 94% increase in TiO2 production volumes, lower raw material costs of $8.1 million, lower utility costs of $9.4 million, an increase in maintenance costs of $4.7 million and currency fluctuations (primarily the euro).  In addition, cost of sales in the first quarter of 2010 was negatively impacted by approximately $4 million as a result of a higher waste-to-ore ratio in the ore we produce at our ilmenite mines in Norway.

Operating Income (Loss) - Our Chemicals Segment’s operating income increased significantly in the first three months of 2010 primarily due to the significant increase in our gross margin and increased sales volumes.  Our gross margin improved to 19% in the first three months of 2010 compared to 1% in the same period of 2009 because of the significant amount of unabsorbed fixed production costs resulting from the production curtailments we implemented during the first six months of 2009, as well as the effect of higher sales volumes, offset somewhat by changes in currency exchange rates.  Our Chemicals Segment’s operating income increased in the first quarter of 2009 primarily because of higher sales volumes and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency rates have negatively affected our gross margin and operating income.  We estimate that changes in currency exchange rates decreased operating income by approximately $8 million in the first quarter of 2010 as compared to the same period in 2009.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized an additional $.6 million and $.7 million of additional depreciation expense in the first three months of 2009 and 2010, respectively, which reduced our reported Chemicals Segment operating income as compared to amounts reported separately by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss):

	Impact of changes in currency exchange rates– 2009 vs. 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2009 vs 2010
	(In millions)

Impact on:
Net sales	$-	$-	$-	$10	$10
Operating income (loss)	5	3	(2)	(6)	(8)

Outlook - During 2009 and 2010, our Chemicals Segment announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and the first quarter of 2010, with portions of the remainder expected to be implemented later in 2010.  While our average TiO2 selling prices were 1% lower in the first quarter of 2010 as compared to the first quarter of 2009, our average selling prices at the end of the first quarter of 2010 were 1% higher as compared to the end of 2009.  As a result of expected continued implementation of price increases, we anticipate our average selling prices will continue to increase during the remainder of 2010.

In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes during the first half of 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  While we operated our facilities at approximately 58% of capacity during the first half of 2009 (50% during the first quarter), we increased our capacity utilization to approximately 94% during the second half of 2009.  We operated our plants at near full capacity utilization during the first quarter of 2010, and we currently expect to operate our facilities at such near full capacity levels during the remainder of 2010.  Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product. We also expect raw material, energy and freight costs will relatively increase during the remainder of 2010, and a portion of future price increases we expect to implement are intended to compensate for such increases in our operating costs.

We currently expect to report operating income in 2010 as compared to an operating loss in 2009, as the favorable effects of the worldwide economic recovery and improving consumer confidence will continue to improve demand in all of our key market segments.  The expected increase in our sales volumes for 2010 should allow us to maintain our near full capacity utilization for the remainder of the year.  With such improved capacity utilization levels and higher expected selling prices, we expect to report improved operating and financial performance in 2010.

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

Component Products -

The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended March 31,
	2009	2010	% Change
	(Dollars in millions)

Net sales	$28.5	$32.8	15%
Cost of sales	23.7	23.7	-

Gross margin	$4.8	$9.1	91

Operating income (loss)	$(1.0)	1.7	287

Percent of net sales:
Cost of sales	83%	72%
Gross margin	17	28
Operating income	(3)	5

Net Sales - Our Component Products Segment’s sales increased in the first quarter of 2010 as compared to the same period of 2009 due to an increase in order rates across most of our customers resulting from improving economic conditions in North America.   We estimate the favorable effect of relative changes in currency exchange rates increased our net sales by $.5 million in the first quarter of 2010 as compared to the same period of 2009.

Cost of Sales - Our Component Products Segment’s cost of sales percentage improved 11% in the first quarter of 2010 as compared to the same period of 2009 primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains from the increase in utilization of capacity.

Operating Income (Loss) - Our Component Products Segment had operating income in the first quarter of 2010 compared to an operating loss in the first quarter of 2009 primarily due to the net impact of improved gross margins as a result of improved cost of sales ratios partially offset by $1.6 million in patent litigation expenses incurred in the first quarter of 2010 as compared to nominal expenses in the same period of 2009 related to patent litigation at the Furniture Components reporting unit.  In the first three months of 2010 we estimated that relative changes in currency exchange rates decreased operating income by $.7 million.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States in Canada and Taiwan.  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the rest denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar.    Most raw materials, labor and other production costs for our foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our foreign operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in currency exchange rates had the following effects on our Compo`nent Products Segment’s net sales and operating income (loss):

	Impact of changes in currency exchange rates – 2009 vs. 2010
				Translation gain/loss- impact of rate	Total currency impact
	Transaction gains/(losses) recognized
	2009	2010	Change	changes	2009 vs 2010
	(in millions)

Impact on:
Net sales	$-	$-	$-	$.5	$.5
Operating income	-	(.1)	(.1)	(.6)	(.7)

Outlook – Demand for Component Products Segment’s products has increased as conditions in the overall economy have improved, although there is still uncertainty as to the sustainability of the related increase in sales. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we are beginning to leverage as the demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  The cost of commodity raw materials began to increase during the first quarter of 2010 and we currently expect these costs to continue to be volatile during 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

A competitor has filed claims against us for patent infringement.  We have denied the allegations of patent infringement and are seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our operating income, we expect to continue to incur costs defending against such claims during the short-term that are likely to be material to our operating income.

Waste Management -

	Three months ended
	March 31,
	2009	2010
	(In millions)

Net sales	$.8	$4.3
Cost of sales	4.6	7.0

Gross margin	$(3.8)	$(2.7)

Operating loss	$(6.5)	$(6.7)

General – We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low-level radioactive wastes (“LLRW”).  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008 and this facility began disposal operations in October 2009.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  This license was signed in September 2009.  Construction of the LLRW site is currently expected to commence in mid-2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in early 2011.  While construction for the LLRW disposal facility is pending, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts material, and to treat and store a broad range of low-level and mixed LLRW.

Net Sales and Operating Loss – The Waste Management Segment’s sales increased in the first quarter 2010 compared to the same period in 2009 primarily due to revenue associated with the disposal of certain hazardous waste which had previously been stored at Waste Management’s facility.   The Waste Management Segment’s operating loss increased primarily due to contract termination expense of $1.1 million related to an agreement to terminate a disposal contract with a former customer. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, we are in process of constructing the facilities we will need to provide “one-stop shopping” for hazardous, toxic, low-level and mixed LLRW and radioactive byproduct material.  WCS will have the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe will give WCS a significant and valuable competitive advantage in the industry once final construction is completed in mid-2011.  We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss.  Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management Segment’s operating results and cash flows.  Until we are able to increase our Waste Management Segment’s sales volumes, we generally expect to continue to report operating losses in our Waste Management Segment.  While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

We believe WCS can become a viable, profitable operation; however, we do not know when or if we will be successful in improving WCS cash flows.  We have in the past, and we may in the future, consider strategic alternatives with respect to WCS.  We could report a loss in any such strategic transaction.

General Corporate Items, Other Items, Interest Expense, Income Tax Benefit and Noncontrolling Interest - 2010 Compared to 2009

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2010 and 2009 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million in both the first quarter 2010 and 2009.

Insurance Recoveries – Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  We have agreements with certain former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.

In addition to the insurance recoveries discussed above, in the first quarter of 2010 we recognized an insurance recovery in connection with the litigation settlement discussed in Note 12 to our Condensed Consolidated Financial Statements.  NL had insurance coverage for a portion of the litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.

Other Income – In the first quarter of 2009, we recognized a pre-tax litigation settlement gain of $11.9 million related to amounts we received in the first quarter of 2009 in recovery of past environmental remediation and related legal costs we had previously incurred.  See Note 9 to our Condensed Consolidated Financial Statements.  Also in 2009 we recognized a $6.4 million gain on the sale of the assets of our research, laboratory and quality control business to The Amalgamated Sugar Company LLC. See Note 9 to our Condensed Consolidated Financial Statements.

Corporate Expenses and Other Items, Net - The $33.3 million in litigation settlements expense are discussed in Notes 7 and 12 to our Condensed Consolidated Financial Statements.  Corporate expenses were 8% lower at $7.7 million in the first quarter of 2010 compared to $8.3 million in the same period in 2009. Corporate expenses decreased primarily due to lower defined benefit pension and other postretirement benefit expense, lower environmental related expenses and lower incentive compensation expense which included certain incentive compensation paid in connection with the sale of our research and development business in the first quarter of 2009.  These decreases were partially offset by higher litigation related costs at NL. Included in corporate expense are:

•	litigation and related costs at NL (exclusive of the litigation settlement discussed above) of $2.9 million in 2010 compared to $2.5 million in 2009 and
•	environmental expenses of $.1 million in the first quarter of 2010, compared to $.9 million in the same period of 2009.

We expect our corporate expenses in 2010 will be lower than in 2009 primarily due to the lower expected pension and other postretirement benefit expense.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 12 to our Condensed Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expected to be involved during 2010, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  If these events were to occur during 2010, our corporate expenses would be higher than our current estimates. See Note 12 to our Condensed Consolidated Financial Statements.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  KII has outstanding euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding.  The interest expense we recognize on these fixed rate Notes varies with fluctuations in the euro exchange rate.

Interest expense increased to $17.4 million in the first quarter of 2010 from $16.0 million in the first quarter of 2009 primarily due to higher average debt balances at Valhi parent, higher interest rates on our European credit facility and changes in currency exchange rates which offset the effect of decreased average borrowings under Kronos’ revolving credit facilities offset somewhat by lower interest expense at CompX due to lower interest rates.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2010 as compared to 2009 due to continued higher average balances of outstanding borrowings at Valhi parent in 2010 and higher interest rates on certain of our credit facilities.

Income Tax Benefit – Our income tax benefit was $30.0 million in the first quarter of 2010 compared to $9.2 million in the first quarter of 2009. Our tax rate varies as the contribution of income from our business units changes.  Our income tax benefit in 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  Our income tax benefit in the first quarter of 2010 also includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.

We have substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009 (which amounts exclude the adjustment to such carryforwards recognized in the first quarter of 2010.  See Note 10 to our Condensed Consolidated Financial Statements).  At March 31, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 10 to our Condensed Consolidated Financial Statements for more information about our 2010 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net income was $1.5 million in the first quarter of 2010 compared to a loss of $3.4 million in the first quarter of 2009. In the first three months of 2010 we had operating income at Kronos and CompX compared to operating losses at Kronos, CompX and NL in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities increased from $18.8 million cash used in operations in the first three months of 2009 compared $16.5 million used in the first three months of 2010.  This $2.3 million net decrease in the amount of cash used was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2010 of $50.6 million, due to operating income at Kronos and CompX in 2010 compared to operating losses at all of our segments in 2009;
•	cash paid for taxes of $3.5 million in 2009 compared to cash refunds received of $15.1 million in 2010;
•	proceeds from a litigation settlement of $11.8 million received in January 2009;
•	distributions from our Chemicals Segment’s joint venture of $.8 million in 2010 compared to contributions of $1.8 million in 2009; and
•
Changes in receivables, inventories, payables and accrued liabilities in 2010 used $38.6 million of net cash, a decline of $35.7 million compared to 2009, primarily due to increased sales and production volumes.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2009 to March 31, 2010 due to the timing of collection on receivable balances;

•	Kronos’ average days sales in inventory (“DSI”) decreased slightly from December 31, 2009 to March 31, 2010;

•
CompX’s average DSO increased from December 31, 2009 to March 31, 2010.  Historically, CompX’s average December 31 DSO is low due to the timing of sales and collections in the fourth quarter.  Overall, CompX’s March 31, 2010 average DSO is comparable to March 31, 2009; and

•	CompX’s average DSI increased from December 31, 2009 to March 31, 2010 as a result of the increase in sales in the first quarter of 2010 and the related timing of inventory purchases.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	March 31,	December 31,	March 31,
	2008	2009	2009	2010

Kronos:
Days sales outstanding	64 days	68 days	56 days	61 days
Days sales in inventory	113 days	64 days	58 days	56 days

CompX:
Days sales outstanding	41 days	44 days	37 days	43 days
Days sales in inventory	70 days	80 days	64 days	67 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2009	2010
	(In millions)

Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$12.2	$16.2
Kronos	(17.4)	(15.9)
CompX	(.3)	(2.5)
Waste Control Specialists	(8.5)	(5.6)
NL exclusive of its subsidiaries	.6	(1.7)
Tremont	10.9	(.9)
Other	1.2	.3
Eliminations	(17.5)	(6.4)

Total	$(18.8)	$(16.5)

Investing and Financing Activities –

We spent $8.9 million in capital expenditures during the first three months of 2010 as follows:

•	$8.5 million in our Chemicals Segment; and
•	$.4 million in our Component Products Segment.

We had the following market transactions during the three months of 2010:

•	purchased marketable securities of $4.5 million; and
•	sold marketable securities for proceeds of $2.1 million.

During the first three months of 2010, we had net borrowings of euro 9.0 million ($13.2 million when borrowed/repaid) under Kronos’ European bank credit facility, and borrowed a net $4.7 million under Kronos’ U.S. bank credit facility.  During the first three months of 2010, we made net repayments of $1.4 million under our Contran credit facility.  We paid aggregate cash dividends of $11.4 million ($.10 per share per quarter) on our common stock in the first three months of 2010.  Distributions to noncontrolling interest in subsidiaries in the first three months of 2010 are primarily comprised of CompX dividends paid to shareholders other than NL.

Outstanding Debt Obligations

At March 31, 2010, our consolidated indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($538.0 million) due in 2013;
•	our $250 million loan from Snake River Sugar Company due in 2027;
•	KII's European revolving credit facility ($24.3 million outstanding) which matures in May 2011;
•	CompX’s promissory note payable to TIMET ($42.2 million outstanding) which is due in 2014;
•	Kronos’ U.S. revolving credit facility ($21.4 million outstanding) which matures in September in 2011;
•	Valhi’s revolving credit facility with Contran ($53.5 million outstanding) due in 2012;
•	A wholly-owned subsidiary of Valhi's promissory demand notes payable to Contran ($30.0 million outstanding) due in 2012;
•	NL’s $18.0 million promissory note issued in connection with a litigation settlement due in 2011 and 2012; and
•	WCS’ $12.0 million promissory note issued in connection with the termination of a customer contract due in 2010 through 2014; and
•	approximately $8.7 million of other indebtedness.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at March 31, 2010.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2011).  In this regard, see the discussion above in “Outstanding Debt Obligations.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2010, we had credit available under existing facilities of $97.6 million, which was comprised of:

•	$81.1(1) million under Kronos’ various U.S. and non-U.S. credit facilities; and
•	$16.5 million under Valhi’s Contran credit facility.

(1)
Consists principally of $44.5 million under Kronos’ European credit facility, $11.9 million under its Canadian credit facility and $24.7 million under its U.S. credit facility.  At March 31, 2010, the borrowing availability under Kronos’ European revolving credit facility was limited to euro 51 million ($68.9 million), and the $44.5 million amount of our unused borrowing availability at March 31, 2010 is based on this euro 51 million maximum borrowing availability.  In accordance with the terms of the European revolving credit facility, in May 2010 Kronos satisfied certain specified covenants in the facility, and as a result the maximum borrowing availability under the facility has now returned to the full euro 80 million facility size.  Had the full euro 80 million been available at March 31, 2010, the borrowing availability under Kronos’ European revolver would have increased from $44.5 million to $83.6 million.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.  As a result of covenant restrictions relating the ratio of earnings before interest and tax to cash interest expense, as defined in the CompX credit agreement, CompX would not have been able to borrow under its credit agreement during the first quarter of 2010 due to a net cumulative loss before interest and tax incurred for the first quarter of 2010 and the prior two quarters.  Any future losses before interest and tax would also likely restrict or prohibit CompX from borrowing under its credit agreement without violating the terms of the credit agreement.  However, there are no current expectations that CompX will be required to borrow on the revolving credit facility in the near term as cash flows from its operations are expected to be sufficient to fund its future liquidity requirements.

At March 31, 2010, we had an aggregate of $98.5 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

NL Parent	$37.0
Valhi exclusive of its subsidiaries	15.5
Kronos	24.0
CompX	12.4
Tremont	8.8
Waste Control Specialists	.8

Total cash and cash equivalents restricted cash And marketable securities	$98.5

Capital Expenditures –

We currently estimate that we will invest approximately $89 million in capital expenditures during 2010, as follows:
•	$43 million in our Chemicals Segment, including approximately $12 million in the area of environmental protection and compliance;
•	$4 million in our Component Products Segment; and
•	$42 million in our Waste Management Segment.

The WCS amount includes approximately $4 million in capitalized permit costs.  Capital spending for 2010 is expected to be funded through cash generated from operations and credit facilities.   Our Waste Management Segment’s LLRW disposal license was issued in January 2009 and signed in September 2009.  With the receipt of this license, WCS expects to begin construction of its LLRW facility in mid-2010.  Approximately $31 million of WCS’ planned capital spending relates to the new facility.  WCS is currently seeking financing to fund construction of these facilities, and a delay in obtaining such financing could result in a delay in the commencement of constructing the LLRW facility.  In May 2009, the Andrews County voters approved the potential bond sale of up to $75 million to provide financing for the construction.  However, the county has not yet issued the bonds, and we can provide no assurance that the bonds will be issued.

With the exception of our Waste Management Segment, in response to the current economic conditions planned capital expenditures in 2010 will be to maintain our facilities.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At March 31, 2010 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our Board of Directors.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2010 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In February 2009, Kronos’ board suspended its quarterly dividend after considering the challenges and opportunities that exist in the Ti02 products industry and we do not currently expect to receive a dividend from Kronos in 2010. NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at March 31, 2010, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2010.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX.  Instead any dividend CompX declares is paid to NL.

Our subsidiaries have various credit agreements with unrelated third-party lenders which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

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

We generally do not guarantee any indebtedness or other obligations of our subsidiaries or affiliates.  Our subsidiaries are not required to pay us dividends.  If one or more of our subsidiaries were unable to maintain its current level of dividends, either due to restrictions contained in a credit agreement or to satisfy its liabilities or otherwise, our ability to service our liabilities or to pay dividends on our common stock could be adversely impacted.  If this were to occur, we might consider reducing or eliminating our dividends or selling interests in subsidiaries or other assets.  If we were required to liquidate assets to generate funds to satisfy our liabilities, we might be required to sell at what we believe would be less than the value of such assets.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility.  We eliminate these intercompany borrowings in our Consolidated Financial Statements.  During the first quarter of 2010, WCS borrowed a net $2.4 million from our subsidiary.  WCS used these net borrowings primarily to fund its operating loss and capital expenditures.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $7.0 million at March 31, 2010 and $4.6 million at December 31, 2009.  We expect that WCS will likely borrow additional amounts during the remainder of 2010 from our subsidiary.   In addition to WCS’ borrowing availability under this facility, we currently expect WCS’ cash needs in 2010 to be provided in part by certain third-party borrowings.  If WCS is not successful in obtaining third-party borrowings, it is probable the amount WCS may borrow under this facility would be increased to compensate.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in Notes 10 and 12 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;
•	certain environmental remediation matters involving NL, Tremont and Valhi;
•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
•	certain other litigation to which we are a party.

In addition to those legal proceedings described in Note 12 to our Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements for the period ended March 31, 2010.

Critical Accounting Policies

There have been no changes in the first three months of 2010 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2009 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, please refer to Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report.  There have been no material changes in these market risks during the first three months of 2010.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in currency exchange rates.

We periodically use currency forward contracts to manage a nominal portion of currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  See Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, please refer to Note 12 to our Condensed Consolidated Financial Statements and to our 2009 Annual Report.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  Oral argument before the California Supreme Court on the question of whether the contingency fee arrangements between plaintiffs and their counsel are illegal has been scheduled for May 2010.

The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  In April 2010, a settlement was reached between the plaintiffs and NL, and the case was dismissed with prejudice as to NL.  This dismissal concludes the case.

Brown, et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 09-002458 CE).  This case involves identical claims to those raised in the 2006 Brown case described in our 2009 Annual Report on Form 10-K filed with the SEC on March 9, 2010.  In March 2010, the court dismissed the claims of all of the plaintiffs in this second Brown case.  In April 2010, the court denied plaintiffs’ motion for reconsideration of the dismissal order.

Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  In March 2010, the motion to dismiss was denied.

In January 2010, we were served with an amended complaint in Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342).  The complaint was filed against several defendants in connection with the alleged contamination of a 35 acre site in South Gate, California acquired by the plaintiff by eminent domain to construct a middle school and high school.  The plaintiff alleges that The 1230 Corporation (f/k/a Pioneer Aluminum, Inc.) operated on a portion of property within the 35 acre site and is responsible for contamination caused by its operations and that NL is liable as an alleged successor to The 1230 Corporation, which is a subsidiary of NL.  The plaintiff has brought claims for contribution, indemnity, and nuisance and is seeking past and future clean-up and other response costs.  We intend to deny liability and will defend vigorously against all of the claims.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2009 Annual report.  There have been no material changes to such risk factors during the first three months of 2010.

Item 6.                  Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date May 6, 2010	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date May 6, 2010	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)