Form 10-Q
period 2010-09-30
VALHI INC /DE/
filed 2010-11-05
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

Number of shares of the Registrant's common stock outstanding on October 29, 2010:  113,607,955.

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2009	September 30, 2010
		(unaudited)

Current assets:
Cash and cash equivalents	$68.7	$61.8
Restricted cash equivalents	8.9	7.6
Marketable securities	6.1	1.7
Accounts and other receivables, net	222.9	273.4
Inventories, net	312.0	270.2
Prepaid expenses and other	17.7	25.1
Deferred income taxes	11.9	12.1

Total current assets	648.2	651.9

Other assets:
Marketable securities	279.5	302.0
Investment in affiliates	116.1	114.1
Goodwill	396.9	397.0
Deferred income taxes	185.5	191.4
Other assets	103.5	108.4

Total other assets	1,081.5	1,112.9

Property and equipment:
Land	56.3	54.3
Buildings	293.8	284.4
Equipment	1,176.1	1,142.8
Mining properties	68.4	66.3
Construction in progress	20.7	25.4
	1,615.3	1,573.2
Less accumulated depreciation	934.7	938.9

Net property and equipment	680.6	634.3

Total assets	$2,410.3	$2,399.1

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND EQUITY	December 31, 2009	September 30, 2010
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$2.5	$5.3
Accounts payable and accrued liabilities	288.1	264.4
Income taxes	3.9	4.1
Deferred income taxes	4.7	4.5

Total current liabilities	299.2	278.3

Noncurrent liabilities:
Long-term debt	988.4	980.8
Deferred income taxes	360.7	382.2
Accrued pension costs	130.5	118.4
Accrued environmental costs	37.9	33.3
Accrued postretirement benefits costs	25.5	25.7
Other liabilities	69.7	68.3

Total noncurrent liabilities	1,612.7	1,608.7

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	-	-
Accumulated deficit	(197.7)	(201.1)
Accumulated other comprehensive income (loss)	(3.2)	5.9
Treasury stock	(38.9)	(38.9)

Total Valhi stockholders' equity	428.7	434.4

Noncontrolling interest in subsidiaries	69.7	77.7

Total equity	498.4	512.1

Total liabilities and equity	$2,410.3	$2,399.1

Commitments and contingencies (Notes 10 and 12)

See accompanying Note to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(unaudited)

Revenues and other income:
Net sales	$341.6	$413.2	$931.0	$1,185.7
Other income, net	10.9	17.7	61.9	49.6

Total revenues and other income	352.5	430.9	992.9	1,235.3

Costs and expenses:
Cost of sales	281.5	313.1	850.1	930.1
Selling, general and administrative	58.1	58.5	163.4	174.9
Litigation settlement and contract termination	-	-	-	33.3
Assets held for sale write-down	-	.5	.7	.5
Interest	17.2	16.7	49.9	51.1

Total costs and expenses	356.8	388.8	1,064.1	1,189.9

Income (loss) before income taxes	(4.3)	42.1	(71.2)	45.4

Provision for income taxes (benefit)	(13.7)	24.0	(36.6)	5.8

Net income (loss)	9.4	18.1	(34.6)	39.6

Noncontrolling interest in net income (loss) of subsidiaries	1.0	3.7	(4.0)	7.1

Net income (loss) attributable to Valhi stockholders	$8.4	$14.4	$(30.6)	$32.5

Amounts attributable to Valhi stockholders:

Basic and diluted net income (loss) per share	$.07	$.13	$(.27)	$.27

Cash dividends per share	$.10	$.10	$.30	$.30

Basic and diluted weighted average shares Outstanding	114.3	114.3	114.3	114.3

See accompanying Note to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2009	2010
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(34.6)	$39.6
Depreciation and amortization	45.7	46.6
Gain on sale of business	(6.3)	-
Gain on litigation settlement	(11.1)	-
Accrued litigation settlement and contract termination	-	33.3
Litigation settlement payments	-	(19.0)
Assets held for sale write-down	.7	.5
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(1.3)	2.1
Other postretirement benefit expense	.1	-
Deferred income taxes	(27.3)	(8.5)
Net distributions from Ti02 manufacturing joint venture	1.5	1.8
Other, net	3.2	3.8
Change in assets and liabilities:
Accounts and other receivables, net	(25.1)	(84.2)
Inventories, net	142.7	28.3
Accounts payable and accrued liabilities	1.1	(2.5)
Accounts with affiliates	(9.1)	19.1
Income taxes	(.5)	2.9
Other, net	(18.7)	(2.3)

Net cash provided by operating activities	61.0	61.5

Cash flows from investing activities:
Capital expenditures	(48.9)	(28.3)
Capitalized permit costs	(7.5)	(4.4)
Purchases of marketable securities	(4.9)	(9.8)
Proceeds from:
Disposal of marketable securities	6.6	3.6
Disposal of restricted marketable securities	-	5.2
Sale of business	6.7	.5
Real estate-related litigation settlement	11.8	-
Change in restricted cash equivalents, net	1.0	1.3
Other, net	.4	(.1)

Net cash used in investing activities	(34.8)	(32.0)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended September 30,
	2009	2010
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$353.4	$318.0
Principal payments	(313.6)	(308.1)
Deferred financing costs paid	(.7)	-
Purchases of Kronos common stock	(.1)	-
Valhi cash dividends paid	(34.1)	(34.1)
Distributions to noncontrolling interest in subsidiaries	(3.7)	(3.7)
Purchase of noncontrolling interest in subsidiary	-	(7.0)
Issuance of common stock and other	.1	.1

Net cash provided by (used in) financing activities	1.3	(34.8)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	27.5	(5.3)
Currency translation	5.0	(1.6)
Cash and cash equivalents at beginning of period	37.0	68.7

Cash and cash equivalents at end of period	$69.5	$61.8

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$40.2	$40.1
Income taxes paid (refunded), net	3.4	(10.7)

Noncash investing activities:
Note receivable from sale of business	.7	-
Accrual for capital expenditures	9.4	2.5
Accrual for capitalized permit costs	1.3	.2

Noncash financing activities:
Promissory notes payable incurred in connection with litigation settlements and contract termination	-	30.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2010

(In millions)

	Valhi Stockholders’ Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury	controlling	Total	Comprehensive
	stock	stock	capital	deficit	income(loss)	stock	interest	equity	income
	(unaudited)

Balance at December 31, 2009	$667.3	$1.2	$-	$(197.7)	$(3.2)	$(38.9)	$69.7	$498.4

Net income	-	-	-	32.5	-	-	7.1	39.6	$39.6

Other comprehensive income, net	-	-	-	-	9.1	-	4.8	13.9	13.9

Equity transaction with noncontrolling interest	-	-	.2	-	-	-	.1	.3	-

Cash dividends	-	-	(.3)	(33.8)	-	-	(3.7)	(37.8)	-

Other	-	-	.1	(2.1)	-	-	(.3)	(2.3)	-

Balance at September 30, 2010	$667.3	$1.2	$-	$(201.1)	$5.9	$(38.9)	$77.7	$512.1

Comprehensive income									$53.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which directly and through its subsidiaries owns approximately 93% of our outstanding common stock at September 30, 2010.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the SEC on March 10, 2009 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  Our results of operations for the interim periods ended September 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% controlled at September 30, 2010

Chemicals	Kronos	95%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 59% we hold directly and 36% held directly by NL.  See Note 11.  We own 83% of NL.  Our control of CompX is through NL.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)

Net sales:
Chemicals	$310.1	$376.6	$840.2	$1,076.4
Component products	29.4	35.7	87.1	102.9
Waste management	2.1	.9	3.7	6.4

Total net sales	$341.6	$413.2	$931.0	$1,185.7

Cost of sales:
Chemicals	$251.2	$281.0	$764.0	$836.3
Component products	22.4	26.1	69.1	75.3
Waste management	7.9	6.0	17.0	18.5

Total cost of sales	$281.5	$313.1	$850.1	$930.1

Gross margin:
Chemicals	$58.9	$95.6	$76.2	$240.1
Component products	7.0	9.6	18.0	27.6
Waste management	(5.8)	(5.1)	(13.3)	(12.1)

Total gross margin	$60.1	$100.1	$80.9	$255.6

Operating income (loss):
Chemicals	$22.3	$58.3	$(23.2)	$121.3
Component products	(.1)	3.1	(2.0)	7.8
Waste management	(9.0)	(8.1)	(22.2)	(22.8)

Total operating income (loss)	13.2	53.3	(47.4)	106.3

Equity in loss of investee	(.1)	(.1)	(.8)	(.2)

General corporate items:
Securities earnings	7.0	6.6	20.0	19.7
Insurance recoveries	1.4	.3	4.1	18.6
Litigation settlement gains	-	6.3	23.0	6.3
Litigation settlement expense	-	-	-	(32.2)
Gain on sale of business	-	-	6.3	-
General expenses, net	(8.6)	(7.6)	(26.5)	(22.0)
Interest expense	(17.2)	(16.7)	(49.9)	(51.1)

Income (loss) before income taxes	$(4.3)	$42.1	$(71.2)	$45.4

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.  Of the $33.3 million aggregate litigation settlement and contract termination expense we recognized in the first nine months of 2010, $1.1 million relates to WCS and is included in the determination of its operating loss, and the remaining $32.2 million relates to NL.  See Notes 7 and 12.  Component Products operating income in the third quarter of 2010 includes the effect of a $.5 million write-down of an asset held for sale, see Note 5.  Component Products operating income in the first nine months of 2009 includes the effect of a $.7 million write-down of assets held for sale, see Note 7 in our 2009 Annual Report.

Note 3 – Accounts and other receivables, net:

	December 31, 2009	September 30, 2010
	(In millions)

Accounts receivable	$204.0	$272.9
Notes receivable	3.4	3.0
Refundable income taxes	2.6	.1
Receivable from Contran – income taxes, net	16.2	-
Allowance for doubtful accounts	(3.3)	(2.6)

Total	$222.9	$273.4

Note 4 - Inventories, net:

	December 31, 2009	September 30, 2010
	(In millions)

Raw materials:
Chemicals	$56.4	$52.4
Component products	4.8	6.4

Total raw materials	61.2	58.8

Work in process:
Chemicals	18.2	13.0
Component products	6.2	6.8

Total in-process products	24.4	19.8

Finished products:
Chemicals	161.8	130.0
Component products	5.3	4.8

Total finished products	167.1	134.8

Supplies (primarily chemicals)	59.3	56.8

Total	$312.0	$270.2

Note 5 - Other noncurrent assets:

	December 31, 2009	September 30, 2010
	(In millions)

Marketable securities:
The Amalgamated Sugar Company LLC	$250.0	$250.0
Titanium Metals Corporation (“TIMET”)	28.5	45.4
Other	1.0	6.6

Total	$279.5	$302.0

Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$98.7	$96.9
Other	17.4	17.2

Total	$116.1	$114.1

Other assets:
Waste disposal site operating permits, net	$53.5	$56.9
Real-estate related note receivable	15.0	15.0
IBNR receivables	7.5	7.5
Deferred financing costs	6.0	4.1
Other intangible assets	1.4	1.0
Pension asset	.3	.3
Other	19.8	23.6

Total	$103.5	$108.4

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

Other noncurrent assets include two properties of our Component Products Segment classified as assets held for sale.  These two properties (primarily land, buildings and building improvements) were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the larger of these two properties.  Based on this appraisal, CompX recorded a write-down of $500,000 during the third quarter of 2010 to reduce the carrying value of the asset to its estimated fair value less cost to sell.  The appraisal represents a Level 2 input as defined by ASC 820-10-35.  The carrying value of the other property is not significant.  Both properties are being actively marketed; however, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of these assets.

Note 6 -  Accounts payable and accrued liabilities:

	December 31, 2009	September 30, 2010
	(In millions)

Current:
Accounts payable	$124.5	$101.1
Employee benefits	34.8	42.5
Payable to affiliates:
Contran – trade items	14.1	16.5
LPC	12.0	10.3
TIMET	-	.8
Accrued sales discounts and rebates	21.4	16.2
Environmental costs	11.0	9.3
Interest	8.0	16.4
Deferred income	7.5	4.6
Other	54.8	46.7

Total	$288.1	$264.4

Noncurrent:
Reserve for uncertain tax positions	$35.2	$41.1
Insurance claims and expenses	11.7	11.3
Employee benefits	9.2	8.5
Deferred income	8.5	1.1
Payable to affiliate – TIMET	.3	-
Other	4.8	6.3

Total	$69.7	$68.3

Note 7 - Long-term debt:

	December 31, 2009	September 30, 2010
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	54.9	86.7
Promissory note payable to Contran	30.0	30.0
Total Valhi debt	334.9	366.7

Subsidiary debt:
Kronos International: 6.5% Senior Secured Notes	574.6	534.8
European bank credit facility	13.0	-
CompX promissory note payable to TIMET	42.2	42.2
Kronos U.S. bank credit facility	16.7	-
NL promissory note (see Note 12)	-	18.0
WCS 6% promissory note payable	-	12.0
CompX bank credit facility	-	5.0
Other	9.5	7.4

Total subsidiary debt	656.0	619.4

Total debt	990.9	986.1

Less current maturities	2.5	5.3

Total long-term debt	$988.4	$980.8

Valhi - During the first nine months of 2010, we had net borrowings of $31.8 million under our Contran credit facility.  The average interest rate on these outstanding borrowings at September 30, 2010 was 5.75%.  The average interest rate on the Contran promissory note was 1.75% at September 30, 2010.  On March 31, 2010 we amended both the Contran credit facility and the Contran promissory note to extend their maturity date, and such facilities are now due on demand, but in any event no earlier than March 31, 2012, and on July 1, 2010 we amended the Contran promissory note to increase the size of the facility from $70 million to $100 million.

Kronos - During the first nine months of 2010, we repaid a net euro 9 million ($8.5 million when borrowed/repaid) under Kronos’ European credit facility and repaid a net $16.7 million under Kronos’ U.S. credit facility.    Kronos European revolving credit facility currently matures in May 2011.  On October 28, 2010 Kronos entered into the Fifth Amendment to its European credit facility, which among other things extends the maturity to October 2013, lowers the rate on outstanding borrowings to LIBOR plus 1.50% and lowers the unused commitment fee to .4%.

In May 2010, Kronos satisfied certain specified financial covenants in its European revolving credit facility, and as a result the maximum borrowing availability under such facility returned to the full euro 80 million facility size at that time.  In addition, in August 2010 Kronos satisfied the financial ratio of net secured debt to earnings before income taxes, interest and depreciation as defined in the credit facility, and as a result two financial covenants added to such credit facility in September 2009 are no longer effective, and the interest rate on outstanding borrowings under such credit facility was prospectively reduced from LIBOR plus a margin ranging from 3% to 4% to LIBOR plus 1.75%.

In April 2010, Kronos entered into an unsecured revolving credit facility with Contran pursuant to which Kronos may borrow up to $40.0 million from Contran.  The loans from Contran bear interest, payable quarterly, at the prime rate minus 0.5%, with all outstanding principal due on demand and in any event no later than December 31, 2011.  The amount of Kronos’ outstanding borrowing at any time is solely at the discretion of Contran.  As of September 30, 2010, Kronos had no borrowings outstanding from Contran.

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

CompX – During the first nine months of 2010, CompX borrowed $5.0 million under its revolving bank credit facility that matures in January 2012.  The average interest rate on this outstanding borrowing at September 30, 2010 was 3.5%.

Restrictions and Other - Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at September 30, 2010.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 8 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)

Service cost	$2.0	$2.5	$5.6	$7.7
Interest cost	7.1	6.2	20.5	19.1
Expected return on plan assets	(5.6)	(5.0)	(16.3)	(15.5)
Amortization of unrecognized:
Prior service cost	.3	.3	.9	.9
Net transition obligations	.1	.1	.3	.4
Recognized actuarial losses	1.9	1.6	5.6	4.9

Total	$5.8	$5.7	$16.6	$17.5

Other postretirement benefits - The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)

Service cost	$.1	$.1	$.2	$.3
Interest cost	.5	.4	1.5	1.1
Amortization of prior service credit	(.1)	(.1)	(.3)	(.3)
Recognized actuarial gains	(.1)	(.1)	(.2)	(.2)

Total	$.4	$.3	$1.2	$.9

Contributions - We expect to contribute the equivalent of $24.4 million and $2.5 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2010.

Note 9 - Other income, net:

	Nine months ended September 30,
	2009	2010
	(In millions)

Securities earnings:
Dividends and interest	$19.6	$19.5
Securities transactions, net	.4	.2

Total securities earnings	20.0	19.7

Equity in loss of investee	(.8)	(.2)
Currency transactions, net	9.0	4.7
Insurance recoveries	4.1	18.6
Gain on litigation settlements	23.0	6.3
Gain on sale of business	6.3	-
Other, net	.3	.5

Total	$61.9	$49.6

Insurance recoveries reflect, in part, amounts we received from certain of our former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us.  In addition, a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to the NL litigation settlement discussed in Note 12.

Litigation settlement gains received in the third quarter of 2010 are discussed in Note 12.  Litigation settlement gains in 2009 include a first quarter gain of $11.9 million related to amounts we received from Halliburton Company in recovery of past environmental remediation and related legal costs we had previously incurred, and a second quarter gain of $11.1 million related to the second closing associated with the settlement of condemnation proceedings on certain real property formerly owned by NL that is subject to environmental remediation.

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

Note 10 - Income taxes:

	Nine months ended September 30,
	2009	2010
	(In millions)

Expected tax expense (benefit), at U.S. federal Statutory income tax rate of 35%	$(24.9)	$15.9
Incremental U.S. tax and rate differences on equity in earnings	(7.7)	21.2
Non-U.S. tax rates	1.9	(3.0)
German tax attribute adjustments	-	(35.2)
Nondeductible expenses	2.2	1.7
Change in reserve for uncertain tax positions	(7.1)	5.2
U.S. state income taxes, net	.1	.9
Other, net	(1.1)	(.9)

Income tax expense (benefit)	$(36.6)	$5.8

Tax authorities are continuing to examine certain of our foreign tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense that could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by $6.1 million within the next twelve months due to certain statutes of limitation.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in Kronos’ German net operating loss carryforwards.  Accordingly, we recognized a non-cash income tax benefit of $35.2 million in the first quarter of 2010.

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to March 31, 2010, we had not recognized a deferred income tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary could no longer be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.

Note 11 - Noncontrolling interest in subsidiaries:

	December 31, 2009	September 30, 2010
	(In millions)

Noncontrolling interest in subsidiaries:
NL	$43.6	$47.1
Kronos	15.0	19.7
CompX	11.1	10.9

Total	$69.7	$77.7

	Nine months ended September 30,
	2009	2010
	(In millions)

Noncontrolling interest in net income (loss) of Subsidiaries:
NL	$(1.8)	$2.3
Kronos	(2.0)	4.5
CompX	(.2)	.3

Total	$(4.0)	$7.1

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Nine months ended
	September 30,
	2009	2010
	(In millions)

Net income (loss) attributable to Valhi stockholders	$(30.6)	$32.5

Transfers from noncontrolling interest:
Increase in additional paid-in capital for purchase of 14,000 shares of Kronos common stock	.2	-

Equity adjustment, Note 12	-	.4

Issuance of subsidiary common stock	.1	(.1)

Transfers from noncontrolling interest	.3	.3

Net income (loss) attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$(30.3)	$32.8

On November 2, 2010, Kronos completed a secondary public offering of 7.8 million shares of its common stock in an underwritten offering.  Kronos intends to use the net proceeds of $293.5 million from this offering, for general corporate purposes.  On November 4, 2010 the underwriters exercised their option to purchase an additional 1.17 million shares of its common stock to cover overallotments.  The transaction is expected to close on November 9, 2010, subject to customary closing conditions, and will generate an additional $44.1 million net proceeds to Kronos.  This disclosure does not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of Kronos’ common stock in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or other jurisdiction.  Upon completion of the offering, our aggregate ownership of Kronos was reduced to 82% (51% held directly by us and 31% held by NL), and our aggregate ownership of Kronos will be reduced to 80% (50% held directly by us and 30% held directly by NL) when the overallotment closes.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At September 30, 2010, we have not recognized any receivables for recoveries.

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

Changes in our accrued environmental costs during the first nine months of 2010 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$48.9
Reductions charged against expense, net	(.3)
Changes in currency exchange rates	(.1)
Settlement agreement	(2.0)
Payments, net	(3.9)

Balance at the end of the period	$42.6

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$9.3
Noncurrent liability	33.3

Total	$42.6

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At September 30, 2010, we accrued approximately $41 million, related to approximately 50 sites, for those environmental matters related to NL which we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $75 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At September 30, 2010, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In July 2010, Tremont, a wholly-owned subsidiary of ours, and NL entered into a settlement agreement with another PRP pursuant to which, among other things, the other PRP reimbursed us for certain remediation and legal costs we had previously incurred for certain sites related to one of our former business units, and the PRP also affirmed its full responsibility to indemnify us for all claims (environmental or otherwise) with respect to certain specified sites related to our former business unit as well as indemnify us for any future claims that may arise related to such former business unit.  As a result of the July 2010 settlement agreement, in the third quarter of 2010 we recognized a litigation settlement gain of $6.3 million, consisting of $4.0 million related to the PRP’s cash reimbursement of prior remediation and legal costs and $2.3 million related to a reduction in our accrued environmental remediation and legal settlement costs resulting from the PRP’s agreement to indemnify us.

Other -  We have also accrued approximately $2.0 million at September 30, 2010 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, insurance recoveries are recognized when the receipt is probable and the amount is determinable.

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2009 Annual Report.

Other litigation

NL - In June 2010, the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) was dismissed with prejudice in accordance with the previously reported settlement agreement. In May 2010, pursuant to such agreement, NL paid $26.0 million in cash and issued an $18.0 million long-term promissory note.  The note bears interest, payable quarterly, at the prime rate.  Fifty percent of the principal amount will be payable on each of December 1, 2011 and December 1, 2012.  The note is collateralized by shares of Kronos and CompX common stock, owned by NL, and having an aggregate market value of at least 200% of the outstanding principal amount of the promissory note.  Under certain conditions, NL has agreed to prepay up to $4.0 million principal amount of such indebtedness.

For financial reporting purposes, we classified $32.2 million of the aggregate amount payable under the settlement agreement as a litigation settlement expense in respect of certain claims made by plaintiffs in the litigation.  NL had insurance coverage for a portion of such litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.  With respect to the other claim of the plaintiffs as it relates to the repurchase of their EMS noncontrolling interest, the resulting $2.5 million increase over our previous estimate of such payment is accounted for as a reduction in stockholders’ equity in accordance with GAAP, of which $2.1 million is attributable to Valhi stockholders and $.4 million is attributable to the shareholders representing the noncontrolling interest of NL.

NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by its former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL.  There are approximately 1,226 of these types of cases pending, involving a total of approximately 2,670 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

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

CompX – CompX is involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its business.  On February 10, 2009, Humanscale Corporation (“Humanscale”) filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation pursuant to the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard support products into the U.S. by CompX’s Canadian subsidiary.  The products were alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint sought as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. On July 9, 2010, the ITC issued its final ruling that CompX had not infringed on the Humanscale patent and that the patent is invalid.  Humanscale has chosen not to appeal the ITC’s ruling.  Humanscale also had previously filed a complaint for patent infringement in the United States District Court for the Eastern District of Virginia against us involving the identical patent in question in the ITC case.  That claim was stayed by the Court pending the outcome of the ITC case.  With the issuance of the final determination in the ITC case, Humanscale has filed for dismissal of their action in the U.S. District Court.

On March 30, 2009, CompX filed in the U.S. District Court for the Eastern District of Virginia a counterclaim of patent infringement against Humanscale for infringement of certain of our keyboard support patents by Humanscale’s models 2G, 4G and 5G support arms.  A jury trial was completed on February 25, 2010 relating to CompX’s counterclaims with the jury finding that Humanscale infringed on CompX’s patents and awarded damages of approximately $20 million for past royalties.  The judge issued the final judgment on October 19, 2010 which confirms the dismissal of the Humanscale claims and the jury verdict and their award of damages in the amount of approximately $20 million.  Humanscale appealed to the U.S. Court of Appeals for the Federal Circuit the outcome of the trial prior to the issuance of the final judgment by the District Court.  Due to the uncertain nature of the on-going legal proceedings, we have not accrued a receivable for the amount of the award.

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2009 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

Note 13 - Financial instruments:

The following table summarizes the valuation of our marketable securities and financial instruments recorded at fair value:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2009:
Marketable securities:
Current	$6.1	$-	$6.1	$-
Noncurrent	279.5	28.6	.9	250.0

Currency forward contracts	1.6	1.6	-	-

September 30, 2010:
Marketable securities:
Current	1.7	-	1.7	-
Noncurrent	302.0	45.4	6.6	250.0

Currency forward contracts	3.8	3.8	-	-

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

At September 30, 2010 our Chemicals Segment held the following series of forward exchange contracts.

•
an aggregate of $82.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.04 to Cdn. $1.08 per U.S. dollar.  These contracts with Wells Fargo (formerly Wachovia Bank, National Association), mature from October 2010 through December 2011 at a rate of $5.5 million per month, subject to early redemption provisions at our option.  At September 30, 2010, the actual exchange rate was Cdn. $1.03 per U.S. dollar;

•
an aggregate $30.9 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.92 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from November 2010 through July 2011 at a rate of $2.3 million to $5.5   million per month.  At September 30, 2010, the actual exchange rate was kroner 5.95 per U.S. dollar; and

•
an aggregate euro 5.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 8.52 per euro.  These contracts with DnB Nor Bank ASA mature from October 2010 through December 2010 at a rate of euro 1.8 million per month, subject to early redemption provisions at our option.  At September 30, 2010, the actual exchange rate was kroner 7.97 per euro.

The estimated fair value of our currency forward contracts at September 30, 2010 was a $3.8 million net asset, which is included in our Condensed Consolidated Balance Sheet as $3.8 million recognized as part of Prepaid Expenses and Other. There is also a corresponding $3.8 million currency transaction gain in our Condensed Consolidated Statements of Operations.  We are not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2010, and we did not use hedge accounting for any of such contracts we held earlier in 2010 and during 2009.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2009		September 30, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$78.0	$78.0	$69.7	$69.7
Real-estate related note receivable	15.0	15.0	15.0	15.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$574.6	$466.2	$534.8	$505.7
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
CompX variable rate promissory note	42.2	42.2	42.2	42.2
Variable rate debt to Contran	84.9	84.9	116.7	116.7
Variable rate bank credit facilities	29.1	29.1	5.0	5.0
Variable rate debt to former shareholders	-	-	18.0	18.0
Other fixed-rate debt	.5	.5	12.3	12.3

Noncontrolling interest in:
NL common stock	$43.6	$57.1	$47.1	$74.8
Kronos common stock	15.0	38.4	19.7	94.5
CompX common stock	11.1	12.2	10.9	21.4

Valhi stockholders' equity	$428.7	$1,597.3	$434.4	$2,321.2

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices, Level 1 inputs as defined at each balance sheet date.  The fair value of our KII Senior Secured 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  At December 31, 2009 and September 30, 2010, the estimated market price of the 6.5% Notes was approximately euro 809 and euro 943, respectively, per euro 1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input).  Fair values of the variable interest rate note receivable and variable interest debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 5 and 7.

Note 14 – Earnings (loss) per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period.  A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)

Net income (loss) attributable to Valhi stockholders	$8.4	$14.4	$(30.6)	$32.5
Equity adjustment	-	-	-	(2.1)

Adjusted net income (loss) attributable to Valhi stockholders	$8.4	$14.4	$(30.6)	$30.4

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

We have three consolidated operating segments:

•
Chemicals – Our chemicals segment is operated through our majority ownership of Kronos.  Kronos is one of the leading global producers and marketers of titanium dioxide pigments (“TiO2”), a base industrial product used in a wide range of applications.  TiO2 is used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.

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

•
Waste Management – WCS is our wholly-owned subsidiary which owns and operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal license, which was signed in September 2009.  Construction of the low-level radioactive waste facility is currently expected to begin by the end of 2010, following the completion of some pre-construction licensing and administrative matters, and is expected to be operational in late 2011.

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
•
Customer inventory levels (such as the extent to which Kronos’ customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases);

•	Changes in our raw material and other operating costs (such as energy costs);
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2);

•	Competitive products and prices, including increased completion from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	Our ability to protect our intellectual property rights in our technology;
•	The introduction of trade barriers;
•	Restructuring transactions involving us and our affiliates;
•	Potential consolidation or solvency of our competitors;
•	Demand for high performance marine components;
•	The ability of our subsidiaries to pay us dividends (such as Kronos’ suspension of its dividend in 2009 through the third quarter of 2010);
•	Uncertainties associated with new product development;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries;
•	Our ability to renew, amend, refinance our debt or establish credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

Operations Overview

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009 -

Net income attributable to Valhi stockholders was $14.4 million, or $.13 per diluted share, in the third quarter of 2010 compared to $8.4 million, or $.07 per diluted share, in the third quarter of 2009.  As more fully discussed below, our diluted income per share increased from 2009 to 2010 primarily due to the net effects of:

•
increased operating income from our Chemicals Segment in 2010 compared to 2009, operating income from our Component Products Segment in 2010 as compared to an operating loss in 2009, and decreased operating losses at our Waste Management segment in 2010 compared to 2009;

•	a litigation settlement gain in 2010;
•	an asset held for sale write-down recognized by our Component Products Segment in 2010;
•	an income tax benefit recognized in 2009 due to a net decrease in our reserve for uncertain tax positions; and
•	an income tax expense recognized in 2010 due to a net increase in our reserve for uncertain tax positions; and
•	lower insurance recoveries in 2010.

Our net income attributable to Valhi stockholders in 2010 includes income of $.03 per diluted share related to a litigation settlement we recognized and a charge of $.04 per diluted share related to a net increase in our reserve for uncertain tax positions.

Our net income attributable to Valhi stockholders in 2009 includes income of $.01 per diluted share related to certain insurance recoveries we recognized and income of $.06 per diluted share related to a net decrease in our reserve for uncertain tax positions.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 -

Net income attributable to Valhi stockholders was $32.5 million, or $.27 per diluted share, in the first nine months of 2010 compared to a net loss attributable to Valhi stockholders of $30.6 million, or $.27 per diluted share, in the same period of 2009.  A significant portion of the net income attributable to Valhi stockholders in the first nine months of 2010 is due to an income tax benefit recognized during the first quarter discussed below.  As more fully discussed below, our diluted income per share increased from 2009 to 2010 primarily due to the net effects of:

•	operating income from our Chemicals and Component Products Segment in 2010 as compared to operating losses in 2009;
•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;
•	litigation settlement and contract termination expense in 2010;
•	lower litigation settlement gains in 2010;
•	higher insurance recoveries in 2010; and
•	a gain on the sale of a business in 2009.

Our net income attributable to Valhi stockholders in 2010 includes:

•	a non-cash deferred income tax benefit of $.21 per diluted share recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;
•	insurance recoveries of $.09 per diluted share;
•	litigation settlement gain of $.03 per diluted share;
•	a charge of $.04 per diluted share related to a net increase in our reserve for uncertain tax positions; and
•	a charge of $.16 per diluted share related to a litigation settlement and contract termination.

Our net loss attributable to Valhi stockholders in 2009 includes:

•	a gain of $.07 per diluted share as a result of a litigation settlement;
•	a gain of $.04 per diluted share gain from the sale of a business;
•	a gain of $.05 per diluted share as a result of the second closing of a litigation settlement;
•	income of $.02 per diluted share related to certain insurance recoveries we recognized; and
•	income of $.06 per diluted share, related to a net decrease in our reserve for uncertain tax positions.

Current Forecast for 2010 –

We currently expect to report net income attributable to Valhi stockholders for 2010 as compared to the net loss in 2009 primarily due to the net effects of:
•	higher operating income from our Chemicals Segment due to increased sales volumes, higher average selling prices and lower per metric ton production costs;
•	higher operating income from our Component Products Segment due to higher sales and lower legal expenses;
•
a non-cash income tax benefit of approximately $24.4 million ($.21 per diluted share) in the first quarter of 2010 as a result of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany;

•	litigation settlement and contract termination expense in 2010;
•	lower litigation settlement gains in 2010; and
•	higher operating losses at WCS as we expect more expenses associated with the limited operations of our byproduct disposal facility, which commenced operations in the fourth quarter of 2009.

Segment Operating Results - 2009 Compared to 2010 –

Chemicals -

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are partly influenced by their expectation for future changes in TiO2 selling prices.  The majority of our TiO2 grades and substantially all of our production are considered commodity pigment products; we compete for sales primarily on the basis of price.

The factors having the most impact on our reported operating results are:
•	Our TiO2 sales and production volumes,
•	TiO2 selling prices,
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar) and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended September 30,			Nine months ended September 30,
	2009	2010	% Change	2009	2010	% Change
	(Dollars in millions)

Net sales	$310.1	$376.6	21%	$840.2	$1,076.4	28%
Cost of sales	251.2	281.0	12	764.0	836.3	9

Gross margin	$58.9	$95.6	62%	$76.2	$240.1	215%

Operating income (loss)	$22.3	$58.3	162%	$(23.2)	$121.3	622%

Percent of net sales:
Cost of sales	81%	75%		91%	78%
Gross margin	19	25		9	22
Operating income (loss)	7	15		(3)	11

Ti02 operating statistics:
Sales volumes*	124	138	11%	335	408	22%
Production volumes*	129	134	4	280	392	40

Percent change in net sales:
Ti02 product pricing			16%			7%
Ti02 sales volumes			11			22
Ti02 product mix			1			1
Changes in currency exchange rates			(7)			(2)

Total			21%			28%

* Thousands of metric tons

Net Sales - Our Chemicals Segment’s sales increased 21% in the third quarter of 2010 compared to the third quarter of 2009, primarily due to a 16% increase in average TiO2 selling prices and an 11% increase in sales volumes, partially offset by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $22 million, or 7%, as compared to the same period in 2009.  Our Chemicals Segment’s net sales increased 28% in the first nine months of 2010 compared to the nine months ended September 30, 2009 primarily due to a 22% increase in sales volumes along with a 7% increase in average TiO2 selling prices, offset partially by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $19 million, or 2%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  We currently expect average selling prices in the fourth quarter of 2010 to be higher than the average selling prices in the third quarter of 2010. Our increase in sales volumes in both periods is due to higher demand across all market segments resulting from the improvement in current economic conditions.  We expect demand will continue to remain above 2009 levels for the remainder of the year.

 Cost of Sales - Our Chemicals Segment’s cost of sales percentage decreased significantly in the third quarter and first nine months of 2010 compared to the same periods last year, primarily due to the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level and due to higher selling prices in both periods of 2010 as compared to 2009.  Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first half of 2009.

In the third quarter of 2010, as compared to the same period of 2009, cost of sales were impacted by the net effects of a 4% increase in TiO2 production volumes, higher raw material costs of $5.6 million, and an increase in maintenance costs of $7.8 million which is consistent with the increased production volumes. In addition, cost of sales in the third quarter of 2010 was negatively impacted by approximately $3 million as a result of higher production costs in 2010 at our ilmenite mines in Norway.

In addition, cost of sales for the first nine months of 2010, as compared to the same period in 2009 were affected by lower raw material costs of $1.8 million, lower utility costs of $12.2 million and an increase in maintenance costs of $18.7 million. In addition, cost of sales in the first nine months of 2010 was negatively impacted by approximately $11 million as a result of higher production costs in 2010 at our ilmenite mines in Norway.

Operating Income (Loss) - Our Chemicals Segment’s operating income increased significantly in the third quarter and first nine months of 2010, primarily due to the significant increase in our gross margin and increased sales volumes.  Gross margin has increased in both periods primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected our gross margin and operating income (loss).  We estimate that changes in currency exchange rates decreased operating income (loss) by approximately $4 million and $24 million in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized an additional $1.8 million and $2.0 million of additional depreciation expense in the first nine months of 2009 and 2010, respectively, which reduced our reported Chemicals Segment operating income (loss) as compared to amounts reported separately by Kronos.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from our foreign operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our foreign operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss):

Impact of changes in currency exchange rates Three months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs 2010
	2009	2010	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(22)	$(22)
Operating income (loss)	3	5	2	(6)	(4)

Impact of changes in currency exchange rates Nine months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs 2010
	2009	2010	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(19)	$(19)
Operating income (loss)	9	5	(4)	(20)	(24)

Outlook - During 2009 and to-date in 2010, our Chemicals Segment has announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and the first nine months of 2010, with portions of the remainder expected to be implemented during the fourth quarter of 2010 and into 2011.  Our average TiO2 selling prices were 7% higher in the first nine months of 2010 as compared to the first nine months of 2009, and our average selling prices at the end of the first nine months of 2010 were 16% higher as compared to the end of 2009.  Based on an expected continuation of strong demand levels, we anticipate our average selling prices will continue to increase during the remainder of 2010 as well as into 2011.

Our Chemicals Segment implemented production curtailments in the first half of 2009 in order to reduce our inventory levels and improve our liquidity.  Overall industry pigment demand has been and is expected to continue to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  While we operated our facilities at approximately 58% of capacity during the first half of 2009, we increased our capacity utilization to approximately 94% during the second half of 2009.  We operated our plants at near full capacity utilization during the first nine months of 2010 and we currently expect to continue to operate our facilities at near full capacity levels during the remainder of 2010.  Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our products.  We also expect relative increases in our raw material, energy and freight costs during the remainder of 2010 and a portion of any future price increases would compensate for such increases in our operating costs.

We expect our Chemicals Segments operating income will be higher in 2010 as compared to 2009, as the favorable effects of the worldwide economic recovery and improving consumer confidence will continue to improve demand in all of our key market segments.  The expected increase in our sales volumes for 2010 should allow us to maintain our near full capacity utilization for the remainder of the year.  With such improved capacity utilization levels and higher expected selling prices, we expect to report improved operating and financial performance in 2010.

Overall, we expect our Chemicals Segment to report operating income in 2010 as compared to reporting an operating loss in 2009.

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

Component Products -

The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended September 30,			Nine months ended September 30,
	2009	2010	% Change	2009	2010	% Change
	(Dollars in millions)

Net sales	$29.4	$35.7	22%	$87.1	$102.9	18%
Cost of sales	22.4	26.1	16	69.1	75.3	9

Gross margin	$7.0	$9.6	37%	$18.0	$27.6	54%

Operating income (loss)	$(.1)	$3.1	2,060%	$(2.0)	$7.8	485%

Percent of net sales:
Cost of sales	76%	73%		79%	73%
Gross margin	24	27		21	27
Operating income (loss)	(1)	9		(2)	8

Net Sales - Our Component Products Segment’s net sales increased 21% in the third quarter of 2010 and 18% in the first nine months of 2010, as compared to the same periods of 2009.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.

Cost of Sales - Our Component Products Segment’s cost of sales percentage improved in the third quarter of 2010 and the first nine months of 2010 compared to the same periods in 2009.  As a result, gross margin increased over the same periods. The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

Operating Income (Loss) - Our Component Products Segment had operating income in the third quarter and first nine months of 2010, compared to operating losses in the same periods of 2009 primarily due to the impact of higher sales and the related leveraging of fixed expenses as well as lower litigation expense, partially offset by a negative impact of relative changes in currency exchange rates.  In the third quarter and first nine months of 2010 we estimated that relative changes in currency exchange rates decreased operating income by $.2 million and $1.3 million, respectively.  In addition we had a $.7 million write-down of assets held for sale in the second quarter of 2009 and $.5 million write-down of assets held for sale in the third quarter of 2010, see Note 5 to our Condensed Consolidated Financial Statements.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Our Component Products Segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year.

Overall, fluctuations in currency exchange rates had the following effects on our Component Products Segment’s net sales and operating income (loss):

Impact of changes in currency exchange rates Three months ended September 30, 2010 vs. 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2010 vs. 2009
	(in millions)
Impact on:
Net sales	$-	$-	$-	$.2	$.2
Operating Income (loss)	(.2)	(.1)	.1	(.3)	(.2)

Impact of changes in currency exchange rates Nine months ended September 30, 2010 vs. 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2010 vs. 2009
	(in millions)
Impact on:
Net sales	$-	$-	$-	$.9	$.9
Operating Income (loss)	(.2)	(.1)	.1	(1.4)	(1.3)

Outlook – Demand for Component Products Segment’s products has increased compared to the prior year as conditions in the overall economy improved somewhat during 2010, although there is still uncertainty as to the level of future sales. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates that may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in an efficient infrastructure that we are leveraging as sales improve.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  The cost of commodity raw materials began to increase during the first half of 2010 as compared to the end of 2009 and we currently expect these costs to continue to be volatile during the remainder of 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of raw materials which may result in higher inventory balances for a period of time.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

As discussed in Note 12 to our Condensed Consolidated Financial Statements, our Component Products Segment has been involved in certain patent infringement litigation, which has in the past resulted in us incurring significant litigation expense.  With regard to the litigation discussed in Note 12 where our Component Products Segment was the defendant, we have received a favorable court ruling and dismissal of the patent infringement claims and do not expect to incur any significant additional costs relating to this litigation.  With regard to the litigation where we received a favorable judgment for patent infringement against a competitor, we may incur costs during the short-term that could be material to our Component Products Segment relating to the competitor appealing the judgment.

Waste Management -

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In millions)

Net sales	$2.1	$.9	$3.7	$6.4
Cost of sales	7.9	6.0	17.0	18.5

Gross margin	$(5.8)	$(5.1)	$(13.3)	$(12.1)

Operating loss	$(9.0)	$(8.1)	$(22.2)	$(22.8)

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

Net Sales and Operating Loss – The Waste Management Segment’s sales declined in the third quarter of 2010 primarily due to the completion of storage and disposal contracts during the first six months of 2010.  The Waste Management Segment’s sales increased in the first nine months of 2010 compared to the same period in 2009, primarily due to revenue associated with an on-going storage contract and the disposal of certain hazardous waste which had previously been stored at WCS’s facility.   The Waste Management Segment’s operating loss decreased in the third quarter of 2010 compared to the same period of 2009 primarily due to decreased operating costs.  In the first nine months of 2010 the Waste Management Segment’s operating loss increased primarily due to a contract termination expense of $1.1 million related to an agreement to terminate a disposal contract with a former customer. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, we are in process of preparing to construct the facilities we will need to provide “one-stop shopping” for hazardous, toxic, low-level and mixed LLRW and radioactive byproduct material.  WCS will have the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe will give WCS a significant and valuable competitive advantage in the industry once disposal operations begin in late 2011.  We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss.  Our ability to increase our Waste Management Segment’s sales volumes through receipt of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management Segment’s operating results and cash flows.  Until we are able to increase our Waste Management Segment’s sales volumes, we generally expect to continue to report operating losses in our Waste Management Segment.  While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

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

General Corporate Items, Other Items, Interest Expense, Income Tax Benefit and Noncontrolling Interest - 2010 Compared to 2009

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2010 and 2009 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million and $19.0 million in each of the third quarters and first nine months of 2009 and 2010, respectively.

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

In addition to the insurance recoveries discussed above, our insurance recoveries in the first nine months of 2010 include an insurance recovery recognized in the first quarter of 2010 in connection with the litigation settlement discussed in Note 12 to our Condensed Consolidated Financial Statements.  NL had insurance coverage for a portion of the litigation settlement, and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

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

In July 2010, Tremont, a wholly-owned subsidiary of ours, and NL entered into a settlement agreement with another PRP pursuant to which, among other things, the other PRP reimbursed us for certain remediation and legal costs we had previously incurred for certain sites related to one of our former business units, and the PRP also affirmed its full responsibility to indemnify us for all claims (environmental or otherwise) with respect to certain specified sites related to our former business unit as well as indemnify us for any future claims that may arise related to such former business unit.  As a result of the July 2010 settlement agreement, in the third quarter of 2010 we recognized a litigation settlement gain of $6.3 million, consisting of $4.0 million related to the PRP’s cash reimbursement of prior remediation and legal costs and $2.3 million related to a reduction in our accrued environmental remediation and legal settlement costs resulting from the PRP’s agreement to indemnify us.

Corporate Expenses and Other Items, Net - The $33.3 million in litigation settlements and contract termination expense are discussed in Notes 7 and 12 of our Condensed Consolidated Financial Statements.  Corporate expenses were 12% lower at $7.6 million in the third quarter of 2010 compared to $8.6 million in the same period in 2009 and corporate expenses were 17% lower at $22.0 million in the third quarter of 2010 compared to $26.5 million in the same period in 2009. Corporate expenses decreased primarily due to lower defined benefit pension and other postretirement benefit expense, lower environmental related expenses and lower incentive compensation expense which included certain incentive compensation paid in connection with the sale of our research and development business in the first quarter of 2009.  In addition, we had lower litigation and related costs at NL. Included in corporate expense are:

•
litigation and related costs at NL (exclusive of the litigation settlement discussed above) of $1.6 million and $6.6 million in the third quarter and first nine months of 2010, respectively, compared to $2.1 million and $7.4 million in the same periods of 2009; and

•
environmental and related costs of $.5 million in the third quarter of 2010 compared to $1.3 million in the same period of 2009 and an environmental credit due to the release of previous environmental accruals of $.4 million in the first nine months of 2010, compared to an expense of $1.5 million in same period of 2009.

We expect our corporate expenses in 2010 will be lower than in 2009 primarily due to the lower expected pension and other postretirement benefit expense.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  See Note 12 to our Condensed Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2010, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  KII has outstanding euro 400 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding.  The interest expense we recognize on these fixed rate Notes varies with fluctuations in the euro exchange rate.

Interest expense decreased to $16.7 million in the third quarter of 2010 from $17.2 million in the third quarter of 2009 primarily due to lower debt balances as a result of Kronos paying off the balances of its revolving credit facilities during the quarter partially offset by higher debt balances at CompX, NL and Valhi.  Interest expense increased to $51.1 million in the first nine months of 2010 from $49.9 million in the first nine months of 2009 primarily due to higher average debt balances at Valhi parent, NL and CompX and higher interest rates on our European credit facility and changes in currency exchange rates partially offset by the effect of decreased average borrowings under Kronos’ revolving credit facilities.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2010 as compared to 2009 due to continued higher average balances of outstanding borrowings at Valhi parent in 2010 and higher interest rates on certain of our credit facilities.

Provision for Income Taxes (Benefit) – Our income tax provision was $24.0 million in the third quarter of 2010 compared to a benefit of $13.7 million in the third quarter of 2009. Our tax provision was $5.8 million in the first nine months of 2010 compared to a $36.6 million benefit in the first nine months of 2009.  Our tax rate varies as the contribution of income from our business units changes.  The income tax expense for the third quarter and first nine months of 2010 includes a charge of $4.4 million and $5.2 million, respectively, related to an increase in the reserve for uncertain tax positions compared to a benefit of $8.3 million and $7.1 million in the third quarter and first nine months of 2009, respectively, related to a decrease in the reserve for uncertain tax positions.  Our income tax expense in the first nine months of 2010 includes a $35.2 million income tax benefit related to a European Court ruling in the first quarter of 2010 that resulted in a favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  Our income tax provision’s in the first nine months of 2010 also includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary recognized in the first quarter of 2010.

We have substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009), which amounts exclude the adjustment to such carryforwards recognized in the first quarter of 2010 (see Note 10 to our Condensed Consolidated Financial Statements).  At September 30, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 10 to our Condensed Consolidated Financial Statements for more information about our 2010 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net income was $3.7 million in the third quarter of 2010 compared to $1.0 million in the third quarter of 2009, and $7.1 million in the first nine months of 2010 compared to a loss of $4.0 million in the first nine months of 2009. In the third quarter of 2010 we had operating income at CompX compared to operating losses in the third quarter and first nine months of 2009.  In the first nine months of 2010 we had operating income at each of Kronos, NL and CompX compared to operating losses in each of the subsidiaries in the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities increased slightly from $61.0 million cash provided by operations in the first nine months of 2009 to $61.5 million provided in the first nine months of 2010.  This $.5 million net increase in the amount of cash used was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2010 of $153.7 million, due to operating income at Kronos and CompX in 2010 compared to operating losses at all of our segments in 2009;
•	lower cash paid for taxes of $14.1 million in 2010 due to our lower earnings in 2009;
•	proceeds from a litigation settlement of $11.8 million received in January 2009;
•	the $19.0 million paid in 2010 in relation to a litigation settlement expense;
•	proceeds of $4.0 million from a litigation settlement received in July, 2010; and
•
changes in receivables, inventories, payables and accrued liabilities in 2010 used $29.7 million of net cash, a decline of $134.6 million compared to 2009, primarily due to increased sales and production volumes.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2009 to September 30, 2010 due to the timing of collections on receivable balances;

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2009 to September 30, 2010;

•
CompX’s average DSO increased from December 31, 2009 to September 30, 2010.  Historically, CompX’s average December 31 DSO is low due to the timing of sales and collections in the fourth quarter.  Overall, CompX’s September 30, 2010 average DSO is comparable to September 30, 2009; and

•	CompX’s average DSI was flat from December 31, 2009 to September 30, 2010 as a result of the increase in sales in the first quarter of 2010 and the related timing of inventory purchases.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	September 30,	December 31,	September 30,
	2008	2009	2009	2010

Kronos:
Days sales outstanding	64 days	64 days	56 days	62 days
Days sales in inventory	113 days	48 days	58 days	42 days

CompX:
Days sales outstanding	41 days	43 days	37 days	45 days
Days sales in inventory	70 days	70 days	64 days	63 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2009	2010
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$63.5	$67.7
Valhi exclusive of subsidiaries	21.5	30.5
CompX	10.7	5.8
WCS	(9.8)	(14.9)
NL exclusive of its subsidiaries	(4.2)	(8.2)
Tremont	8.8	(.2)
Other	.6	-
Eliminations	(30.1)	(19.2)

Total	$61.0	$61.5

Investing and Financing Activities –

We spent $28.3 million in capital expenditures during the first nine months of 2010 as follows:

•	$24.4 million in our Chemicals Segment;
•      $2.4 million in our Waste Management Segment; and
•	$1.5 million in our Component Products Segment.

We had the following market transactions during the nine months of 2010:

•	purchased marketable securities of $9.8 million;
•	sold marketable securities for proceeds of $3.6 million; and
•
reduced restricted cash and restricted marketable securities by a total of $5.2 million due to the release of funds to us from escrow related to a litigation settlement and due to the reduction of one of our letters of credit.

During the first nine months of 2010, we had net repayments of euro 9 million ($8.5 million when borrowed/repaid) under Kronos’ European bank credit facility, repaid a net $16.7 million under Kronos’ U.S. bank credit facility, and had net borrowings of $5.0 million under CompX’s revolving credit facility.  During the first nine months of 2010, we had net borrowings of $31.8 million under our Contran credit facility.  We paid aggregate cash dividends of $34.1 million ($.10 per share per quarter) on our common stock in the first nine months of 2010.  Distributions to noncontrolling interest in subsidiaries in the first nine months of 2010 are primarily comprised of CompX dividends paid to shareholders other than NL and NL dividends paid to shareholders other than us.

Outstanding Debt Obligations

At September 30, 2010, our consolidated indebtedness was comprised of:

•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($534.8 million) due in 2013;
•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	CompX’s promissory note payable to TIMET ($42.2 million outstanding) which is due in 2014;
•	Valhi’s revolving credit facility with Contran ($86.7 million outstanding) due in 2012;
•	A wholly-owned subsidiary of Valhi's promissory demand notes payable to Contran ($30.0 million outstanding) due in 2012;
•	NL’s $18.0 million promissory note issued in connection with a litigation settlement due in 2011 and 2012;
•	WCS’ $12.0 million promissory note issued in connection with the termination of a customer contract due in 2010 through 2014;
•	CompX’s revolving credit facility ($5.0 million outstanding) due in January 2012; and
•	approximately $7.4 million of other indebtedness.

On October 28, 2010 Kronos entered into the Fifth Amendment to its European credit facility, which among other things extends the maturity to October, 2013, lowers the rate on outstanding borrowings to LIBOR plus 1.50% and lowers the unused commitment fee to .4%.  See Note 7 to our Condensed Consolidated Financial Statements.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at September 30, 2010.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units.  As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities.  Such activities have in the past and may in the future involve related companies.  From time to time we and our subsidiaries may enter into intercompany loans as a cash management tool.  Such notes are structured as revolving demand notes and pay and receive interest on terms we believe are more favorable than current debt and investment market rates.  The companies that borrow under these notes have sufficient borrowing capacity to repay the notes at anytime upon demand.  All of these notes and related interest expense and income are eliminated in our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2011).  In this regard, see the discussion above in “Outstanding Debt Obligations.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2010, we had credit available under existing facilities of approximately $238 million, which was comprised of:

•	$200(1) million under Kronos’ various U.S. and non-U.S. credit facilities;
•	$25 million under CompX’s bank credit facility, and
•	$13(2) million under Valhi’s Contran credit facility.

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

Although CompX has $32.5 million in availability under its bank credit facility, at September 30, 2010 CompX could only borrow $25 million and still be in compliance with its debt covenants.  Lower future results could further restrict or prohibit CompX’s borrowings under the Credit Agreement.  We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At September 30, 2010, we had an aggregate of $123.5 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

NL exclusive of its subsidiaries	$37.4
Kronos	47.6
Valhi exclusive of its subsidiaries	18.1
CompX	10.7
Tremont	9.3
WCS	.4

Total cash and cash equivalents restricted cash And marketable securities	$123.5

Capital Expenditures –

We currently estimate that we will invest approximately $69 million in capital expenditures during 2010, as follows:
•	$46 million in our Chemicals Segment, including approximately $12 million in the area of environmental protection and compliance;
•	$4 million in our Component Products Segment; and
•	$19 million in our Waste Management Segment.

The WCS amount includes approximately $5 million in capitalized permit costs.  Capital spending for 2010 is expected to be funded through cash generated from operations and credit facilities.   Our Waste Management Segment’s LLRW disposal license was issued in January 2009 and signed in September 2009.  With the receipt of this license, WCS expects to begin construction of its LLRW facility in late 2010.  Approximately $12 million of WCS’ planned capital spending relates to the new facility.  WCS is currently seeking financing to fund construction of these facilities, and a delay in obtaining such financing could result in a delay in constructing the LLRW facility.  In May 2009, the Andrews County voters approved a potential bond sale of up to $75 million to provide financing for the construction.  The county began the process of issuing the bonds in the third quarter of 2010, and we expect to receive funds from the bonds prior to the end of the year.

Compared to 2009, Kronos has increased planned capital expenditures in 2010 as we had significantly lowered capital expenditures in 2009 in response to the economic conditions and as part of our efforts to improve our liquidity.  In response to the current economic conditions, planned capital expenditures in 2010 at CompX will be to maintain our facilities.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At September 30, 2010 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our board of directors.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At September 30, 2010 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In February 2009, Kronos’ board suspended its quarterly dividend after considering the challenges and opportunities that exist in the Ti02 products industry. On October 7, 2010 Kronos’ board of directors determined to resume its regular quarterly dividend, and declared a cash dividend of $.25 per share, payable on December 23, 2010.  Based on the 29.0 million shares of Kronos we held directly at September 30, 2010, we will receive $7.2 million from Kronos in the fourth quarter of 2010, and our annual dividends from Kronos would be $29.0 million.  NL’s current quarterly cash dividend is $.125 per share, although in the past NL has paid a dividend in the form of Kronos common stock.  If NL continues to pay its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at September 30, 2010, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2010.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX.  Instead any dividend CompX declares is paid to NL.

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

On November 2, 2010, Kronos completed a secondary public offering of 7.8 million shares of its common stock in an underwritten offering.  Kronos intends to use the net proceeds of $293.5 million from this offering, for general corporate purposes.  On November 4, 2010, the underwriters exercised their option to purchase an additional 1.17 million shares of its common stock to cover overallotments.  The transaction is expected to close on November 9, 2010, subject to customary closing conditions, and will generate an additional $44.1 million net proceeds to Kronos.  See Note 11 to our Condensed Consolidated Financial Statements.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility.  We eliminate these intercompany borrowings in our Consolidated Financial Statements.  During the first nine months of 2010, WCS borrowed a net $17.9 million from our subsidiary.  WCS used these net borrowings primarily to fund its operating loss and capital expenditures.  The outstanding amount of this intercompany borrowing, which is eliminated in our Condensed Consolidated Financial Statements, was $22.5 million at September 30, 2010 and $4.6 million at December 31, 2009.  We expect that WCS will likely borrow additional amounts during the remainder of 2010 from our subsidiary.   In addition to WCS’ borrowing availability under this facility, we currently expect WCS’ cash needs in 2010 to be provided in part by certain third-party financing.  If WCS is not successful in obtaining third-party financing, it is probable the amount WCS may borrow under this facility would be increased to compensate.

In June 2010, NL entered into a promissory note with Valhi that allows NL to borrow up to $40 million.  We also eliminate any such intercompany borrowings in our Consolidated Financial Statement.  NL has borrowed a net $9.2 million from us.  We expect that NL will likely borrow additional amounts from us during the remainder of 2010.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements expected to have a material impact for the first nine months of 2010.

Critical Accounting Policies

There have been no changes in the first nine months of 2010 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2009 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and equity security prices.  For a discussion of such market risk items, please refer to Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report.  There have been no material changes in these market risks during the first nine months of 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, please refer to Note 12 to our Condensed Consolidated Financial Statements and to our 2009 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2010.

Circuit Court Cases in Milwaukee County, Wisconsin.  In September 2010, NL filed motions for summary judgment based on constitutional grounds in the Clark and Gibson cases and the plaintiffs in the Stokes, Owens and Burton cases filed motions to strike NL’s constitutional defenses.

Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075).  In September 2010, the plaintiff filed a motion to strike NL’s constitutional defenses.

Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  In September 2010, the trial court denied NL’s motion for summary judgment.

New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  In October 2010, the Third-Party Defendants filed a motion to sever and stay the Third-Party Action pending resolution of the State’s claims against the direct defendants and all parties have begun discussions to develop a global Alternative Dispute Resolution process.

Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  Trial has been scheduled to begin in October 2011.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2009 Annual report.  There have been no material changes to such risk factors during the first nine months of 2010.

Item 6.                      Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date November 5, 2010	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date November 5, 2010	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)