Form 10-K
period 2010-12-31
VALHI INC /DE/
filed 2011-03-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2010

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

The aggregate market value of the 5.6 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2010 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $69.1 million.

As of March 4, 2011, 113,381,167 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.   BUSINESS

Valhi, Inc. (NYSE: VHI) is primarily a holding company.  We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc. and Waste Control Specialists LLC (“WCS”).  Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE Amex: CIX) each file periodic reports with the U.S. Securities and Exchange Commission (“SEC”).

Our principal executive offices are located at Three Lincoln Center, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Our telephone number is (972) 233-1700.  We maintain a worldwide website at www.valhi.net.

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation.  We are majority owned by subsidiaries of Contran, which own approximately 94% of our outstanding common stock at December 31, 2010.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Key events in our history include:
•	1979 – Contran acquires control of LLC;
•	1981 - Contran acquires control of our other predecessor company;
•	1982 - Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
•	1984 - Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
•	1986 - Contran acquires control of NL, which at the time owns 100% of Kronos and a 50% interest in Titanium Metals Corporation (“TIMET”);
•	1987 - LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
•	1988 - NL spins-off an entity that includes its investment in TIMET;
•	1995 - WCS begins start-up operations;
•	1996 - TIMET completes an initial public offering;
•	2003 – NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
•	2004 through 2005 - NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;
•	2007 – We distribute all of our TIMET common stock to our shareholders through a stock dividend;
•	2008 – WCS receives a license for the disposal of byproduct material and begins construction of the byproduct facility infrastructure;
•	2009 – WCS receives a license for the disposal of Class A, B and C low-level radioactive waste and completes construction of the byproduct facility;
•	2010 – Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%; and
•	2011 – WCS begins construction on its low-level and mixed low-level radioactive waste disposal facility.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Valhi, Inc. and its subsidiaries, taken as a whole.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) include, but are not limited to, the following:

•	Future supply and demand for our products;
•	The extent of the dependence of certain of our businesses on certain market sectors;
•	The cyclicality of certain of our businesses (such as Kronos’ titanium dioxide pigment (“TiO2”) operations);
•
Customer inventory levels (such as the extent to which Kronos’ customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2in advance of anticipated price decreases;

•	Changes in raw material and other operating costs (such as energy costs);
•	Changes in the availability of raw materials (such as ore);
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

•	The ultimate resolution of pending litigation (such as NL's lead pigment litigation, environmental and other litigation, Kronos’ class action litigation and CompX’s patent litigation);
•	Uncertainties associated with the development of new product features;
•	Our ability to comply with covenants contained in our revolving bank credit facilities;
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

Segments

We have three consolidated operating segments at December 31, 2010:

Chemicals Kronos Worldwide, Inc.
Our chemicals segment is operated through our majority control of Kronos.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), a base industrial product used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.

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

Waste Management Waste Control Specialists LLC
WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal license, which was signed in September 2009.  Construction of the low-level radioactive waste facility began in January 2011, and the facility is expected to be operational in late 2011.

For additional information about our segments and equity investments see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 7 to our Consolidated Financial Statements.

CHEMICALS SEGMENT - KRONOS WORLDWIDE, INC.

Business Overview -   Through our majority-controlled subsidiary, Kronos, we are a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  We, along with our distributors and agents, sell and provide technical services for our products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America.  We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

TiO2 is a white inorganic pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness, opacity and durability.  TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, food and cosmetics.  TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power (or opacity), which is the ability to cover or mask other materials effectively and efficiently.  TiO2 is designed, marketed and sold based on specific end-use applications.

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment.  In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation.  Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner.  Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of end-use markets as white pigments.  However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

 TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption, excluding China, has grown at a compound annual growth rate of approximately 2.6% since 1990.  Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2.  We believe that North America and Western Europe account for approximately 24% and 33% of global TiO2 consumption, respectively.  Markets for TiO2 are increasing in South America, the Far East and China and we believe they will become significant as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has modestly increased primarily due to debottlenecking existing chloride production facilities.  However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues.  Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories.  As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase during 2010.  Further increases in TiO2 selling prices are expected to be implemented in 2011.  We believe the decreased capacity, higher demand and improved pricing should result in improved operating rates and product margins for TiO2 producers.

Products and End-Use Markets -  We, including our predecessors, have produced and marketed TiO2 in North America and Europe, our primary markets, for over 80 years.  In Europe and North America, we estimate our current market share at 22% and 19%, respectively.  We believe we are the largest producer of TiO2 in Europe with approximately one-half of our sales volumes attributable to markets in Europe.  The table below shows our market share for our significant markets, Europe and North America, for the last three years.

	Years Ended December 31,
	2008	2009	2010

Europe	19%	19%	22%
North America	16%	16%	19%

We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 14% share of worldwide TiO2 sales volume in 2010.  Overall, we are the world’s third-largest producer of TiO2.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics and paper manufacturers.  We ship TiO2 to our customers in either a powder or slurry form via rail, truck or ocean carrier.  Sales of our core TiO2 pigments represented approximately 90% of our net sales in 2010.  We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets: coatings, plastics and paper.  The following tables show our approximate sales volume by geographic region and end use for the year ending December 31, 2010:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End Use

Europe	53%	Coatings	52%
North America	33%	Plastics	35%
Asia Pacific	10%	Other	8%
Rest of World	4%	Paper	5%

Some of the principal applications for our products include the following:

TiO2 for Coatings.  Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings.  The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired.  Generally, the higher the opacity requirement of the coating, the greater the TiO2 content.

TiO2 for Plastics.  We produce TiO2 pigments that improve the optical and physical properties in plastics, including whiteness and opacity.  TiO2 is used to provide opacity in items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding.  TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages.  TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color.  TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market.  In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles and packaging and agricultural films.

TiO2 for Paper.  Our TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper, to provide whiteness, brightness, opacity and color stability.  Although we sell our TiO2 to all segments of the paper end-use market, our primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure.  The top layer of paper contains TiO2 and is the layer that is printed with decorative patterns.  Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard.  TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for Other Applications.  We produce TiO2 to improve the opacity and hiding power of printing inks.  TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures.  Our TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent.  In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance.  Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

We produce high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste.  Our TiO2 is also found in food products, such as candy and confectionaries, and in pet foods where it is used to obtain uniformity of color and appearance.  In pharmaceuticals, our TiO2 is used commonly as a colorant in pill and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance.  Kronos® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our net sales in 2010:

•
We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  We commenced production from our second mine in 2009.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants.  We believe we have a significant competitive advantage because our mines supply our feedstock requirements for all of our European sulfate-process plants.  We also sell ilmenite ore to third-parties, some of whom are our competitors.  The mines have estimated ilmenite reserves that are expected to last at least 60 years.

•
We manufacture and sell iron-based chemicals, which are co-products and processed co-products of the sulfate and chloride process TiO2 pigment production.  These co-product chemicals are marketed through our Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream specialty products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate productions are used in pearlescent pigments, natural gas pipe and other specialty applications.

Manufacturing, Operations and Properties - We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Many end-use applications can use either form, especially during periods of TiO2 supply tightness such as we are currently experiencing.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2010, chloride process production facilities represented approximately 60% of industry capacity.  The sulfate process represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

•
Chloride Process.  The chloride process is a continuous process in which chlorine is used to extract rutile TiO2.  The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield, less waste, lower energy requirements and lower labor costs.  This process has also gained market share over the sulfate process because of the relatively lower upfront capital investment in plant and equipment required.  The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used.  The chloride process produces an intermediate base pigment with a wide range of properties.

•
Sulfate Process.  The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag.  After separation from the impurities in the ore (mainly iron) the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatment.

We produced 524,000 metric tons of TiO2 in 2010, up from the 402,000 metric tons we produced in 2009.  Such production amounts include our 50% interest in the TiO2 manufacturing joint-venture discussed below.  Our average production capacity utilization rates were near full capacity in 2008 and 2010 and approximately 76% in 2009.  In late 2008, and as a result of the sharp decline in global demand, we experienced a build up in our inventory levels.  In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009.  Consequently, our average production capacity utilization rates were approximately 58% during the first half of 2009 as compared to 94% during the second half of 2009.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Our production capacity in 2010 was 532,000 metric tons, approximately three-fourths of which was from the chloride production process.  The following table presents the division of our 2010 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate

Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	41%	26%

Nordenham, Germany	TiO2 production, sulfate process, co-products	-	40

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	20	-

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	20

Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	20	14

Lake Charles, Louisiana (3)	TiO2 production, chloride process	19	-

Total		100%	100%

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer or its affiliates provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years.

(3)
We operate this facility in a 50/50 joint venture with Tioxide Americas Inc., a subsidiary of Huntsman Corporation.  See Note 7 to our Consolidated Financial Statements and “TiO2 Manufacturing Joint Venture.”

We own the land underlying all of our principle production facilities unless otherwise indicated in the table above.

Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that our annual attainable production capacity for 2011 is approximately 532,000 metric tons and we currently expect we will operate at near full production capacity for the year.

We also operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  In addition, we operate a rutile slurry manufacturing plant in Lake Charles, Louisiana, which converts dry pigment manufactured at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

We have various corporate and administrative offices located in the U.S., Germany, Norway, Canada and Belgium and various sales offices located in the U.S., Canada, Belgium, France, the Netherlands and the U.K.

TiO2 Manufacturing Joint Venture -  Kronos Louisiana, Inc., one of our subsidiaries, and Huntsman Corporation each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P., or LPC.  LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana.  We and Huntsman share production from the plant equally pursuant to separate offtake agreements.

A supervisory committee directs the business and affairs of the joint venture, including production and output decisions.  This committee is composed of four members, two of whom we appoint and two of whom Huntsman appoints.  Two general managers manage the operations of the joint venture acting under the direction of the supervisory committee.  We appoint one general manager and Huntsman appoints the other.

We are required to purchase one-half of the TiO2 produced by the joint venture.  The joint venture is not consolidated in our financial statements, because we do not control it.  We account for our interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture.  We share all costs and capital expenditures equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced.  Our share of net costs is reported as cost of sales as the TiO2 is sold.  See Notes 6 and 7 to our Consolidated Financial Statements.

Raw Materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011 and from Exxaro TSA Sands (PTY) LTD under a supply contract that expires in December 2013.  We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015.  We purchase natural rutile ore primarily from Iluka Resources, Limited under contracts that expire at the end of 2011.  In the past we have been, and we expect in the future, we will continue to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2010.  We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014.  We expect the raw materials purchased under these contracts to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials purchased or mined in 2010.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	439

Sulfate process plants:
Ilmenite ore mined and used internally	328
Purchased slag	31

Sales and Marketing - Our marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts.  Because TiO2 represents a significant raw material cost for our customers, the purchasing decisions are often made by our customers’ senior management.  We work to maintain close relationships with the key decision makers, through in-depth frequent in-person meetings.  We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organization using our direct sales force and technical service group to accomplish this objective.  We believe this has helped build customer loyalty to Kronos and strengthen our competitive position.  Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses.  Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices.  This focus includes continuously reviewing and optimizing our customer and product portfolios.

Our marketing strategy is also aimed at working directly with customers to monitor the success of our products in their end-use applications, evaluate the need for improvements in product and process technology and identify opportunities to develop new product solutions for our customers.  Our marketing staff closely coordinates with our sales force and technical specialists to ensure that the needs of our customers are met, and to help develop and commercialize new grades where appropriate.

We sell a majority of our products through our direct sales force  operating from six sales offices in Europe and one sales office in North America.  We also utilize sales agents and distributors who are authorized to sell our products in specific geographic areas.  In Europe, our sales efforts are conducted primarily through our direct sales force and our sales agents.  Our agents do not sell any TiO2 products other than Kronos® brand products.  In North America, our sales are made primarily through our direct sales force and supported by a network of distributors.  In addition to our direct sales force and sales agents, many of our sales agents also act as distributors to service our smaller customers in all regions.  We offer the same high level of customer and technical service to the customers who purchase our products through distributors as we offer to our larger customers serviced by our direct sales force.

We sell to a diverse customer base and no single customer made up more than 10% of our sales for 2010.  Our largest ten customers accounted for approximately 27% of sales in 2010.

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  We have historically operated our production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize our per-unit production costs.  As a result, we normally will build inventories during the first and fourth quarters of each year, in order to maximize our product availability during the higher demand periods normally experienced in the second and third quarters.

Competition - The TiO2 industry is highly competitive.  We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service.  During 2010, we had an estimated 14% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie.  The top five TiO2 producers account for approximately 63% of the world’s production capacity.  The following chart shows our estimate of worldwide production capacity in 2010:

Worldwide Production Capacity – 2010

DuPont	23%
Cristal	14%
Kronos	10%
Huntsman	9%
Tronox	7%
Other	37%

DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor.  Tronox filed for Chapter 11 bankruptcy protection in January 2009, and has continued to operate as a debtor-in-possession until February 2011, at which time it emerged from Chapter 11.  It remains unclear to what extent Tronox will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings, which in part compensated for the shut down of Ti02 plants in France, the United States and China.

  Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects.  Although overall industry pigment demand is expected to be higher in 2011 as compared to 2010 as a result of improving worldwide economic conditions, we do not expect any significant efforts will be undertaken by us or our competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from our expectations, ours and the TiO2 industry’s performance could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or expand existing capacity.  In addition, we believe the suppliers of titanium-containing feedstock do not currently have the ability to supply the raw materials that would be required to operate any such new TiO2 production capacity until they have invested in additional infrastructure required to expand their own production capacity, which we believe will take a few years to complete. We are not aware of any TiO2 plants currently under construction and we believe it is unlikely any new plants will be constructed in Europe or North America in the foreseeable future.

Research and Development - We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications.  Our expenditures for these activities were approximately $12 million in each of 2008 and 2009 and $13 million in 2010.  We expect to spend $18 million to $20 million on research and development in 2011.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles.  Since 2005, we have added four new grades for plastics and coatings.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights - We have a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing our patents, primarily in the United States, Canada and Europe.  We also protect our trademark and trade secret rights and have entered into license agreements with third parties concerning various intellectual property matters.  We have also from time to time been involved in disputes over intellectual property.

Patents.  We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products.  Our patent strategy is important to us and our continuing business activities.  In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe.  U.S. Patents are generally in effect for 20 years from the date of filing.  Our U.S. patent portfolio includes patents having remaining terms ranging from one year to 20 years.

Trademarks and Trade Secrets.  Our trademarks, including Kronos®, are covered by issued and or pending registrations, including in Canada and the United States.  We protect the marks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks.  We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures.  We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees - As of December 31, 2010, Kronos employed the following number of people:

Europe	2,000
Canada	400
United States (1)	40

Total	2,440

(1) Excludes employees of our Louisiana joint venture.

The employees at each of our production facilities are organized by labor unions.  In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, our union employees are covered by a collective bargaining agreement that expires in 2013.

Regulatory and Environmental Matters - Our operations and properties are governed by various environmental laws and regulations, which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees.  Certain of our operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to comply with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require us to make capital and other expenditures to comply, and could adversely affect  our consolidated financial position and results of operations or liquidity.

Our U.S. manufacturing operations are governed by federal, state and local environmental and worker health and safety laws and regulations.  These include the Resource Conservation and Recovery Act, (or “RCRA”), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control (“TSCA”) Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, or CERCLA, as well as the state counterparts of these statutes.  Some of these laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of, and were not responsible for, such contamination.  These laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person.  Although we have not incurred and do not currently anticipate any material liabilities in connection with such environmental laws, we may be required to make expenditures for environmental remediation in the future.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union, or the EU.  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after the EU.

At our sulfate plant facilities in Germany, we recycle spent sulfuric acid either through contracts with third parties or at our own facilities.  In addition, at our German locations we have a contract with a third-party to treat certain sulfate-process effluents.  At our Norwegian plant, we ship spent acid to a third party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically we establish compliance programs to resolve these matters.  Occasionally, we may pay penalties.  To date such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity.  We believe that all of our facilities are in substantial compliance with applicable environmental laws.

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central data base.  REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe.  Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase our production costs.  We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU.  We spent $.5 million in 2008, $.7 million in 2009 and $2.6 million in 2010 on REACH compliance and we do not anticipate that future compliance costs will be material to us.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs in 2010 were $20 million and are currently expected to be approximately $21 million in 2011.

COMPONENT PRODUCTS SEGMENT - COMPX INTERNATIONAL INC.

Business Overview - Through our majority-controlled subsidiary, CompX, we manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, toolboxes, appliances, banking equipment, vending equipment and computer related equipment.   Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

Manufacturing, Operations and Products - We manufacture mechanical and electrical cabinet locks and other locking mechanisms for sale to the postal, office and institutional furniture, transportation, vending, tool storage, banking, general cabinetry and other industries.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  Our security products are used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments, gas station security, bank bags and parking meters. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including our TuBar® and our KeSet® and System 64 high security systems, which allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
our innovative eLock electronic locks which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of our security product sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to lock distributors and smaller original equipment manufacturers (“OEMs”) via our STOCK LOCKS® distribution program.

We manufacture a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as file cabinets, desk drawers, computer related equipment, home appliances, tool storage cabinets, imaging equipment, automated teller machines and other applications.  These products are manufactured to customer specifications and include:

•	our patented Integrated Slide Lock which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;
•	our patented adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic toolboxes, from opening while in movement;
•	our Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers;
•
articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible user strains and stress and maximize usable workspace), along with our patented LeverLock keyboard arm, which is designed to make ergonomic adjustments to the keyboard arm easier;

•	CPU storage devices which minimize adverse effects of dust and moisture on desktop computers;
•	flat panel computer monitor support systems designed to support one to eight screens which can be adjusted for tilt, swing and rotation to enable achievement of the correct ergonomic position; and
•	complementary ergonomic accessories, such as ergonomic wrist rest aids and mouse pad supports.

We also manufacture and distribute stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance boats.  Our specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	controls, throttles, steering wheels and other billet accessories; and
•	dash panels, LED lighting, rigging and other accessories.

Our Component Products Segment operated the following manufacturing facilities at December 31, 2010:

Security Products	Furniture Components	Marine Components
Mauldin, SC	Kitchener, Ontario	Neenah, WI
Grayslake, IL	Byron Center, MI	Grayslake, IL
Taipei, Taiwan

We also lease a distribution facility located in California.

Raw Materials – Our primary raw materials are:

•	coiled steel (used in the furniture components business unit for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	zinc and brass (used in the security products business unit for the manufacture of locking mechanisms);
•	stainless steel (used in the marine components business unit for the manufacture of exhaust headers and pipes and other components; and
•	plastic resins (used primarily in the furniture components business unit for injection molded plastics employed in the manufacturing of ergonomic computer support systems).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 17% of our total cost of sales for 2010.

We occasionally enter into supply arrangements for our commodity related raw materials to mitigate the short-term impact of future increases in raw material prices that are affected by commodity markets.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes, which helps us stabilize our commodity related raw material costs. Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks – Our Component Products Segment holds a number of patents relating to its component products, certain of which are believed to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 12 years at December 31, 2010.  Our major trademarks and brand names include:

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
Lockview® Software

Sales, Marketing and Distribution - A majority of our Component Products Segment sales are direct to large OEM customers through our factory-based sales and marketing professionals and with engineers working in concert with field salespeople and independent manufacturers' representatives. We select manufacturers' representatives based on special skills in certain markets or relationships with current or potential customers.

A significant portion of our Security Products sales are made through distributors.  We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel.  We support our locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

A significant portion of our Furniture Component ergonomic product sales are made through value-added resellers and distributors.  Value-added resellers generally provide services to end-customers in addition to those of a distributor, such as installation services or packaging our products with other products.  We support our ergonomic value-added resellers by providing them with products that may be customized or packaged to meet their needs.  We support our ergonomic distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2010, our ten largest customers accounted for approximately 38% of our total sales; however, no one customer accounted for more than 10% of our sales.  Of the 38% of total sales, 13% related to two security products customers, 12% related to five furniture components customers and 13% related to three customers in both of our security products and furniture components business units.  Overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

Competition – The markets in which we participate are highly competitive.  We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support.  We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer.  Our security products and furniture components business units compete against a number of domestic and foreign manufacturers.  Our marine components business units competes with small domestic manufacturers and is minimally affected by foreign competitors.

International Operations - We have substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2010 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  The Component Products Segment’s operating income has in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or a similar event.  We cannot predict, however, whether events of this type in the future could have a material adverse effect on our operations.

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

Employees - As of December 31, 2010, CompX employed the following number of people:

United States	546
Canada(1)	208
Taiwan	74
Total	828

(1)  Approximately 75% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2012, which provides for wage increases from 0% to 1% over the term of the contract.

We believe our labor relations are good at all of our facilities.

WASTE MANAGEMENT SEGMENT - WASTE CONTROL SPECIALISTS LLC

Business Overview – Our Waste Management Segment was formed in 1995, and in early 1997 we completed construction of the initial phase of our waste disposal facility in West Texas.  The original facility was initially designed for the processing, treatment, storage and disposal of certain hazardous and toxic wastes.  We received the first wastes for disposal in 1997. Subsequently, we expanded our authorizations to include the processing, treatment and storage of low-level radioactive waste (“LLRW”) and mixed LLRW and the disposal of certain types of exempt low-level radioactive wastes.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  In May 2008, Texas Commission on Environmental Quality ("TCEQ") issued a byproduct materials disposal license to us.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  This license was signed in September 2009.

We currently operate our waste disposal facility on a relatively limited basis.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009.  Construction of the LLRW site began in January 2011, and the facility is expected to be operational in late 2011.

Facility, Operations and Services - Our Waste Management Segment has permits from the TCEQ and the U.S. Environmental Protection Agency ("EPA") to accept hazardous and toxic wastes governed by RCRA and TSCA.  In October 2005, our RCRA permit was renewed for a new ten-year period.  Likewise in December 2010, our five-year TSCA authorization was renewed for a new five-year period.  Our RCRA permit and TSCA authorization are subject to additional renewals by the agencies assuming we remain in compliance with the provisions of the permits.

In November 1997, the Texas Department of State Health Services (“TDSHS”) issued a license to us for the treatment and storage, but not disposal, of low-level and mixed low-level radioactive wastes.  In June 2007, the TDSHS regulatory authority for this license was transferred to TCEQ.  The current provisions of this license generally enable us to accept such wastes for treatment and storage from U.S. commercial and federal generators, including the Department of Energy ("DOE") and other governmental agencies.  We accepted the first shipments of such wastes in 1998.  We have obtained additional authority to dispose of certain categories of LLRW, including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing).   In May 2008, TCEQ issued us a license for the disposal of byproduct material and in September 2009 issued us a near-surface low-level and mixed LLRW disposal license.

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

Once treated and stabilized, waste currently is either; (i) placed in our landfills, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for final disposition.  Only waste that meets certain specified regulatory requirements can be disposed of in our fully-lined landfills, which include leachate collection system.

We operate one waste management facility located on a 1,338-acre site in West Texas.  The site is permitted for 5.4 million cubic yards of airspace landfill capacity for the disposal of RCRA, TSCA and LLRW and mixed LLRW wastes.  We also own approximately 13,500 acres of additional land surrounding the permitted site, a small portion of which is located in New Mexico, which is available for future expansion.  We believe our facility has superior geological characteristics which make it an environmentally-desirable location for this type of waste disposal.  The facility is located in a relatively remote and arid section of West Texas.  The possibility of leakage into any underground water table is considered highly remote because the ground is composed of Triassic red bed clay and we do not believe there are any underground aquifers or other usable sources of water below the site based in part on extensive drilling by the oil and gas industry and our own test wells.  Pursuant to the requirements of WCS’ LLRW disposal license, the State of Texas, acting by and through the TCEQ, owns the real property for WCS’ licensed “compact waste disposal facility” and leases it back to WCS; and WCS owns the real property for its licensed “federal waste disposal facility”.  The remainder of WCS permitted site, and the Texas portion of the surrounding land described above, is subject to the sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our Consolidated Financial Statements.

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

Regulatory and Environmental Matters - While the waste management industry has benefited from increased governmental regulation, it has also become subject to extensive and evolving regulation by federal, state and local authorities.  The regulatory process requires waste management businesses to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process.  Individuals as well as companies may oppose the granting of permits.  In addition, governmental policies and the exercise of broad discretion by regulators are subject to change.  It is possible our ability to obtain and retain permits on a timely basis could be impaired in the future.  The loss of an individual permit or the failure to obtain a permit could have a significant impact on our Waste Management Segment’s future operating plans, financial condition, results of operations or liquidity, especially because we only operate one disposal site.  For example, adverse decisions by governmental authorities on our permit applications could cause us to abandon projects, prematurely close our facility or restrict operations.  Our RCRA permit and our license from TCEQ, as amended, expire in 2015, our TSCA authorization expires in 2015, our byproduct material disposal license expires in 2018 and our LLRW disposal license expires in 2024.  Our LLRW processing license is under timely renewal and is currently being reviewed by TCEQ. Such permits, licenses and authorizations can be renewed subject to compliance with the requirements of the application process and approval by TCEQ or EPA, as applicable.

In May 2008, TCEQ issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We completed construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2009 and this facility began disposal operations in October 2009.  In September 2009, TCEQ issued us a near-surface low-level and mixed LLRW disposal license.  Construction of the LLRW site began in January 2011, and the facility is expected to be operational in late 2011.

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

Employees - At December 31, 2010, we had 144 employees.  We believe our labor relations are good.

OTHER

NL Industries, Inc. - At December 31, 2010, NL owned 87% of CompX and 30% of Kronos. NL also owns 100% of EWI RE, Inc., an insurance brokerage and risk management services company and also holds certain marketable securities and other investments.  See Note 16 to our Consolidated Financial Statements for additional information.

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

In addition, we also own real property related to certain of our former business units.

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

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer.  The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.

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

The majority of our operating cash flows are generated by our operating subsidiaries, and our ability to service liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliates.  Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us.  In addition, the payment of dividends or other distributions from our subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which our subsidiaries may be a party, including debt instruments.  Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us.  If our subsidiaries were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected.

In addition, a significant portion of our assets consist of ownership interests in our subsidiaries and affiliates.  If we were required to liquidate any of such securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times at which we would not be able to realize what we believe to be the long-term value of such assets.

Demand for, and prices of, certain of our products are influenced by changing market conditions for our products, which may result in reduced earnings or operating losses.

Approximately 90% of our Chemicals revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.  Our ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, our profitability may become even more dependent upon the selling prices of our products.

We sell several of our products in mature and highly-competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global markets in which Kronos and CompX operate their businesses are highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs.  In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and these competitors may be better able to withstand negative market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products or make it more difficult for us to compete with our competitors.  In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products.  The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.  In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability.  If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels.  In addition, we may also experience higher operating costs such as energy costs, which could affect our profitability.  We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2015, some of which we may be able to renew.  We may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration.  The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $592 million at December 31, 2010.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $132 million at December 31, 2010.  Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

We could incur significant costs related to legal and environmental remediation matters.

NL formerly manufactured lead pigments for use in paint.  NL and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints.  These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.  The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  As with all legal proceedings, the outcome is uncertain.  Any liability we might incur in the future could be material.  See also Item 3 - “Legal Proceedings – Lead Pigment Litigation.”

Certain properties and facilities used in our former operations are the subject of civil litigation, administrative proceedings or investigations arising under various federal and state environmental laws.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated.  Any liability we might incur in the future could be material.  See also Item 3 - “Legal Proceedings – Environmental Matters and Litigation.”

Our failure to enter into new markets with our current component products businesses could result in the continued significant impact of fluctuations in demand within the office furniture manufacturing industry on our operating results.

In an effort to reduce our component products business dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identify new customers and develop new applications for our products in markets outside of the office furniture market, such as home appliances, toolboxes and server racks.  Developing these new applications for our products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets.  We may not be successful in developing new customers or applications for our products outside of the office furniture industry.  Significant time may be required to develop new applications and uncertainty exists as to the extent to which we will face competition in this regard.

Our development of innovative features for current products is critical to sustaining and growing our Component Product Segment’s sales.

Historically, our component products business’ ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success.  We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications.  Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America, the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features.  The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control.  While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, there can be no assurance that any new product features we introduce will achieve the same degree of success that we have achieved with our existing products.  Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As we attempt to introduce new product features in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.

CompX relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain intellectual property rights in our technology and designs.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated.  Others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.  Further, there can be no assurance that any of our pending trademark or patent applications will be approved.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights.  In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

Third parties may claim that we or our customers are infringing upon their intellectual property rights.  Even if we believe that such claims are without merit, they can be time-consuming and costly to defend and distract CompX management’s and technical staff’s attention and resources.  Claims of intellectual property infringement also might require us to redesign affected technology, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our technology.  If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted.

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

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which we are committed to pay approximately $510.3 million in 2011.  Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow additional funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on our subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements.

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

We operate production facilities in several countries, and we believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means, including emissions permits and/or energy taxes.   In several of our production facilities, we consume large amounts of energy, including electricity and natural gas.  To date, the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified unless otherwise indicated below.  In some cases, the damages are unspecified pursuant to the requirements of applicable state law.   A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs.  In addition, various other cases (in which we are not a defendant) are pending that seek recovery for injury allegedly caused by lead pigment and lead-based paint.  Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We have never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases nor have any final, non-appealable, adverse judgments have been entered against us.

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

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords.  Plaintiff, a minor, alleged injuries purportedly caused by lead on the surfaces in homes in which he resided and sought compensatory and punitive damages.  The case was tried in October 2007, and in November 2007 the jury returned a verdict in favor of all defendants.  In April 2008, plaintiff filed an appeal, and in December 2010, the appellate court affirmed the decision of the trial court.  This decision concludes the case in NL’s favor.

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

In January and February 2007, NL was served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin.  In some cases, complaints have been filed elsewhere in Wisconsin.  The plaintiffs are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services.  In some cases, additional lead paint manufacturers and/or property owners are also defendants.  Of the cases filed, five remain pending and four of the remaining cases have been removed to Federal court (Burton, Owens, B. Stokes, and Gibson).  In June 2010, the defendant ARCO’s motion for summary judgment was granted in Gibson.  In September 2010, NL filed motions for summary judgment based on constitutional grounds in the Clark and Gibson cases and the plaintiffs in the Stokes, Owens and Burton cases filed motions to strike NL’s constitutional defenses.  In November 2010, Gibson was dismissed as to all defendants in a ruling holding that application of Wisconsin’s risk contribution doctrine deprived defendants of due process.  In December 2010, the plaintiff appealed to the U.S. 7th Circuit Court of Appeals.  In light of the Gibson ruling and appeal, the Clark case in state court has been stayed and the parties have agreed to stay all discovery in the other three Federal cases (Burton, R. Owens, and B. Stokes).

In February 2010, NL was served with a complaint in Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075).  The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surface of the home in which he resided.  The claims raised in this case are identical to those in the Wisconsin cases described above.  Defendants include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company and The Sherwin-Williams Company.  In September 2010, the plaintiff filed a motion to strike NL’s constitutional defenses.  In light of the Gibson ruling and appeal described above, the parties have agreed to stay all discovery pending a decision.

In February 2011, NL was served with an amended complaint in Allen, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-C-55).  The plaintiffs in this case are minors who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided.  The complaint alleges negligence and strict liability and seeks compensatory damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company and The Sherwin-Williams Company.  We intend to deny liability in this case and will defend vigorously against all claims.

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

Environmental Matters and Litigation

Our operations are governed by various environmental laws and regulations.  Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe that all of our facilities are in substantial compliance with applicable environmental laws.

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to CERCLA, and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury, property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated.  In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2010, we have not recognized any receivables for recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental costs.  The timing of payments depends upon a number of factors including the timing of the actual remediation process; which in turn depends on factors outside of our control.  At each balance sheet date, we estimate the amount of our accrued environmental costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability.  We classify the remaining accrued environmental costs as a noncurrent liability.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  See Note 17 to our Consolidated Financial Statements.  At December 31, 2010, NL had accrued approximately $40 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $73 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2010, there were approximately 5 sites for which NL is not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In February 2004, NL was served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), an action on behalf of over two hundred individual plaintiffs, including owners of residential, commercial and government property in the town of Quapaw, Oklahoma,  the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma.  Plaintiffs allege causes of action in nuisance and seek a relocation program, property damages, including diminished property value damages, and punitive damages.  NL answered the complaint and denied all of plaintiffs’ allegations.  In August 2009, defendants filed a joint motion to dismiss the case, which was partially granted in February 2010. In October 2010, we filed a motion for summary judgment and in November 2010, plaintiffs dismissed NL from the case with prejudice.  This dismissal concludes the case in NL’s favor.

In January 2006, NL was served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  In October 2007, NL moved to dismiss several plaintiffs who failed to respond to discovery requests, and in February 2008, the motion was granted with respect to all such plaintiffs.  In February 2008, the trial court entered a case management order pursuant to which the case will proceed as to eight of the plaintiffs’ claims, and the claims of the remaining plaintiffs have been stayed in the meantime.  In April 2008, the other defendant in the case agreed to a settlement with the plaintiffs, and NL is the only remaining defendant.  The claims of eight of the plaintiffs were tried in January and February 2010, and the jury returned a verdict in favor of five of the plaintiffs.  The jury awarded $119,125 in economic and non-economic property damages and $220,000 in reimbursement of environmental assessment costs.  At the conclusion of the trial, the judge instructed the plaintiffs’ counsel to select another eight plaintiffs whose claims will be tried in March 2011.  NL does not believe that the facts and evidence support the verdict and damages awarded.  NL continues to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  NL intends to appeal any adverse judgment the court may enter against us and to continue to vigorously defend the matter.

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

In October 2006, NL entered into a consent decree in the United States District Court for the District of Kansas, in which NL agreed to perform remedial design and remedial actions in Operating Unit 6 of the Waco Subsite of the Cherokee County Superfund Site.  NL conducted milling activities on the portion of the site which it has agreed to remediate.  NL is sharing responsibility with other PRPs as well as the EPA for remediating a tributary that drains the portions of the site in which the PRPs operated.  NL has also reimbursed the EPA for a portion of its past and future response costs related to the site. In the last two quarters of 2009, NL was approached by state and federal natural resource trustees and have participated in preliminary discussions with respect to potential natural resource damage claims.

In June 2008, NL was served in Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  The plaintiffs in this case are additional property owners and other past or present residents of the Krainz Woods Neighborhood, and the claims raised in this case are identical to those in the Brown case described above.  NL has denied liability in this case and will defend vigorously against all claims.  Trial is scheduled to begin in August 2011.

In June 2008, NL received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey.  NJDEP alleged that a waste hauler transported waste from one of NL’s former facilities for disposal at the site in the early 1970s.  NJDEP has since referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.”  NL is monitoring closely regarding the scope of the remedial activities that may be necessary at the site and the identification of parties who may have liability for the site.

In September 2008, NL received a Special Notice letter from the EPA for liability associated with the Tar Creek site and a demand for related past and relocation costs.  NL responded with a good-faith offer to pay certain of the past costs and to complete limited work in the areas in which NL operated, but declined to pay for other past costs or any relocation costs.  NL is involved in an ongoing dialogue with the EPA regarding a potential settlement with the EPA.  In October 2008, NL received a claim from the State of Oklahoma for past, future and relocation costs in connection to the site.  The state continues to monitor for a potential settlement between the EPA and NL and may subsequently attempt to pursue a separate settlement with NL.

In January 2009, NL was served in Brown, et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 09-002458 CE).  This case involved identical claims to those raised in the Brown and Barton cases described above.  In March 2010, the court dismissed the claims of all of the plaintiffs in this second Brown case and in April 2010, the court denied plaintiffs’ motion for reconsideration of the dismissal order.  In May 2010, plaintiffs filed a Notice of Appeal in the case and in January 2011, the case was dismissed.  This dismissal concludes the case in NL’s favor.

In June 2009, NL was served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  The complaint seeks to recover against NL and roughly 170 other defendants under CERCLA for past and future response costs.  The plaintiffs allege that NL’s former Albany operation allegedly sent three PCB-containing transformers to the Ward Transformer Superfund Site.  NL has denied liability and will defend vigorously against all claims.

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  NL is one of approximately 300 third-party defendants (with a potential expansion of the case to over 3,200 unnamed parties) that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the “Newark Bay Complex”).  NL was named in the third-party complaint based upon its ownership of one former operating site and purported connection to a former Superfund site (at which NL was a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex.  NL has denied liability and will defend vigorously against all of the claims.  In October 2010, the third party defendants filed a motion to sever and stay the third-party action pending resolution of the State’s claims against the direct defendants and in December 2010, the judge denied the motion to sever and stay.  However, the judge agreed to a phasing of the case to allow for trial on direct defendants liability and damages as the first and second phases of the case.

In July 2009, NL was served in Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  The complaint alleges negligence, strict liability, nuisance, and attractive nuisance against NL, four other mining companies and a mobile home park.  In the complaint, five minor plaintiffs seek damages for personal injuries as well as punitive damages.  NL intends to deny liability and will defend vigorously against all claims.  In August 2009, third-party defendant, the United States of America, removed the case to the Northern District of Oklahoma, where it was docketed as case No. 4:09-cv-546 and in September 2009, plaintiffs moved to return the case to the Oklahoma State Court, District of Ottawa County. In February 2010, the trial court granted plaintiffs’ motion to voluntarily dismiss with prejudice the claims of three of the five minor plaintiffs.  Trial has been scheduled to begin in October 2011.

In August 2009, NL was served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117).  This is a citizen's suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties, and an award of costs.  NL intends to defend vigorously against all of the claims.  In December 2009, NL and other defendants filed a motion to dismiss the case.  In May 2010, the court granted NL’s Motion to Dismiss.  In June, 2010 plaintiffs filed an appeal to the United States Court of Appeals for the third circuit.

In January 2010, NL was served with an amended complaint in Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342).  The complaint was filed against several defendants in connection to the alleged contamination of a 35 acre site in South Gate, California acquired by the plaintiff by eminent domain to construct a middle school and high school.  The plaintiff alleges that The 1230 Corporation (f/k/a Pioneer Aluminum, Inc.) operated on a portion of property within the 35 acre site and is responsible for contamination caused by its operations and that NL is liable as an alleged successor to The 1230 Corporation, which is a subsidiary of NL.  The plaintiff has brought claims for contribution, indemnity, and nuisance and is seeking past and future clean-up and other response costs.  NL has denied liability will vigorously defend against all of the claims.

See also Item 1 “Regulatory and Environmental Matters.”

          Other -  We have also accrued approximately $1.9 million at December 31, 2010 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or asbestos litigation matters in determining related accruals.

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our lead pigment litigation defense costs, and one carrier reimburses us for a portion of our asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers.  We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.                      RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES

Common Stock and Dividends - Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI).  As of March 4, 2011, there were approximately 2,500 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated.  On March 4, 2011 the closing price of our common stock was $24.27.

	High	Low	Cash dividends paid

Year ended December 31, 2009

First Quarter	$15.48	$7.83	$.10
Second Quarter	11.71	7.07	.10
Third Quarter	14.53	6.14	.10
Fourth Quarter	14.99	9.01	.10

Year ended December 31, 2010

First Quarter	$19.81	$14.42	$.10
Second Quarter	32.20	12.34	.10
Third Quarter	20.30	11.49	.10
Fourth Quarter	24.96	19.04	.10

First Quarter 2011 through March 4	$24.27	$19.76	$.10

We paid regular quarterly cash dividends of $.10 per share during 2009 and 2010.  In February 2011, our board of directors declared a first quarter 2011 dividend of $.10 per share, to be paid on March 31, 2011 to stockholders of record as of March 14, 2011. However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph - Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2005 through December 31, 2010.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2005, and assumes the reinvestment of our regular quarterly cash dividends in shares of our stock and the sale of the TIMET shares distributed in March of 2007 in our special dividend with the proceeds also reinvested in our stock.

	December 31,
	2005	2006	2007	2008	2009	2010

Valhi common stock	$100	$143	$201	$138	$187	$303
S&P 500 Composite Stock Price Index	100	116	122	77	97	112
S&P 500 Industrial Conglomerates Index	100	109	113	55	61	72

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

Equity Compensation Plan Information – We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  We had no stock options outstanding at of December 31, 2010 and approximately 4.0 million shares of our common stock were available for future grants or issuance.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 14 to the Consolidated Financial Statements.

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

In December 2010, our consolidated subsidiary Kronos purchased shares of our common stock in open market transactions.  Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes.  The following table discloses certain information regarding the shares of our common stock purchased by Kronos in December 2010 (the only treasury stock purchases during the fourth quarter of 2010).  Kronos’ purchases of our common stock did not reduce the number of shares Valhi may purchase under our publicly announced repurchase plans discussed above.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

December 1, 2010 to December 31, 2010	121,273	$22.18	- 0 -	4,006,600

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements.  The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2006	2007	2008	2009	2010
	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$1,279.5	$1,310.3	$1,316.9	$1,142.0	$1,449.7
Component products	190.1	177.7	165.5	116.1	135.3
Waste management	11.8	4.2	2.9	14.0	7.7

Total net sales	$1,481.4	$1,492.2	$1,485.3	$1,272.1	$1,592.7

Operating income (loss):
Chemicals	$138.1	$88.6	$52.0	$(10.6)	$183.2
Component products	20.6	16.0	5.5	(4.0)	9.4
Waste management	(9.5)	(14.1)	(21.5)	(27.0)	(30.8)

Total operating income (loss)	$149.2	$90.5	$36.0	$(41.6)	$161.8

Equity in earnings of TIMET	$101.1	$26.9	$-	$-	$-

Net income (loss)	$153.7	$(49.2)	$4.9	$(38.1)	$63.8

Net income(loss) attributable to Valhi stockholders	$141.7	$(45.7)	$(.8)	$(34.2)	$50.3

DILUTED EARNINGS PER SHARE DATA:
Net income (loss)attributable to Valhi stockholders	$1.20	$(.40)	$(.01)	$(.30)	$.42

Cash dividends	$.40	$.40	$.40	$.40	$.40

Weighted average common shares Outstanding	116.5	114.7	114.4	114.3	114.3

STATEMENTS OF CASH FLOW DATA:
Cash provided by (used in):
Operating activities	$86.3	$63.5	$(24.0)	$76.0	$122.1
Investing activities	(89.5)	(65.4)	(60.0)	(44.5)	(93.0)
Financing activities	(87.6)	(56.1)	(12.9)	(4.7)	228.6

BALANCE SHEET DATA (at year end):
Total assets (1)	$2,804.7	$2,603.0	$2,389.4	$2,410.3	$2,714.3
Long-term debt	785.3	889.8	911.0	988.4	922.9
Valhi stockholders’ equity (1)(2)	866.8	618.4	468.8	428.7	541.8
Total equity (1)(2)	990.5	708.9	542.1	498.4	818.2

(1)
We adopted the asset and liability recognition provisions of Accounting Standard Codification (“ASC”) Topic 715 as of December 31, 2006 and the measurement date provisions of the Topic as of December 31, 2007.  See Note 11 to our Consolidated Financial Statements.

(2)	We adopted the uncertain tax position provisions of ASC Topic 740 as of January 1, 2007. See Note 12 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company.  We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”).  Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE Amex: CIX) each file periodic reports with the SEC.

We have three consolidated operating segments:

•
Chemicals – Our chemicals segment is operated through our majority control of Kronos.  Kronos is leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), a base industrial product used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.

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

•
Waste Management – WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal license, which was signed in September 2009.  Construction of the low-level radioactive waste facility began in January 2011, and the facility is expected to be operational in late 2011.

Income (Loss) From Operations Overview

Year Ended December 31, 2009 Compared to Year Ended December 31, 2010 –

We reported net income attributable to Valhi stockholders of $50.3 million or $.42 per diluted share in 2010 compared to a net loss attributable to Valhi stockholders of $34.2 million or $.30 per diluted share in 2009.

Our diluted earnings per share increased from 2009 to 2010 primarily due to the net effects of:
•	operating income from our Chemicals and Component Products Segments in 2010 as compared to operating losses in 2009;
•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;
•	litigation settlement and contract termination expense in 2010;
•	lower litigation settlement gains in 2010;
•	an income tax charge related to the reserve to uncertain tax positions in 2010 compared to a benefit in 2009;
•	higher insurance recoveries in 2010; and
•      a gain on the sale of a business in 2009.

Our net income attributable to Valhi stockholders in 2010 includes:
•	a non-cash deferred income tax benefit of $.21 per diluted share recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;
•	insurance recoveries of $.09 per diluted share;
•	a litigation settlement gain of $.03 per diluted share;
•	a charge of $.04 per diluted share related to a net increase in our reserve for uncertain tax positions; and
•	a charge of $.16 per diluted share related to a litigation settlement and contract termination.

                 Our net loss attributable to Valhi stockholders in 2009 includes:
•	a gain of $.07 per diluted share as a result of a litigation settlement;
•	a gain of $.04 per diluted share gain from the sale of a business;
•	a gain of $.05 per diluted share as a result of the second close of a litigation settlement;
•	income of $.02 per diluted share related to certain insurance recoveries we recognized; and
•	income of $.11 per diluted share, related to a net decrease in our reserve for uncertain tax positions.

Our diluted earnings per share increased from 2009 to 2010 primarily due to the net effects of:
•	operating income from our Chemicals and Component Products Segments in 2010 as compared to operating losses in 2009;
•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;
•	litigation settlement and contract termination expense in 2010;
•	lower litigation settlement gains in 2010;
•	an income tax charge related to the reserve to uncertain tax positions in 2010 compared to a benefit in 2009;
•	higher insurance recoveries in 2010; and
•      a gain on the sale of a business in 2009.

Our net income attributable to Valhi stockholders in 2010 includes:
•	a non-cash deferred income tax benefit of $.21 per diluted share recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;
•	insurance recoveries of $.09 per diluted share;
•	a litigation settlement gain of $.03 per diluted share;
•	a charge of $.04 per diluted share related to a net increase in our reserve for uncertain tax positions; and
•	a charge of $.16 per diluted share related to a litigation settlement and contract termination.

Our net loss attributable to Valhi stockholders in 2009 includes:
•	a gain of $.07 per diluted share as a result of a litigation settlement;
•	a gain of $.04 per diluted share gain from the sale of a business;
•	a gain of $.05 per diluted share as a result of the second close of a litigation settlement;
•	income of $.02 per diluted share related to certain insurance recoveries we recognized; and
•	income of $.11 per diluted share, related to a net decrease in our reserve for uncertain tax positions.

We discuss these amounts more fully below.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009 –

We reported a net loss attributable to Valhi stockholders of $34.2 million or $.30 per diluted share in 2009 compared to a net loss attributable to Valhi stockholders of $.8 million or $.01 per diluted share in 2008.

Our diluted earnings per share declined from 2008 to 2009 primarily due to the net effects of:
•	operating losses at our Chemicals and Component Products Segments and a larger operating loss at our Waste Management Segments in 2009;
•	lower gain from a litigation settlement in 2009;
•	a gain from a sale of a business in 2009;
•	an asset held for sale write-down recognized by our Component Products Segment in 2009;
•	an income tax benefit recognized in 2009 due to a net decrease in our reserve for uncertain tax positions;
•	a goodwill impairment recognized by our Component Products Segment in 2008; and
•	interest income related to an escrow fund recognized by NL in 2008.

Our net loss attributable to Valhi stockholders in 2009 includes:
•	a gain of $.07 per diluted share as a result of a litigation settlement;
•	a gain of $.04 per diluted share gain from the sale of a business;
•	a gain of $.05 per diluted share as a result of the second close of a litigation settlement;
•	income of $.02 per diluted share related to certain insurance recoveries we recognized; and
•	income of $.11 per diluted share, related to a net decrease in our reserve for uncertain tax positions.

Our net loss attributable to Valhi stockholders in 2008 includes:
•	income of $.23 per diluted share related to a litigation settlement gain received by NL;
•	income of $.04 per diluted share related to the adjustment of certain German income tax attributes within our Chemicals Segment;
•	income of $.04 per diluted share related to certain insurance recoveries we recognized;
•	interest income of $.02 per diluted share related to certain escrow funds held for the benefit of NL;
•	a charge of $.06 per diluted share related to a goodwill impairment recognized on the Marine Components reporting unit of our Component Products Segment; and
•	a charge of $.05 per diluted share due to a net increase in our reserve for uncertain tax positions.

We discuss these amounts more fully below.

Current Forecast for 2011 –

We currently expect to report higher net income attributable to Valhi stockholders for 2011 as compared to 2010 primarily due to the net effects of:
•
higher expected operating income from our Chemicals Segment as the expected increase in operating income will more than offset the effect of the 15% reduction in our aggregate ownership percentage of Kronos as a result of Kronos’ secondary offering of its common stock completed during the fourth quarter of 2010;

•	higher expected operating income from our Component Products Segment due to higher sales and lower legal expenses;
•	litigation settlement and contract termination expense recorded in 2010; and
•
higher operating losses at WCS as we expect more expenses associated with the limited operations of our byproduct disposal facility which commenced operations in the fourth quarter of 2009 and the construction of the LLRW facility which is expected to be operational in late 2011.

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

•
Marketable securities - We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method.  For these investments, we evaluate the fair value at each balance sheet date.  We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (“ASC”) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees.  For other of our marketable debt securities, the fair value is generally determined using Level 2 inputs as defined in the ASC because although these securities are traded in many cases the market is not active and the year-end valuation is based on the last trade of the year which may be several days prior to December 31.  We use Level 3 inputs to determine fair value of our investment in Amalgamated Sugar Company LLC. See Note 14 to our Consolidated Financial Statements.   We record an impairment charge when we believe an investment has experienced an other than temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2010, the carrying value (which equals their fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each investment.  Our investment in The Amalgamated Sugar Company LLC represents approximately 73% of the aggregate carrying value of all of our marketable securities at December 31, 2010.  The $250 million carrying value is equal to its cost basis, see Note 4 to our Consolidated Financial Statements.  We have an investment in Titanium Metals Company (“TIMET”), a publicly traded company (NYSE: TIE)controlled by Mr. Simmons, which is valued using Level 1 inputs. At December 31, 2010, the $17.18 per share quoted market price of our investment in TIMET was more than 45% higher than our cost basis per share of our investment in TIMET.

•
Goodwill – Our goodwill totaled $397.4 million at December 31, 2010 resulting primarily from our various step acquisitions of Kronos and NL (which occurred before the implementation of the new accounting standards related to noncontrolling interest, see Note 8 to our Consolidated Financial Statements) and to a lesser extent CompX’s purchase of various businesses.  In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

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

We performed our annual goodwill impairment analysis in the third quarter of 2010 for each of our other reporting units, and concluded there was no impairment of the goodwill for those reporting units.  For each of such reporting units, the estimated fair value of such reporting units was substantially in excess of their respective carrying values.

•
Long-lived assets – We assess property, equipment and capitalized permit costs for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist.  During 2010, as a result of continued operating losses, certain long-lived assets of our Waste Management Segment were evaluated for impairment as of December 31, 2010.  WCS has had limited operations as it seeks regulatory approval for several licenses it needs for full scale operations.  WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal permit, and construction of the low-level radioactive waste facility began in January 2011 and is expected to be operational in late 2011. We estimate it will cost approximately $70 million to construct this facility which will be incurred over the construction period in 2011.  Our impairment analysis is based on estimated future undiscounted cash flows of WCS’ operations, and this analysis indicated no impairment was present at December 31, 2010 and that the carrying value of WCS is recoverable as the aggregate future undiscounted cash flow estimate exceeded the carrying value of WCS’ net assets by at least two times.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as when we will receive final regulatory licenses, the cost and timing of construction, forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 75%), it is reasonably likely we would conclude an impairment was present.  At December 31, 2010 the carrying value of WCS’ assets was $166.4 million.

Due to our Component Products Segment management’s approval of a restructuring plan for its furniture components business in November of 2010, which includes moving precision slide production from its Byron Center, Michigan facility to other precision slide manufacturing facilities within its furniture components business, we evaluated the long lived assets for our Byron Center facility.  As of December 31, 2010, we concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations, it is reasonably likely we would conclude an impairment was present.

No other long-lived assets in our other reporting units were tested for impairment during 2010 because there were no circumstances indicating an impairment may exist.

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

•
Income taxes – We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010).  At December 31, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We also evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP).  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of CompX’s Taiwanese subsidiary can no longer be considered permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our Taiwanese operations are now not considered to be permanently reinvested.  While we may have concluded in the past that some undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested.  If our prior conclusions change, we would recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S..

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  From time to time, tax authorities will examine certain of our income tax returns.  Tax authorities may interpret tax regulations differently than we do.  Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2010.  See Note 12 to our Consolidated Financial Statements.

•
Litigation and environmental liabilities - We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products.  In accordance with applicable GAAP for accounting for contingencies, we record accruals for these liabilities when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures.  However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2010 we have recorded total accrued environmental liabilities of $42.3 million.

Operating income (loss) for each of our three operating segments is impacted by certain of these significant judgments and estimates, as summarized below:
•	Chemicals – impairment of equity method investments, goodwill and other long-lived assets, defined benefit pension and OPEB plans, loss accruals and income taxes.
•	Component Products – impairment of goodwill and long-lived assets, loss accruals and income taxes.
•	Waste Management – impairment of long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investees, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Segment Operating Results – 2009 Compared to 2010 and 2008 Compared to 2009 –

Chemicals –

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are partly influenced by their expectation for future availability and changes in TiO2 selling prices.  The majority of our TiO2 grades and substantially all of our production are considered commodity pigment products; we compete for sales primarily on the basis of price.

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

	Years ended December 31,			% Change
	2008	2009	2010	2008-09	2009-10
	(Dollars in millions)

Net sales	$1,316.9	$1,142.0	$1,449.7	(13)%	27%
Cost of sales	1,098.7	1,014.0	1,106.7	(8)%	9%

Gross margin	$218.2	$128.0	$343.0	(41)%	168%

Operating income (loss)	$52.0	$(10.6)	$183.2

Percent of net sales:
Cost of sales	83%	89%	76%
Gross margin	17%	11%	24%
Operating income (loss)	4%	(1)%	13%

TiO2 operating statistics:
Sales volumes*	478	445	528	(7)%	19%
Production volumes*	514	402	524	(22)%	30%
Production rate as percent of capacity	97%	76%	99%

Percent change in TiO2 net sales:
TiO2 product pricing				(1)%	11%
TiO2 sales volumes				(7)	19
TiO2 product mix				(2)	-
Changes in currency exchange rates				(3)	(3)

Total				(13)%	27%

*Thousands of metric tons

Current industry conditions and 2010 overview – Throughout 2010, global customer demand for our Chemicals Segment’s TiO2 products continued to strengthen, and our production facilities operated at near full capacity rates.  We believe inventories throughout the TiO2 industry remain at historically low levels despite efforts of the major TiO2 producers to operate their facilities at near full capacity.  As a result of improved TiO2 industry conditions, we implemented significant increases in TiO2 selling prices during 2010 that resulted in increased profitability and cash flows.  Even with such increased profitability, we currently believe that profit margins are significantly lower than necessary to reasonably justify greenfield or other major expansions of TiO2 capacity.  Provided global demand for TiO2 products remains strong, we expect the low level of worldwide TiO2 inventories to continue for several years, and anticipate further implementation of TiO2 selling price increases.  Based on these positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net Sales – Our Chemicals Segment’s net sales increased 27% in 2010 compared to 2009 primarily due to a 19% increase in sales volumes along with an 11% increase in average TiO2 selling prices, offset partially by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $36 million, or 3%, as compared to 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  Based on the current conditions in the TiO2 industry, we currently expect average selling prices in 2011 to be significantly higher than the average selling prices in 2010.

Record sales volumes in 2010 increased 19% as compared to 2009 due to higher demand across all market segments resulting from the improvement in current economic conditions.  We expect demand in 2011 will exceed 2010 levels.

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

  Variations in grades of products sold unfavorably impacted net sales in 2009 by 2%.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales in 2009 by approximately $35 million, or 3%, as compared to the same period in 2008.

Cost of Sales – Our Chemicals Segment’s cost of sales percentage decreased significantly in 2010 compared to 2009, due to the net impact of a 30% increase in TiO2 production volumes to a new production record of 524,000 metric tons, a 19% increase in sales volumes, an increase in maintenance costs of $25.2 million, and higher raw material costs of $4.5 million.  In addition, cost of sales for 2010 was negatively impacted by approximately $15 million as a result of higher production costs in 2010 at our ilmenite mines in Norway. Cost of sales as a percentage of net sales decreased to 76% in 2010 compared to 89% in 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009

Our Chemicals Segment’s cost of sales decreased in 2009 primarily due to the net impact of lower sales volumes, lower raw material costs of $11.6 million, a decrease in maintenance costs of $29.8 million as part of our efforts to reduce operating costs where possible and currency fluctuations (primarily the euro).  The cost of sales as a percentage of net sales increased to 89% in the year ended December 31, 2009 compared to 83% in the same period of 2008 primarily due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes during the first six months of 2009.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Operating Income (Loss) – Our Chemicals Segment’s operating income increased significantly in 2010, primarily due to the significant increase in our gross margin and increased sales volumes.  Gross margin has increased in both periods primarily because of higher sales volumes and lower manufacturing costs per ton resulting from higher production volumes and in 2010 higher selling prices.  However, changes in currency exchange rates have negatively affected our gross margin and operating income (loss).  We estimate that changes in currency exchange rates decreased operating income (loss) by approximately $27 million in 2010 as compared to 2009.

Our Chemicals Segment experienced an operating loss in 2009 primarily due to the decline in gross margin which fell from 17% in 2008 to 11% in 2009.  Our gross margin has decreased primarily because of the significant amount of unabsorbed fixed production costs resulting from the production curtailments we implemented during the first six months of 2009 as well as the effect of lower sales volumes.  However, changes in currency rates have positively affected our gross margin and operating income (loss) from operations.  We estimate that changes in currency exchange rates increased operating income (loss) by approximately $40 million in 2009 as compared to 2008.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized additional depreciation expense of $2.6 million in 2008, $2.5 million in 2009 and $2.6 million in 2010, which reduced our reported Chemicals Segment’s operating income (loss) as compared to amounts reported by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss):

	Impact of changes in foreign currency – 2009 vs. 2010 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2009 vs. 2010

Impact on:
Net sales	$-	$-	$-	$(36)	$(36)
Operating income (loss)	10	8	(2)	(25)	(27)

	Impact of changes in foreign currency – 2008 vs. 2009 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- Impact of rate	Total currency Impact
	2008	2009	Change	changes	2008 vs. 2009

Impact on:
Net sales	$-	$-	$-	$(35)	$(35)
Operating income (loss)	1	10	9	31	40

Outlook – Our Chemicals Segment operated its production facilities at near full capacity levels during 2010, and our production volumes in 2010 set a new record for us. Given the current TiO2 industry dynamics, we currently expect to continue to operate our facilities at near full capacity levels throughout 2011.  While we will continue to work on debottlenecking projects in 2011 to increase our production capacity, we believe such debottlenecking projects are now only able to produce nominal increases in our capacity, and as a result our production volumes in 2011 are only expected to increase by a few thousand metric tons as compared to 2010.

The overall strong global demand for TiO2 we experienced in 2010 is expected to continue in 2011, and inventory levels throughout the TiO2 industry remain at historically low levels.  As a result, in 2011 we expect we will be able to sell all of the TiO2 we produce.  Given our expectations for the level of our increased production capacity in 2011 discussed above, we similarly expect our sales volumes in 2011 will only increase by a few thousand metric tons as compared to 2010.

During 2009 and 2010, we announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and throughout the year of 2010.  Our average TiO2 selling prices were 11% higher for the full year 2010 as compared to the full year 2009, and our average selling prices at the end of 2010 were 22% higher as compared to the end of 2009.  As discussed above, even with the increased profitability we achieved in 2010, we currently believe that profit margins are significantly lower than necessary to reasonably justify greenfield or other major expansions of TiO2 capacity.  As a result, we anticipate our average selling prices will continue to increase significantly during 2011.

We also expect relative increases in our raw material, energy and freight costs during 2011, including more-than-normal-inflationary increases in the cost of our feedstock ore and petroleum coke.  Overall, we currently expect our per metric ton cost of TiO2 we produce will increase approximately 6% to 10% in 2011 as compared to 2010.  Given the current conditions in the TiO2 industry, if our costs of production exceed our current expectations in 2011, we believe we could recoup such higher costs through additional selling price increases.

Overall, we expect income from operations will be significantly higher in 2011 as compared to 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Component Products –

The key performance indicator for our Component Products Segment is operating income margins.

	Years ended December 31,			% Change
	2008	2009	2010	2008-09	2009-10
	(Dollars in millions)

Net sales	$165.5	$116.1	$135.3	(30)%	17%
Cost of sales	125.7	92.3	99.3	(27)%	8%

Gross margin	$39.8	$23.8	$36.0	(40)%	51%

Operating income (loss)	$5.5	$(4.0)	$9.4

Percent of net sales:
Cost of sales	76%	80%	73%
Gross margin	24%	20%	27%
Operating income (loss)	3%	(3)%	7%

Net Sales – Our Component Products Segment’s net sales increased approximately $19.2 million in 2010 as compared to 2009 principally due to an increase in order rates from our customers resulting from improved economic conditions in North America.

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

Cost of Sales – Our Component Products Segment’s cost of sales percentage improved in 2010 compared to 2009.  As a result, gross margin increased over the same periods. The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

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

Operating Income (Loss) – Our Component Products Segment had operating income in 2010 compared to an operating loss in 2009 primarily due to the impact of higher sales and the related leveraging of fixed expenses as well as lower litigation expense, partially offset by a negative impact of relative changes in currency exchange rates.

The comparison of operating income (loss) for 2010 to 2009 was primarily impacted by:
•
a $12.2 million improvement in gross margin in 2010 due to higher sales and continued control of fixed manufacturing costs resulting in an increase in utilization of production capacity and improved coverage of fixed manufacturing costs;

•	the positive impact of $2.2 million in lower litigation expense in 2010;
•	a write-down on assets held for sale of approximately $.5 million (see Note 7 to the Consolidated Financial Statements); and
•	the negative $1.8 million impact of relative changes in foreign currency exchange rates in 2010.

Excluding the effects of the goodwill impairment charge our Component Products Segment’s comparison of operating income (loss) for 2009 to 2008 was primarily impacted by:
•	a negative impact of approximately $21.2 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America in 2009;
•	approximately $4.6 million of patent litigation expenses in 2009 relating to the furniture components business unit; and
•	a write-down on assets held for sale of approximately $.7 million (see Note 7 to the Consolidated Financial Statements).

The above decreases were primarily offset by:
•	a $3.8 million reduction in fixed manufacturing expenses in 2009 (excluding depreciation) in response to the lower sales volume;
•	a $1.7 million reduction in lower operating costs and expenses in 2009 in response to lower sales volumes; and
•	$900,000 in lower depreciation expense in 2009 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales.

General - Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, copper, plastic resin coiled steel and stainless steel. Total material costs represented approximately 50% of our cost of sales in 2010, with commodity related raw materials accounting for approximately 17% of our cost of sales.  Worldwide raw material costs increased significantly in 2008 and then declined in 2009 and began increasing in the second half of 2010.  We occasionally enter into commodity related raw material supply arrangements to mitigate the short-term impact of future increases in commodity related raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows us to stabilize commodity related raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. We enter into such arrangements for zinc and coiled steel.  We expect commodity related raw material prices to increase in 2011 in conjunction with higher demand as a result of the expected improvement in the world wide economy. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Our Component Products Segment’s net sales in 2010 were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during 2009.

Overall, fluctuations in currency exchange rates had the following effects on our Component Products Segment’s net sales and operating income (loss):

	Impact of changes in foreign currency – 2009 vs. 2010 (in millions)
				Translation gain/loss- impact of rate	Total currency impact
	Transaction gains/(losses) recognized
	2009	2010	Change	changes	2009 vs. 2010

Impact on:
Net sales	$-	$-	$-	$1.0	$1.0
Operating income (loss)	(.2)	(.3)	(.1)	(1.6)	(1.7)

	Impact of changes in foreign currency – 2008 vs. 2009 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2008	2009	Change	changes	2008 vs. 2009

Impact on:
Net sales	$-	$-	$-	$(.8)	$(.8)
Operating income (loss)	.7	(.2)	(.9)	.9	-

The positive impact on sales in 2010 as compared to 2009 relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on sales in 2009 as compared to 2008 relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar.

The negative impact on operating income in 2010 as compared to the prior year results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.  The net impact on operating income of changes in currency rates from 2008 to 2009 was not significant.

Outlook – Demand for Component Products Segment’s products increased compared to the prior year as conditions in the overall economy improved during 2010. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates that may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in an efficient infrastructure that we are leveraging as sales improve.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of commodity raw materials is ongoing.  The cost of these raw materials began to increase during 2010 as compared to the end of 2009 and we currently expect these costs to continue to be volatile during 2011.  We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials which may result in higher inventory balances for a period of time.  In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by commodity raw material cost pressures.

As discussed in Note 17 to our Consolidated Financial Statements, our Component Products Segment has been involved in certain patent infringement litigation, which has in the past resulted in the segment incurring significant litigation expense.  With regard to the litigation discussed in Note 17 where we were the defendant, we have received a favorable court ruling and dismissal of the patent infringement claims and do not expect to incur any significant additional costs relating to this litigation.  With regard to the litigation where we received a favorable judgment for patent infringement against a competitor, we may incur costs during 2011 that could be material to our Component Products Segment relating to the competitor appealing the judgment.

The U.S. dollar weakened in 2010 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-US operations.  We currently expect the U.S. dollar to continue to weaken during 2011 or remain below the rates that were in effect in 2010, which will likely have a negative impact on our 2011 results in comparison to 2010.  When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts.  However, such strategies can not fully mitigate the negative impact of changes in currency exchange rates.

Waste Management –

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net sales	$2.9	$14.0	$7.7
Cost of sales	14.7	29.4	23.9

Gross margin	$(11.8)	$(15.4)	$(16.2)

Operating loss	$(21.5)	$(27.0)	$(30.8)
General – We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed low- LLRW.  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the TCEQ issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  This license was signed in September 2009.  Construction of the LLRW site began in January 2011, and the facility is expected to be operational in late 2011.  While completion of the LLRW disposal facility is pending, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts material, and to treat and store a broad range of low-level and mixed LLRW.

Net Sales and Operating Loss – The Waste Management Segment’s sales decreased in 2010 compared to 2009, primarily due to revenue associated with a customer-specific project that was primarily completed during 2009. In 2010 the Waste Management Segment’s operating loss increased primarily due to a contract termination expense of $1.1 million related to an agreement to terminate a disposal contract with a former customer. Our Waste Management operating loss was higher in 2010 compared to 2009 and in 2009 compared to 2008, in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our new byproduct disposal license as well as our inability to undertake new projects without the completion of our new disposal facilities.   We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

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

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows.  We have in the past, and we may in the future, consider strategic alternatives with respect to WCS.  We could report a loss in any such strategic transaction.

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit), Noncontrolling Interest and Related Party Transactions

Interest and Dividend Income – A significant portion of our interest and dividend income in 2008, 2009 and 2010 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $25.4 million in each of 2008, 2009 and 2010.

  Interest income in the second quarter of 2008 also includes $4.3 million earned on certain escrow funds of NL. Other general corporate interest and dividend income in 2011 is expected to be somewhat higher than 2010 due to higher expected balances available for investment primarily as a result of Kronos’ secondary stock offering of its common stock completed in the fourth quarter of 2010.

Insurance Recoveries – Insurance recoveries in 2008 and 2009 relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.

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

In addition to the insurance recoveries discussed above, our insurance recoveries in 2010 include an insurance recovery recognized in the first quarter of 2010 in connection with the litigation settlement discussed in Note 17 to our Consolidated Financial Statements.  NL had insurance coverage for a portion of the litigation settlement, and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

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

Also in 2009, we recognized a pre-tax litigation settlement gain of $12.0 million related to amounts we received in the first quarter of 2009 in recovery of past environmental remediation and related legal costs we had previously incurred.  We also recognized a $6.3 million gain on the sale of the assets of our research, laboratory and quality control business to the Amalgamated Sugar Company LLC in 2010. See Note 15 to our Consolidated Financial Statements.

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

Corporate Expenses, Net – The $33.3 million in litigation settlement and contract termination expense are discussed in Notes 9 and 17 of our Consolidated Financial Statements.  Corporate expenses were 25% lower at $29.9 million in 2010 compared to $40.1 million in 2009. Corporate expenses decreased primarily due to lower defined benefit pension and other postretirement benefit expense, lower environmental related expenses and lower incentive compensation expense which included certain incentive compensation paid in connection with the sale of our research and development business in the first quarter of 2009.  In addition, we had lower litigation and related costs at NL. Included in corporate expense are:

•	litigation and related costs at NL of $8.8 million in 2010 compared to $12.4 million in 2009 and
•	environmental expense of $.4 million in 2010 compared to $5.4 million in 2009.

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

We expect that net general corporate expenses in 2011 will be higher than in 2010, primarily due to higher expected litigation and related expenses.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  If our current expectations regarding the number of cases in which we expect to be involved during 2011, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  See Note 17 to our Consolidated Financial Statements.

Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  The interest expense we recognize on these fixed rate Notes will vary with fluctuations in the euro exchange rate. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest expense increased to $68.4 million in 2010 from $66.7 million in 2009 primarily due to higher average debt balances at Valhi parent, NL and CompX partially offset by the effect of decreased average borrowings under Kronos’ revolving credit facilities.

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

Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2011 as compared to 2010 due to higher average balances of outstanding borrowings at WCS in 2011 and higher interest rates on certain of our credit facilities.

Provision for Income Taxes (Benefit) – We recognized income tax expense of $16.7 million in 2008, a benefit of $50.8 million in 2009 and income tax expense of $18.5 million in 2010.  See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our tax provision in 2010 includes:
•	a charge of $5.2 million related to an increase in the reserve for uncertain tax positions;
•
a $35.2 million non-cash income tax benefit related to a European Court ruling in the first quarter of 2010 that resulted in a favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards; and

•	an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary recognized in the first quarter of 2010.

Our income tax benefit in 2009 includes: an income tax benefit of $14.0 million due to a net decrease in our reserve for uncertain tax positions in part as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

Our provision for income taxes in 2008 includes:
•	a $7.2 million non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany; and
•	a charge of $5.6 million due to an increase in our reserves for uncertain tax positions.

The provision in 2008 does not include any benefit associated with the goodwill impairment charge (which is nondeductible for income tax purposes).  This charge impacted the tax provision by $3.5 million.

In addition, as discussed in Note 1 to our Consolidated Financial Statements, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos.  The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate.  The aggregate amount of such deferred income taxes associated with our investment in Kronos included in our provision for income taxes was a deferred income tax expense of $1.6 million in 2008 and $18.1 million in 2010, and was a deferred income tax benefit of $8.9 million in 2009.  In addition, there is a maximum amount of deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we reached such maximum amount in the fourth quarter of 2010.  As a result, we currently do not expect to be required to recognize any additional deferred income taxes with respect to our direct investment in Kronos in 2011.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest increased from a benefit of $3.9 million in 2009 due to net losses at Kronos, NL and CompX in 2009 to a cost of $13.5 million due to net income at all of these subsidiaries in 2010.  Noncontrolling interest also increased due to Kronos’ secondary stock offering of its common stock which was completed in the fourth quarter of 2010, this offering decreased our aggregate ownership percentage of Kronos from 95% to 80% thereby increasing the noncontrolling interest we recognize in Kronos.  See Note 3 to our Consolidated Financial Statements.

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

Assumptions on Defined Benefit Pension Plans and OPEB Plans.

Defined Benefit Pension Plans. We maintain various defined benefit pension plans in the U.S., Europe and Canada.  See Note 11 to our Consolidated Financial Statements.  At December 31, 2010, the projected benefit obligations for all defined benefit plans comprised $59.8 million related to U.S. plans and $454.8 million related to foreign plans.  Substantially, all of the projected benefit obligations attributable to foreign plans related to plans maintained by Kronos, and approximately 73% and 27% of the projected benefit obligations attributable to U.S. plans related to plans maintained by NL and Kronos.  Prior to December 31, 2009, we also maintained a U.S. plan related to Medite Corporation, a former business unit of Valhi (the “Medite plan”). Effective December 31, 2009, for financial reporting purposes the assets and liabilities of the Medite plan were transferred to a defined benefit pension plan maintained by Contran and are no longer reflected in our Consolidated Financial Statements.  See Note 11 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $1.9 million in 2008, $23.7 million in 2009 and $23.3 million in 2010.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under GAAP for financial reporting purposes.  In the fourth quarter of 2008 we recognized a $6.9 million pension adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2008 for our German pension plans (see Note 11 to our Consolidated Financial Statements).  We made contributions to all of our defined benefit pension plans of $21.2 million in 2008, $23.4 million in 2009 and $25.2 million in 2010.

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

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive third-party advice about appropriate discount rates, and these advisors may in some cases use their own market indices.  We adjust these discount rates as of each December 31 valuation date to reflect then-current interest rates on such long-term bonds.  We use these discount rates to determine the actuarial present value of the pension obligations as of December 31 of that year.  We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

Approximately 59%, 21%, 13% and 3% of the projected benefit obligations attributable to plans maintained by Kronos at December 31, 2010 related to plans in Germany, Canada, Norway and the U.S., respectively.  The NL plan is substantially all in the U.S.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011

Kronos and NL plans:
Germany	5.8%	5.5%	5.2%
Canada	6.5	6.0	5.2%
Norway	5.8	5.3	4.8%
U.S.	6.1	5.7	5.1%

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

At December 31, 2010, the fair value of plan assets for all defined benefit plans comprised $50.4 million related to U.S. plans and $334.8 million related to foreign plans.  Substantially all of plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 72% and 28% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively.  Approximately 52%, 24%, 17% and 4% of the plan assets attributable to plans maintained by Kronos at December 31, 2010 related to plans in Germany, Canada, Norway and the U.S., respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense because we maintain defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Such assumed asset mixes are summarized below:

•
Substantially all of the Kronos and NL plan assets in the U.S. were invested in The Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  The CMRT also holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which does not include the TIMET holdings.  Beginning in 2010, we now invest in the portion of the CMRT that holds TIMET stock.  During the history of the CMRT from its inception in 1988 through December 31, 2010, the average annual rate of return (excluding the CMRT’s investment in TIMET common stock) has been 12%, while the CMRT’s annual rate of return including TIMET stock has been 15%.

•	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.
•
In Canada, we currently have a plan asset target allocation of 55% to equity securities, 45% to fixed income securities and the remainder primarily to cash and liquid investments.  We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities, and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0%, and 4.0%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2009
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	68%	18%	58%	13%
Fixed income securities	31	61	40	80
Real estate	1	12	-	-
Cash, cash equivalents and other	-	9	2	7

Total	100%	100%	100%	100%

	December 31, 2010
	CMRT	Germany	Canada	Norway

Equity securities and limited partnerships	83%	17%	59%	17%
Fixed income securities	16	61	39	68
Real estate	-	11	-	2
Cash, cash equivalents and other	1	11	2	13

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2008, 2009 and 2010 were as follows:

	2008	2009	2010

Kronos and NL plans:
Germany	5.3%	5.3%	5.0%
Canada	6.3	6.0	6.0
Norway	6.1	5.8	5.0
U.S.	10.0	10.0	10.0
Medite plan	10.0	10.0	-

We currently expect to utilize the same long-term rates of return on plan asset assumptions in 2011 as we used in 2010 for purposes of determining our 2011 defined benefit pension plan expense.

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

During 2010, our defined benefit pension plans generated a net actuarial loss of $11.4 million. This actuarial loss resulted primarily from the net effects of (i) the overall return on plan assets being in excess of the assumed return and (ii) the general reduction in discount rates from December 31, 2009 to December 31, 2010.

Based on the actuarial assumptions described above and our current expectations for what actual average currency exchange rates will be during 2011, we currently expect our aggregate defined benefit pension expense will approximate $23 million in 2011.  In comparison, we currently expect to be required to make approximately $28 million of aggregate contributions to such plans during 2011.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2010, our aggregate projected benefit obligations would have increased by approximately $17 million at that date, and our aggregate defined benefit pension expense would be expected to increase by approximately $1 million during 2010.  Similarly, if we lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2011.

OPEB Plans. We provide certain health care and life insurance benefits for certain of our eligible retired employees.  See Note 11 to our Consolidated Financial Statements.  At December 31, 2010, approximately 52%, 30% and 18% of our aggregate accrued OPEB costs relate to Kronos, NL  and Tremont, respectively.  Kronos provides such OPEB benefits to eligible retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to eligible retirees in the U.S.  Under accounting for other postretirement employee benefits, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.  We recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB expense of $2.2 million in 2008, $1.9 million in 2009 and $1.1 million in 2010.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $2.7 million in 2008, $2.6 million in 2009 and $1.7 million in 2010.  Substantially all of our U.S. accrued OPEB cost relates to benefits being paid to current retirees and their dependents and no material amount of OPEB benefits are being earned by current U.S. employees.  Some of Kronos’ Canadian employees are earning OPEB benefits.  Due to continued increases in healthcare costs, it is expected that our OPEB expense for financial reporting purposes will be consistent with the past two years.  Our expected OPEB benefit payments for 2011 are expected to be similar amounts.

The discount rates we use for determining OPEB expense and the related OPEB obligations are based on current interest rates earned on high-quality bond yields in the applicable country where the benefits are being paid.  In addition, we receive third-party advice about appropriate discount rates, and these advisors may in some cases use their own market indices.  We adjust these discount rates as of each valuation date to reflect then-current interest rates on such bonds.  We use these discount rates to determine the actuarial present value of the OPEB obligations as of December 31 of that year.  We also use these discount rates to determine the interest component of OPEB expense for the following year.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from third-party actuaries.  In certain cases, NL has the right to pass on to retirees all or a portion of any increases in health care costs; for these retirees, any future increase in health care costs will have no effect on the amount of OPEB expense and accrued OPEB costs we recognize.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost and plan-design cost containment initiatives.  For example, at December 31, 2010, the expected rate of increase in future health care costs range is 8.0% to 8.5% in 2011, declining to a rate of 5% to 5.5% in 2018 and thereafter.

Based on the actuarial assumptions described above and Kronos’ current expectation for what actual average foreign currency exchange rates will be during 2011, we expect our consolidated OPEB credit will approximate $1.1 million in 2011.  In comparison, we expect to be required to make approximately $1.9 million of contributions to such plans during 2011.

During 2009 and 2010, we amended our benefit formula for most participants of our plans, resulting in a prior service credit of approximately $4.8 million in 2009 and $9.5 million in 2010.  Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.  As a result, our 2010 OPEB expense reflected the amortization of the credit arising in 2009, and our expected OPEB credit in 2011 reflects the amortization of the credit arising in 2010.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions we use are reasonable and appropriate.  If we had lowered the assumed discount rates by 25 basis points for all of our OPEB plans as of December 31, 2010, our aggregate projected benefit obligations would have increased by approximately $.5 million at that date, our OPEB expense would be expected to be approximately the same during 2011.  Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $.5 million at December 31, 2010, and the change to OPEB expense would be expected to approximately $.5 million.

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

Cash flows from operating activities increased from $76.0 million in 2009 to $122.2 million in 2010.  This $46.2 million increase in cash provided by operations was primarily due to the net effects of the following items:
•	higher consolidated operating income in 2010 of $203.4 million due to operating income at Kronos and CompX in 2010 compared to operating losses at all of our segments in 2009;
•	lower cash paid for taxes of $12.6 million in 2010 due to our lower earnings in 2009 and the timing of related refunds;
•	proceeds from a litigation settlement of $11.8 million received in January 2009;
•	payments of $19.0 million in 2010 in relation to a litigation settlement expense;
•	proceeds of $4.0 million from a litigation settlement received in July 2010; and
•
changes in receivables, inventories, payables and accrued liabilities in 2010 resulting in $28.5 million of net cash used, a decline of $111.4 million compared to 2009, primarily due to increased sales and production volumes.

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

•	proceeds from a litigation settlement of $11.8 million received in January 2009;
•	lower cash paid for income taxes in 2009 of $8.8 million primarily due to lower income in 2009; and
•	lower cash paid for interest, net of amount capitalized, in 2009 of $1.9 million primarily due to favorable changes in currency exchange rates and lower average interest rates.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2009 to December 31, 2010 due to the timing of collections on receivable balances;

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2009 to December 31, 2010 as our TiO2 sales volumes in 2010 exceeded our production volumes;

•
CompX’s average DSO increased from December 31, 2009 to December 31, 2010 as a result of accounts receivable returning to a more normal relationship to sales in 2010 due to the improvement in the overall economic environment; and

•	CompX’s average DSI increased from December 31, 2009 to December 31, 2010 as a result of an increase in inventory in response to the increase in customer demand in 2010.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2008	2009	2010

Kronos:
Days sales outstanding	64 days	56 days	55 days
Days sales in inventory	113 days	58 days	52 days

CompX:
Days sales outstanding	41 days	37 days	41 days
Days sales in inventory	70 days	64 days	70 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Cash provided by (used in) operating activities:
Kronos	$2.7	$86.3	$126.0
NL Parent exclusive of subsidiaries	(11.5)	(10.4)	(4.1)
CompX	15.7	15.3	13.0
Waste Control Specialists	(9.9)	(11.7)	(22.0)
Tremont	(.7)	7.6	(.6)
Valhi exclusive of subsidiaries	54.6	24.8	48.8
Other	(1.6)	.6	(.2)
Eliminations	(73.8)	(36.5)	(38.7)

Total	$(24.5)	$76.0	$122.2

Investing Activities –

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

We had the following market transactions during 2010:
•
purchased marketable securities of $55.0 million including 2.7 million shares of TIMET common stock purchased by Kronos in the fourth quarter of 2010 of which $2.9 million in trades was settled in early 2011;

•	sold marketable securities for proceeds of $7.6 million; and
•
reduced restricted cash and restricted marketable securities by a total of $5.2 million due to the release of funds to us from escrow related to a litigation settlement and due to the reduction of one of our letters of credit.

We had the following market transactions during 2009:
•	purchased marketable securities of $5.4 million; and
•	sold marketable securities for $9.5 million.

In addition, we received proceeds of $6.7 million from the sale of the assets of our research, laboratory and quality control business and $11.8 million on the second closing on property covered under a litigation settlement reached in the fourth quarter of 2008.  See Note 15 to our Consolidated Financial Statements.

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

Financing Activities –

During 2010, we:
•	repaid net euro 9 million ($8.5 million when borrowed/repaid) under Kronos’ European bank credit facility;
•	repaid a net $16.7 million under Kronos’ U.S. bank credit facility;
•	had net borrowings of $3.0 million under CompX’s revolving credit facility;
•	has borrowings of $18.0 million as NL issued a promissory note;
•	had net borrowings of $15.4 million under two promissory notes issued by WCS;
•	incurred $72.0 million in borrowings under WCS’ financing capital lease; and
•	had net payments of $54.9 million under our Contran credit facility and repaid our $30 million note with Contran.

In November, 2010, Kronos completed a secondary public offering of 8.97 million shares of its common stock in an underwritten offering generating net proceeds of $337.6 million.  See Note 3 to our Consolidated Financial Statements.

During 2009, we:
•	made net payments of $31.5 million under Kronos’ European bank credit facility;
•	borrowed a net $3.0 million under Kronos’ U.S. bank credit facility;
•	borrowed a net $54.9 million under our new Contran credit facility;
•	we borrowed an aggregate of $30 million principal amount through unsecured demand promissory notes payable to Contran ;
•	NL purchased $.1 million of Kronos common stock; and
•	CompX repaid $.8 million on its promissory note to TIMET.

During 2008, we:
•      made net payments of $1.7 million on Kronos’ U.S. credit facility;
•	borrowed a net $44.4 million on Kronos’ European credit facility;
•	repaid $7.0 million on CompX’s promissory note to TIMET; and
•      borrowed a net $7.3 million under our bank credit facility.

We paid aggregate cash dividends on our common stock of $45.5 million in 2008, $45.4 million in 2009, and $45.5 million in 2010 ($.10 per share per quarter).  Distributions to noncontrolling interest in 2008, 2009 and 2010 are primarily comprised of NL dividends paid to shareholders other than us, CompX dividends paid to shareholders other than NL and for 2008 and the fourth quarter of 2010 Kronos cash dividends paid to shareholders other than us and NL.

In 2008 NL purchased 79,000 shares of our common stock for $1.0 million and in 2009 NL purchased 14,000 Kronos shares in market transactions for $.1 million.  In 2010 Kronos purchased 121,000 shares of our common stock for $2.7 million.  These shares of our stock purchased by NL and Kronos are included in our treasury stock balance since pursuant to Delaware law they cannot be voted.  Other cash flows from financing activities in 2008, 2009 and 2010 relate principally to shares of common stock issued by us and our subsidiaries upon the exercise of stock options or the issuance of shares to directors.

Outstanding Debt Obligations

At December 31, 2010, our consolidated third-party indebtedness was comprised of:
•	KII’s euro 400 million aggregate principal amount of its 6.5% Senior Secured Notes ($532.8 million) due in 2013;
•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	CompX’s promissory note payable to TIMET ($42.2 million outstanding) which is due in 2014;
•	CompX’s revolving credit facility ($3.0 million outstanding) due in January 2012;
•	NL’s $18.0 million promissory note issued in connection with a litigation settlement due in 2011 and 2012;
•	WCS’ $72.0 million financing capital lease with Andrews County, Texas which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	WCS’ two 6.0% promissory notes ($15.4 million outstanding) due in 2011 through 2014; and
•	approximately $6.9 million of other indebtedness, primarily capital lease obligations.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial rations, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In addition, certain agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We, and all of our subsidiaries, are in compliance with all of our debt covenants at December 31, 2010.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however, if future operating results differ materially from our current expectations, we may be unable to maintain compliance.  See Note 9 to our Consolidated Financial Statements.

In addition to the outstanding indebtedness indicated above, at December 30, 2010 Kronos has a euro 80 million European Credit Facility, a U.S. $70 million revolving credit facility, and a Canadian $20 million revolving credit facility, in each case with no outstanding borrowings at December 31, 2010.  Kronos voluntarily terminated the U.S. and Canadian facilities in February 2011 and January 2011, respectively. Valhi also has a $100 million revolving credit facility with Contran with no outstanding borrowings at December 31, 2010.

In February 2011 CompX repaid all of the $3.0 million which was outstanding at December 31, 2010 on its revolving credit facility.

On February 17, 2011, Kronos called for the redemption of euro 80 million principal amount of the 6.5% Notes on March 24, 2011.  Kronos intends to borrow under its European revolving credit facility in order to fund such redemption.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2011) and long-term obligations (defined as the five-year period ending December 31, 2015).  In this regard, see the discussion above in “Outstanding Debt Obligations.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2010, we had credit available under existing facilities of $235 million, which was comprised of:
•	$107(1) million under Kronos’ European revolving credit facility;
•	$28 million under CompX’s bank credit facility, and
•	$100(2) million under Valhi’s Contran credit facility.

(1) Excludes Kronos’ borrowing availability as of December 31, 2010 under its U.S. and Canadian facilities.  As noted above, Kronos voluntarily terminated the U.S. and Canadian facilities in February 2011 and January 2011, respectively.

(2) Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of amounts noted above without violating any covenants of the credit facilities. Although CompX’s bank credit facility has a remaining capacity of $34.5 million, only $28 million is available to borrow as of the end of December 2010 due to limitations imposed by debt covenant restrictions.  As of the first quarter of 2011, CompX expects the full unused capacity of the facility to become available, as such debt covenant limitations are expected to become inapplicable.

At December 31, 2010, we had an aggregate of $426.9 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Valhi exclusive of its subsidiaries	$15.9
Kronos	353.6
NL Parent exclusive of its subsidiaries	33.9
CompX	13.9
Tremont	9.3
Waste Control Specialists	.3

Total cash, cash equivalents and marketable securities	$426.9

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2011 will be approximately $143 million as follows:
•	$58 million by our Chemicals Segment, including approximately $21 million in the area of environmental protection and compliance;
•	$5 million by our Component Products Segment; and
•	$80 million by our Waste Management Segment.

The WCS amount includes approximately $10 million in capitalized permit costs.  Capital spending for 2011 is expected to be funded through cash generated from operations and credit facilities.   Our Waste Management Segment’s LLRW disposal license was issued in January 2009 and signed in September 2009.  With the receipt of this license, WCS began construction of its LLRW facility in January 2011.  Approximately $70 million of WCS’ planned capital spending relates to the new facility.

Planned capital expenditures in 2011 at Kronos and CompX will primarily be to maintain our facilities.

Repurchases of our Common Stock and Common Stock of Our Subsidiaries –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At December 31, 2010 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 14 to our Consolidated Financial Statements.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 1.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, Kronos may terminate the program prior to its completion.  Kronos will use cash on hand to acquire the shares.  Repurchased shares will be added to Kronos’ treasury and cancelled. Kronos did not make any repurchases under the plan during 2010 and all 1.0 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At December 31, 2010 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In February 2009, Kronos’ board suspended its regular quarterly dividend of $.25 per share after considering the challenges and opportunities that existed in the TiO2 products industry and resumed its dividend in the fourth quarter of 2010 in response to favorable economic conditions. We received cash dividends from Kronos of $29.0 million in 2008 based on the 29.0 million shares of Kronos we held in and 2008, no dividends during 2009 and $7.3 million in 2010 based on the quarterly dividend rate of $.25 per share in each of 2008 and the fourth quarter of 2010.  If Kronos pays its regular dividend of $.25 per share in each quarter of 2011, we would receive aggregate annual regular dividends from Kronos of $29.0 million.  In addition, in February 2011 the Kronos board of directors declared and paid a special dividend of $1 per share for which we received $29.0 million.  NL’s current quarterly cash dividend is $.125 per share.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at December 31, 2010, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2011.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX.  Instead any dividend CompX declares is paid to NL.

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

On November 2, 2010, Kronos completed a secondary public offering of 7.8 million shares of its common stock in an underwritten offering.  On November 9, 2010 the underwriters purchased an additional 1.17 million shares of its common stock to cover overallotments.  The transactions generated aggregate net proceeds of $337.6 million, which Kronos plans to use for general corporate purposes. Upon completion of the offering, our aggregate ownership of Kronos was reduced to 80% (50% held directly by us and 30% held directly by NL).  See Note 3 to our Consolidated Financial Statements.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility.  We eliminate these intercompany borrowings in our Consolidated Financial Statements.  During 2010, WCS borrowed $23.3 million from our subsidiary.  WCS used these borrowings primarily to fund its operating loss and capital expenditures.  In December 2010, WCS subsequently repaid such net borrowings using a portion of the net proceeds WCS received from December 2010 sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our Consolidated Financial Statements.  In addition, WCS loaned the remaining net proceeds from such sale-leaseback transaction of approximately $30 million to our subsidiary for cash management purposes, which intercompany loan is also eliminated in our Consolidated Financial Statements.  We expect our subsidiary will completely repay its $30 million loan from WCS in the first half of 2011.  In addition, WCS will likely borrow additional amounts from us during 2011 under the terms of the revolving credit facility, and we may similarly contribute such borrowings to WCS’ capital.  At December 31, 2011, WCS can borrow an additional $110 million under this facility, which matures in March 2012.

In June 2010, NL entered into a promissory note with Valhi that allows NL to borrow up to $40 million.  We also eliminate any such intercompany borrowings in our Consolidated Financial Statements.  During 2010, NL borrowed a net $11.3 million from us, and we expect NL will likely borrow additional amounts from us during 2011.  At December 31, 2010, NL could borrow an additional $28.7 million under this facility, which matures no earlier than March 2012 and no later than December 2012.

In November 2010, Valhi entered into a promissory note with Kronos that, as amended, allows Valhi to borrow up to $175 million.  We also eliminate any such intercompany borrowings in our Consolidated Financial Statements.  During 2010, Valhi borrowed a net $61.9 million from Kronos, and we expect Valhi will likely borrow additional amounts from Kronos during 2011.  At December 31, 2010, Valhi could borrow an additional $113.1 million under this facility, which matures no earlier than March 2012 and no later than December 2012.

Investment in The Amalgamated Sugar Company LLC –

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC.  We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month.  To the extent the LLC's distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered.  Based on the LLC's current projections for 2011, we expect distributions received from the LLC in 2011 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

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

As more fully described in the Notes to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 9 and 17 to our Consolidated Financial Statements.  Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 17 to our Consolidated Financial Statements and above in “Business – Chemicals Segment – Kronos Worldwide, Inc. - Manufacturing, Operations and Properties.”  The following table summarizes our contractual commitments as of December 31, 2010 by the type and date of payment.

	Payment due date
Contractual commitment	2011	2012/2013	2014/2015	2016 and after	Total
	(In millions)

Indebtedness(1):
Principal	$17.5	$561.7	$45.4	$315.7	$940.3
Interest	65.8	105.9	56.9	313.8	542.4

Operating leases(2)	10.8	11.9	6.1	18.0	46.8

Kronos’ long-term supply contracts for the purchase of TiO2 feedstock(3)	260.0	185.0	147.0	-	592.0

Kronos’ long-term service and other supply contracts(4)	53.4	50.8	26.6	1.2	132.0

CompX raw material and other purchase commitments(5)	16.5	-	-	-	16.5

Fixed asset acquisitions(2)	78.4	-	-	-	78.4

Estimated tax obligations(6)	12.2	-	-	-	12.2

Total	$514.6	$915.3	$282.0	$648.7	$2,360.6

(1)
The amount shown for indebtedness involving revolving credit facilities is based upon the actual amount outstanding at December 31, 2010, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2010 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility.  A significant portion of the amount shown for indebtedness relates to KII’s 6.5% Senior Secured Notes ($532.8 million at December 31, 2010), which is denominated in the euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.

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

(4)
The amounts shown for the long-term service and other supply contracts primarily pertain to agreements Kronos entered into with various providers of products or services which help to run its plant facilities (electricity, natural gas, etc.), utilizing December 31, 2010 exchange rates.

(5)
CompX’s purchase obligations consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) and are based on the contractual payment amount and the contractual payment date for those commitments.

(6)	The amount shown for income taxes is the amount of our consolidated income taxes currently payable at December 31, 2010, which is assumed to be paid during 2011.

The table above does not include:
•
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

•
We are party to an agreement that could require us to pay certain amounts to a third party based upon specified percentages of our qualifying Waste Management revenues.  We have not included any amounts for this conditional commitment in the above table because we currently believe it is not probable that we will be required to pay any amounts pursuant to this agreement.

•
Amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  Our defined benefit pension plans and OPEB plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements.  We currently expect we will be required to contribute an aggregate of $30.2 million to our defined benefit pension and OPEB plans during 2011.

•
Any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Note 12 to our Consolidated Financial Statements.

We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchase, they generally provide for stated unit prices based upon achievement of specified volume purchase levels.  This allows us to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met.

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

At December 31, 2010 our aggregate indebtedness was split between 93% of fixed-rate instruments and 7% of variable-rate borrowings (in 2009 the percentages were 84% of fixed-rate instruments and 16% of variable rate borrowings).  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2010.  Information shown below for foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2010 using an exchange rate of 1.3350  U.S. dollars per euro.

The table below shows the fair value of our financial liabilities at December 31, 2010.

	Amount
Indebtedness*	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness:
Euro-denominated KII 6.5% Senior Secured Notes	$532.8	$536.0	6.5%	2013
Valhi loans from Snake River	250.0	250.0	9.4	2027
WCS financing capital lease	72.0	72.0	7.0	2035
WCS promissory notes	15.4	15.4	6.0	2013-2015
Fixed-rate	870.2	873.4	7.3%

Variable-rate indebtedness -
CompX promissory note to TIMET	42.2	42.2	1.3%	2014
NL promissory note	18.0	18.0	3.3	2012
CompX bank credit facility	3.0	3.0	3.5	2012

Variable-rate	63.2	63.2	2.0%

Total	$933.4	$936.6	7.0%

*  Denominated in U.S. dollars, except as otherwise indicated.  Excludes capital lease obligations.

Approximately 62% of our fixed rate indebtedness was denominated in the euro, with the remainder denominated in the U.S. dollar.  All of the outstanding variable rate borrowings were denominated in the U.S. dollar.

Currency Exchange Rates. We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide.  Our earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2010, we had the equivalent of $532.8 million of outstanding euro-denominated indebtedness (at December 31, 2009 – the equivalent of $587.6 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $58.9 million and $53.4 million at December 31, 2009 and 2010, respectively.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.

At December 31, 2010, we had currency forward contracts to exchange:
•
an aggregate of $66.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.05 to Cdn. $1.08 per U.S. dollar.  These contracts with Wachovia Bank, National Association, mature from January 2011 through December 2011 at a rate of $5.5 million per month, subject to early redemption provisions at our option.

•
an aggregate $20.1 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.94 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from January 2011 through July 2011 at a rate of $2.3 million to $5.5 million per month.

•
an aggregate euro 17.8 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.16 to kroner 8.28 per euro.  These contracts with DnB Nor Bank ASA mature from January 2011 through August 2011 at a rate of euro 1.8 million to euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at December 31, 2010 was a $6.3 million net asset, which amount is recognized as part of Accounts and Other Receivables in our Consolidated Balance Sheet and a corresponding $6.3 million currency transaction gain in our Consolidated Statement of Operations.  To the extent we held such contracts during 2008, 2009 and 2010, we did not use hedge accounting for any of our contracts.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2009 and 2010.

Raw Materials. Our Chemicals Segment generally enters into long-term supply agreements for critical raw materials, including ore.  Many of these raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  Raw material pricing under these agreements is generally negotiated annually.  Our Component Products Segment will occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs.  Otherwise, we generally do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the price to be stable or because long-term supply agreements for those materials are generally not available.  We do not engage in commodity hedging programs.

Marketable Equity and Debt Security Prices. We are exposed to market risk due to changes in prices of the marketable securities we own.  The fair value of such debt and equity securities (determined using Level 1, Level 2 and Level 3 inputs) at December 31, 2009 and 2010 was $285.6 million and $342.1 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a hypothetical 10% change in prices, would be approximately $28.6 million at December 31, 2009 and $34.2 million at December 31, 2010.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2010.  Under the rules of the SEC, our independent registered public accounting firm is not required to, and did not; audit our internal control over financial reporting as of December 31, 2010.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of our equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X.  However, our assessment of internal control over financial reporting with respect to our equity method investees did include controls over the recording of amounts related to our investment that are recorded in our Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting -

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Certifications -

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2010, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listing standards without qualification.  Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2010 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM  10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2011 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Valhi Proxy Statement").

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2011 proxy statement.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2011 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2011 proxy statement.  See also Note 16 to the Consolidated Financial Statements.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2011 proxy statement.
PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)	Financial Statements and Schedules

The Registrant

Our Consolidated Financial Statements and schedule listed on the accompanying Index of Financial Statements and Schedule (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2010.

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

10.2
Intercorporate Services Agreement between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2004.

10.3
Intercorporate Services Agreement between Contran Corporation and CompX International Inc. effective January 1, 2004 – incorporated by reference to Exhibit 10.2 to CompX’s Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.4
Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. effective January 1, 2004 - incorporated by reference to Exhibit No. 10.1 to Kronos’ Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2004.

10.5
Consent Agreement dated as of March 29, 2007 between Valhi, Inc. and Contran Corporation – incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (File No. 1-5467) dated March 26, 2007 and filed by us on March 30, 2007.

Item No.	Exhibit Index

10.6
Agreement and Plan of Merger dated as of October 16, 2007 among CompX International Inc., CompX Group, Inc. and CompX KDL LLC - incorporated by reference to Exhibit 10.2 of CompX’s Current Report on Form 8-K (File No. 1-13905) dated October 22, 2007.

10.7
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company – incorporated by reference to Exhibit 10.4 of CompX’s Quarterly Report on Form 10-Q (File No. 1-13905) for the quarter ended September 30, 2007.

10.8
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

10.40
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

10.42
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

10.49
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

10.50
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

10.51
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

10.52
Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.3 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.53
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.38 to NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2009.

10.54
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

10.55
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

VALHI, INC. (Registrant)

By: /s/ Steven L. Watson
Steven L. Watson, March 9, 2011 (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 9, 2011 (Chairman of the Board)	Steven L. Watson, March 9, 2011 (President, Chief Executive Officer and Director)

/s/ Thomas E. Barry	/s/ Glenn R. Simmons
Thomas E. Barry, March 9, 2011 (Director)	Glenn R. Simmons, March 9, 2011 (Vice Chairman of the Board)

/s/ Norman S. Edelcup	/s/ Bobby D. O’Brien
Norman S. Edelcup, March 9, 2011 (Director)	Bobby D. O’Brien, March 9, 2011 (Vice President and Chief Financial Officer, Principal Financial Officer)

/s/ W. Hayden McIlroy	/s/ Gregory M. Swalwell
W. Hayden McIlroy, March 9, 2011 (Director)	Gregory M. Swalwell, March 9, 2011 (Vice President and Controller, Principal Accounting Officer)

/s/ J. Walter Tucker, Jr.
J. Walter Tucker, Jr. March 9, 2011 (Director)

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedule

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2009 and 2010	F-3

Consolidated Statements of Operations – Years ended December 31, 2008, 2009 and 2010	F-5

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2008, 2009 and 2010	F-6

Consolidated Statements of Equity – Years ended December 31, 2008, 2009 and 2010	F-7

Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2009 and 2010	F-8

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

We omitted Schedules II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valhi, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

/s/PricewaterhouseCoopers LLP
March 9, 2011

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,
	2009	2010

Current assets:
Cash and cash equivalents	$68.7	$325.1
Restricted cash equivalents	8.9	9.4
Marketable securities	6.1	1.7
Accounts and other receivables, net	204.1	261.3
Refundable income taxes	2.6	1.3
Receivable from affiliates	16.2	.1
Inventories, net	312.0	294.9
Prepaid expenses and other	17.7	14.1
Deferred income taxes	11.9	13.9

Total current assets	648.2	921.8

Other assets:
Marketable securities	279.5	340.4
Investment in affiliates	116.1	113.2
Goodwill	396.9	397.4
Other intangible assets	1.4	.8
Deferred income taxes	185.5	192.0
Pension asset	.3	.3
Other assets	101.8	102.3

Total other assets	1,081.5	1,146.4

Property and equipment:
Land	56.3	54.9
Buildings	293.8	287.4
Equipment	1,176.1	1,170.3
Mining properties	68.4	69.1
Construction in progress	20.7	20.2
	1,615.3	1,601.9
Less accumulated depreciation	934.7	955.8

Net property and equipment	680.6	646.1

Total assets	$2,410.3	$2,714.3

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2009	2010

Current liabilities:
Current maturities of long-term debt	$2.5	$17.4
Accounts payable	124.5	129.6
Accrued liabilities	137.5	115.8
Payable to affiliates	26.1	30.2
Income taxes	3.9	7.9
Deferred income taxes	4.7	5.0

Total current liabilities	299.2	305.9

Noncurrent liabilities:
Long-term debt	988.4	922.9
Deferred income taxes	360.7	417.6
Accrued pension costs	130.5	128.1
Accrued environmental costs	37.9	32.6
Accrued postretirement benefits costs	25.5	19.5
Payable to affiliate	.3	-
Other	69.4	69.5

Total noncurrent liabilities	1,612.7	1,590.2

Equity:
Valhi stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; 5,000 shares issued	667.3	667.3
Common stock, $.01 par value; 150.0 million shares authorized; 118.4 million shares issued	1.2	1.2
Additional paid-in capital	-	76.2
Accumulated deficit	(197.7)	(183.2)
Accumulated other comprehensive income (loss)	(3.2)	21.2
Treasury stock, at cost – 4.1 million shares	(38.9)	(40.9)

Total Valhi stockholders’ equity	428.7	541.8

Noncontrolling interest in subsidiaries	69.7	276.4

Total equity	498.4	818.2

Total liabilities and equity	$2,410.3	$2,714.3

Commitments and contingencies (Notes 4, 9, 12, 16 and 17)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2008	2009	2010

Revenues and other income:
Net sales	$1,485.3	$1,272.1	$1,592.7
Other income, net	92.7	69.7	58.5

Total revenues and other income	1,578.0	1,341.8	1,651.2

Costs and expenses:
Cost of sales	1,239.1	1,135.7	1,229.9
Selling, general and administrative	238.5	227.6	236.8
Litigation settlement and contract termination expense	-	-	33.3
Goodwill impairment	10.1	-	-
Assets held for sale write-down	-	.7	.5
Interest	68.7	66.7	68.4

Total costs and expenses	1,556.4	1,430.7	1,568.9

Income (loss) before income taxes	21.6	(88.9)	82.3

Provision for income taxes (benefit)	16.7	(50.8)	18.5

Net income (loss)	4.9	(38.1)	63.8

Noncontrolling interest in net income (loss) of subsidiaries	5.7	(3.9)	13.5

Net income (loss) attributable to Valhi stockholders	$(.8)	$(34.2)	$50.3

Amounts attributable to Valhi stockholders:

Basic and diluted earnings per share	$(.01)	$(.30)	$.42

Cash dividends per share	$.40	$.40	$.40

Basic and diluted weighted average shares outstanding	114.4	114.3	114.3

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2008	2009	2010

Net income (loss)	$4.9	$(38.1)	$63.8

Other comprehensive income (loss), net of tax:
Marketable securities	(28.3)	7.0	10.7

Currency translation	(38.1)	22.0	.3

Defined benefit pension plans	(51.7)	7.7	(6.4)

Other postretirement benefit plans	1.3	3.6	4.4

Total other comprehensive income (loss), net	(116.8)	40.3	9.0

Comprehensive income (loss)	(111.9)	2.2	72.8

Comprehensive income (loss) attributable to noncontrolling interest	(8.6)	1.5	17.9

Comprehensive income (loss) attributable to Valhi stockholders	$(103.3)	$.7	$54.9

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2008, 2009 and 2010

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interest	Total equity

Balance at December 31, 2007	$667.3	$1.2	$10.4	$(74.1)	$51.5	$(37.9)	$90.5	$708.9

Net income (loss)	-	-	-	(.8)	-	-	5.7	4.9
Cash dividends	-	-	(10.4)	(35.1)	-	-	(7.3)	(52.8)
Other comprehensive loss, net	-	-	-	-	(102.5)	-	(14.3)	(116.8)
Treasury stock acquired	-	-	-	-	-	(1.0)	-	(1.0)
Equity transactions with noncontrolling interest, net	-	-	-	-	-	-	(1.3)	(1.3)
Other, net	-	-	-	.2	-	-	-	.2

Balance at December 31, 2008	667.3	1.2	-	(109.8)	(51.0)	(38.9)	73.3	542.1

Net loss	-	-	-	(34.2)	-	-	(3.9)	(38.1)
Cash dividends	-	-	(.3)	(45.1)	-	-	(4.9)	(50.3)
Other comprehensive income, net	-	-	-	-	34.9	-	5.4	40.3
Equity transactions with noncontrolling interest, net	-	-	.3	-	-	-	(.2)	.1
Transfer of Medite pension plan	-	-	-	(8.6)	12.9	-	-	4.3

Balance at December 31, 2009	667.3	1.2	-	(197.7)	(3.2)	(38.9)	69.7	498.4

Net income	-	-	-	50.3	-	-	13.5	63.8
Cash dividends	-	-	(11.7)	(33.8)	-	-	(7.8)	(53.3)
Other comprehensive income, net	-	-	-	-	4.6	-	4.4	9.0
Treasury stock acquired	-	-	-	-	-	(2.0)	-	(2.0)
Equity transactions with noncontrolling interest, net	-	-	87.8	-	19.8	-	197.0	304.6
Other	-	-	.1	(2.0)	-	-	(.4)	(2.3)

Balance at December 31, 2010	$667.3	$1.2	$76.2	$(183.2)	$21.2	$(40.9)	$276.4	$818.2
See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2008	2009	2010

Cash flows from operating activities:
Net income (loss)	$4.9	$(38.1)	$63.8
Depreciation and amortization	66.1	67.4	62.1
Gain on sale of business	-	(6.3)	-
Litigation settlement gains	(47.9)	(11.1)	-
Accrued litigation settlement and contract termination	-	-	33.3
Litigation settlement payments	-	-	(19.0)
Goodwill impairment	10.1	-	-
Assets held for sale write-down	-	.7	.5
Securities transactions, net	1.2	(.5)	(.3)
Loss on disposal of property and equipment	1.0	1.2	1.8
Noncash interest expense	2.1	2.0	2.4
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(22.3)	.3	(1.3)
Other postretirement benefit expense	.9	.4	.3
Deferred income taxes	(12.4)	(21.9)	(11.1)
Equity in joint venture earnings	1.0	1.1	.4
Net distributions from
TiO2 manufacturing joint venture	10.0	7.7	2.4
Other, net	2.7	3.5	2.2
Change in assets and liabilities:
Accounts and other receivables, net	15.0	6.0	(53.4)
Inventories, net	(93.0)	105.2	4.6
Accounts payable and accrued liabilities	15.6	4.3	(15.1)
Income taxes	2.7	(3.0)	9.5
Accounts with affiliates	10.5	(18.1)	21.4
Other noncurrent assets	(3.5)	.3	.2
Other noncurrent liabilities	5.3	(9.5)	7.4
Other, net	5.5	(15.6)	10.1

Net cash provided by (used in) operating Activities	(24.5)	76.0	122.2

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2008	2009	2010

Cash flows from investing activities:
Capital expenditures	$(84.9)	$(57.5)	$(44.7)
Capitalized permit costs	(13.8)	(9.4)	(5.8)
Purchases of:
Kronos common stock	(.8)	-	-
CompX common stock	(1.0)	-	-
Marketable securities	(6.1)	(5.4)	(55.0)
Proceeds from disposal of:
Marketable securities	7.9	9.5	7.6
Restricted marketable securities	-	-	5.2
Property and equipment	.3	-	-
Sale of business	-	6.7	.5
Real estate-related litigation settlement	39.6	11.8	-
Change in restricted cash equivalents, net	(2.5)	.5	(.4)
Other, net	1.3	(.7)	(.5)

Net cash used in investing activities	(60.0)	(44.5)	(93.1)

Cash flows from financing activities:
Indebtedness:
Borrowings	427.7	447.6	497.5
Principal payments	(385.6)	(401.1)	(537.3)
Deferred financing costs paid	(1.2)	(.8)	(.8)
Lease deposit held for loan repayment	-	-	(6.2)
Purchases of Kronos common stock	-	(.1)	-
Valhi cash dividends paid	(45.5)	(45.4)	(45.5)
Distributions to noncontrolling interest in subsidiaries	(7.3)	(4.9)	(7.8)
Treasury stock acquired	(1.0)	-	(2.0)
Purchase of noncontrolling interest in subsidiary	-	-	(7.0)
Issuance of subsidiary common stock	-	-	337.6
Issuance of Valhi common stock and other, net	-	-	.1

Net cash provided by (used in) financing activities	(12.9)	(4.7)	228.6

Net increase (decrease)	$(97.4)	$26.8	$257.7

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2008	2009	2010

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$(97.4)	$26.8	$257.7
Currency translation	(3.9)	4.9	(1.3)
Net change for the year	(101.3)	31.7	256.4

Balance at beginning of year	138.3	37.0	68.7

Balance at end of year	$37.0	$68.7	$325.1

Supplemental disclosures: Cash paid (received) for:
Interest, net of amounts capitalized	$66.7	$64.8	$64.5
Income taxes, net	15.2	6.4	(6.2)

Noncash investing activities:
Accruals for capital expenditures	12.7	11.8	11.6
Accruals for capitalized permits	.7	1.2	1.1
Note receivable from litigation settlement	15.0	-	-
Note receivable from sale of business	-	.8	-

Noncash financing activities:
Promissory note issued in connection with litigation settlement	-	-	18.0
Promissory note issued in connection with contract termination	-	-	12.0
Accrued construction retainage payable converted into note payable	-	-	5.8
Transfer of Medite pension plan to Contran	-	4.3	-

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1 -   Summary of significant accounting policies:

Nature of our business. Valhi, Inc. (NYSE: VHI) is primarily a holding company.  We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”).  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE Amex: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

Organization.  We are majority owned by Contran Corporation, which directly and through its subsidiaries owns approximately 94% of our outstanding common stock at December 31, 2010.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

Derivatives and hedging activities. We recognize derivatives as either an asset or liability measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging.  We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative.  See Note 19.

Cash and cash equivalents.  We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Restricted cash equivalents and restricted marketable debt securities. We classify cash equivalents and marketable debt securities that have been segregated or are otherwise limited in use as restricted.  To the extent the restricted amount relates to a recognized liability, we classify the restricted amount as current or noncurrent according to the corresponding liability.  To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset and we classify the restricted debt security as either a current or noncurrent asset depending upon the maturity date of the security.  See Note 4.

Marketable securities and securities transactions. We carry marketable debt and equity securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:
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

See Notes 4, 11 and 19.  We recognize unrealized and realized gains and losses on trading securities in income.  We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes and noncontrolling interest.  Realized gains and losses are based on specific identification of the securities sold.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from our sales to customers based on a periodic review of these accounts.

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs on average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Investment in affiliates and joint ventures.  We account for investments in more than 20%-owned but less than majority-owned companies by the equity method.  See Note 7.  We allocate any differences between the cost of each investment and our pro-rata share of the entity's separately-reported net assets among the assets and liabilities of the entity based upon estimated relative fair values.  We amortize these differences, which were not material at December 31, 2010, to income as the entities depreciate, amortize or dispose of the related net assets.

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

Capitalized operating permits.  Our Waste Management Segment capitalizes direct costs related to the acquisition or renewal of operating permits and amortizes such costs by the straight-line method over the term of the applicable permit.  Our net capitalized operating permit costs include (i) costs to renew certain permits for which the renewal application is pending with the applicable regulatory agency and (ii) costs to apply for certain new permits which have not yet been issued by the applicable regulatory authority.  We currently expect renewal of the permits for which an application is still pending will occur in the ordinary course of business, and we are amortizing costs related to such renewals from the date the prior permit expired.  With respect to costs related to the newly issued permits and permits which have not yet been issued, we will amortize such costs over the useful life of the permit from the date we first utilize such permit in our operations through the end of the permit.  All operating permits are generally subject to renewal at the option of the issuing governmental agency.  WCS obtained its byproducts disposal license in 2008 and began amortizing such license when the byproduct disposal facility began operations in October 2009.  WCS obtained its LLRW license in September 2009.  WCS’ LLRW facility is currently under construction and we expect the facility will be operational in late 2011 at which time we will begin amortizing such license.  Amortization of capitalized operating permit costs was $.2 million $.5 million and $1.3 million for the years ended December 31, 2008, 2009 and 2010, respectively. Our estimated aggregate amortization expense, assuming our LLRW facility is operational in late 2011 as noted above, will be approximately $2.8 million in 2011 and $6.1 million in each of 2012 through 2015.  The components of net capitalized permit costs are presented in the table below.

	December 31, 2009	December 31, 2010
	(In thousands)
Net permit costs for:
Pending renewals of prior permits	$.5	$.4

Issued permits which are being amortized at December 31, 2010:
Byproduct License – (expires in 2018)	8.0	7.4
Other – (expires 2013 – 2024)	2.5	2.1
Total pending renewals and issued permits which are being amortized	11.0	9.9

Issued permits not yet subject to amortization:
LLRW License – (expires in 2024)	42.0	48.4
Other – (expires 2018)	.5	.5
Total issued permits not yet subject to amortization	42.5	48.9

Total	$53.5	$58.8

    Property and equipment; depreciation expense.  We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  In 2008, 2009 and 2010 we capitalized $2.2 million, $1.9 million and $.9 million, respectively, in interest costs.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years
Mine development costs	Units-of-production

We expense expenditures for maintenance, repairs and minor renewals as incurred that do not improve or extend the life of the assets, including planned major maintenance.

We have a governmental concession with an unlimited term to operate ilmenite mines in Norway.  Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations and costs associated with the development of a new mine area which commenced production in 2009.  While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to our mining operations.

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

Income taxes.  We and our qualifying subsidiaries are members of Contran's consolidated U.S federal income tax group (the "Contran Tax Group").  We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  Generally, subsidiaries make payments to or receive payments from us in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group.  We made net cash payments to Contran of $4.6 million in 2008 and $2.2 million in 2009 and we received net cash payments from Contran of $16.1 million in 2010.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recorded in the Consolidated Financial Statements and the tax basis of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not permanently reinvested.  In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $767 million at December 31, 2010 (in 2009 the amount was $672 million).  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to these earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  The amount of the benefit associated with our uncertain tax positions that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%.  We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes.  We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  See Note 12.

Environmental remediation costs.  We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to its present value due to the uncertainty of the timing of the ultimate payout.  We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable.  At December 31, 2009 and 2010, we had not recognized any receivables for recoveries. See Note 17.

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

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Shipping and handling costs of our Chemicals Segment were approximately $91 million in 2008, $74 million in 2009 and $83 million in 2010.  Shipping and handling costs of our Component Products and Waste Management Segments are not material.  We expense advertising and research, development and sales technical support costs as incurred.  Advertising costs were approximately $2 million in 2008 and $1 million in each of 2009 and 2010.  Research, development and certain sales technical support costs were approximately $12 million in 2008, $13 million in 2009 and $15 million in 2010.

Note 2 -                           Business and geographic segments:

Business segment	Entity	% controlled at December 31, 2010

Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL.  We own 83% of NL.  Our control of CompX is through NL.  See Note 3.

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

•
Chemicals – Our chemicals segment is operated through our majority control of Kronos.  Kronos is a leading global producer and marketer of titanium dioxide pigments (“TiO2”), a base industrial product used in a wide range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, printing inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets. Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana.  See Note 7.

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

•
Waste Management – WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive waste.  WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009.  In January 2009 WCS received a low-level radioactive waste disposal license, which was signed in September 2009.  Construction of the low-level radioactive waste facility began in January 2011, and the facility is expected to be operational in late 2011.

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

Interest income included in the calculation of segment operating income is not material in 2008, 2009 or 2010.  Capital expenditures include additions to property and equipment but exclude amounts we paid for business units acquired in business combinations.  Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment.  Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets.  Our investment in the TiO2 manufacturing joint venture (see Note 7) is included in the Chemicals Segment assets.  Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties.  At December 31, 2010, approximately 18% of corporate assets were held by NL (in 2009 the percentage was 21%), with substantially all of the remainder held directly by Valhi.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net sales:
Chemicals	$1,316.9	$1,142.0	$1,449.7
Component products	165.5	116.1	135.3
Waste management	2.9	14.0	7.7

Total net sales	$1,485.3	$1,272.1	$1,592.7

Cost of sales:
Chemicals	$1,098.7	$1,014.0	$1,106.7
Component products	125.7	92.3	99.3
Waste management	14.7	29.4	23.9

Total cost of sales	$1,239.1	$1,135.7	$1,229.9

Gross margin:
Chemicals	$218.2	$128.0	$343.0
Component products	39.8	23.8	36.0
Waste management	(11.8)	(15.4)	(16.2)

Total gross margin	$246.2	$136.4	$362.8

Operating income (loss):
Chemicals	$52.0	$(10.6)	$183.2
Component products	5.5	(4.0)	9.4
Waste management	(21.5)	(27.0)	(30.8)

Total operating income (loss)	36.0	(41.6)	161.8

Equity in earnings of joint venture	(1.0)	(1.1)	(.4)
General corporate items:
Securities earnings	30.7	26.6	26.3
Insurance recoveries	9.6	4.6	18.8
Litigation settlement gains	47.9	23.1	6.3
Litigation settlement expense	-	-	(32.2)
Gain on sale of business	-	6.3	-
General expenses, net	(32.9)	(40.1)	(29.9)
Interest expense	(68.7)	(66.7)	(68.4)

Income (loss) before income taxes	$21.6	$(88.9)	$82.3

	Years ended December 31,
	2008	2009	2010
	(In millions)

Depreciation and amortization:
Chemicals	$53.9	$49.5	$47.4
Component products	9.2	8.2	7.7
Waste management	2.7	9.6	7.0
Corporate	.3	.1	-

Total	$66.1	$67.4	$62.1

Capital expenditures:
Chemicals	$68.2	$23.6	$37.7
Component products	6.8	2.3	2.1
Waste management	9.4	31.6	4.9
Corporate	.5	-	-

Total	$84.9	$57.5	$44.7

	December 31,
	2008	2009	2010
	(In millions)
Total assets:
Operating segments:
Chemicals	$1,760.2	$1,726.4	$2,101.4
Component products	163.9	149.2	141.5
Waste management	85.8	129.7	166.4
Joint venture accounted for by the equity method	18.4	17.4	17.0
Corporate and eliminations	361.1	387.6	288.0

Total	$2,389.4	$2,410.3	$2,714.3

Geographic information.  We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location.  At December 31, 2010 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $558 million (in 2009 the total was $528 million).

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net sales - point of origin:
United States	$617.2	$521.4	$668.4
Germany	694.8	616.5	714.2
Canada	243.8	206.3	281.5
Norway	194.2	139.5	188.3
Belgium	207.7	164.4	209.1
Taiwan	8.3	5.8	8.8
Eliminations	(480.7)	(381.8)	(477.6)

Total	$1,485.3	$1,272.1	$1,592.7

Net sales - point of destination:
North America	$530.2	$444.3	$550.2
Europe	814.6	671.0	822.2
Asia and other	140.5	156.8	220.3

Total	$1,485.3	$1,272.1	$1,592.7

	December 31,
	2008	2009	2010
	(In millions)

Net property and equipment:
United States	$97.0	$122.3	$120.1
Germany	310.7	299.7	267.8
Canada	69.7	77.9	80.4
Norway	88.5	107.0	100.5
Belgium	68.0	66.4	69.4
Taiwan	7.1	7.3	7.9

Total	$641.0	$680.6	$646.1

Note 3 -  Business combinations and related transactions:

Kronos Worldwide, Inc.  During 2008 NL purchased 79,503 Kronos shares in market transactions for $.8 million.  During 2009 NL purchased 14,000 Kronos shares in market transactions for $.1 million.

In November 2010, Kronos completed a secondary public offering of 8.97 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million.  The price to the public was $40.00 per share, and the underwriting discount was 5.75% (or $2.30 per share).  Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million.  The shares of Kronos common stock issued in the secondary offering are identical to the previously-issued outstanding shares in all respects, including par value, liquidation and dividend preference.  All shares were sold to third-party investors, none of our affiliated companies purchased any shares in the offering.  Upon completion of the offering, our aggregate ownership of Kronos was reduced to 80% (50% held directly by us and 30% held directly by NL).  Under the provisions of ASC Topic 810, changes in parent control that do not lead to deconsolidation are considered equity transactions recognized through additional paid-in capital and noncontrolling interest, accordingly no gain or loss was recognized on this transaction.  See Note 13.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 1.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, Kronos may terminate the program prior to its completion.  Kronos will use cash on hand to acquire the shares.  Repurchased shares will be added to Kronos’ treasury and cancelled. Kronos did not make any repurchases under the plan during 2010 and all 1.0 million shares are available for repurchase.

CompX International Inc. Prior to 2008, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will generally use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled. During 2008 CompX purchased 126,000 shares of its Class A common stock in market transactions for an aggregate of $1.0 million. At December 31, 2010 approximately 678,000 shares were available for purchase under these authorizations.

Note 4 -                           Marketable securities:

	December 31,
	2009	2010
	(In millions)

Current assets:
Restricted debt securities	$5.2	$-
U.S. treasuries and other debt securities	.4	.6
Certificates of deposits not classified as cash Equivalents	.5	1.1

Total	$6.1	$1.7

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0
Titanium Metals Corporation (“TIMET”) common stock	28.5	86.1
Other common stocks	1.0	1.1
U.S. treasuries and other debt securities	-	3.2

Total	$279.5	$340.4

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2009:
Current assets:
Restricted debt securities	$5.2	$-	$5.2	$-
U.S. treasuries and other debt securities	.4	-	.4	-
Certificates of deposits not classified as cash equivalents	.5	$-	.5	-

Total	$6.1	$-	$6.1	$-

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$-	$-	$250.0
TIMET common stock	28.5	28.5	-	-
Other debt securities and common stocks	1.0	.1	.9	-

Total	$279.5	$28.6	$.9	$250.0

December 31, 2010:
Current assets:
U.S. treasuries and other debt Securities	$.6	$-	$.6	$-
Certificates of deposit not classified as cash equivalents	1.1	-	1.1	-

Total	$1.7	$-	$1.7	$-

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$-	$-	$250.0
TIMET common stock	86.1	86.1	-	-
Other common stocks	1.1	1.1	-	-
U.S. treasuries and other debt securities	3.2	-	3.2	-

Total	$340.4	$87.2	$3.2	$250.0

Amalgamated Sugar. Prior to 2008, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugar beet growers in Amalgamated’s areas of operations.  Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC.  The cost basis of the net assets we transferred to the LLC was approximately $34 million.  When we transferred control of our operations to Snake River in return for our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes.  Therefore, the cost basis of our investment in the LLC is $250 million.  As part of this transaction, Snake River made certain loans to us aggregating $250 million.  These loans are collateralized by our interest in the LLC.  See Notes 9 and 15.

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

Prior to 2008, Snake River agreed that the annual amount of distributions we receive from the LLC would exceed the annual amount of interest payments we owe to Snake River on our $250 million in loans from Snake River by at least $1.8 million. If we receive less than the required minimum amount, certain agreements we previously made with Snake River and the LLC, including a reduction in the amount of cumulative distributions that we must receive from the LLC in order to prevent us from becoming able to temporarily take control of the LLC, would retroactively become null and void and we would be able to temporarily take control of the LLC if we so desired.  Through December 31, 2010, Snake River and the LLC maintained the applicable minimum required levels of cash flows to us.

We report the cash distributions received from the LLC as dividend income.  We recognize distributions when they are declared by the LLC, which is generally the same month we receive them, although in certain cases distributions may be paid on the first business day of the following month.  See Note 15.  The amount of such future distributions we will receive from the LLC is dependent upon, among other things, the future performance of the LLC’s operations. Because we receive preferential distributions from the LLC and we have the right to require the LLC to redeem our interest for a fixed and determinable amount beginning at a fixed and determinable date, we account for our investment in the LLC as a marketable security carried at its cost basis of $250 million.  The cost basis is also the fair value of our investment determined using Level 3 inputs as the $250 million redemption price of our investment in the LLC as well as the amount of our debt owed to Snake River Company that is collateralized by our investment in the LLC.  There has been no change to the fair value of our Amalgamated Sugar investment during 2009 or 2010.  We also provided certain services to the LLC through January 2009, as discussed in Note 16.  We do not expect to report a gain on the redemption at the time our LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of our investment in the LLC at the time of redemption.

TIMET. We classify our investment in TIMET common stock as available-for-sale marketable securities.  The fair value is determined using Level 1 inputs because TIMET common stock is actively traded on the NYSE.  Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock.  At December 31, 2009, we held an aggregate of 2.3 million shares of TIMET common stock, and the quoted market price of TIMET’s common stock was $12.52.  In market transactions during December 2010, Kronos purchased an aggregate of 2.7 million shares of TIMET with an aggregate purchase price of $46.9 million.  At December 31, 2010, we held an aggregate 5.0 million shares and the quoted per share market price of TIMET’s common stock was $17.18.  The aggregate cost basis of our shares of TIMET common stock was $12.1 million and $59.0 million at December 31, 2009 and 2010, respectively.

Other. The aggregate cost of the restricted and unrestricted debt securities and other marketable securities (which we have classified as available-for-sale) approximates their net carrying value at December 31, 2009 and 2010.  The fair value of these securities is generally determined using Level 2 inputs because although these securities are traded in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31. During 2009, we purchased other marketable securities (primarily common stocks and debt securities) for an aggregate of $5.4 million and sold a portion of our other marketable securities for an aggregate of $9.5 million which generated a net securities transaction gain of $.5 million in 2009.  During 2010, exclusive of the TIMET purchases noted above, we purchased other marketable securities (primarily common stocks and debt securities) for an aggregate of $11.5 million and sold a portion of our other marketable securities for an aggregate of $7.6 million which generated a net securities transaction gain of $.3 million in 2010. See Note 15.

Note 5 -                           Accounts and other receivables, net:

	December 31,
	2009	2010
	(In millions)

Accounts receivable	$204.0	$246.1
Real-estate related note receivable	-	15.0
Notes receivable	3.4	2.9
Accrued interest and dividends receivable	-	.1
Allowance for doubtful accounts	(3.3)	(2.8)

Total	$204.1	$261.3

The promissory note receivable bears interest at LIBOR plus 2.75%, with interest payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by a real estate developer’s ground lease on certain real property we owned that was taken in condemnation proceedings.  The collateralized ground lease also extends to all improvements to the property performed by the developer.  Both the promissory note and our lien on the property are subordinated to certain senior indebtedness of the developer.  In certain circumstances, including but not limited to the developer’s failure to repay the promissory note at its stated maturity, we have the right to demand, and we have so demanded, repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, which right is not subordinated to the developer’s senior indebtedness.  The developer and the developer’s equity partner have disputed our right to receive such prepayment prior to October 2011.  See Notes 7 and 17.

Note 6 -                           Inventories, net:

	December 31,
	2009	2010
	(In millions)

Raw materials:
Chemicals	$56.4	$52.1
Component products	4.8	6.3

Total raw materials	61.2	58.4

Work in process:
Chemicals	18.2	13.6
Component products	6.2	6.7

Total in-process products	24.4	20.3

Finished products:
Chemicals	161.8	155.3
Component products	5.3	5.4

Total finished products	167.1	160.7

Supplies (primarily chemicals)	59.3	55.5

Total	$312.0	$294.9

Note 7 -                           Other assets:

	December 31,
	2009	2010
	(In millions)

Investment in affiliates:
Ti02 manufacturing joint venture	$98.7	$96.2
Basic Management and Landwell	17.4	17.0

Total	$116.1	$113.2

Other assets:
Waste disposal site operating permits, net	$53.5	$58.8
Real-estate related note receivable	15.0	-
Capital lease deposit	-	6.2
Deferred financing costs	6.0	4.5
IBNR receivables	7.5	6.6
Assets held for sale	3.3	3.0
Other	16.5	23.2

Total	$101.8	$102.3

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment and another Ti02 producer, Tioxide Americas, Inc. (”Tioxide”), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or “LPC”) that owns and operates a TiO2 plant in Louisiana.  Tioxide is a wholly-owned subsidiary of Huntsman Corporation.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC.  LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC.  Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any.  Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold.  We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows.  The components of our net distributions from LPC are shown in the table below.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Distributions from LPC	$20.6	$22.7	$26.1
Contributions to LPC	(10.6)	(15.0)	(23.7)

Net distributions from LPC	$10.0	$7.7	$2.4

Certain selected financial information of LPC is summarized below:

	December 31,
	2009	2010
	(In millions)

Assets:
Current assets	$72.7	$68.6
Property and equipment, net	166.3	154.4

Total assets	$239.0	$223.0

Liabilities and Partner’s Equity:
Liabilities, primarily current	$38.8	$27.9
Partners’ equity	200.2	195.1

Total liabilities and partners’ equity	$239.0	$223.0

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net sales:
Kronos	$140.3	$121.2	$133.7
Tioxide	140.7	121.8	134.5

Cost of sales	280.5	243.0	267.7

Net income	-	-	-

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

	September 30,
	2009	2010
	(In millions)

Current assets	$26.3	$21.4
Prepaid costs and other	17.1	20.2
Property and equipment, net	8.3	7.3
Investment in undeveloped land and water rights	32.1	31.4
Land and development costs	15.5	14.9

Total assets	$99.3	$95.2

Current liabilities	$5.7	$4.0
Long-term debt	18.3	17.3
Deferred income taxes	5.6	5.9
Other noncurrent liabilities	3.8	4.0
Equity	65.9	64.0

Total liabilities and equity	$99.3	$95.2

	Twelve months ended September 30,
	2008	2009	2010
	(In millions)

Total revenues	$9.0	$8.7	$6.9
Loss before income taxes	(4.7)	(2.8)	(4.6)
Net loss	(3.9)	(2.5)	(3.6)

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

Our assets held for sale at December 31, 2010, includes two properties of our Component Products Segment: a facility in River Grove, Illinois and land in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in the Component Products Segement’s operations.  During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the River Grove facility (the more significant of these two properties).  Based on this appraisal, we recorded a write-down of $.5 million during the third quarter of 2010 to reduce the carrying value of the asset to its estimated fair value less cost to sell.  During the fourth quarter of 2010, we obtained an independent appraisal for the land in Neenah.  Based on this appraisal, the carrying value of the asset approximates the fair value less cost to sell and therefore no adjustment to the carry value was deemed necessary.  In 2009 after discussion with potential buyers of both properties fell through we recorded a write-down of approximately $.7 million.  The appraisals represent a Level 2 input.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of the assets.  If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

The real-estate related note receivable is discussed in Note 5, and the  capital lease deposit relates to certain indebtedness of our Waste Management Segment and is discussed in Note 9.

Note 8 – Goodwill and other intangible assets:

Goodwill.  Changes in the carrying amount of goodwill during the past three years by operating segment are presented in the table below.

	Operating segment
	Chemicals	Component Products	Total
	(In millions)

Gross goodwill at December 31, 2007	$358.5	$48.3	$406.8
Goodwill impairment	-	(10.1)	(10.1)
Changes in foreign exchange rates	-	(.1)	(.1)
Goodwill acquired	.5	(.3)	.2

Balance at December 31, 2008	359.0	37.8	396.8
Changes in foreign exchange rates	-	.1	.1

Balance at December 31, 2009	359.0	37.9	396.9
Changes in foreign exchange rates	-	.5	.5

Balance at December 31, 2010	$359.0	$38.4	$397.4

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments.  Substantially all of our goodwill related to our Chemicals Segment was generated from our various step acquisitions of NL and Kronos, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810 on January 1, 2009.  Substantially all of the goodwill related to the Component Products Segment was generated from CompX's acquisitions of certain business units and the step acquisitions of CompX discussed in Note 3.  The Component Products Segment goodwill is assigned to the three reporting units within that operating segment: security products, furniture, and marine components.  We test for goodwill impairment at the reporting unit level.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices, a Level 1 input, while discounted cash flows are a Level 3 input (although this guidance was not in effect with respect to estimating the fair value of a reporting unit until January 1, 2009). If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

In accordance with the requirements of ASC Topic 350-20-35, we review goodwill for each of our four reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value.  Our 2009 and 2010 annual impairment reviews of goodwill indicated no impairments.  The only goodwill impairment we have recorded since we began testing goodwill on an annual basis is the 2008 impairment noted below.

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

Other intangible assets.

Intangible assets were $1.4 million and $.8 million at December 31, 2009 and 2010, respectively.  Amortization expense was $.7 million, $.5 million and $.6 million in 2008, 2009 and 2010, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2011	$.4 million
2012	.3 million
2013	.1 million
2014	- million
2015	- million

Note 9 - Long-term debt:

	December 31,
	2009	2010
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	54.9	-
Promissory notes payable to Contran	30.0	-
Total Valhi debt	334.9	250.0

Subsidiary debt:
Kronos International:
6.5% Senior Secured Notes	574.6	532.8
European bank credit facility	13.0	-
Kronos U.S. bank credit facility	16.7	-
CompX promissory note payable to TIMET	42.2	42.2
CompX bank credit facility	-	3.0
NL promissory note (See Note 17)	-	18.0
WCS financing capital lease	-	72.0
WCS 6% promissory notes	-	15.4
Other	9.5	6.9
Total subsidiary debt	656.0	690.3

Total debt	990.9	940.3

Less current maturities	2.5	17.4

Total long-term debt	$988.4	$922.9

Valhi.  Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC.  The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027.  At December 31, 2010, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.  See Note 4.

In July 2009 we entered into a revolving credit facility with Contran. We had net borrowings of $54.9 million under such facility in 2009, and we had net repayments of $54.9 million in 2010.  The revolving credit facility is unsecured and generally bears interest at prime plus 1.0% (4.25% at December 31, 2010).  On March 31, 2010 we amended both the Contran credit facility and the Contran promissory note discussed below to extend their maturity dates, and such facilities are now due on demand, but in any event no earlier than March 31, 2012, and on July 1, 2010 we amended the Contran credit facility to increase the size of the facility from $70 million to $100 million.  At December 31, 2010, no amounts were outstanding under the Contran credit facility and $100 million was available for borrowings.

In April 2009, one of our wholly-owned subsidiaries entered into a variable rate $10 million unsecured demand promissory note agreement with Contran.  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced. In December 2010, we repaid the note in full.

Kronos and its subsidiaries. In April 2006, Kronos International, Inc. (“KII”), a wholly-owned subsidiary of Kronos issued euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013 at 99.306% of the principal amount ($498.5 million when issued).  We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of Kronos’ European assets to, another entity.  At our option, we may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012.  In this regard, On February 17, 2011, Kronos called for the redemption of euro 80 million principal amount of the 6.5% Notes on March 24, 2011.  Kronos intends to borrow under its European revolving credit facility discussed below in order to fund such redemption.

In the event of a change of control, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-referenced provisions, as discussed below.  The carrying amount of the 6.5% Notes includes unamortized original issue discount of euro 1.3 million ($1.9 million) and euro .9 million ($1.2 million) at December 31, 2009 and 2010, respectively.

Our Chemicals Segment’s operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that, as amended, matures in October 2013.  Kronos may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  Kronos may also issue up to euro 5 million of letters of credit.  Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.5%.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.  As of December 31, 2010, no amounts were outstanding under the European Credit Facility and the equivalent of $106.8 million was available for borrowing by the subsidiaries.

At December 31, 2010, one of our Chemicals Segment’s U.S. subsidiaries had a $70 million revolving credit facility, and its Canadian subsidiary had a Cdn. $20 million revolving credit facility, in each case with no outstanding borrowings at such date.  Kronos voluntarily terminated these facilities in February 2011 and January 2011, respectively.

CompX. Our Component Products Segment’s $37.5 million revolving bank credit facility matures in January 2012.  Our Component Products Segment entered into an amendment to its revolving $37.5 million Credit Agreement on May 10, 2010.  The amendment enabled it to borrow $5.0 million under the Credit Agreement.  Until the end of March 2011, any outstanding borrowings are limited to the sum of 80% of its consolidated net accounts receivable, 50% of its consolidated raw material inventory, 50% of its consolidated finished goods inventory and 100% of its consolidated unrestricted cash and cash equivalents.  Any amounts outstanding under the credit facility bear interest, at our option, at either the prime rate plus a margin or LIBOR plus a margin (which LIBOR plus a margin was 3.5% at December 31, 2010).  The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries.  The facility as amended, contains certain covenants and restrictions customary in lending transactions of this type, which among other things restricts CompX’s ability and that of its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity.  The facility also requires maintenance of specified levels of net worth (as defined).  Although the bank credit facility has a remaining capacity of $34.5 million, only $28 million is available to borrow as of the end of December 2010 due to debt covenant restrictions.  In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility.  In February 2011 CompX repaid all of the $3.0 million which was outstanding at December 31, 2010 on its revolving credit facility.

In October 2007, CompX purchased and/or cancelled a net 2.7 million shares of its Class A common stock from TIMET Finance Management Company (“TFMC”) a wholly-owned subsidiary of TIMET.  CompX purchased and/or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which it paid in the form of a promissory note.  The promissory note, as amended, bears interest at LIBOR plus 1% (1.3% at December 31, 2010) and provides for quarterly principal repayments of $250,000 commencing in March 2011, with the balance due at maturity in September 2014.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  Prior to September 2009, CompX made required quarterly interest payments and made quarterly principal repayments of $250,000 commencing in September 2008, and it could also make principal prepayments at any time, in any amount, without penalty.  The promissory note was amended in September 2009 resulting in the deferral of interest payments until March 2011 and the postponement of the quarterly principle repayments until March 2011.  CompX may make additional prepayments on or after March 31, 2011, subject to meeting certain conditions specified in its revolving bank credit agreement.  At December 31, 2010, the amount of related accrued and unpaid interest was approximately $.9 million.

NL – NL’s $18.0 million long-term promissory note is discussed in Note 17.

WCS - In December 2010, WCS closed under a Sale and Purchase Agreement with the County of Andrews, Texas whereby WCS sold certain real and personal property constituting a substantial portion of our property and equipment (“Transferred Assets”) to the County for gross proceeds of $75 million.  WCS intends to use the net proceeds received under the Agreement to finance the construction of its Federal and Texas Compact LLRW disposal facilities.  As a condition under the Agreement, in December 2010 WCS also concurrently entered into a Lease Agreement (“Lease”) with the County pursuant to which we agreed to lease the Transferred Assets back from the County for a period of 25 years.  The Lease requires monthly rental payments payable from December 2010 through August 2035, and during the Lease term WCS is responsible for all costs associated with the use, occupancy, possession and operation of the Transferred Assets.  Under the terms of the Agreement, WCS was also required to pay all of the County’s costs associated with the transactions, and the proceeds WCS received from the County upon closing under the Sale and Purchase Agreement were net of the County’s cost, which aggregated approximately $2.9 million   At the end of the Lease term, title to the Transferred Assets automatically reverts back to WCS without further payment obligation.  Prior to the end of the Lease term, WCS may, at its option, terminate the Lease early upon payment of specified amounts to the County, at which time the Transferred Assets would also revert back to WCS. For financial reporting purposes, we have accounted for these transactions in tandem as a financing capital lease, in which we continue to recognize the Transferred Assets on our Consolidated Balance Sheet and our rental payments due under the Lease are accounted for as debt.  The capital lease has an effective interest rate of approximately 7.0%.  At the inception of the Lease, we were required to prepay to the County an amount ($6.2 million) equal to our aggregate lease rentals due to the County in the final year of the Lease, the County will hold the funds as a prepaid deposit.  The deposit serves as collateral for WCS’ performance under the Lease and is included in our other noncurrent assets.  See also Note 7.
As part of the termination of a contract with a former customer regarding various contractual and legal claims, in April 2010 WCS issued the former customer a $12.0 million long-term promissory note.  The note is unsecured, bears interest at a fixed rate of 6% and is payable in five equal annual installments of principal plus accrued interest that began on December 31, 2010.  WCS has the right to prepay the note at any time without penalty.  A substantial portion of the principal amount of the promissory note issued was offset against deferred revenue that was unearned by WCS.  The remaining $1.1 million we recognized in contract termination expense related to this agreement in the first quarter of 2010.  At December 31, 2010, the outstanding principal balance of this promissory note was $9.6 million.

In December 2010, WCS issued a vendor, in final settlement of certain accrued construction retainage WCS owed such vendor, a $6.6 million non-interest bearing promissory note due on December 31, 2013.  The note calls for payments of $1.7 million, $2.4 million and $2.5 million on December 31, 2011, 2012 and 2013, respectively.  While the note is non-interest bearing, it does provide for a 6% discount rate in the event WCS elects, at its option, to prepay the promissory note.  For financial reporting purposes, we discounted the note to its present value of $5.8 million at issuance based on this 6% discount rate. The amount of accrued construction retainage payable we had previously recognized was approximately $1.4 million greater than such $5.8 million amount, and as part of the settlement we reduced the value of our property and equipment by such excess to reflect the final cost.

Aggregate maturities of long-term debt at December 31, 2010

Years ending December 31,	Amount
(In millions)

Gross amounts due each year:
2011	$22.7
2012	26.6
2013	546.3
2014	48.4
2015	6.5
2016 and thereafter	371.1

Subtotal	1,021.6

Less amounts representing interest on capital lease and discount on other debt obligations	81.3

Total long-term debt	$940.3

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

Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2010.  We believe we will be able to comply with the new financial covenants contained in all of our credit facilities through the maturity of the respective facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 10 - Accrued liabilities:

	December 31,
	2009	2010
	(In millions)
Current:
Employee benefits	$34.8	$44.8
Accrued sales discounts and rebates	21.4	11.3
Environmental costs	11.0	9.7
Interest	8.0	7.4
Deferred income	7.5	3.3
Reserve for uncertain tax positions	.1	-
Other	54.7	39.3

Total	$137.5	$115.8

Noncurrent:
Reserve for uncertain tax positions	$35.2	$41.3
Insurance claims and expenses	11.7	10.3
Employee benefits	9.2	9.8
Deferred income	8.5	1.1
Other	4.8	7.0

Total	$69.4	$69.5

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability.  See Note 7.  Our reserve for uncertain tax positions is discussed in Note 12.

Note 11 - Employee benefit plans:

Defined contribution plans. We maintain various defined contribution pension plans for our employees worldwide.  Defined contribution plan expense approximated $3 million in 2008, $2.5 million in 2009 and $3.2 million in 2010.

Defined benefit plans. Kronos and NL sponsor various defined benefit pension plans worldwide.  All of our defined benefit pension plans use a December 31st measurement date.  The benefits under our defined benefit plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

Prior to December 31, 2009, we also maintained a U.S. plan related to Medite Corporation, a former business unit of Valhi (the “Medite plan”). Effective December 31, 2009, for financial reporting purposes the assets and liabilities of the Medite plan were transferred to a defined benefit pension plan maintained by Contran and are no longer reflected in our Consolidated Financial Statements as of that date.  We transferred the assets and liabilities of the Medite plan to Contran in order to, among other things, achieve certain administrative cost savings.  At December 31, 2009, the assets of the Medite plan were $26.5 million and the projected benefit obligation of the Medite Plan was $33.1 million.  We accounted for the transfer by recording an increase in Valhi stockholders’ equity as of December 31, 2009 of $4.3 million, comprised of the net $6.6 million liability representing the funded status of the plan, less the applicable deferred income tax asset of $2.3 million.  Of such $4.3 million, $12.9 million related to an aggregate loss, net of income taxes, previously recognized in accumulated other comprehensive income (loss), and $8.6 million related to net periodic pension credit, net of income taxes, previously recognized in net income attributable to Valhi stockholders.  For comparative purposes, the assets and projected benefit obligation of the Medite plan were $23.7 million and $32.5 million at December 31, 2008, respectively.  The net periodic pension cost associated with this plan, included in our statements of operations through the year ended December 31, 2009, was a $3.8 million credit in 2008, and a $.7 million cost in 2009.

We expect to contribute the equivalent of $28.3 million to all of our defined benefit pension plans during 2011.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2011	$ 26.7 million
2012	29.4 million
2013	28.3 million
2014	28.7 million
2015	28.3 million
Next 5 years	151.8 million

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2009	2010
	(In millions)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$87.6	$57.2
Interest cost	5.2	3.2
Actuarial loss	3.2	3.1
Change in currency exchange rates	.2	-
Transfer of Medite Pension Plan to Contran	(33.1)	-
Benefits paid	(5.9)	(3.7)

Balance at end of the year	$57.2	$59.8

Change in plan assets:
Fair value at beginning of the year	$65.3	$43.5
Actual return on plan assets	10.4	10.4
Employer contributions	.2	.2
Transfer of Medite pension plan to Contran	(26.5)	-
Benefits paid	(5.9)	(3.7)

Fair value at end of year	$43.5	$50.4

Funded status	$(13.7)	$(9.4)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.3)	$(.3)
Noncurrent	(13.4)	(9.1)

Total	(13.7)	(9.4)

Accumulated other comprehensive loss:
Actuarial loss	29.7	25.3

Total	$16.0	$15.9

Accumulated benefit obligations (“ABO”)	$57.2	$59.8

The components of our net periodic defined benefit pension benefit cost (credit) for U.S. plans are presented in the table below.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net periodic pension benefit cost for U.S. plans:
Interest cost	$5.2	$5.2	$3.2
Expected return on plan assets	(13.1)	(6.3)	(4.2)
Amortization of unrecognized:
Net actuarial loss (gain)	(.6)	2.2	1.2

Total	$(8.5)	$1.1	$.2

Certain information concerning our U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2009	2010
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$57.2	$59.8
Accumulated benefit obligations	57.2	59.8
Fair value of plan assets	43.5	50.4

A summary of our key actuarial assumptions used to determine U.S. benefit obligations asset as of December 31, 2009 and 2010 was:

	December 31,
Rate	2009	2010

Discount rate	5.7%	5.1%
Increase in future compensation levels	-	-

A summary of our key actuarial assumptions used to determine U.S. net periodic benefit cost for 2008, 2009 and 2010 are as follows:

	Years ended December 31,
Rate	2008	2009	2010

Discount rate	6.2%	6.1%	5.7%
Increase in future compensation levels	-	-	-
Long-term return on plan assets	10.0%	10.0%	10.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our foreign defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2009	2010
	(In millions)

Change in PBO:
Balance at beginning of the year	$382.3	$432.3
Service cost	8.6	10.4
Interest cost	22.5	22.3
Participants’ contributions	1.6	1.7
Plan amendments	-	3.8
Actuarial loss	13.2	25.3
Change in currency exchange rates	28.1	(18.3)
Benefits paid	(24.0)	(22.7)

Balance at end of the year	$432.3	$454.8

Change in plan assets:
Fair value at beginning of the year	$258.2	$314.0
Actual return on plan assets	32.4	27.3
Employer contributions	23.4	25.0
Participants’ contributions	1.6	1.7
Change in currency exchange rates	22.4	(10.5)
Benefits paid	(24.0)	(22.7)

Fair value at end of year	$314.0	$334.8

Funded status	$(118.3)	$(120.0)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$.3	$.3
Accrued pension costs:
Current	(1.5)	(1.3)
Noncurrent	(117.1)	(119.0)

Total	(118.3)	(120.0)

Accumulated other comprehensive loss:
Actuarial loss	115.4	124.0
Prior service cost	4.8	7.7
Net transition obligations	2.7	2.2

Total	122.9	133.9

Total	$4.6	$13.9

ABO	$455.5	$423.5

In the fourth quarter of 2010, Kronos amended the benefit formula for most participants of its Canadian and Belgium plans effective January 1, 2011, resulting in a prior service cost of approximately $3.8 million as of December 31, 2010.  Key assumptions as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our net periodic defined benefit pension cost for foreign plans are presented in the table below.  In the fourth quarter of 2008 Kronos recognized a $6.9 million pension adjustment in connection with the correction of its pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains. The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial gains and losses for 2009 and 2010 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2009 and 2010, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net periodic pension cost for foreign plans:
Service cost	$9.6	$8.6	$10.4
Interest cost	18.5	22.5	22.3
Expected return on plan assets	(18.6)	(15.7)	(16.8)
Amortization of unrecognized:
Prior service cost	.9	.8	.9
Net transition obligations	.5	.5	.5
Net actuarial loss (gain)	(.5)	5.9	5.8

Total	$10.4	$22.6	$23.1

Certain information concerning our foreign defined benefit pension plans is presented in the table below.

	December 31,
	2009	2010
	(In millions)

Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$374.3	$395.0
Accumulated benefit obligations	349.1	371.0
Fair value of plan assets	257.3	276.0

A summary of our key actuarial assumptions used to determine foreign benefit obligations asset as of December 31, 2009 and 2010 was:

	December 31,
Rate	2009	2010

Discount rate	5.5%	5.1%
Increase in future compensation levels	3.0%	3.0%

A summary of our key actuarial assumptions used to determine foreign net periodic benefit cost for 2008, 2009 and 2010 are as follows:

	Years ended December 31,
Rate	2008	2009	2010

Discount rate	5.5%	5.9%	5.5%
Increase in future compensation levels	3.0%	3.2%	3.0%
Long-term return on plan assets	6.0%	5.9%	5.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for unrecognized actuarial losses, prior service cost and net transition obligations at December 31, 2009 and 2010 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2009 and 2010.  We expect approximately $7.0 million, $.9 million and $.5 million of the unrecognized actuarial losses, prior service cost and net transition obligations, respectively, will be recognized as components of our periodic defined benefit pension cost in 2011.  The table below details the changes in other comprehensive income (loss) during 2008, 2009 and 2010.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(81.6)	$3.0	$(11.4)
Amortization of unrecognized:
Prior service cost	.9	.8	.9
Net transition obligations	.5	.5	.5
Net actuarial loss (gain)	(1.1)	8.1	7.0
Plan amendment	-	-	(3.8)

Total	$(81.3)	$12.4	$(6.8)

 At December 31, 2009 and 2010, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.  During the history of the CMRT from its inception in 1988 through December 31, 2010, the average annual rate of return of the CMRT (excluding the CMRT’s investment in TIMET and Valhi common stock) has been 12%, while the annual rate of return including TIMET common stock has been 15%. For the years ended December 31, 2008, 2009 and 2010, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT's managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.  The CMRT holds Valhi common stock in its investment portfolio; however through December 31, 2010 both Kronos and NL invest in a portion of the CMRT which does not include the Valhi holdings.

The CMRT also holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which did not include the TIMET holdings.  Beginning in 2010, we now invest in the portion of the CMRT that holds TIMET stock.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 79% and 84% of the assets of the CMRT at December 31, 2009 and 2010, respectively, as noted below.  The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2009 and 2010, are as follows:

	December 31,
	2009	2010
	(In millions)

CMRT asset value (portion which includes our U.S. plan assets)	$407.3	$714.9

CMRT fair value input (portion which includes our U.S. plan assets)
Level 1	75%	83%
Level 2	4	1
Level 3	21	16

	100%	100%

CMRT asset mix (portion which includes our U.S. plan assets)
Domestic equities, principally publicly traded	49%	73%
International equities, publicly traded	7	2
Fixed income securities, publicly traded	31	16
Privately managed limited partnerships	11	8
Other	2	1

	100%	100%

At December 31, 2010, subtrusts of the CMRT held .1% of our outstanding common stock.  These shares are not reflected in our Consolidated Financial Statements because we do not consolidate the CMRT.

At December 31, 2009 and 2010, plan assets attributable to our Chemicals Segment’s foreign plans related primarily to Germany, Canada and Norway.  In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Such assumed asset mixes are summarized below:

•
In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plan and Bayer’s pension plans, have invested.  These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund.  We determine the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer plan which are subject to audit by the German pension regulator.

•
In Canada, we currently have a plan asset target allocation of 55% to equity securities and 45% to fixed income securities.  We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.  The Canadian assets are Level 1 input because they are traded in active markets.

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0% and 4.0%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however a portion of our Norwegian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

•
We also have plan assets in Belgium and the United Kingdom.  The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.  The United Kingdom plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when we consider it appropriate.

The composition of our December 31, 2009 and 2010 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Germany	$172.3	$-	$-	$172.3
Canada:
Local currency equities	16.6	16.6	-	-
Foreign equities	24.3	24.3	-	-
Local currency fixed income	26.2	26.2	-	-
Foreign currency fixed income	.2	.2	-	-
Cash and other	1.6	1.6	-	-
Norway:
Local currency equities	3.6	3.6	-	-
Foreign equities	6.4	6.4	-	-
Local currency fixed income	31.9	7.7	-	24.2
Foreign fixed income	4.4	1.3	-	3.1
Cash and other	10.4	9.7	-	.7
U.S. – CMRT	43.5	-	43.5	-
Other	16.0	9.2	-	6.8

Total	$357.4	$106.8	$43.5	$207.1

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Germany	$176.2	$-	$-	$176.2
Canada:
Local currency equities	19.6	19.6	-	-
Foreign equities	28.3	28.3	-	-
Local currency fixed income	30.7	30.7	-	-
Foreign currency fixed income	.2	.2	-	-
Cash and other	2.4	2.4	-	-
Norway:
Local currency equities	11.5	11.5	-	-
Foreign equities	.2	.2	-	-
Local currency fixed income	42.3	15.9	-	26.4
Foreign fixed income	3.5	.5	-	3.0
Cash and other	1.2	.6	-	.6
U.S. – CMRT	50.1	-	50.1	-
Cash and other	.3	.3	-	-
Other	18.7	10.0	-	8.7

Total	$385.2	$120.2	$50.1	$214.9

A rollforward of the change in fair value of Level 3 assets follows.

	Years Ended December 31,
	2009	2010
	(In millions)

Fair value at beginning of year	$178.9	$207.1
Gain on assets held at end of year	19.8	15.9
Gain (loss) on assets sold during the year	(1.4)	1.5
Assets purchased	20.2	20.0
Assets sold	(19.0)	(15.9)
Currency exchange rate fluctuations	8.6	(13.7)

Fair value at end of year	$207.1	$214.9

Postretirement benefits other than pensions (OPEB). NL, Kronos and Tremont provide certain health care and life insurance benefits for their eligible retired employees.  These benefits and obligations are substantially within the U.S.  Kronos, NL and Tremont each use a December 31st measurement date for their OPEB plans.  We have no OPEB plan assets, rather, we fund benefit payments as they are paid.  At December 31, 2010, we expect to contribute the equivalent of approximately $1.9 million to all of our OPEB plans during 2011.  Benefit payments to OPEB plan participants are expected to be the equivalent of:

2011	$ 1.9 million
2012	1.8 million
2013	1.7 million
2014	1.6 million
2015	1.5 million
Next 5 years	6.2 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2009	2010
	(In millions)

Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$32.5	$28.0
Service cost	.2	.6
Interest cost	1.8	1.2
Actuarial (gain) loss	(.3)	2.3
Plan amendment	(4.8)	(9.5)
Change in currency exchange rates	1.2	.5
Benefits paid from employer contributions	(2.6)	(1.7)

Balance at end of the year	$28.0	$21.4

Fair value of plan assets	$-	$-

Funded status	$(28.0)	$(21.4)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(2.5)	$(1.9)
Noncurrent	(25.5)	(19.5)

Total	(28.0)	(21.4)

Accumulated other comprehensive income (loss):
Net actuarial loss	.2	2.4
Prior service credit	(5.8)	(14.6)

Total	(5.6)	(12.2)

Total	$(33.6)	$(33.6)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2009 and 2010 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  These amounts, net of deferred income taxes and noncontrolling interest, are now recognized in our accumulated other comprehensive income (loss) at December 31, 2009 and 2010.  We expect to recognize approximately $2.3 million of prior service credit as components of our periodic OPEB cost in 2010.  The table below details the changes in other comprehensive income during 2008, 2009 and 2010.

In the fourth quarter of 2010, we amended our benefit formula for most participants of our plans effective January 1, 2011, resulting in a prior service credit of approximately $9.5 million as of December 31, 2010.  Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$2.4	$.4	$(2.3)
Plan amendments	-	4.8	9.5
Amortization of unrecognized:
Prior service cost	(.4)	(.4)	(.7)
Net actuarial loss	.2	.3	-

Total	$2.2	$5.1	$6.5

The components of our periodic OPEB cost are presented in the table below.  The amounts shown below for the amortization of unrecognized actuarial loss and prior service credit, net of deferred income taxes and noncontrolling interest,   were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2009 and 2010.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net periodic OPEB cost (credit):
Service cost	$.3	$.2	$.6
Interest cost	2.1	1.8	1.2
Amortization of unrecognized:
Prior service credit	(.4)	(.4)	(.7)
Actuarial loss	.2	.3	-

Total	$2.2	$1.9	$1.1

A summary of our key actuarial assumptions used to determine the net benefit obligations as of December 31, 2009 and 2010 follows:

	December 31,
	2009	2010

Healthcare inflation:
Initial rate	7.5% - 8.5%	8.0% - 8.5%
Ultimate rate	4.5% - 5.5%	5.0% - 5.5%
Year of ultimate rate achievement	2017	2018
Discount rate	5.4%	4.65%

Assumed health care cost trend rates have a significant effect on the amounts we report for health care plans.  A one percent change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Effect on net OPEB cost during 2010	$.3	$(.2)
Effect at December 31, 2010 on postretirement obligations	.4	(.4)

The weighted average discount rate used in determining the net periodic OPEB cost for 2010 was 5.4% (the rate was 5.9% in 2009 and 6.0% in 2008).  The weighted average rate was determined using the projected benefit obligations as of the beginning of each year.

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

Note 12 - Income taxes:

	Years ended December 31,
	2008	2009	2010
	(In millions)
Pre-tax income (loss):
United States	$8.8	$(9.9)	$(1.9)
Non-U.S. subsidiaries	12.8	(79.0)	84.2

Total	$21.6	$(88.9)	$82.3

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$7.5	$(31.1)	$28.8
Non-U.S. tax rates	(.6)	1.5	(4.2)
Incremental U.S. tax and rate differences on equity in earnings	4.3	(10.0)	21.8
German tax attribute adjustments	(7.2)	.2	(35.2)
U.S. state income taxes, net	2.0	(.2)	3.1
Change in reserve for uncertain tax Positions, net	5.6	(14.0)	5.2
Change in valuation allowance	-	1.4	(.1)
No income tax benefit on goodwill impairment	3.5 (1)	-	-
Nondeductible expenses	2.6	2.6	2.5
Non-U.S. tax rate changes	-	-	(1.6)
Nontaxable income	(1.0)	(.9)	(.9)
Other, net	-	(.3)	(.9)

Provision for income taxes (benefit)	$16.7	$(50.8)	$18.5

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$12.8	$(14.4)	$6.0
Non-U.S.	11.3	1.8	17.8

Total	24.1	(12.6)	23.8
Deferred income taxes (benefit):
U.S. federal and state	4.3	(7.4)	19.0
Non-U.S.	(11.7)	(30.8)	(24.3)
Total	(7.4)	(38.2)	(5.3)

Provision for income taxes (benefit)	$16.7	$(50.8)	$18.5

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$16.7	$(50.8)	$18.5
Other comprehensive income:
Marketable securities	(15.6)	3.9	6.0
Currency translation	(10.0)	5.6	(.2)
Pension plans	(32.7)	5.8	(.5)
OPEB plans	.9	1.5	2.1

Total	$(40.7)	$(34.0)	$25.9

(1)
The goodwill impairment of $10.1 million recorded in 2009 (see Note 8) is nondeductible goodwill for income tax purposes.  Accordingly, there is no income tax benefit associated with the goodwill impairment for financial reporting purposes.

The components of the net deferred tax liability at December 31, 2009 and 2010 are summarized below.

	December 31,
	2009		2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$3.1	$(4.3)	$3.3	$(4.0)
Marketable securities	15.6	(120.7)	9.6	(125.5)
Property and equipment	-	(86.7)	-	(86.3)
Accrued OPEB costs	9.0	-	6.8	-
Accrued pension costs	8.0	-	10.5	-
Accrued environmental liabilities and other deductible differences	50.6	-	45.1	-
Other taxable differences	-	(30.1)	-	(27.6)
Investments in subsidiaries and affiliates	-	(213.7)	-	(266.6)
Tax loss and tax credit carryforwards	203.2	-	219.9	-
Valuation allowance	(2.0)	-	(1.9)	-
Adjusted gross deferred tax assets (liabilities)	287.5	(455.5)	293.3	(510.0)
Netting of items by tax jurisdiction	(90.1)	90.1	(87.4)	87.4
	197.4	(365.4)	205.9	(422.6)
Less net current deferred tax asset (liability)	11.9	(4.7)	13.9	(5.0)

Net noncurrent deferred tax asset (liability)	$185.5	$(360.7)	$192.0	$(417.6)

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2008, 2009 and 2010:

	Years ended December 31,
	2008	2009	2010
	(In millions)

Unrecognized tax benefits:
Amount beginning of year	$42.4	$46.6	$31.8
Net increase (decrease):
Tax positions taken in prior periods	(2.1)	(5.3)	.3
Tax positions taken in current period	11.8	(6.4)	5.4
Settlements with taxing authorities – cash paid	(.1)	(.1)	-
Lapse due to applicable statute of limitations	(4.1)	(3.7)	(.5)
Changes in currency exchange rates	(1.3)	.7	.4

Amount at end of year	$46.6	$31.8	$37.4

If our uncertain tax positions were recognized, a benefit of $41.8 million, $26.7 million and $32.2 million at December 31, 2008, 2009 and 2010, respectively, would affect our effective income tax rate.  We currently estimate that our unrecognized tax benefits will decrease by approximately $20.8 million during the next twelve months due to the reversal of certain timing differences and the expiration of certain statues of limitations.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Taiwan, Belgium and Norway.  Our U.S. income tax returns prior to 2007 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to: 2001 for Norway, 2005 for Canada and Taiwan; 2006 for Germany; and 2007 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  We accrued $1.2 million, $1.6 million and $.8 million of interest and penalties during 2008, 2009 and 2010, respectively, and at December 31, 2009 and 2010 we had $3.4 million and $3.9 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

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

In September 2010, our Chemicals Segment received a revised notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004.  We object to the proposed assessment and we are currently in discussions with the Canadian tax authorities regarding the proposed adjustment.  If the full amount of these proposed adjustments were ultimately assessed against Kronos, the net impact to our Consolidated Financial Statements would be approximately $4.4 million.  Because of the inherent uncertainties involved in the settlement of the potential exposure, if any, the final outcome is also uncertain.  We believe we have provided adequate reserves.

Our provision for income taxes in 2009 includes  a noncash income tax benefit of $14.0 million due to a net decrease in our reserves for uncertain tax positions.  The benefit includes a net a $4.7 million decrease primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

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

At December 31, 2010, Kronos had the equivalent of $952 million and $349 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively.  At December 31, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

At December 31, 2010, we had approximately $29 million of U.S. federal net operating loss carryforwards that expire in 2030, and approximately $61 million of net operating loss carryforwards related to various U.S. state jurisdictions with expiration dates ranging from 2011 to 2030.  At December 31, 2010, we have concluded that a portion of the various U.S. state jurisdictions net operating losses do not meet the more-likely-than-not recognition criteria, accordingly we have recognized a deferred income tax asset valuation allowance of $1.8 million with respect to our carryforwards.

Note 13 - Noncontrolling interest in subsidiaries:

	December 31,
	2009	2010
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$15.0	$208.7
NL Industries	43.6	56.8
CompX International	11.1	10.9

Total	$69.7	$276.4

	Years ended December 31,
	2008	2009	2010
	(In millions)

Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$.4	$(1.7)	$9.8
NL Industries	5.6	(1.9)	3.3
CompX International	(.3)	(.3)	.4

Total	$5.7	$(3.9)	$13.5

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Years ended December 31,
	2009	2010
	(In millions)

Net income (loss) attributable to Valhi stockholders	$(34.2)	$50.3

Transfers (to) from noncontrolling interest:
Increase in additional paid-in capital for purchase of 14,000 shares of Kronos common stock	.2	-
Issuance of subsidiary stock	.1	87.8

Net transfers from noncontrolling interest	.3	87.8

Net income (loss) attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$(33.9)	$138.1

See Note 3 for information regarding the sale of Kronos common stock in 2010.

Note 14 – Valhi stockholder’s equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In millions)

Balance at December 31, 2007	118.4	(4.0)	114.4

Acquired during 2008	-	(.1)	(.1)

Balance at December 31, 2008, 2009 and 2010	118.4	(4.1)	114.3

The shares of Valhi common stock issued during the past three years consist of employee stock options exercises and stock awards issued annually to members of our board of directors.

Valhi share repurchases and cancellations.  Prior to 2008, our board of directors authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries.  We may purchase the stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to completion.  We will use cash on hand to acquire the shares.  Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes.  We did not make any such purchases under the plan in each of 2008, 2009 and 2010.

Treasury stock.  The treasury stock we reported for financial reporting purposes at December 31, 2008, 2009 and 2010 represents our proportional interest in the shares of our common stock held by NL and Kronos.  NL held 4.8 million shares at December 31, 2009 and 2010.  NL purchased approximately 79,000 shares of our common stock in open market transactions during the fourth quarter of 2008 for an aggregate purchase price of $1.1 million and 2,800 shares for an aggregate purchase price of less than $.1 million in the first quarter of 2009.  Kronos held approximately 121,000 shares of our common stock at December 31, 2010, which it purchased in open market transactions during the fourth quarter of 2010 for an aggregate purchase price of $2.7 million.  Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes.  As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Preferred stock. Our outstanding preferred stock consists of 5,000 shares of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million.  The outstanding shares of Series A Preferred Stock are held by Contran and represent all of the shares of Series A Preferred Stock we are authorized to issue.  The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder).  A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock.  Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock.  Through December 31, 2010, we have not declared any dividends on the Series A Preferred Stock since its issuance prior to 2008.

Valhi stock options and restricted stock.  We have an incentive stock option plan that provides for the discretionary grant of, among other things since its five-year extension, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights.  We may issue up to 5 million shares of our common stock pursuant to this plan.  We grant options at the fair market value on the date of grant.  The options generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant.  If we grant restricted stock, it is generally forfeitable unless certain periods of employment are completed. We had no outstanding stock options at December 31, 2010.

Stock option plans of subsidiaries. NL and CompX maintain plans which provide for the grant of options to purchase their common stocks.  Provisions of these plans vary by company.  Outstanding options to purchase common stock of NL and CompX at December 31, 2010 are summarized below.  There are no outstanding options to purchase Kronos common stock at December 31, 2010.

	Shares	Exercise price per share	Amount payable upon exercise
	(In thousands)		(In millions)

NL Industries	43	$11.49	$.5
CompX	18	$12.15 - $14.30	.2

Earnings per share.  Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options as well as the dilutive effect, if any, of diluted earnings per share reported by Kronos, NL or CompX. The dilutive effect of dilutive earnings per share for Kronos, NL and CompX in 2008, 2009 and 2010 was not significant. Stock option conversion excludes anti-dilutive shares of 295,000 during 2008.  The dilutive impact of stock options outstanding was 3,333 shares during 2009.  A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net income (loss) attributable to Valhi stockholders	$(.8)	$(34.2)	$50.3
Equity adjustment	-	-	(2.1)

Adjusted net income (loss) attributable to Valhi stockholders	$(.8)	$(34.2)	$48.2

The $2.1 million equity adjustment attributable to Valhi stockholders is discussed in Note 17.

Accumulated other comprehensive income.  Accumulated other comprehensive income attributable to Valhi stockholders comprises changes in equity as presented in the table below.  Amounts in 2010 attributable to the Kronos common stock sale relate to the reclassification between accumulated other comprehensive income and additional paid-in capital following the reduction in our ownership interest in Kronos discussed in Note 3.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Accumulated other comprehensive income (net of tax):
Marketable securities:
Balance at beginning of year	$27.1	$4.3	$9.0
Other comprehensive income (loss)	(22.8)	4.7	5.6
Balance at end of year	$4.3	$9.0	$14.6

Currency translation:
Balance at beginning of year	$64.5	$30.9	$50.3
Other comprehensive income (loss)	(33.6)	19.4	(.1)
Kronos common stock sale	-	-	9.0
Balance at end of year	$30.9	$50.3	$59.2

Defined benefit pension plans:
Balance at beginning of year	$(38.8)	$(86.1)	$(66.1)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	.1	4.9	4.2
Net actuarial gain (loss) arising during year	(47.4)	2.2	(6.5)
Plan amendment	-	-	(2.0)
Kronos common stock sale	-	-	10.6
Transfer of Medite pension plan	-	12.9	-
Balance at end of year	$(86.1)	$(66.1)	$(59.8)

OPEB plans:
Balance at beginning of year	$(1.3)	$(.1)	$3.6
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic OPEB cost	(.1)	-	(.4)
Net actuarial gain (loss) arising during year	1.3	.6	(1.3)
Plan amendment	-	3.1	5.1
Kronos common stock sale	-	-	.2
Balance at end of year	$(.1)	$3.6	$7.2

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$51.5	$(51.0)	$(3.2)
Other comprehensive income (loss)	(102.5)	34.9	4.6
Kronos common stock sale	-	-	19.8
Transfer of Medite pension plan	-	12.9	-
Balance at end of year	$(51.0)	$(3.2)	$21.2

Note 15 -                           Other income, net:

	Years ended December 31,
	2008	2009	2010
	(In millions)
Securities earnings:
Dividends and interest	$31.9	$26.3	$26.0
Securities transactions, net	(1.2)	.5	.3

Total	30.7	26.8	26.3

Equity in joint venture earnings	(1.0)	(1.1)	(.4)
Insurance recoveries	9.6	4.6	18.8
Currency transactions, net	1.3	9.7	7.4
Disposal of property and equipment, net	(1.0)	(1.2)	(1.8)
Litigation settlement gains	47.9	23.1	6.3
Gain on sale of business	-	6.3	-
Other, net	5.2	1.5	1.9

Total	$92.7	$69.7	$58.5

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $25.4 million in each of 2008, 2009 and 2010.

Insurance recoveries in 2008 and 2009 relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  In addition, a substantial portion of the insurance recoveries we recognized in 2010 relates to the NL litigation settlement discussed in Note 17.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.  See Note 17.

In 2005, certain real property NL owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing.  At the initial October 2008 closing, we received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a promissory note in the amount of $15.0 million in exchange for the release of our equitable lien on a portion of the property.  The terms of the $15.0 million promissory note are discussed in Note 5.  In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash.  The agreement calls for a third and final closing that is subject to, among other things, our receipt of an additional payment.  The timing of when the final closing will occur is presently not determinable.

For financial reporting purposes, we have accounted for the aggregate consideration received in the 2008 and 2009 closings of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a $47.9 million pre-tax gain in the fourth quarter of 2008 and a pre-tax gain in the second quarter of 2009 of approximately $11.1 million.  Similarly, the cash consideration NL received at the closings is reflected as an investing activity in our Consolidated Statement of Cash Flows.  Our carrying value of the remaining portion of this property, attributable to the portion of the property from which our equitable lien would be released in the third closing, was approximately $.7 million at December 31, 2010.

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

Prior to 2005, Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs would undertake certain investigatory and interim remedial activities at a former mining site partly operated by NL located in Hot Springs County, Arkansas.  Tremont had entered into an agreement with Halliburton Energy Services, Inc. (“Halliburton”), another PRP for this site, which provided for, among other things, the interim sharing of remediation costs associated with the site pending a final allocation of costs through an agreed-upon procedure in arbitration, as further discussed below.

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

In June and September 2007, the arbitration panel chosen by the parties to address the issues in the Houston litigation discussed above returned decisions favorable to NL, Tremont and its affiliates.  Among other things, the panel found that Halliburton and DII are obligated to indemnify Tremont and its affiliates (including NL) against all costs and expenses, including attorney fees, associated with any environmental remediation at the site and other sites arising out of NL’s former petroleum services business, and ordered Halliburton to pay Tremont approximately $10.0 million in cash in recovery of past investigation and remediation costs and legal expenses incurred by Tremont related to the Magcobar site, plus any future remediation and legal expenses incurred after specified dates, together with post-judgment interest accruing after September 1, 2007.  In October 2007, Tremont filed a motion with the court in the Houston litigation to confirm the arbitration panel’s decisions, and Halliburton and DII filed a motion to vacate such decisions.  A confirmation hearing was held in November 2007, and in March 2008 the court upheld and confirmed the arbitration panel’s decisions.  In April 2008, Halliburton and DII filed a notice of their appeal of the court’s opinion confirming the arbitration awards to the United States Court of Appeals for the Fifth Circuit.  In July 2008, the trial court issued a final judgment pursuant to its March 2008 confirmation, and required that Halliburton and DII post a supersedeas bond in the amount of $14.3 million during the period of the appeal in order to stay enforcement of the monetary award in the judgment.  The nonmonetary portion of the judgment was not stayed.  Also in July 2008, Halliburton and DII filed a motion with the trial court for a new trial or to alter or amend its judgment, and the court subsequently denied such motion.  Halliburton and DII filed a Motion for Relief from the Court’s Confirmation Order and Partial Final Judgment pursuant to Fed.R.Civ.P.60(b) claiming that essential documents had been wrongfully withheld from the arbitration panel.  Subsequently the Court of Appeals for the Fifth Circuit affirmed the lower court ruling and remanded the Rule 60(b) motion back to the trial court.  In February 2009, the court held a hearing on the motion.  In January 2009, Tremont received a payment from Halliburton of $11.8 million as partial payment of the monetary judgment against it, and in March 2009 the lower court denied Halliburton’s Rule 60(b) motion.  Accordingly, in the first quarter of 2009 we recognized a litigation settlement gain of $12.0 million, consisting of the $11.8 million received in January 2009 as well as an additional $.2 million in additional legal costs incurred for which Halliburton subsequently reimbursed us.

We provided certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. In January 2009, we sold our research, laboratory and quality control business to the LLC for an aggregate sales price of $7.5 million, consisting of $6.7 million in cash paid at closing, $500,000 paid in February 2010 and $250,000 paid in February 2011.  The amounts owed to us in 2010 and 2011 did not bear interest, and we recognized these amounts at their aggregate net present value of approximately $.7 million.  We recognized a pre-tax gain of $6.3 million from the sale of this business.  The revenues, pre-tax income and total assets of the operations sold are not material in any period presented.

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

We also engaged in related party loans, including credit facilities from Contran, See Note 9.  Interest expense related to our borrowings from Contran was $.7 million in 2009 and $3.9 million in 2010.

In April 2009, one of our wholly-owned subsidiaries entered into a $10 million unsecured demand promissory note with Contran.  The variable rate note bears interest at prime less 1.5%.  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced and which, as amended, is due on demand but in any event no earlier than March 31, 2012.  Interest expense related to the Contran promissory notes was $.3 million in 2009 and $.5 million in 2010.  See Note 9.

In October 2007, the independent members of CompX’s board of directors authorized the repurchase or cancellation of a net 2.7 million shares of its Class A common stock held by TFMC, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group.  CompX purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which it paid in the form of a promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase was approved.  Interest expense related to CompX’s note payable to TIMET was $2.2 million, $.8 million and $.6 million in 2008, 2009 and 2010, respectively.  See Note 9.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.    The net ISA fees charged to us by Contran and approved by the independent members of the applicable board of directors aggregated $22.5 million in 2008, $23.7 million in 2009 and $25.1 million in 2010.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are our subsidiaries.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker to us. Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2011.

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

Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada.  The other owners of BMI are generally the other manufacturers located within the complex.  BMI provides power transmission and sewer services on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party.  Amounts paid by TIMET to BMI for these utility services were $2.3 million in 2008, $2.2 million in 2009 and $1.4 million in 2010.  TIMET also paid BMI an electrical facilities upgrade fee of $.8 million in each of 2008 and 2009.  This $.8 million annual fee terminated completely after January 2010.

Prior to January 2009, we provided certain research, laboratory and quality control services within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others.  We also granted to The Amalgamated Sugar Company LLC a non-exclusive, royalty-free perpetual license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for payment of certain royalties to The Amalgamated Sugar Company LLC from future sales or licenses of the subsidiary’s technology to third parties.  Research and development services charged to The Amalgamated Sugar Company LLC and included in other income was $1.2 million in 2008.  No amounts were recognized in 2009.  The Amalgamated Sugar Company LLC provided certain administrative services to us, and the cost of such services (based upon estimates of the time devoted by employees of the LLC to our affairs, and the compensation of such persons) was considered in the agreed-upon research and development services fee paid by the LLC to us and was not separately quantified.  In January 2009, we sold our research, laboratory and quality control business to the LLC.  See Note 15.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2009	2010
	(In millions)

Current receivables from affiliates:
Contran – income taxes, net	$16.2	$-
Other	-	.1

Total	$16.2	$.1

Current payables to affiliates:
Louisiana Pigment Company, L.P.	$12.0	$7.4
Contran:
Income taxes, net	-	4.3
Trade items	14.1	17.4
TIMET	-	1.0
Other	-	.1

Total	$26.1	$30.2

Noncurrent payable to affiliate – TIMET	$.3	$-

Notes payable to affiliates(1) by:
Valhi Contran credit facility	$54.9	$-
Valhi Contran promissory notes	30.0	-
CompX TIMET note payable	42.2	42.2

Total	$127.1	$42.2
(1)           Included in long-term debt.

Payables to Louisiana Pigment Company are generally for the purchase of TiO2, see Note 7.  Substantially all of the Contran trade payables relates to the ISA fees charged to WCS by Contran, which WCS has not paid Contran since 2001.  See Note 9 for more information on the CompX note payable to TIMET, on the Valhi credit facility with Contran and the promissory notes payable to Contran.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified.  In some cases, the damages are unspecified pursuant to the requirements of applicable state law.  A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs.  In addition, various other cases (in which we are not a defendant) are pending that seek recovery for injury allegedly caused by lead pigment and lead-based paint.  Although NL is not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against NL in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:
•
we have never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

•	no final, non-appealable adverse verdicts have ever been entered against us, and
•	we have never ultimately been found liable with respect to any such litigation matters.

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases.  New cases may continue to be filed against us.  We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  The resolution of any of these cases could result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

Environmental matters and litigation

Our operations are governed by various environmental laws and regulations.  Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe that all of our facilities are in substantial compliance with applicable environmental laws.

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

Environmental obligations are difficult to assess and estimate for numerous reasons including the:
•	complexity and differing interpretations of governmental regulations,
•	number of PRPs and their ability or willingness to fund such allocation of costs,
•	financial capabilities of the PRPs and the allocation of costs among them,
•	solvency of other PRPs,
•	multiplicity of possible solutions,
•	number of years of investigatory, remedial and monitoring activity required and
•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2010, we have not recognized any receivables for recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental costs.  The timing of payments depends upon a number of factors including the timing of the actual remediation process; which in turn depends on factors outside of our control.  At each balance sheet date, we estimate the amount of our accrued environmental costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability.  We classify the remaining accrued environmental costs as a noncurrent liability.

Changes in our accrued environmental costs during the past three years are presented in the table below.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Balance at the beginning of the year	$55.7	$52.9	$48.9
Additions charged to expense, net	6.5	5.4	.4
Settlement agreement	-	-	(2.0)
Payments, net	(9.3)	(9.5)	(5.0)
Changes in currency exchange rates	-	.1	-

Balance at the end of the year	$52.9	$48.9	$42.3

Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$11.6	$11.0	$9.7
Noncurrent liabilities	41.3	37.9	32.6

Total	$52.9	$48.9	$42.3

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, EMS, has contractually assumed our obligations.  At December 31, 2010, we had accrued approximately $40 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $73 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2010, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

Other -  We have also accrued approximately $1.9 million at December 31, 2010 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

Insurance coverage claims

We are involved in certain legal proceedings with a number of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment and asbestos lawsuits.  The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors and we cannot assure you that such insurance coverage will be available.

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

In October 2005 NL was served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05).  The plaintiff, a former insurance carrier, sought a declaratory judgment of its obligations to NL under insurance policies issued to NL by the plaintiff’s predecessor with respect to certain lead pigment lawsuits filed against us.  In March 2006, the trial court denied our motion to dismiss.  In April 2006, NL filed a notice of appeal of the trial court’s ruling, and in September 2007, the Supreme Court – Appellate Division (First Department) reversed and ordered that the OneBeacon complaint be dismissed.  The Appellate Division did not dismiss the counterclaims and cross claims.

In February 2006, NL was served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026).  The plaintiff, a former insurance carrier of NL’s, sought a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff with respect to certain lead pigment lawsuits.

In December 2008, NL reached partial settlements with the plaintiffs in the two cases discussed above, pursuant to which the two former insurance carriers agreed to pay NL an aggregate of approximately $7.2 million in settlement of certain counter-claims related to past lead pigment and asbestos defense costs.  NL received these funds from the carriers in January 2009.  In connection with these partial settlements, NL agreed to dismiss the case captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (District Court for Dallas County, Texas, Case No. 05-11347), and in January 2009 NL filed a notice of non-suit without prejudice in that matter.  In March 2010, NL filed a complaint in NL Industries, Inc. v. OneBeacon America Insurance Company (Supreme Court of the State of New York, County of New York, Index No. 108881-2009), to address the  remaining claims from the New York state cases.  This case is proceeding in the trial court.

Other litigation

NL - In June 2010, the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) was dismissed with prejudice in accordance with the previously-reported settlement agreement.  In May 2010, pursuant to such agreement, we paid $26.0 million in cash and we issued an $18.0 million promissory note.  The note bears interest, payable quarterly, at the prime rate.  Fifty percent of the principal amount will be payable on each of December 1, 2011 and December 1, 2012.  The note is collateralized by shares of Kronos and CompX common stock, owned by NL, having an aggregate market value of at least 200% of the outstanding principal amount of the promissory note.  Under certain conditions, we have agreed to prepay up to $4.0 million principal amount of such indebtedness.

For financial reporting purposes, we classified $32.2 million of the aggregate amount payable under the settlement agreement as a litigation settlement expense in respect of certain claims made by plaintiffs in the litigation.  We had insurance coverage for a portion of such litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.  With respect to the other claim of the plaintiffs as it relates to the repurchase of their EMS noncontrolling interest, the resulting $2.1 million increase over our previous estimate of such payment is accounted for as a reduction in additional paid-in capital in accordance with GAAP.

NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL.  There are 1,226 of these types of cases pending, involving a total of approximately 2,670 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

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

CompX – CompX is involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  On February 10, 2009, Humanscale Corporation (“Humanscale”) filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation pursuant to the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard support products into the U.S. by CompX’s Canadian subsidiary.  The products were alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint sought as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. On July 9, 2010, the ITC issued its final ruling that we had not infringed on the Humanscale patent and that the patent is invalid.  Humanscale has chosen not to appeal the ITC’s ruling.  Humanscale also had previously filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against CompX involving the identical patent in question in the ITC case.  That claim was stayed by the Court pending the outcome of the ITC case.  With the issuance of the final determination in the ITC case, Humanscale has filed for dismissal of their action in the U.S. District Court which was granted in November 2010.

On March 30, 2009, CompX filed in the U.S. District Court for the Eastern District of Virginia a counterclaim of patent infringement against Humanscale for infringement of certain of our keyboard support patents by Humanscale’s models 2G, 4G and 5G support arms.  A jury trial was completed on February 25, 2010 relating to CompX’s counterclaims with the jury finding that Humanscale infringed on our patents and awarded damages to us of approximately $20 million for past royalties.  The judge issued the final judgment on October 19, 2010 which confirms the jury verdict and award of damages in the amount of approximately $20 million.  Humanscale appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit.

In November 2010, the United States Patent and Trademark Office (the “USPTO”) issued to Humanscale two new patents that cover designs of keyboard support mechanisms that were not at issue in CompX’s already ongoing litigation with Humanscale. In conjunction with obtaining the new patents, Humanscale filed a complaint in the U.S. District Court for the Southern District of Texas, primarily asserting that CompX was infringing upon the two patents.  At the same time, CompX filed a complaint in the U.S. District Court for the Western District of Michigan seeking a declaratory judgment that its products do not infringe upon the newly issued patents and that those patents are also invalid on several grounds under the Patent and Trademark Act.  CompX has filed a motion with the Texas court, which it has not ruled on, to dismiss Humanscale’s complaint or transfer the case to the Michigan court.  Humanscale filed a motion with the Michigan court to either dismiss CompX’s complaint or transfer the case to the Texas court.  The Michigan court ruled against Humanscale’s motion and ordered that the case be tried in Michigan.  In addition, in December 2010 CompX filed requests with the USPTO to reconsider certain claims of the newly-issued patents, which requests were denied in February 2011.

       In March 2011, CompX and Humanscale entered into a confidential settlement agreement pursuant to which, among other things, Humanscale paid CompX $7.5 million in cash, and each party agreed to cross-license certain patents and to withdraw all legal proceedings against the other party, which will result in the dismissal of all of the cases discussed above.

As any damages relating to patent infringement claims would only accrue after a patent has been issued, and considering the small volume of our products sold since such issuance that could be covered by the claim of infringement, liability, if any, to us from such claim of infringement would not be significant as of December 31, 2010.

Kronos - In March 2010, Kronos was served with two complaints which were subsequently consolidated as Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, Northern Division of Maryland, Case No. 1:10-cv-00318-RDB).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  Plaintiffs seek to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In May 2010, defendants filed a motion to dismiss, which plaintiffs opposed in June 2010.  The case is proceeding in the trial court.

Other - In addition to the litigation described above, we and our affiliates are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses.  In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for our environmental claims.

We currently believe that the disposition of all of these various other claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Other matters

Concentrations of credit risk - Sales of TiO2 accounted for approximately 90% of our Chemicals sales during each of the past three years.  The remaining Chemicals sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  Kronos sells TiO2 to over 4,000 customers, with the top ten customers approximating 27% of net sales in 2008 and 28% in 2009 and 27% in 2010.  Kronos did not have sales to a single customer comprising over 10% of its net sales in any of the previous three years.  The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North American, for the last three years.

	2008	2009	2010

Europe	53%	53%	53%
North America	34%	32%	33%

We sell our Component Products primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 35% of sales in 2008, 39% in 2009 and 38% in 2010.  No customer accounted for more than 10% of CompX’s sales in 2008, 2009 or 2010.

Operating leases -  Our principal Chemicals Segment operating subsidiary in Germany, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  We own the Leverkusen facility itself, which represents approximately one-third of our current TiO2 production capacity.  This facility is located within Bayer’s extensive manufacturing complex.  We periodically establish the amount of rent for the land lease associated with our Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for the land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  We recognize any change in the rent based on negotiations as part of lease expense starting from the time such change is agreed upon by both of us, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary for us to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Rent expense approximated $12 million in each of 2008, 2009 and 2010.  At December 31, 2010, our future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2011	$10.8
2012	7.0
2013	4.9
2014	3.5
2015	2.6
2016 and thereafter	18.0

Total(1)	$46.8

(1)Approximately $19 million relates to the Leverkusen facility lease.  The minimum commitment amounts for the lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2010.  As discussed above, any change in the rent is based solely on negotiations between Bayer and Kronos, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Long-term contracts - Our Chemicals Segment has long-term supply contracts that provide for our TiO2 feedstock requirements through 2014.  The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $592 million at December 31, 2010.  In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services.  These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $132 million at December 31, 2010.

Income taxes - Prior to 2008, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL's adjusted tax basis in the shares at the dates of distribution.  NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability.  To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority.  The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us.  We have recognized deferred income taxes for our investment in Kronos common stock.

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

Note 19 - Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments by the ASC Topic 820 categories as of December 31, 2009 and 2010:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2009:
Marketable securities:
Current	$6.1	$-	$6.1	$-
Noncurrent	279.5	28.6	.9	250.0

Currency forward contracts	1.6	1.6	-	-

December 31, 2010:
Marketable securities:
Current	$1.7	$-	$1.7	$-
Noncurrent	340.4	87.2	3.2	250.0

Currency forward contracts	6.3	6.3	-	-

See Note 4 for information on how we determine fair value of our marketable securities.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At December 31, 2010, Kronos had currency forward contracts to exchange:

•
an aggregate of $66.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.05 to Cdn. $1.08 per U.S. dollar.  These contracts with Wachovia Bank, National Association, mature from January 2011 through December 2011 at a rate of $5.5 million per month, subject to early redemption provisions at our option.

•
an aggregate $20.1 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.94 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from January 2011 through July 2011 at a rate of $2.3 million to $5.5 million per month.

•
an aggregate euro 17.8 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.16 to kroner 8.28 per euro.  These contracts with DnB Nor Bank ASA mature from January 2011 through August 2011 at a rate of euro 1.8 million to euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of our currency forward contracts at December 31, 2010 was a $6.3 million net asset, which is included in our Condensed Consolidated Balance Sheet as $6.3 million recognized as part of Accounts and Other Receivables.  There is also a corresponding $6.3 million currency transaction gain in our Consolidated Statement of Operations.  We are not currently using hedge accounting for our outstanding currency forward contracts at December 2010, and we did not use hedge accounting for any of such contracts we previously held earlier in 2010 and during 2009.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2009 and 2010:

	December 31,
	2009		2010
	Carrying amount	Fair Value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$78.0	$78.0	$334.8	$334.8
Promissory note receivable	15.0	15.0	15.0	15.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$574.6	$466.2	$532.8	$536.0
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
CompX variable rate promissory note	42.2	42.2	42.2	42.2
Variable rate debt to Contran	84.9	84.9	-	-
Variable rate bank credit facilities	29.1	29.1	3.0	3.0
NL variable rate promissory note	-	-	18.0	18.0
WCS fixed rate debt	-	-	87.4	87.4
Other fixed-rate debt	.5	.5	-	-

Noncontrolling interest in:
Kronos common stock	$15.0	$38.4	$208.7	$482.0
NL common stock	43.6	57.1	56.8	92.0
CompX common stock	11.1	12.2	10.9	18.6

Valhi stockholders' equity	$428.7	$1,597.3	$541.8	$2,509.2

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL Industries, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date.  The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  At December 31, 2009 and 2010, the estimated market price of the 6.5% Notes was approximately euro 809 and euro 1,004, respectively, per euro 1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input).  Fair values of variable interest rate note receivable and debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 4 and 9.

Note 20 -                           Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)

Year ended December 31, 2009

Net sales	$277.3	$312.1	$341.6	$341.1
Gross margin	4.6	16.2	60.1	55.5
Operating income (loss)	(33.0)	(27.6)	13.2	5.8

Net income (loss)(1)	$(23.4)	$(20.6)	$9.4	$(3.5)

Net income (loss) attributable to Valhi stockholders (1)	(20.0)	(19.0)	8.4	(3.6)

Per basic share:
Net income (loss) attributable to Valhi stockholders	$(.18)	$(.16)	$.07	$(.03)

Year ended December 31, 2010

Net sales	$356.8	$415.7	$413.2	$407.0
Gross margin	66.1	89.4	100.1	107.2
Operating income	17.6	35.4	53.3	55.5

Net income(2)	$15.1	$6.4	$18.1	$24.2

Net income attributable to Valhi stockholders (2)	13.6	4.5	14.4	17.8

Per basic share:
Net income attributable to Valhi stockholders	$.10	$.04	$.13	$.15

(1) We recognized the following amounts during 2009:
•	a $4.1 million after-tax gain on the sale of business in the first quarter, see Note 15;
•	a $18.1 million after-tax and noncontrolling interest charge as a result of a litigation settlement and contract termination in the first quarter, see Note 15;
•	a $6.0 million after-tax and noncontrolling interest gain in the second quarter for real property settlement, see Note 15; and
•	$7.1 million in the third quarter and $6.9 million in the fourth quarter in our tax provision related to a net decrease in our reserves for uncertain tax positions, see Note 12.

(2) We recognized the following amounts during 2010:
•	a $24.4 million after noncontrolling interest non-cash income tax benefit in the first quarter, see Note 12;
•	a $17.4 million after-tax and noncontrolling interest charge as a result of a litigation settlement in the first quarter, see Notes 9 and 17;
•	a $9.8 million after-tax and noncontrolling interest gain in the first quarter for insurance settlement, see Notes 15 and 17;
•	a $3.5 million after-tax and noncontrolling interest gain in the third quarter as a result of a legal settlement, see Note 15; and
•	$5.2 million charge in the third quarter to our tax provision related to a net increase in our reserves for uncertain tax positions, see Note 12.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2009	2010

Current assets:
Cash and cash equivalents	$1.4	$1.3
Restricted cash equivalents	-	.1
Accounts receivable	.5	.3
Receivables from subsidiaries and affiliates:
Income taxes, net	13.3	-
Other	.4	.8
Deferred income taxes	3.0	1.3
Other	.1	.2

Total current assets	18.7	4.0

Other assets:
Marketable securities	260.3	264.2
Investment in and advances to subsidiaries	813.2	1,004.2
Other assets	.7	.4

Total other assets	1,074.2	1,268.8

Total assets	$1,092.9	$1,272.8

Current liabilities:
Current maturities of long-term debt	$-	$30.1
Payables to subsidiaries and affiliates:
Income taxes, net	-	4.5
Other	.1	.1
Accounts payable and accrued liabilities	1.8	.8

Total current liabilities	1.9	35.5

Noncurrent liabilities:
Long-term debt	334.9	311.9
Deferred income taxes	311.8	362.7
Other	15.6	20.9

Total noncurrent liabilities	662.3	695.5

Stockholders' equity	428.7	541.8

Total liabilities and stockholders’ equity	$1,092.9	$1,272.8

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2008	2009	2010

Revenues and other income:
Interest and dividend income	$27.0	$26.2	$26.1
Equity in earnings of subsidiaries and affiliates	2.0	(60.5)	69.8
Gain on sale of business	-	6.3	-
Other income, net	2.3	.1	-

Total revenues and other income	31.3	(27.9)	95.9

Costs and expenses:
General and administrative	6.6	6.3	5.7
Interest	24.2	24.5	28.0

Total costs and expenses	30.8	30.8	33.7

Income (loss) before income taxes	.5	(58.7)	62.2

Provision for income taxes (benefit)	1.3	(24.5)	11.9

Net income (loss)	$(.8)	$(34.2)	$50.3

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2008	2009	2010

Cash flows from operating activities:
Net income (loss)	$(.8)	$(34.2)	$50.3
Deferred income taxes	(1.8)	.5	17.4
Gain on sale of business	-	(6.3)	-
Equity in earnings of subsidiaries and affiliates	(2.0)	60.5	(69.8)
Cash dividends from subsidiaries	51.0	31.2	28.9
Other, net	.1	(.1)	-
Net change in assets and liabilities	8.1	(26.8)	22.0

Net cash provided by operating activities	54.6	24.8	48.8

Cash flows from investing activities:
Loans to subsidiaries and affiliates:
Loans	(32.2)	(55.2)	(45.1)
Collections	-	.6	38.1
Proceeds from sale of business	-	6.7	.5
Investment in other subsidiary	(3.1)	(5.5)	(4.0)
Other, net	(.2)	(.8)	-

Net cash used in investing activities	(35.5)	(54.2)	(10.5)

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows (Continued)

(In millions)

	Years ended December 31,
	2008	2009	2010

Cash flows from financing activities:
Indebtedness:
Borrowings	$47.6	$70.7	$-
Principal payments	(40.3)	(78.0)	-
Loans from affiliates:
Borrowings	3.0	99.6	237.1
Principal payments	(.7)	(17.7)	(230.0)
Cash dividends paid	(45.5)	(45.4)	(45.5)

Net cash provided by (used in) financing activities	(35.9)	29.2	(38.4)

Cash and cash equivalents:
Net decrease	(16.8)	(.2)	(.1)
Balance at beginning of year	18.4	1.6	1.4

Balance at end of year	$1.6	$1.4	$1.3

Supplemental disclosures: Cash paid (received) for:
Interest	$24.1	$24.5	$27.9
Income taxes, net	(6.2)	.5	(28.5)

Noncash investing activity -
Note receivable from sale of business	-	.8	-

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2010

Note 1 -                           Basis of presentation:

We have prepared the accompanying Financial Statements on a “Parent Company” basis.  This means that our investments in the common stock or membership interest of our majority and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., Tremont LLC, Medite Corporation and Waste Control Specialists LLC, are presented on the equity method of accounting.  Our Consolidated Financial Statements and the Notes thereto, which include the financial position, results of operations and cash flows of these subsidiaries, are incorporated by reference into these Parent Company Financial Statements.

Note 2 -                           Investment in and advances to subsidiaries:

	December 31,
	2009	2010

Investment in:
Kronos Worldwide, Inc. (NYSE: KRO)	$447.9	$599.3
NL Industries (NYSE: NL)	264.2	328.9
Waste Control Specialists LLC	81.5	49.6
Tremont LLC	15.1	15.4
Medite	(.1)	(.3)
Total	808.6	992.9

Loans to:
Waste Control Specialists LLC	4.6	-
NL Industries	-	11.3

Total	$813.2	$1,004.2

In November 2010, Kronos completed a secondary public offering of 8.97 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million.  The price to the public was $40.00 per share, and the underwriting discount was 5.75% (or $2.30 per share).  Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million.  The shares of Kronos common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference.  All shares were sold to third-party investors.  Upon completion of the offering, our aggregate ownership of Kronos was reduced to 80% (50% held directly by us and 30% held directly by NL).  Under the provisions of ASC Topic 810, changes in parent control that do not lead to deconsolidation are considered equity transactions recognized through APIC and noncontrolling interest, accordingly no gain or loss was recognized on this transaction.  See Note 13 to our Consolidated Financial Statements.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Equity in earnings of subsidiaries and Affiliates

Kronos Worldwide	$4.2	$(21.6)	$73.8
NL Industries	19.4	(16.9)	28.2
Tremont LLC	(1.9)	6.0	(.2)
Waste Control Specialists LLC	(22.6)	(27.6)	(31.9)
Medite	2.9	(.4)	(.1)

Total	$2.0	$(60.5)	$69.8

Cash dividends from subsidiaries

Kronos Worldwide	$29.0	$-	$7.3
NL Industries	20.2	20.2	20.2
Tremont LLC	1.8	11.0	1.4

Total	$51.0	$31.2	$28.9

Note 3 -                           Long-term debt:

	December 31,
	2009	2010

Snake River Sugar Company	$250.0	$250.0
Contran credit facility	54.9	-
Promissory note payable to Contran	30.0	-
Kronos credit facility	-	61.9
Promissory note payable to Waste Control Specialists	-	30.1
Total	334.9	342.0
Less current maturities	-	30.1

Total long-term debt	$334.9	$311.9

Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC.  The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027.  At December 31, 2010, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.  See Note 4 to our Consolidated Financial Statements.

In July 2009 we entered into a revolving credit facility with Contran. We had net borrowings of $54.9 million under such facility in 2001, and we had net repayments of $54.9 million in 2010.  The revolving credit facility is unsecured and generally bears interest at prime plus 1.0% (4.25% at December 31, 2010).  On March 31, 2010 we amended both the Contran credit facility and the Contran promissory note discussed below to extend their maturity dates, and such facilities are now due on demand, but in any event no earlier than March 31, 2012, and on July 1, 2010 we amended the Contran credit facility to increase the size of the facility from $70 million to $100 million.  At December 31, 2010, no amounts were outstanding under the Contran credit facility and $100 million was available for borrowings.

In April 2009, one of our wholly-owned subsidiaries entered into a variable rate $10 million unsecured demand promissory note agreement with Contran.  In July 2009, this subsidiary borrowed an additional $20 million by entering into a new $30 million unsecured demand promissory note agreement with the same terms as the April note which it replaced. In December 2010, we repaid the note in full, primarily using proceeds from our borrowing from Waste Control Specialists discussed below.

In November 2010, we entered into a $100 million revolving credit facility with Kronos. In November we borrowed $93.3 million and used the proceeds to repay the full balance of the then-outstanding Contran revolving credit facility.  We subsequently had net repayments of $31.4 million under our Kronos credit facility through December 31, 2010, and at December 31, 2010 $61.9 million was outstanding.  The revolving credit facility is unsecured and generally bears interest at prime plus 1.0% (4.25% at December 31, 2010) the facility is due on demand, but in any event no earlier than March 31, 2012.  At December 31, 2010 $38.1 million was available for borrowings under the facility.

In December 2010, we entered into a $30.1 promissory note with Waste Control Specialists. We used the proceeds from this borrowing to pay down the amounts outstanding under Contran promissory note discussed above.  The promissory note is unsecured and generally bears interest at prime plus 1.0% (4.25% at December 31, 2010) the facility is due on demand, but in any event no later than March 31, 2012.

Note 4 -                      Income taxes:

The Amalgamated Sugar Company LLC is treated as a partnership for federal income tax purposes.  Valhi Parent Company’s provision for income taxes (benefit) includes a tax benefit attributable to Valhi’s equity in losses of Waste Control Specialists, as recognition of such income tax benefit is not appropriate at the Waste Control Specialist level.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Components of provision for income taxes (benefit):
Currently refundable	$(4.8)	$(15.6)	$(10.7)
Deferred income taxes (benefit)	6.1	(8.9)	22.6

Total	$1.3	$(24.5)	$11.9

Cash paid (received) for income taxes, net:
Subsidiaries	$(11.0)	$(1.9)	$(12.5)
Contran	4.6	2.2	(16.1)
Tax authorities	.2	.2	.1

Total	$(6.2)	$.5	$(28.5)

	December 31,
	2009	2010
	(In millions)

Components of the net deferred tax asset (liability) -
tax effect of temporary differences related to:
Investment in:
The Amalgamated Sugar Company LLC	$(114.6)	$(120.7)
Kronos Worldwide	(192.1)	(243.9)
Federal and state loss carryforwards and other income tax attributes	5.3	13.8
Accrued liabilities and other deductible differences	3.5	4.2
Valuation allowance	-	(2.7)
Other taxable differences	(10.9)	(12.0)

Total	$(308.8)	$(361.3)

Current deferred tax asset	$3.0	$1.4
Noncurrent deferred tax liability	(311.8)	(362.7)

Total	$(308.8)	$(361.3)