Form 10-Q
period 2011-03-31
VALHI INC /DE/
filed 2011-05-05
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011	Commission file number 1-5467

VALHI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                                                                                                                                (972) 233-1700

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X .

Number of shares of the Registrant's common stock outstanding on April 29, 2011:  113,149,932.

VALHI, INC. AND SUBSIDIARIES

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31, 2010	March 31, 2011
		(unaudited)

Current assets:
Cash and cash equivalents	$325.1	$143.2
Restricted cash equivalents	9.4	6.9
Marketable securities	1.7	107.4
Accounts and other receivables, net	262.7	328.4
Inventories, net	294.9	347.4
Other current assets	14.1	22.3
Deferred income taxes	13.9	13.8

Total current assets	921.8	969.4

Other assets:
Marketable securities	340.4	366.0
Investment in affiliates	113.2	112.1
Goodwill	397.4	397.4
Deferred income taxes	192.0	191.9
Other noncurrent assets	103.4	108.8

Total other assets	1,146.4	1,176.2

Property and equipment:
Land	54.9	57.1
Buildings	287.4	298.1
Equipment	1,170.3	1,216.7
Mining properties	69.1	67.4
Construction in progress	20.2	38.6
	1,601.9	1,677.9
Less accumulated depreciation	955.8	997.6

Net property and equipment	646.1	680.3

Total assets	$2,714.3	$2,825.9

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND EQUITY	December 31, 2010	March 31, 2011
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$17.4	$17.5
Accounts payable and accrued liabilities	275.6	296.9
Income taxes	7.9	18.0
Deferred income taxes	5.0	5.3

Total current liabilities	305.9	337.7

Noncurrent liabilities:
Long-term debt	922.9	945.7
Deferred income taxes	417.6	426.1
Accrued pension costs	128.1	130.0
Accrued environmental costs	32.6	31.7
Accrued postretirement benefits costs	19.5	19.7
Other liabilities	69.5	70.7

Total noncurrent liabilities	1,590.2	1,623.9

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	76.2	76.3
Accumulated deficit	(183.2)	(156.6)
Accumulated other comprehensive income	21.2	37.3
Treasury stock	(40.9)	(44.6)

Total Valhi stockholders' equity	541.8	580.9

Noncontrolling interest in subsidiaries	276.4	283.4

Total equity	818.2	864.3

Total liabilities and equity	$2,714.3	$2,825.9

Commitments and contingencies (Notes 12 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2010	2011
	(unaudited)

Revenues and other income:
Net sales	$356.8	$455.7
Other income, net	28.0	16.8

Total revenues and other income	384.8	472.5

Costs and expenses:
Cost of sales	290.7	306.8
Selling, general and administrative	58.3	61.3
Loss on prepayment of debt	-	3.3
Litigation settlement and contract termination	33.3	-
Interest	17.4	17.2

Total costs and expenses	399.7	388.6

Income (loss) before income taxes	(14.9)	83.9

Provision for income taxes (benefit)	(30.0)	30.7

Net income	15.1	53.2

Noncontrolling interest in net income of subsidiaries	1.5	15.2

Net income attributable to Valhi stockholders	$13.6	$38.0

Amounts attributable to Valhi stockholders:

Basic and diluted earnings per share	$.10	$.33

Cash dividends per share	$.10	$.10

Basic and diluted weighted average shares outstanding	114.3	114.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2010	2011
	(unaudited)

Cash flows from operating activities:
Net income	$15.1	$53.2
Depreciation and amortization	16.3	15.6
Loss on prepayment of debt	-	3.3
Call premium paid	-	(2.5)
Accrued litigation settlement and contract termination	33.3	-
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	1.3	(2.1)
Other postretirement benefit expense	.1	(.5)
Deferred income taxes	(30.0)	12.6
Net distributions from Ti02 manufacturing joint venture	.8	1.1
Other, net	.3	.4
Change in assets and liabilities:
Accounts and other receivables, net	(63.2)	(56.7)
Inventories, net	6.1	(38.6)
Accounts payable and accrued liabilities	(9.3)	13.4
Accounts with affiliates	16.5	1.6
Income taxes	(1.0)	9.9
Other, net	(3.3)	(8.2)

Net cash provided by (used in) operating activities	(17.0)	2.5

Cash flows from investing activities:
Capital expenditures	(8.9)	(24.0)
Capitalized permit costs	(.6)	(1.4)
Purchases of:
Marketable securities	(4.5)	(200.0)
Titanium Metals Corporation (“TIMET”) common stock	-	(20.4)
Proceeds from:
Disposal of marketable securities	2.1	94.9
Sale of business	.5	.3
Change in restricted cash equivalents, net	4.3	2.6
Other, net	-	(.8)

Net cash used in investing activities	(7.1)	(148.8)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2010	2011
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$112.3	$113.3
Principal payments	(96.3)	(121.3)
Valhi cash dividends paid	(11.4)	(11.4)
Distributions to noncontrolling interest in subsidiaries	(1.2)	(15.4)
Treasury stock acquired	-	(3.7)
Issuance of subsidiary common stock	-	.3
Issuance of common stock and other, net	.1	(.1)

Net cash provided by (used in) financing activities	3.5	(38.3)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(20.6)	(184.6)
Currency translation	(1.8)	2.7
Cash and cash equivalents at beginning of period	68.7	325.1

Cash and cash equivalents at end of period	$46.3	$143.2

Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest (including call premium paid)	$7.3	$13.9
Income taxes paid (refunded), net	(15.1)	11.6

Noncash investing activities:
Accrual for capital expenditures	2.4	10.4
Accrual for capitalized permit costs	.1	.5

Noncash financing activities:
Promissory notes payable incurred in connection with litigation settlement and contract termination	30.0	-

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2011

(In millions)

	Valhi Stockholders’ Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury	controlling	Total	Comprehensive
	stock	stock	capital	deficit	income	stock	interest	equity	income
	(unaudited)

Balance at December 31, 2010	$667.3	$1.2	$76.2	$(183.2)	$21.2	$(40.9)	$276.4	$818.2

Net income	-	-	-	38.0	-	-	15.2	53.2	$53.2

Other comprehensive income, net	-	-	-	-	16.1	-	6.9	23.0	23.0

Equity transaction with noncontrolling interest, net	-	-	.1	-	-	-	.3	.4	-

Cash dividends	-	-	-	(11.4)	-	-	(15.4)	(26.8)	-

Treasury stock acquired	-	-	-	-	-	(3.7)	-	(3.7)	-

Balance at March 31, 2011	$667.3	$1.2	$76.3	$(156.6)	$37.3	$(44.6)	$283.4	$864.3

Comprehensive income									$76.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which directly and through its subsidiaries owns approximately 94% of our outstanding common stock at March 31, 2011.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation - Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”).  Our controlling interest in Kronos decreased from 95% in the first quarter of 2010 to 80% as a result of Kronos’ secondary stock offering completed in November 2010.  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (AMEX: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on March 9, 2011 (the “2010 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications.  Our results of operations for the interim periods ended March 31, 2011 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 -                           Business segment information:

Business segment	Entity	% controlled at March 31, 2011

Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL.  See Note 12.  We own 83% of NL.  Our control of CompX is through NL.

	Three months ended March 31,
	2010	2011
	(In millions)

Net sales:
Chemicals	$319.7	$420.4
Component products	32.8	34.8
Waste management	4.3	.5

Total net sales	$356.8	$455.7

Cost of sales:
Chemicals	$260.0	$274.6
Component products	23.7	26.1
Waste management	7.0	6.1

Total cost of sales	$290.7	$306.8

Gross margin:
Chemicals	$59.7	$145.8
Component products	9.1	8.7
Waste management	(2.7)	(5.6)

Total gross margin	$66.1	$148.9

Operating income (loss):
Chemicals	$22.6	$103.5
Component products	1.7	8.8
Waste management	(6.7)	(9.0)

Total operating income	17.6	103.3

Equity in earnings of investee	.1	(.1)

General corporate items:
Securities earnings	6.5	7.4
Insurance recoveries	18.2	.4
Litigation settlement expense	(32.2)	-
General expenses, net	(7.7)	(6.6)
Loss on prepayment of debt	-	(3.3)
Interest expense	(17.4)	(17.2)

Income (loss) before income taxes	$(14.9)	$83.9

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.  We received an approximately $7.5 million patent litigation settlement in the first quarter of 2011 related to CompX which is included in the determination of its operating income. See Notes 11 and 14.  Of the $33.3 million aggregate litigation settlement and contract termination expense we recognized in the first quarter of 2010, $1.1 million relates to WCS and is included in the determination of its operating loss, and the remaining $32.2 million relates to NL.  Please refer to Notes 9 and 17 in our 2010 Annual Report.

Note 3 – Marketable securities:

Marketable securities	Market value	Cost basis	Unrealized gains, net

December 31, 2010:
Current assets -
Other	$1.7	$1.7	$-

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$-
TIMET common stock	86.1	59.0	27.1
Other	4.3	4.3	-

Total	$340.4	$313.3	$27.1

March 31, 2011:
Current assets -
Mutual funds	$106.1	$105.8	$.3
Other	1.3	1.3	-

Total	$107.4	$107.1	$.3

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$-
TIMET common stock	111.9	76.7	35.2
Other	4.1	4.1	-

Total	$366.0	$330.8	$35.2

All of our marketable securities are accounted for as available-for-sale, which are carried at fair value, with any unrealized gains or losses recognized through accumulated other comprehensive income.  Our marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company LLC (“Amalgamated”).  Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs.  Please refer to Note 4 in our 2010 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated.  There have been no changes to the carrying value of this investment during the periods presented.  See Note 15.

At December 31, 2010, we, Kronos and NL and its subsidiaries held an aggregate of 5.0 million shares of TIMET common stock and the quoted per share market price was $17.18.  At March 31, 2011 we held an aggregate of 6.0 million shares of TIMET common stock and the quoted per share market price was $18.58.  During the first quarter of 2011, Kronos purchased an aggregate of 1.0 million shares of TIMET common stock for an aggregate of $17.7 million.  Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock.

At March 31, 2011, we held investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets.  These funds have daily liquidity and are held for the temporary investment of cash available for our current operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent, and accordingly we have classified our investments in these mutual funds as a current asset.

Note 4 – Accounts and other receivables, net:

	December 31, 2010	March 31, 2011
	(In millions)

Accounts receivable	$246.1	$312.3
Real-estate related note receivable	15.0	15.0
Notes receivable	2.9	1.7
Refundable income taxes	1.3	1.5
Receivable from affiliates	.1	-
Accrued interest and dividend receivable	.1	-
Allowance for doubtful accounts	(2.8)	(2.1)

Total	$262.7	$328.4

Note 5 - Inventories, net:

	December 31, 2010	March 31, 2011
	(In millions)

Raw materials:
Chemicals	$52.1	$67.2
Component products	6.3	6.6

Total raw materials	58.4	73.8

Work in process:
Chemicals	13.6	17.4
Component products	6.7	7.6

Total in-process products	20.3	25.0

Finished products:
Chemicals	155.3	184.5
Component products	5.4	5.2

Total finished products	160.7	189.7

Supplies (primarily chemicals)	55.5	58.9

Total	$294.9	$347.4

Note 6 - Other noncurrent assets:

	December 31, 2010	March 31, 2011
	(In millions)

Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$96.2	$95.2
Other	17.0	16.9

Total	$113.2	$112.1

Other assets:
Waste disposal site operating permits, net	$58.8	$60.2
IBNR receivables	6.6	6.7
Capital lease deposit	6.2	6.2
Deferred financing costs	4.5	3.5
Assets held for sale	3.0	3.0
Other intangible assets	.8	.7
Pension asset	.3	.5
Other	23.2	28.0

Total	$103.4	$108.8

Note 7 -  Accounts payable and accrued liabilities:

	December 31, 2010	March 31, 2011
	(In millions)

Current:
Accounts payable	$129.6	$140.6
Payable to affiliates:
Contran – income taxes	4.3	.6
Contran – trade items	17.4	18.2
LPC	7.4	13.0
TIMET	1.0	-
Other	.1	-
Employee benefits	44.8	39.2
Environmental costs	9.7	10.0
Accrued sales discounts and rebates	11.3	6.9
Interest	7.4	14.2
Deferred income	3.3	1.6
Other	39.3	52.6

Total	$275.6	$296.9

Note 8 - Other noncurrent liabilities:

	December 31, 2010	March 31, 2011
	(In millions)

Noncurrent:
Reserve for uncertain tax positions	$41.3	$42.0
Insurance claims and expenses	10.3	10.3
Employee benefits	9.8	10.2
Deferred income	1.1	1.1
Other	7.0	7.1

Total	$69.5	$70.7

Note 9 - Long-term debt:

	December 31, 2010	March 31, 2011
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0

Subsidiary debt:
Kronos International:
6.5% Senior Secured Notes	532.8	450.5
European bank credit facility	-	112.9
CompX promissory note payable to TIMET	42.2	38.0
CompX bank credit facility	3.0	-
NL promissory note	18.0	18.0
WCS financing capital lease	72.0	71.8
WCS 6% promissory notes	15.4	15.5
Other	6.9	6.5
Total subsidiary debt	690.3	713.2

Total debt	940.3	963.2

Less current maturities	17.4	17.5

Total long-term debt	$922.9	$945.7

Kronos - On March 24, 2011, Kronos redeemed euro 80 million of its euro 400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium.  Following such partial redemption, euro 320 million principal amount of the Senior Notes remain outstanding.  Kronos borrowed under its European revolving credit facility, as discussed below, in order to fund the redemption.  We recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

During the first three months of 2011, Kronos borrowed a net euro 80 million ($113.3 million when borrowed) under its European credit facility.  The average interest rate on these borrowings at March 31, 2011 was 2.39%.

CompX – During the first three months of 2011, CompX repaid its revolving bank credit facility that matures in January 2012.

The CompX promissory note payable to TIMET was amended in September 2009 resulting in the deferral of interest payments and postponement of quarterly principal payments on the promissory note until March 2011.  As such, in March 2011 CompX paid its required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million.  In addition, CompX prepaid $4.0 million principal amount on the promissory note.  The interest rate on the promissory note at March 31, 2011 was 1.3%.

Restrictions and Other - Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at March 31, 2011.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 10 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2010	2011
	(In millions)

Service cost	$2.7	$2.7
Interest cost	6.5	6.6
Expected return on plan assets	(5.3)	(5.6)
Amortization of unrecognized:
Prior service cost	.3	.4
Net transition obligations	.1	.1
Recognized actuarial losses	1.7	1.8

Total	$6.0	$6.0

Other postretirement benefits - The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2010	2011
	(In millions)

Service cost	$.1	$.1
Interest cost	.4	.2
Amortization of prior service credit	(.2)	(.6)
Recognized actuarial losses	-	.1

Total	$.3	$(.2)

Contributions - We expect to contribute the equivalent of $28.3 million and $1.9 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2011.

Note 11 - Other income, net:

	Three months ended March 31,
	2010	2011
	(In millions)

Securities earnings:
Dividends and interest	$6.5	$7.3
Securities transactions, net	-	.1

Total	6.5	7.4

Equity in joint venture earnings	.1	(.1)
Currency transactions, net	2.6	1.4
Insurance recoveries	18.2	.4
Patent litigation settlement gain	-	7.5
Other, net	.6	.2

Total	$28.0	$16.8

Insurance recoveries reflect, in part, amounts we received from certain of our former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us.  In addition, a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to the NL litigation settlement discussed in Note 14.  The gain on the patent litigation settlement in the first quarter of 2011 related to a CompX patent litigation settlement discussed in Note 14.

Note 12 - Income taxes:

	Three months ended March 31,
	2010	2011
	(In millions)

Expected tax expense (benefit), at U.S. federal Statutory income tax rate of 35%	$(5.2)	$29.4
Incremental U.S. tax and rate differences on equity in earnings	10.3	3.8
Non-U.S. tax rates	(.1)	(3.7)
German tax attribute adjustments	(35.2)	-
Adjustment to the reserve for uncertain tax positions, net	-	.4
Nondeductible expenses	.8	.5
Nontaxable income	(.3)	(.2)
Prior year adjustments	(.7)	-
U.S. state income taxes, net	.4	.4
Other, net	-	.1

Income tax expense (benefit)	$(30.0)	$30.7

Tax authorities are continuing to examine certain of our foreign tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense that could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by $20.8 million within the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes of limitation.

In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of CompX’s Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain discussed in Note 14.

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

Note 13 - Noncontrolling interest in subsidiaries:

	December 31, 2010	March 31, 2011
	(In millions)

Noncontrolling interest in subsidiaries:
Kronos	$208.7	$210.0
NL	56.8	62.1
CompX	10.9	11.3

Total	$276.4	$283.4

	Three months ended March 31,
	2010	2011
	(In millions)

Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$2.0	$11.8
NL	(.4)	2.9
CompX	(.1)	.5

Total	$1.5	$15.2

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Three months ended
	March 31,
	2010	2011
	(In millions)

Net income attributable to Valhi stockholders	$13.6	$38.0

Transfers from noncontrolling interest:

Equity adjustment	.4	-

Issuance of subsidiary common stock	.1	.3

Transfers from noncontrolling interest	.5	.3

Net income attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$14.1	$38.3

Note 14 - Commitments and contingencies:

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

Environmental obligations are difficult to assess and estimate for numerous reasons including the:
•	complexity and differing interpretations of governmental regulations,
•	number of PRPs and their ability or willingness to fund the allocation of costs among them,
•	financial capabilities of the PRPs and the allocation of costs among them,
•	solvency of other PRPs,
•	multiplicity of possible solutions,
•	number of years of investigatory, remedial and monitoring activity required and
•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At March 31, 2011, we have not recognized any receivables for recoveries.

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

Changes in our accrued environmental costs during the first quarter of 2011 are as follows:

Amount
(In millions)

Balance at the beginning of the period	$42.3
Additions charged to expense, net	.1
Changes in currency exchange rates	.1
Payments, net	(.8)

Balance at the end of the period	$41.7

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$10.0
Noncurrent liability	31.7

Total	$41.7

NL - On a quarterly basis, we evaluate the potential range of our liability at sites where NL, its present or former subsidiaries have been named as a PRP or defendant.  At March 31, 2011, we had accrued approximately $40 million, related to approximately 50 sites, for those environmental matters related to NL which we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is currently possible to estimate costs is approximately $73 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At March 31, 2011, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not NL actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

Other -  We have also accrued approximately $2 million at March 31, 2011 for other environmental cleanup matters.  This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2010 Annual Report.

Other litigation

NL - NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL.  There are 1,121 of these types of cases pending, involving a total of approximately 2,340 plaintiffs.  In addition, the claims of approximately 7,700 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

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

CompX – Prior to March 9, 2011, CompX was involved in certain patent litigation with Humanscale Corporation, (“Humanscale”).  In March 2011, CompX entered into a confidential settlement agreement with Humanscale.  Under the terms of the agreement, they paid CompX’s Canadian subsidiary approximately $7.5 million in cash (which is recognized as a patent litigation settlement gain in the first quarter of 2011), and CompX and Humanscale each agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2010 Annual Report.

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

Note 15 - Financial instruments:

The following table summarizes the valuation of our marketable securities and financial instruments recorded at fair value:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2010:
Marketable securities:
Current	$1.7	$-	$1.7	$-
Noncurrent	340.4	87.2	3.2	250.0

Currency forward contracts	6.3	6.3	-	-

March 31, 2011:
Marketable securities:
Current	107.4	106.1	1.3	-
Noncurrent	366.0	112.7	3.3	250.0

Currency forward contracts	6.9	6.9	-	-

See Note 3 for information on how we determine fair value of our noncurrent marketable securities.

We periodically use currency forward contracts to manage a nominal portion of currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  These contracts generally relate to our Chemicals and Component Products operations.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the foreign currency spot forward rates quoted by banks or foreign currency dealers.

At March 31, 2011 our Chemicals Segment held the following series of forward exchange contracts:

•
an aggregate of $49.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.05 to Cdn. $1.08 per U.S. dollar.  These contracts with Wachovia Bank, National Association, mature from April 2011 through December 2011 at a rate of $5.5 million per month, subject to early redemption provisions at our option.

•
an aggregate $10 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.59 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from April 2011 through July 2011 at a rate of $2.5 million per month.

•
an aggregate euro 11.8 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.19 to kroner 8.28 per euro.  These contracts with DnB Nor Bank ASA mature from April 2011 through August 2011 at a rate of euro 1.8 million to euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of these currency forward contracts of our Chemicals Segment at March 31, 2011 was a $6.9 million net asset, which is included in our Condensed Consolidated Balance Sheet as part of Other Current Assets. There is also a corresponding $6.9 million currency transaction gain in our Condensed Consolidated Statements of Income.  We did not use hedge accounting for any of such contracts we previously held in 2010.

At March 31, 2011, our Component Products Segment held a series of contracts to exchange an aggregate of U.S. $6.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $0.99 per U.S. dollar.  These contracts qualified for hedge accounting and mature through September 2011.  The exchange rate was $0.97 per U.S. dollar at March 31, 2011.  The estimated fair value of the contracts was not material at March 31, 2011.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2010		March 31,2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$334.8	$334.8	$150.4	$150.4
Promissory note receivable	15.0	15.0	15.0	15.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt -
KII Senior Secured Notes	$532.8	$536.0	$450.5	$456.3
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	87.4	87.4	87.3	87.3
Variable rate bank credit facilities	3.0	3.0	112.9	112.9
CompX variable rate promissory note	42.2	42.2	38.0	38.0
NL variable rate promissory note	18.0	18.0	18.0	18.0

Noncontrolling interest in:
Kronos common stock	$208.7	$482.0	$210.0	$663.0
NL common stock	56.8	92.0	62.1	122.8
CompX common stock	10.9	18.6	11.3	25.5

Valhi stockholders' equity	$541.8	$2,509.2	$580.9	$2,986.5

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders' equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date.  The fair value of our KII Senior Secured 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  At December 31, 2010 and March 31, 2011, the estimated market price of the 6.5% Notes was approximately euro 1004 and euro 1011, respectively, per euro 1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input).  Fair values of the variable interest rate note receivable and variable interest debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  See Notes 4 and 7.

Note 16 – Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period.  A reconciliation of the numerator used in the calculation of earnings per share is presented in the following table:

	Three months ended March 31,
	2010	2011
	(In millions)

Net income attributable to Valhi stockholders	$13.6	$38.0
Equity adjustment	(2.1)	-

Adjusted net income attributable to Valhi stockholders	$11.5	$38.0

The $2.1 million equity adjustment attributable to Valhi stockholders is discussed in Note 17 to our 2010 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company.  We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”).    Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (AMEX: CIX) each file periodic reports with the U.S. Securities and Exchange Commission (“SEC”).

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

•
Component Products – We operate in the component products industry through our majority control of CompX.  CompX is a leading global manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries.  CompX also manufactures steel exhaust systems, gauges and electronic and mechanical throttle controls for the performance boat industry.

•
Waste Management – WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of radioactive, hazardous, toxic and other wastes.  WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009.  In January 2009 WCS received a low-level radioactive waste (“LLRW”) disposal license, which was signed in September 2009.  Construction of the LLRW facility began in January 2011 and the facility is expected to be operational in late 2011.

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC) include, but are not limited to, the following:

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

•	The ultimate resolution of pending litigation (such as NL's lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);
•	Uncertainties associated with the development of new product features;
•	Our ability to comply with covenants contained in our revolving bank credit facilities;
•
Our ability to complete, obtain approval of and comply with the conditions of our licenses and permits (such as approval by the Texas Commission on Environmental Quality (“TCEQ”) of license conditions of WCS’s LLRW disposal license); and

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

Operations Overview

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010 -

Net income attributable to Valhi stockholders was $38.0 million, or $.33 per diluted share, in the first quarter of 2011 compared to $13.6 million, or $.10 per diluted share, in the first quarter of 2010.  As more fully discussed below, our diluted income per share increased from 2010 to 2011 primarily due to the net effects of:

•
increased operating income from each of our Chemicals and Component Products Segments in 2011 compared to 2010 (in 2011 our Component Products Segments operating income increased primarily due to a patent litigation settlement gain recognized in 2011) offset by an increased operating loss at our Waste Management segment in 2011 compared to 2010;

•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;
•	a decrease in our ownership percentage of Kronos from 95% in the first quarter of 2010 to 80% in 2011 due to Kronos’ secondary stock offering completed in November 2010;
•	loss on the prepayment of debt in 2011 as a result of calling €80 million of our Senior Notes;
•	litigation settlement and contract termination expense in 2010 and;
•	lower insurance recoveries in 2011.

Our net income attributable to Valhi stockholders in 2011 includes income of $.02 per diluted share related to a patent litigation settlement we recognized and $.01 per diluted share loss on prepayment of debt.

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

Current Forecast for 2011 –

We currently expect to report higher net income attributable to Valhi stockholders for 2011 as compared to 2010 primarily due to the net effects of:
•
higher expected operating income from our Chemicals Segment as the expected increase in operating income will more than offset the effect of the 15% reduction in our aggregate ownership percentage of Kronos as a result of Kronos’ secondary offering of its common stock completed in November 2010;

•
higher expected operating income from our Component Products Segment due to the patent litigation settlement gain recognized in the first quarter of 2011 as well as from higher sales and lower legal expenses;

•	litigation settlement and contract termination expense recorded in 2010; and
•
higher operating losses at WCS as we expect more expenses associated with the limited operations of our byproduct disposal facility which commenced operations in the fourth quarter of 2009 and the construction of the LLRW facility which is expected to be operational in late 2011.

Segment Operating Results - 2010 Compared to 2011 –

Chemicals -

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect that demand for TiO2 across all markets will grow on average 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are partly influenced by their expectation for future changes in TiO2 selling prices.  Although certain of our TiO2 grades are considered specialty pigments the majority of our grades and substantially all of our production are considered commodity pigment products price and availability being the most significant competitive factors along with quality and customer service.

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

	Three months ended March 31,
	2010	2011	% Change
	(Dollars in millions)

Net sales	$319.7	$420.4	31%
Cost of sales	260.0	274.6	6

Gross margin	$59.7	$145.8	144%

Operating income	$22.6	$103.5	358%

Percent of net sales:
Cost of sales	81%	65%
Gross margin	19	35
Operating income	7	25

Ti02 operating statistics:
Sales volumes*	122	125	2%
Production volumes*	124	133	7

Percent change in net sales:
Ti02 product pricing			32%
Ti02 sales volumes			2
Ti02 product mix			(2)
Changes in currency exchange rates			(1)

Total			31%

* Thousands of metric tons

Current industry conditions– Throughout 2010 and continuing into 2011, global customer demand for our Chemicals Segment’s TiO2 products continued to strengthen, and our Chemicals Segment’s production facilities operated at near full practical capacity rates.  We believe inventories throughout the TiO2 industry remain at historically low levels despite efforts of the major TiO2 producers to operate their facilities at near full capacity.  As a result we increased TiO2 selling prices throughout 2010 and the first quarter of 2011 that resulted in increased profitability and cash flows.  Even with such increased profitability, we believe profit margins are currently at a level which does not reasonably justify greenfield or other major expansions of TiO2 capacity.  Provided global demand for TiO2 products remains strong, we expect the low level of worldwide TiO2 inventories to continue for several years due to the constraints of adding significant new production capacity, especially for premium grades of TiO2 products through the Chloride process.  Given these current dynamics in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we anticipate further implementation of TiO2 selling price increases.  Overall, based on these positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net Sales – Net sales in the first quarter of 2011 increased 31%, or $100.7 million, compared to the first quarter of 2010 primarily due to a 32% increase in average TiO2 selling prices.    TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.  Based on current conditions in the TiO2 industry as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices in the remainder of 2011 to continue to be significantly higher than the comparable periods in 2010.  Our 2% increase in sales volumes in the first quarter of 2011 is due to increased availability of product through higher production volumes.  We expect demand will continue to remain strong for the remainder of the year.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $5 million, or 1%, as compared to the first quarter of 2010.

 Cost of Sales - Our Chemicals Segment’s cost of sales percentage decreased significantly in the first quarter of 2011 compared to the same period last year, primarily due to the net impact of (i) a 32% increase in selling prices, (ii) a 2% increase in sales volumes, (iii) a 7% increase in TiO2 production volumes, higher raw material costs of $12.5 million (primarily feedstock ore and petroleum coke), (iv) an increase in maintenance costs of $3.6 million which is consistent with the increased production volumes and (v) currency fluctuations (primarily the euro).  Our production volumes in the first quarter of 2011 tied our previous record for a first quarter.

Operating Income - Our Chemicals Segment’s operating income increased significantly in the first quarter of 2011, primarily due to the significant increase in our gross margin and increased sales volumes.  Gross margin has increased in both periods primarily because of higher selling prices, higher sales volumes and higher production volumes all of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance).  Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates decreased income from operations by approximately $9 million in the first quarter of 2011 as compared to the same period in 2010.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos.  As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales.  We recognized an additional $.7 million of additional depreciation expense in each of the first quarters of 2010 and 2011 which reduced our reported Chemicals Segment operating income as compared to amounts reported separately by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income:

Impact of changes in currency exchange rates Three months ended March 31, 2011 vs March 31, 2010
	Transaction gains recognized			Translation loss- impact of rate changes	Total currency impact 2010 vs 2011
	2010	2011	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(5)	$(5)
Operating income	3	1	(2)	(7)	(9)

Outlook - During the first quarter of 2011 we operated our Chemicals Segment’s production facilities at near full practical capacity levels, consistent with our operating rates throughout 2010.  We currently expect to continue to operate our facilities at near full practical capacity levels throughout the remainder of 2011.  While we will continue to work on debottlenecking projects in 2011 to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity and as a result our overall production volumes in 2011 will not increase significantly as compared to 2010.

The overall strong global demand for TiO2 we experienced in the first quarter of 2011 is expected to continue through the remainder of the year and inventory levels throughout the TiO2 industry are expected to remain at historically low levels.  As a result, in 2011 we expect our sales of TiO2 to approximately match our production.  Given our expectations for the level of our increased production capacity in 2011 discussed above, we similarly expect our sales volumes in 2011 will not increase significantly as compared to 2010.

We implemented significant increases in TiO2 selling prices throughout 2010 and the first quarter of 2011.  Our average TiO2 selling prices were 32% higher in the first quarter of 2011 as compared to the first quarter of 2010, and our average selling prices at the end of the first quarter of 2011 were 9% higher as compared to the end of 2010.  As a result, and based on our expected continuation of strong demand levels the low level of worldwide TiO2 inventories and increases in our manufacturing costs discussed below, we anticipate our average selling prices will continue to increase significantly during the remainder of 2011.

During 2011, we expect to see significantly higher feedstock ore costs driven by tight ore supplies, and higher than historical increases in petroleum coke, energy and freight which are being driven in part by escalating worldwide fuel prices.  Overall, we currently expect our per metric ton cost of TiO2 we produce will increase approximately 10% to 15% in 2011 as compared to 2010, which is slightly higher than our previous expectations primarily due to increases in our raw material costs.  Given that the current conditions for the TiO2 industry discussed above are not expected to change over the year, we believe we should be able to recoup such higher costs through additional selling price increases.

Overall, we expect operating income will continue to be significantly higher in the remainder of 2011 as compared to the same periods of 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

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

Component Products -

The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended March 31,
	2010	2011	% Change
	(Dollars in millions)

Net sales	$32.8	$34.8	6%
Cost of sales	23.7	26.1	10

Gross margin	$9.1	$8.7	(5)%

Operating income	$1.7	$8.8	405%

Percent of net sales:
Cost of sales	72%	75%
Gross margin	28	25
Operating income	5	25

Net Sales - Our Component Products Segment’s net sales increased 6% in the first quarter of 2011 as compared to 2010.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  In addition the security products reporting unit’s sales represented the largest contributor to the increase in sales due to stronger sales to customers in the transportation market.

Cost of Sales - Our Component Products Segment’s cost of sales percentage and gross profit declined in the first quarter of 2011 compared 2010.  The decrease in gross profit is primarily due to the negative effect of production inefficiencies relating to the consolidation of two of the furniture components reporting unit’s facilities, higher raw material costs that we were not able to fully recover through increases in our sales prices and the negative impact of relative changes in currency exchange rates.

Operating Income – Operating income improved significantly in the first quarter of 2011 compared to 2011 due to the net effects of (i) the patent litigation settlement gain of approximately $7.5 million as discussed in Note 14 to our Condensed Consolidated Financial Statements, (ii) as a result of the settlement, patent litigation legal expenses decreased approximately $1.3 million in the first quarter of 2011 compared to the same period of 2010, (iii)  in the first quarter of 2011, our furniture components reporting unit recorded approximately $1.0 million in relocation costs as a result of consolidating two of our precision slides facilities, and (iv) the decline in gross margin noted above.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our foreign operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, CompX’s non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-U.S. currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.  Our Component Products Segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding period in the prior year.

Overall, fluctuations in currency exchange rates had the following effects on our Component Products Segment’s net sales and operating income:

Impact of changes in currency exchange rates Three months ended March 31, 2011 vs. 2010
	Transaction losses recognized			Translation gain/loss- impact of rate	Total currency impact
	2010	2011	Change	changes	2011 vs. 2010
	(in millions)
Impact on:
Net sales	$-	$-	$-	$.2	$.2
Operating income	(.1)	(.1)	-	(.4)	(.4)

Outlook – Demand for our Component Products Segment’s products increased compared to the prior year as conditions in the overall economy continued to improve during 2011. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of the furniture components facilities, to positively impact our productivity and result in a more efficient infrastructure.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing.  Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 17% of our total cost of goods sold.  Compared to the first quarter of 2010, our cost of these raw materials increased in 2011 between approximately 8% and 20%.  We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time.  In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by commodity raw material cost pressures.

As discussed in Note 14 to the Condensed Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in us incurring significant litigation expense.  With the settlement reached during the first quarter of 2011, we do not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-U.S. operations.  We currently expect the U.S. dollar to continue to weaken during 2011 or remain below the rates that were in effect in 2010, which will likely have a negative impact on our 2011 results in comparison to 2010.  When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts.  However, such strategies can not fully mitigate the negative impact of changes in currency exchange rates.

Waste Management -

	Three months ended
	March 31,
	2010	2011
	(In millions)

Net sales	$4.3	$.5
Cost of sales	7.0	6.1

Gross margin	$(2.7)	$(5.6)

Operating loss	$(6.7)	$(9.0)

General – We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of low-level and mixed LLRW.  We previously filed license applications for such disposal capabilities with the applicable Texas state agencies.  In May 2008, the TCEQ issued us a license for the disposal of byproduct material.  Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings.  We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009.  In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us.  This license was signed in September 2009.  Construction of the LLRW site began in January 2011, and the facility is expected to be operational in late 2011.  While completion of the LLRW disposal facility is pending, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts material, and to treat and store a broad range of low-level and mixed LLRW.

Net Sales and Operating Loss – The Waste Management Segment’s sales decreased in 2011 compared to 2010, primarily due to lower disposal activities in 2011. In 2010 the Waste Management Segment’s operating loss included a previously-reported contract termination expense of $1.1 million related to an agreement to terminate a disposal contract with a former customer. Our Waste Management operating loss was higher in 2011 compared to 2010 in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our new byproduct disposal license as well as our inability to undertake new projects without the completion of our new disposal facilities.   We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, we are in process of constructing the facilities we will need to provide “one-stop shopping” for hazardous, toxic, low-level and mixed LLRW and radioactive byproduct material.  WCS will have the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe will give WCS a significant and valuable competitive advantage in the industry once final construction is completed and the facility is operational, which is expected to occur in late 2011.  We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss.  Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows.  Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment.  While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows.  We have in the past, and we may in the future, consider strategic alternatives with respect to WCS.  We could report a loss in any such strategic transaction.

General Corporate Items, Other Items, Interest Expense, Income Taxes (Benefit) and Noncontrolling Interest - 2011 Compared to 2010

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2011 and 2010 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from the LLC of $6.3 million in each of the first quarters of 2010 and 2011.

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

In addition to the insurance recoveries discussed above, our insurance recoveries in the first quarter of 2010 include an insurance recovery recognized in the first quarter of 2010 in connection with the litigation settlement discussed below.  NL had insurance coverage for a portion of the litigation settlement, and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

Corporate Expenses and Other Items, Net - Our results of operations in the first quarter of 2010 includes the previously-reported litigation settlement expense of $32.2 million.

Corporate expenses were 15% lower at $6.6 million in the first quarter of 2011 compared to $7.7 million in the same period in 2010. Corporate expenses decreased primarily due to lower litigation and related costs at NL.  Included in corporate expense are:

•	litigation and related costs at NL of $1.8 million in 2011 compared to $2.9 million in 2010 and
•	environmental expenses of $.1 million in each of 2010 and 2011.

While our net general corporate expenses were lower in the first quarter of 2011 as compared to the first quarter of 2010, overall we expect our net general corporate expenses for all of calendar 2011 will be higher than 2010 due to higher expected litigation and related expenses.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability.  See Note 14 to our Condensed Consolidated Financial Statements.  If our current expectations regarding the number of cases or sites in which we expect to be involved during 2011, or the nature of such cases or sites, were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”).  In this regard, on March 24, 2011 KII redeemed euro 80 million of its 6.5% Senior Secured Notes, and borrowed under Kronos’ European revolving credit facility at an average rate of 2.85% at March 31, 2011 in order to fund the redemption.  As a result, we recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.  See Note 9 to our Condensed Consolidated Financial Statements.  Following such redemption, KII has euro 320 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding.  The interest expense we recognize on these fixed rate Notes varies with fluctuations in the euro exchange rate.

Interest expense decreased to $17.2 million in the first quarter of 2011 from $17.4 million in the first quarter of 2010 primarily due to the net effects of decreased average borrowings under our revolving credit facilities, and changes in currency exchange rates.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be lower in 2011 as compared to 2010 due to continued lower average balances of outstanding borrowings at Valhi parent in 2011 and lower interest rates on the redeemed Senior Notes.

Provision for Income Taxes (Benefit) – Our income tax provision was $30.7 million in the first quarter of 2011 compared to a benefit of $30.0 million in the first quarter of 2010.  Our tax rate varies as the contribution of income from our business units changes.  In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of CompX’s Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain.  See Notes 12 and 14 to our Condensed Consolidated Financials Statements. Our income tax benefit in 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  Our income tax provision in the first quarter of 2010 also includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.

We have substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010).  At March 31, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos.  The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate.  The aggregate amount of such deferred income taxes associated with our investment in Kronos included in our provision for income taxes was a deferred income tax expense of $8.2 million in the first quarter of 2010. In addition, there is a maximum amount of deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we reached such maximum amount in the fourth quarter of 2010.  As a result, we currently do not expect to be required to recognize any additional deferred income taxes with respect to our direct investment in Kronos in 2011.

See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2011 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in net income was $15.2 million in the first quarter of 2011 compared to $1.5 million in the first quarter of 2010.  The increase is primarily due to the net effects of significantly improved operating income at Kronos and a decline in our ownership percentage in Kronos to 80% from 95% due to a secondary stock offering Kronos completed in November 2010.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities improved from a use of cash from operations of $17.0 million in the first quarter of 2010 to $2.5 million provided by operations in the first quarter of 2011.  This $19.5 million net improvement in the amount of cash provided was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2011 of $85.7 million in 2010;
•	cash paid for taxes of $11.6 million in 2011 compared to cash refunds received of $15.1 million in 2010;
•	call premium paid of $2.5 million related to the redemption of €80 million of our Senior Notes; and
•
changes in receivables, inventories, payables and accrued liabilities in 2011 used $83.7 million of net cash, an increase in the amount of cash used of $45.1 million compared to 2010, primarily due to increased sales and production volumes.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2010 to March 31, 2011 due to the timing of collections on receivable balances;

•	Kronos’ average days sales in inventory (“DSI”) increased from December 31, 2010 to March 31, 2011 as Kronos was building inventory for the spring painting season;

•	CompX’s average DSO remained constant from December 31, 2010 to March 31, 2011; and

•
CompX’s average DSI decreased slightly from December 31, 2010 to March 31, 2011 as the result of the increase in sales in the first quarter of 2011 and the additional inventory built up at the end of December in advance of the facility consolidation that occurred during the first quarter of 2011.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	March 31,	December 31,	March 31,
	2009	2010	2010	2011

Kronos:
Days sales outstanding	56 days	61 days	55 days	60 days
Days sales in inventory	58 days	56 days	52 days	63 days

CompX:
Days sales outstanding	37 days	43 days	41 days	41 days
Days sales in inventory	64 days	67 days	70 days	68 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2010	2011
	(In millions)

Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$15.7	$34.9
Kronos	(15.9)	21.2
NL exclusive of its subsidiaries	(1.7)	18.1
CompX	(2.5)	.1
WCS	(5.6)	(7.1)
Tremont	(.9)	(.1)
Other	.3	.1
Eliminations	(6.4)	(64.7)

Total	$(17.0)	$2.5

Investing Activities –

We spent $24.0 million in capital expenditures during the first quarter of 2011 as follows:

•	$13.3 million in our Chemicals Segment;
•      $10.1 million in our Waste Management Segment; and
•	$.6 million in our Component Products Segment.

Our Waste Management had $1.4 million in capitalized permit costs.

We had the following market transactions during the three months of 2011:

•	purchased net marketable securities of $105.1 million; and
•	purchased TIMET common stock in market transactions for $22.4 million, including late 2010 trades settled in 2011.

Financing Activities -

During the three months ended March 31, 2011, we:

•	had net borrowings of euro 80 million ($113.3 million when borrowed) on Kronos’ European credit facility;
•	redeemed euro 80 million of KII’s euro 400 million 6.5% Senior Secured Notes;
•	repaid the $3.0 million outstanding balance on CompX’s bank credit facility;
•	repaid $4.2 million on CompX promissory note payable to TIMET;
•	paid a quarterly dividend to stockholders of $.10 per share for an aggregate dividend of $11.4 million; and
•	our subsidiary Kronos acquired our stock, which we account for as treasury stock, in market transactions for $3.7 million.

Distributions to noncontrolling interest in subsidiaries in the first quarter of 2011 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us and Kronos dividends paid to shareholders other than NL or us.

Outstanding Debt Obligations

At March 31, 2011, our consolidated indebtedness was comprised of:

•	KII’s €320 million aggregate principal amount of its 6.5% Senior Secured Notes ($450.5 million) due in 2013;
•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	euro 80 million ($112.9 million) under Kronos’ European revolving credit facility which matures in October 2013;
•	CompX’s promissory note payable to TIMET ($38.0 million outstanding) which is due in 2014;
•	NL’s $18.0 million promissory note issued in connection with a litigation settlement due in 2011 and 2012;
•	WCS’ $72.0 million financing capital lease ($71.8 million outstanding) with Andrews County, Texas which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	WCS’ two 6.0% promissory notes ($15.5 million principal amount outstanding) due in 2011 through 2014; and
•	approximately $6.5 million of other indebtedness, primarily capital lease obligations.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at March 31, 2011.  We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2012).  In this regard, see the discussion above in “Outstanding Debt Obligations.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2011, we had credit available under existing facilities of approximately $137.5 million, which was comprised of:

•	$37.5 million under CompX’s bank credit facility, and
•	$100(1) million under Valhi’s Contran credit facility.

(1) Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At March 31, 2011, we had an aggregate of $373.8 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

Kronos	$303.5
Valhi exclusive of its subsidiaries	18.2
NL exclusive of its subsidiaries	37.4
CompX	4.7
Tremont	9.1
WCS	.9

Total cash and cash equivalents, restricted cash and marketable securities	$373.8

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2011 will be approximately $153 million as follows:
•	$68 million by our Chemicals Segment, including approximately $21 million in the area of environmental protection and compliance;
•	$5 million by our Component Products Segment; and
•	$80 million by our Waste Management Segment.

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

Planned capital expenditures in 2011 at Kronos are for major improvements and upgrades to our existing facilities during 2011.  Planned capital expenditures for CompX will primarily be to maintain our facilities.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At March 31, 2011 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our board of directors.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 1.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, Kronos may terminate the program prior to its completion.  Kronos will use cash on hand to acquire the shares.  Repurchased shares will be added to Kronos’ treasury and cancelled. To date Kronos has not made any repurchases under the plan and all 1.0 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2011 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In February 2009, Kronos’ board suspended its regular quarterly dividend of $.25 per share after considering the challenges and opportunities that existed in the TiO2 products industry and resumed its dividend in the fourth quarter of 2010 in response to favorable economic conditions.  If Kronos pays its regular dividend of $.25 per share in each quarter of 2011, based on the 29.0 million shares we held of Kronos common stock at March 31, 2011, we would receive aggregate annual regular dividends from Kronos of $29.0 million.  In addition, in February 2011 the Kronos board of directors declared and paid a special dividend of $1 per share for which we received $29.0 million.  NL’s current quarterly cash dividend is $.125 per share.  If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at March 31, 2011, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2011.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX.  Instead any dividend CompX declares is paid to NL.

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

We generally do not guarantee any indebtedness or other obligations of our subsidiaries or affiliates.  Our subsidiaries are not required to pay us dividends.  If one or more of our subsidiaries were unable to maintain its current level of dividends, either due to restrictions contained in a credit agreement or to satisfy its liabilities or otherwise, our ability to service our liabilities or to pay dividends on our common stock could be adversely impacted.  If this were to occur, we might consider reducing or eliminating our dividends or selling interests in subsidiaries or other assets.  If we were required to liquidate assets to generate funds to satisfy our liabilities, we might be required to sell at what we believe would be less than the long-term value of such assets.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility.  We eliminate these intercompany borrowings in our Consolidated Financial Statements.  In December 2010, using a portion of the net proceeds WCS received from the December 2010 sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our 2010 Annual Report, WCS loaned approximately $30 million to our subsidiary for cash management purposes, which intercompany loan is also eliminated in our Consolidated Financial Statements.  During the first quarter of 2011 our subsidiary repaid $19.3 million of the loan from WCS, and we expect the subsidiary will repay the remaining $10.8 million owed to WCS during the remainder of 2011.  In addition, WCS will likely borrow additional amounts from us during 2011 under the terms of the revolving credit facility, and we may similarly contribute such borrowings to WCS’ capital.  At March 31, 2011, WCS can borrow an additional $110 million under this facility, which matures in March 2012.

In June 2010, NL entered into a promissory note with Valhi that allows NL to borrow up to $40 million.  We also eliminate any such intercompany borrowings in our Consolidated Financial Statements.  During the first quarter of 2011, NL repaid a net $11.3 million from us and had no balance outstanding at March 31, 2011. We expect NL will likely borrow additional amounts from us during 2011.  At March 31, 2011, NL could borrow $40 million under this facility, which matures no earlier than March 2012 and no later than December 2012.  Principal amounts borrowed under this note are at the sole discretion of Valhi.

In November 2010, Valhi entered into a promissory note with Kronos that, as amended, allows Valhi to borrow up to $175 million.  We also eliminate any such intercompany borrowings in our Consolidated Financial Statements.  During the first quarter of 2011, Valhi repaid a net $14.3 million from Kronos for a total outstanding balance of $47.6 million at March 31, 2011. We expect Valhi will likely borrow additional amounts from Kronos during 2011.  At March 31, 2011, Valhi could borrow an additional $127.4 million under this facility, which matures no earlier than March 2012 and no later than December 2012.  Principal amounts borrowed under this note are at the sole discretion of Kronos.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 14 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;
•	certain environmental remediation matters involving NL, Tremont and Valhi;
•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
•	certain other litigation to which we are a party.

In addition to those legal proceedings described in Note 14 to our Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements expected to have a material impact for the first quarter of 2011.

Critical Accounting Policies

There have been no changes in the first quarter of 2011 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices.  Except as disclosed below, there have been no material changes in these market risks since we filed our 2010 Annual Report, and refer you to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in currency exchange rates.

Marketable Equity and Debt Securities prices - As of December 31, 2010 and March 31, 2011, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities.  The aggregate market value of these equity securities was $92.1 million at December 31, 2010 and $223.4 million at March 31, 2011.  The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $9.2 million at December 31, 2010 and $22.3 million at March 31, 2011.  See Note 15 to our Condensed Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the matters discussed below, please refer to Note 14 to our Condensed Consolidated Financial Statements and to our 2010 Annual Report.

NL - Circuit Court cases in Milwaukee County, Wisconsin.  In April 2011, the judge denied both plaintiffs’ and defendants’ motions and cross-motions for summary judgment based on constitutional grounds in Stokes, Owens, and Burton but stayed each of the three cases pending the appeal in Gibson.

Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075).  In April 2011, the judge denied both plaintiffs’ and defendants’ motions and cross-motions for summary judgment based on constitutional grounds, but stayed the case pending the appeal in Gibson.

Allen, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-C-55).  In the first quarter of 2011, the judge entered a stipulation setting the deadline for our response to the amended complaint to May 2011.  Per the amended complaint, the case consists of 164 plaintiffs.

Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045).  In April 2011, we were served with a complaint in Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045).  The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surfaces of the home in which she resided.  The complaint alleges negligence and strict liability and seeks compensatory and punitive damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company, and The Sherwin-Williams Company as well as the plaintiff’s landlord, property manager and their insurance companies.  We intend to deny liability in this case and will defend vigorously against all claims.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  The court adjourned the March 2011 trial date and has not set a new trial date.

EPA Unilateral Administrative Order for Doe Run Company Facility in Park Hills, Missouri.  By the end of 2010, we reached our capped payment obligation under the cost sharing agreement with Doe Run.  Doe Run continues to complete the Phase III construction, which is scheduled for completion at the end of June 2012.  A Removal Action Report and Post-Removal Site Control Plan are due at the end of September 2012.

Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  Trial is set for February 2012.

Kronos - On March 29, 2011, the trial court denied the defendants’ motion to dismiss the complaint in Haley Paint, et al v. E.I. DuPont de Nemours and Company, et al (United States District Court, Northern Division of Maryland, Case No. 1:10-cv-00318-RDB).  The case is proceeding in the trial court.

Item 1A.                      Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2010 Annual report.  There have been no material changes to such risk factors during the first quarter of 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2011, our consolidated subsidiary Kronos purchased shares of our common stock in open market transactions.  Under Delaware corporation law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes.  The following table discloses certain information regarding the shares of our common stock purchased by Kronos during the first quarter of 2011.  Kronos’ purchases of our common stock did not reduce the number of shares Valhi may purchase under our publicly announced repurchase plans discussed above.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly- announced plan at end of period

January 1, 2011 to January 31, 2011	80,786	$20.91	- 0 -	4,006,600
February 1, 2011 to February 28, 2011	24,729	$20.63	- 0 -	4,006,600
March 1, 2011 to March 31, 2011	127,749	$21.41	- 0 -	4,006,600

Total	233,264

Item 6.                      Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date May 5, 2011	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date May 5, 2011	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)