Form 10-Q
period 2011-06-30
VALHI INC /DE/
filed 2011-08-04
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011	Commission file number 1-5467

VALHI, INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐.

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

Number of shares of the Registrant’s common stock outstanding on July 29, 2011: 113,036,483.

VALHI, INC. AND SUBSIDIARIES

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2010	June 30, 2011
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$325.1	$83.9
Restricted cash equivalents	9.4	8.8
Marketable securities	1.7	80.8
Accounts and other receivables, net	262.7	391.7
Inventories, net	294.9	330.2
Other current assets	14.1	19.4
Deferred income taxes	13.9	13.7

Total current assets	921.8	928.5

Other assets:
Marketable securities	340.4	376.1
Investment in affiliates	113.2	110.0
Goodwill	397.4	397.5
Deferred income taxes	192.0	177.6
Other noncurrent assets	103.4	136.0

Total other assets	1,146.4	1,197.2

Property and equipment:
Land	54.9	57.7
Buildings	287.4	300.2
Equipment	1,170.3	1,226.3
Mining properties	69.1	69.4
Construction in progress	20.2	68.5

	1,601.9	1,722.1
Less accumulated depreciation	955.8	1,018.8

Net property and equipment	646.1	703.3

Total assets	$2,714.3	$2,829.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2010	June 30, 2011
		(unaudited)
LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$17.4	$17.6
Accounts payable and accrued liabilities	275.6	279.1
Income taxes	7.9	19.8
Deferred income taxes	5.0	5.3

Total current liabilities	305.9	321.8

Noncurrent liabilities:
Long-term debt	922.9	887.1
Deferred income taxes	417.6	435.2
Accrued pension costs	128.1	129.1
Accrued environmental remediation and related costs	32.6	36.6
Accrued postretirement benefits costs	19.5	19.6
Other liabilities	69.5	72.2

Total noncurrent liabilities	1,590.2	1,579.8

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	76.2	76.7
Accumulated deficit	(183.2)	(118.3)
Accumulated other comprehensive income	21.2	37.2
Treasury stock	(40.9)	(50.4)

Total Valhi stockholders’ equity	541.8	613.7

Noncontrolling interest in subsidiaries	276.4	313.7

Total equity	818.2	927.4

Total liabilities and equity	$2,714.3	$2,829.0

Commitments and contingencies (Notes 12 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(unaudited)

Revenues and other income:
Net sales	$415.7	$573.1	$772.5	$1,028.8
Other income, net	3.9	8.8	31.9	25.6

Total revenues and other income	419.6	581.9	804.4	1,054.4

Costs and expenses:
Cost of sales	326.3	372.4	617.0	679.2
Selling, general and administrative	58.1	79.1	116.4	140.4
Loss on prepayment of debt	—	—	—	3.3
Litigation settlement and contract termination	—	—	33.3	—
Interest	17.0	15.9	34.4	33.1

Total costs and expenses	401.4	467.4	801.1	856.0

Income before income taxes	18.2	114.5	3.3	198.4

Provision for income taxes (benefit)	11.8	41.6	(18.2)	72.3

Net income	6.4	72.9	21.5	126.1

Noncontrolling interest in net income of subsidiaries	1.9	20.5	3.4	35.7

Net income attributable to Valhi Stockholders	$4.5	$52.4	$18.1	$90.4

Amounts attributable to Valhi stockholders:

Basic and diluted earnings per share	$.04	$.46	$.14	$.79

Cash dividends per share	$.10	$.125	$.20	$.225

Basic and diluted weighted average shares outstanding	114.3	114.0	114.3	114.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2010	2011
	(unaudited)

Cash flows from operating activities:
Net income	$21.5	$126.1
Depreciation and amortization	31.6	31.9
Loss on prepayment of debt	—	3.3
Call premium paid	—	(2.5)
Accrued litigation settlement and contract termination	33.3	—
Litigation settlement payments	(19.0)	—
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	1.1	(.9)
Other postretirement benefit expense	.1	(.9)
Deferred income taxes	(24.2)	31.1
Net distributions from Ti02 manufacturing joint venture	1.5	3.0
Other, net	2.7	2.3
Change in assets and liabilities:
Accounts and other receivables, net	(89.3)	(121.7)
Inventories, net	26.2	(19.4)
Accounts payable and accrued liabilities	(21.7)	(2.5)
Accounts with affiliates	19.5	1.7
Income taxes	1.1	12.6
Other, net	4.5	(3.0)

Net cash provided by (used in) operating activities	(11.1)	61.1

Cash flows from investing activities:
Capital expenditures	(18.6)	(54.0)
Capitalized permit costs	(1.2)	(3.6)
Purchases of:
Mutual funds	—	(241.3)
Marketable securities	(7.5)	(5.0)
Titanium Metals Corporation (“TIMET”) common stock	—	(30.4)
Proceeds from:
Disposal of mutual funds	—	162.0
Disposal of marketable securities	2.6	3.4
Disposal of restricted marketable securities	5.2	—
Sale of business	.5	.3
Change in restricted cash equivalents, net	(.7)	1.0
Other, net	(.1)	(8.2)

Net cash used in investing activities	(19.8)	(175.8)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Six months ended June 30,
	2010	2011
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Borrowings	$251.1	$113.3
Principal payments	(207.6)	(187.7)
Valhi cash dividends paid	(22.7)	(25.5)
Distributions to noncontrolling interest in subsidiaries	(2.5)	(20.1)
Treasury stock acquired	—	(9.5)
Purchase of noncontrolling interest in subsidiaries	(7.0)	—
Issuance of subsidiary common stock and other, net	—	.5

Net cash provided by (used in) financing activities	11.3	(129.0)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(19.6)	(243.7)
Currency translation	(2.9)	2.5
Cash and cash equivalents at beginning of period	68.7	325.1

Cash and cash equivalents at end of period	$46.2	$83.9

Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest (including call premium paid)	$32.4	$37.5
Income taxes paid (refunded), net	(12.2)	31.1

Noncash investing activities:
Accrual for capital expenditures	4.7	14.2
Accrual for capitalized permit costs	2.2	1.0

Noncash financing activities:
Promissory notes payable incurred in connection with litigation settlement and contract termination	30.0	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2011

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Non- controlling interest	Total equity	Comprehensive income
	(unaudited)

Balance at December 31, 2010	$667.3	$1.2	$76.2	$(183.2)	$21.2	$(40.9)	$276.4	$818.2

Net income	—	—	—	90.4	—	—	35.7	126.1	$126.1

Other comprehensive income, net	—	—	—	—	16.0	—	21.3	37.3	37.3

Equity transaction with noncontrolling interest, net	—	—	.3	—	—	—	.4	.7	—

Cash dividends	—	—	—	(25.5)	—	—	(20.1)	(45.6)	—

Treasury stock acquired	—	—	—	—	—	(9.5)	—	(9.5)	—

Valhi common stock issued	—	—	.2	—	—	—	—	.2	—

Balance at June 30, 2011	$667.3	$1.2	$76.7	$(118.3)	$37.2	$(50.4)	$313.7	$927.4

Comprehensive income									$163.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation, which directly and through its subsidiaries owns approximately 94% of our outstanding common stock at June 30, 2011. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation - Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). Our controlling interest in Kronos decreased from 95% in the second quarter of 2010 to 80% as a result of Kronos’ secondary stock offering completed in November 2010. Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (AMEX: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on March 9, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. Our results of operations for the interim periods ended June 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 2 - Business segment information:

Business segment	Entity	% controlled at June 30, 2011

Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In millions)

Net sales:
Chemicals	$380.1	$537.6	$699.8	$958.0
Component products	34.4	35.2	67.2	70.0
Waste management	1.2	.3	5.5	.8

Total net sales	$415.7	$573.1	$772.5	$1,028.8

Cost of sales:
Chemicals	$295.3	$341.2	$555.3	$615.8
Component products	25.5	25.4	49.2	51.5
Waste management	5.5	5.8	12.5	11.9

Total cost of sales	$326.3	$372.4	$617.0	$679.2

Gross margin:
Chemicals	$84.8	$196.4	$144.5	$342.2
Component products	8.9	9.8	18.0	18.5
Waste management	(4.3)	(5.5)	(7.0)	(11.1)

Total gross margin	$89.4	$200.7	$155.5	$349.6

Operating income (loss):
Chemicals	$40.4	$145.9	$63.0	$249.4
Component products	3.0	3.1	4.7	11.9
Waste management	(8.0)	(9.2)	(14.7)	(18.2)

Total operating income	35.4	139.8	53.0	243.1

Equity in earnings of investee	(.2)	(.1)	(.1)	(.2)

General corporate items:
Securities earnings	6.6	7.4	13.1	14.8
Insurance recoveries	.1	.1	18.3	.5
Litigation settlement expense	—	—	(32.2)	—
General expenses, net	(6.7)	(16.8)	(14.4)	(23.4)
Loss on prepayment of debt	—	—	—	(3.3)
Interest expense	(17.0)	(15.9)	(34.4)	(33.1)

Income before income taxes	$18.2	$114.5	$3.3	$198.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. We received approximately $7.5 million for a patent litigation settlement in the first quarter of 2011 related to CompX which is included in the determination of its operating income. See Notes 11 and 14. Of the $33.3 million aggregate litigation settlement and contract termination expense we recognized in the first quarter of 2010, $1.1 million relates to WCS and is included in the determination of its operating loss, and the remaining $32.2 million relates to NL. Please refer to Notes 9 and 17 in our 2010 Annual Report.

In July of 2011, CompX completed the acquisition of an ergonomic component products business for initial cash consideration of approximately $5 million, with additional cash consideration of up to approximately $1.5 million payable in the first quarter of 2013 contingent upon the acquired business achieving certain specified financial targets. The acquisition is intended to expand CompX’s ergonomics product line. The business had net sales of $4.2 million in 2010 and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

Note 3 - Marketable securities:

Marketable securities	Market value	Cost basis	Unrealized gains, net
	(In millions)
December 31, 2010:
Current assets -
Other	$1.7	$1.7	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	86.1	59.0	27.1
Other	4.3	4.3	—

Total	$340.4	$313.3	$27.1

June 30, 2011:
Current assets:
Mutual funds	$79.7	$79.4	$.3
Other	1.1	1.1	—

Total	$80.8	$80.5	$.3

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	119.5	86.1	33.4
Other	6.6	6.5	.1

Total	$376.1	$342.6	$33.5

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

See accompanying Notes to Condensed Consolidated Financial Statements.

is measured using significant unobservable inputs, which are Level 3 inputs. Please refer to Note 4 in our 2010 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated. There have been no changes to the carrying value of this investment during the periods presented. See Note 15.

At December 31, 2010, we, Kronos and NL and its subsidiaries held an aggregate of 5.0 million shares of TIMET common stock and the quoted per share market price was $17.18. At June 30, 2011 we held an aggregate of 6.5 million shares of TIMET common stock and the quoted per share market price was $18.32. During the first six months of 2011, Kronos purchased an aggregate of 1.5 million shares of TIMET common stock for an aggregate of $27.0 million. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock.

At June 30, 2011, we held investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds have daily liquidity and are held for the temporary investment of cash available for our current operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent, and accordingly we have classified our investments in these mutual funds as a current asset.

Note 4 - Accounts and other receivables, net:

	December 31, 2010	June 30, 2011
	(In millions)

Accounts receivable	$246.1	$376.3
Real-estate related note receivable	15.0	15.0
Notes receivable	2.9	1.7
Refundable income taxes	1.3	.6
Receivable from affiliates	.1	—
Accrued interest and dividend receivable	.1	—
Allowance for doubtful accounts	(2.8)	(1.9)

Total	$262.7	$391.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 5 - Inventories, net:

	December 31, 2010	June 30, 2011
	(In millions)

Raw materials:
Chemicals	$52.1	$51.1
Component products	6.3	8.0

Total raw materials	58.4	59.1

Work in process:
Chemicals	13.6	12.5
Component products	6.7	7.2

Total in-process products	20.3	19.7

Finished products:
Chemicals	155.3	185.1
Component products	5.4	5.4

Total finished products	160.7	190.5

Supplies (primarily chemicals)	55.5	60.9

Total	$294.9	$330.2

Note 6 - Other noncurrent assets:

	December 31, 2010	June 30, 2011
	(In millions)

Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$96.2	$93.2
Other	17.0	16.8

Total	$113.2	$110.0

Other assets:
Waste disposal site operating permits, net	$58.8	$62.5
IBNR receivables	6.6	6.7
Capital lease deposit	6.2	6.2
Deferred financing costs	4.5	3.2
Assets held for sale	3.0	3.0
Other intangible assets	.8	.6
Pension asset	.3	.4
Other	23.2	53.4

Total	$103.4	$136.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 7 - Accounts payable and accrued liabilities:

	December 31, 2010	June 30, 2011
	(In millions)

Accounts payable	$129.6	$122.3
Payable to affiliates:
Contran – income taxes	4.3	.3
Contran – trade items	17.4	19.3
LPC	7.4	12.5
TIMET	1.0	—
Other	.1	—
Employee benefits	44.8	38.1
Environmental remediation and related costs	9.7	12.6
Accrued sales discounts and rebates	11.3	11.6
Interest	7.4	6.6
Deferred income	3.3	.5
Other	39.3	55.3

Total	$275.6	$279.1

Note 8 - Other noncurrent liabilities:

	December 31, 2010	June 30, 2011
	(In millions)

Reserve for uncertain tax positions	$41.3	$43.3
Insurance claims and expenses	10.3	10.3
Employee benefits	9.8	10.3
Deferred income	1.1	1.1
Other	7.0	7.2

Total	$69.5	$72.2

Note 9 - Long-term debt:

	December 31, 2010	June 30, 2011
	(In millions)

Valhi:
Snake River Sugar Company	$250.0	$250.0

Subsidiary debt:
Kronos International:
6.5% Senior Secured Notes	532.8	455.8
Revolving European credit facility	—	49.9
CompX promissory note payable to TIMET	42.2	37.7
CompX revolving credit facility	3.0	—
NL promissory note	18.0	18.0
WCS financing capital lease	72.0	71.7
WCS 6% promissory notes	15.4	15.6
Other	6.9	6.0

Total subsidiary debt	690.3	654.7

Total debt	940.3	904.7

Less current maturities	17.4	17.6

Total long-term debt	$922.9	$887.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Kronos - In March 2011, Kronos redeemed euro 80 million of its euro 400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. Following such partial redemption, euro 320 million principal amount of the Senior Notes remain outstanding. Kronos borrowed under its European revolving credit facility, as discussed below, in order to fund the redemption. We recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

During the first six months of 2011, Kronos borrowed euro 80 million ($113.3 million when borrowed) under its European credit facility and subsequently repaid euro 45 million ($65.1 million when repaid). The average interest rate on these borrowings at June 30, 2011 was 2.82%.

CompX - During the first quarter of 2011, CompX repaid its revolving bank credit facility that matures in January 2012. In July 2011, CompX borrowed approximately $5 million under its revolving credit facility in connection with the acquisition discussed in Note 2.

The CompX promissory note payable to TIMET was amended in September 2009 resulting in the deferral of interest payments and postponement of quarterly principal payments on the promissory note until March 2011. As such, in March 2011 CompX paid its required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million. In addition, CompX prepaid $4.0 million principal amount on the promissory note. In the second quarter of 2011, CompX continued its regularly scheduled principal payment of $250,000 and related accrued interest for the quarter. The interest rate on the promissory note at June 30, 2011 was 1.3%.

Restrictions and Other - Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2011. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 10 - Employee benefit plans:

Defined benefit plans - The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In millions)

Service cost	$2.5	$2.8	$5.2	$5.5
Interest cost	6.4	7.0	12.9	13.6
Expected return on plan assets	(5.2)	(5.8)	(10.5)	(11.4)
Amortization of unrecognized:
Prior service cost	.3	.4	.6	.8
Net transition obligations	.2	.1	.3	.2
Recognized actuarial losses	1.6	1.9	3.3	3.7

Total	$5.8	$6.4	$11.8	$12.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Other postretirement benefits - The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In millions)

Service cost	$.1	$—	$.2	$.1
Interest cost	.3	.3	.7	.5
Amortization of prior service credit	—	(.5)	(.2)	(1.1)
Recognized actuarial losses	(.1)	(.1)	(.1)	—

Total	$.3	$(.3)	$.6	$(.5)

Contributions - We expect to contribute the equivalent of $28.3 million and $1.9 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2011.

Note 11 - Other income, net:

	Six months ended June 30,
	2010	2011
	(In millions)

Securities earnings:
Dividends and interest	$13.0	$14.7
Securities transactions, net	.1	.1

Total	13.1	14.8

Equity in earnings of investee	(.1)	(.2)
Currency transactions, net	(.4)	2.4
Insurance recoveries	18.3	.5
Patent litigation settlement gain	—	7.5
Other, net	1.0	.6

Total	$31.9	$25.6

Insurance recoveries reflect, in part, amounts we received from certain of our former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us. In addition, a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 related to the NL litigation settlement discussed in Note 14. The gain on the CompX patent litigation settlement was recognized in the first quarter of 2011 and is discussed in Note 14.

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 12 - Income taxes:

	Six months ended June 30,
	2010	2011
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$1.2	$69.5
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	15.5	7.4
Non-U.S. tax rates	(1.3)	(8.3)
German tax attribute adjustment	(35.2)	—
Adjustment to the reserve for uncertain tax positions, net	.8	1.7
Nondeductible expenses	1.0	1.6
Nontaxable income	(.2)	(.3)
U.S. state income taxes, net	.4	1.0
Other, net	(.4)	(.3)

Income tax expense (benefit)	$(18.2)	$72.3

Tax authorities are continuing to examine certain of our U.S. and foreign tax returns and have or may propose tax deficiencies, including penalties and interest. We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. In September 2010, our Chemicals Segment received a revised notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004. We objected to the proposed assessment and we are currently in discussions with the Canadian tax authorities regarding such proposed assessment. If the full amount of the proposed adjustment were ultimately to be assessed against us the net impact to our consolidated financial statements would be approximately $6.0 million. We believe we have adequate accruals for additional taxes and related interest expense that could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will decrease by $20.8 million within the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes of limitation.

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

We are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to March 31, 2010, we had not recognized a deferred income tax

See accompanying Notes to Condensed Consolidated Financial Statements.

liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested. We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed. At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of CompX’s Taiwanese subsidiary could no longer be considered to be permanently reinvested in Taiwan. Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.

Note 13 - Noncontrolling interest in subsidiaries:

	December 31, 2010	June 30, 2011
	(In millions)

Noncontrolling interest in subsidiaries:
Kronos	$208.7	$225.8
NL	56.8	76.6
CompX	10.9	11.3

Total	$276.4	$313.7

	Six months ended June 30,
	2010	2011
	(In millions)

Noncontrolling interest in net income of subsidiaries:
Kronos	$3.0	$29.2
NL	.3	5.8
CompX	.1	.7

Total	$3.4	$35.7

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Six months ended June 30,
	2010	2011
	(In millions)

Net income attributable to Valhi stockholders	$18.1	$90.4

Transfers from noncontrolling interest:
Equity adjustment	.4	—
Issuance of subsidiaries common stock	(.1)	.4

Transfers from noncontrolling interest	.3	.4

Net income attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$18.4	$90.8

See accompanying Notes to Condensed Consolidated Financial Statements.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified. In some cases, the damages are unspecified pursuant to the requirements of applicable state law. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases (in which we are not a defendant) are pending that seek recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these other cases, the outcome of these cases may have an impact on cases that might be filed against NL in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

NL has never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

•	no final, non-appealable adverse verdicts have ever been entered against NL, and

•	NL has never ultimately been found liable with respect to any such litigation matters.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

Environmental matters and related litigation

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate for numerous reasons including the:

•	complexity and differing interpretations of governmental regulations,

•	number of PRPs and their ability or willingness to fund such allocation of costs,

•	financial capabilities of the PRPs and the allocation of costs among them,

•	solvency of other PRPs,

•	multiplicity of possible solutions,

See accompanying Notes to Condensed Consolidated Financial Statements.

•	number of years of investigatory, remedial and monitoring activity required,

•

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims, and

•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At June 30, 2011, we have not recognized any receivables for recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental and related costs. The timing of payments depends upon a number of factors, including but not limited to the timing of the actual remediation process; which in turn depends on factors outside of our control. At each balance sheet date, we estimate the amount of our accrued environmental and related costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability. We classify the remaining accrued environmental costs as a noncurrent liability.

Changes in the accrued environmental remediation and related costs during the first six months of 2011 are presented in the table below. Of the $9.9 million net additions charged to expense in the first six months of 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable. Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million due to 2012 and $1.0 million due in each of 2013 through 2016) and were discounted to present value using a 3% discount rate. The aggregate $.4 million discount will be charged to expense using the interest method from the third quarter of 2011 through 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

Amount
(In millions)

Balance at the beginning of the period	$42.3
Additions charged to expense, net	9.8
Changes in currency exchange rates	.1
Payments, net	(3.0)

Balance at the end of the period	$49.2

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$12.6
Noncurrent liability	36.6

Total	$49.2

NL - On a quarterly basis, NL evaluates the potential range of our liability for environmental remediation and other related costs at sites where it has been named as a PRP or defendant, including sites for which its wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed its obligations. At June 30, 2011, NL had accrued approximately $47 million related to approximately 50 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $80 million, including the amount currently accrued. Other than as indicated above, t these accruals have not been discounted to present value.

NL believes that it is not possible to estimate the range of costs for certain sites. At June 30, 2011, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if NL is ultimately found liable.

Other - We have also accrued approximately $2 million at June 30, 2011 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognized insurance recoveries in income only when the receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2010 Annual Report.

Other litigation

NL - NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 1,125 of these types of cases pending, involving a total of approximately 2,350 plaintiffs. In addition, the claims of approximately 7,700 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

CompX - Prior to March 9, 2011, CompX was involved in certain patent litigation. In March 2011, CompX entered into a confidential settlement agreement with respect to the litigation. Under the terms of the agreement, CompX’s Canadian subsidiary received approximately $7.5 million in cash (which was recognized as a patent litigation settlement gain in the first quarter of 2011), and CompX agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

Other - For a discussion of other legal proceedings to which we are a party, please refer to our 2010 Annual Report.

See accompanying Notes to Condensed Consolidated Financial Statements.

In addition to the litigation described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for our environmental matters.

We currently believe that the disposition of all of these various other claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Note 15 - Financial instruments:

The following table summarizes the valuation of our marketable securities and financial instruments recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2010:
Marketable securities:
Current	$1.7	$—	$1.7	$—
Noncurrent	340.4	87.2	3.2	250.0

Currency forward contracts	6.3	6.3	—	—

June 30, 2011:
Marketable securities:
Current	$80.8	$79.7	$1.1	$—
Noncurrent	376.1	119.7	6.4	250.0

Currency forward contracts	3.9	3.9	—	—

See Note 3 for information on how we determine fair value of our noncurrent marketable securities.

We periodically use currency forward contracts to manage a nominal portion of currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder’s functional currency. These contracts generally relate to our Chemicals and Component Products operations. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

See accompanying Notes to Condensed Consolidated Financial Statements.

At June 30, 2011 our Chemicals Segment had currency forward exchange contracts to exchange:

•

an aggregate of $33 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.05 to Cdn. $1.06 per U.S. dollar. These contracts with Wachovia Bank, National Association, mature from July 2011 through December 2011 at a rate of $5.5 million per month, subject to early redemption provisions at our option.

•	an aggregate $2.5 million for an equivalent value of Norwegian kroner at an exchange rate of kroner 6.60 per U.S. dollar. This contract with DnB Nor Bank ASA matured in July 2011.

•

an aggregate euro 5 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.27 to kroner 8.28 per euro. These contracts with DnB Nor Bank ASA mature from July 2011 through August 2011 at a rate of euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of these currency forward contracts of our Chemicals Segment at June 30, 2011 was a $3.9 million net asset, which is included in our Condensed Consolidated Balance Sheet as part of Accounts and other receivables. There is also a corresponding $3.9 million currency transaction gain in our Condensed Consolidated Statements of Income. We are not currently using hedge accounting for the Chemicals Segment’s outstanding currency forward contracts at June 30, 2011, and we did not use hedge accounting for any of such contracts we previously held in 2010.

At June 30, 2011, our Component Products Segment held a series of contracts to exchange an aggregate of U.S. $3.3 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through September 2011. The exchange rate was $0.98 per U.S. dollar at June 30, 2011. The estimated fair value of the contracts was not material at June 30, 2011. Our Component Products Segment had no currency forward contracts outstanding at December 31, 2010.

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2010		June 30, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$334.8	$334.8	$92.8	$92.8
Promissory note receivable	15.0	15.0	15.0	15.0

Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt - KII Senior Secured Notes	$532.8	$536.0	$455.8	$462.0
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	87.4	87.4	87.3	87.3
Variable rate bank credit facilities	3.0	3.0	49.9	49.9
CompX variable rate promissory note	42.2	42.2	37.7	37.7
NL variable rate promissory note	18.0	18.0	18.0	18.0

Noncontrolling interest in:
Kronos common stock	$208.7	$482.0	$225.8	$713.7
NL common stock	56.8	92.0	76.6	151.9
CompX common stock	10.9	18.6	11.3	21.5

Valhi stockholders’ equity	$541.8	$2,509.2	$613.7	$5,614.5

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. The fair value of our KII Senior Secured 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active. At December 31, 2010 and June 30, 2011, the estimated market price of the 6.5% Notes was approximately euro 1004 and euro 1012, respectively, per euro 1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair values of the variable interest rate note receivable and variable interest debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 7.

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 16 - Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period. A reconciliation of the numerator used in the calculation of earnings per share is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In millions)

Net income attributable to Valhi stockholders	$4.5	$52.4	$18.1	$90.4
Equity adjustment	—	—	(2.1)	—

Adjusted net income attributable to Valhi stockholders	$4.5	$52.4	$16.0	$90.4

The $2.1 million equity adjustment attributable to Valhi stockholders is discussed in Note 17 to our 2010 Annual Report.

Note 17 - Recent accounting pronouncements:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financials Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material affect on our Condensed Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Shareholders’ Equity and will instead require comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

See accompanying Notes to Condensed Consolidated Financial Statements.

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

We have three consolidated operating segments:

•

Chemicals - Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), a base industrial product used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.

•

Component Products - We operate in the component products industry through our majority control of CompX. CompX is a leading global manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries. CompX also manufactures steel exhaust systems, gauges and electronic and mechanical throttle controls for the performance boat industry.

•

Waste Management - WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. In January 2009 WCS received a low-level radioactive waste (“LLRW”) disposal license, which was signed in September 2009. Construction of the LLRW facility began in January 2011, and the facility is expected to be operational in late 2011.

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC) include, but are not limited to, the following:

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

•

Our ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria (such as Kronos’ ability to utilize its German net operating loss carryforwards);

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

•	The ultimate resolution of pending litigation (such as NL’s lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);

•	Uncertainties associated with the development of new product features;

•	Our ability to comply with covenants contained in our revolving bank credit facilities;

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

Operations Overview

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010 -

Net income attributable to Valhi stockholders was $52.4 million, or $.46 per diluted share, in the second quarter of 2011 compared to $4.5 million, or $.04 per diluted share, in the second quarter of 2010. As more fully discussed below, our diluted income per share increased from 2010 to 2011 primarily due to the net effects of:

•	increased operating income from our Chemicals Segment in 2011 compared to 2010 partially offset by an increased operating loss at our Waste Management segment in 2011 compared to 2010; and

•	a decrease in our ownership percentage of Kronos from 95% in the second quarter of 2010 to 80% in 2011 due to Kronos’ secondary stock offering completed in November 2010; and

•	higher general expenses in the second quarter of 2011, primarily due to increased environmental remediation and related costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 -

Net income attributable to Valhi stockholders was $90.4 million, or $.79 per diluted share, in the first six months of 2011 compared to $18.1 million, or $.14 per diluted share, in the first six months of 2010. As more fully discussed below, our diluted income per share increased from 2010 to 2011 primarily due to the net effects of:

•

increased operating income from each of our Chemicals and Component Products Segments in 2011 compared to 2010 (in 2011 our Component Products Segments operating income increased primarily due to the patent litigation settlement gain recognized in 2011) partially offset by an increased operating loss at our Waste Management segment in 2011 compared to 2010;

•	a decrease in our ownership percentage of Kronos from 95% in the first half of 2010 to 80% in 2011 due to Kronos’ secondary stock offering completed in November 2010;

•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;

•	loss on the prepayment of debt in 2011 as a result of calling €80 million of our Senior Notes;

•	litigation settlement and contract termination expense in 2010;

•	lower insurance recoveries in 2011; and

•	higher general expenses in 2011, primarily due to increased environmental remediation and related costs.

Our net income attributable to Valhi stockholders in 2011 includes income of $.02 per diluted share related to the patent litigation settlement we recognized and $.01 per diluted share loss on prepayment of debt.

Our net income attributable to Valhi shareholders in 2010 includes:

•

a non-cash deferred income tax benefit of $.21 per diluted share (net of noncontrolling interest) recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;

•	insurance recoveries of $.09 per diluted share (net of tax and noncontrolling interest); and

•	a charge of $.16 per diluted share (net of tax and noncontrolling interest) related to a litigation settlement and contract termination.

Current Forecast for 2011 -

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

Segment Operating Results - 2010 Compared to 2011 -

Chemicals -

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect that demand for TiO2 across all markets will grow on average 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices. Although certain of our TiO2 grades are considered specialty pigments the majority of our grades and substantially all of our production are considered commodity pigment products, with price and availability being the most significant competitive factors along with quality and customer service.

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

	Three months ended June 30,			Six months ended June 30,
	2010	2011	% Change	2010	2011	% Change
	(Dollars in millions)

Net sales	$380.1	$537.6	41%	$699.8	$958.0	37%
Cost of sales	295.3	341.2	15	555.3	615.8	11

Gross margin	$84.8	$196.4	132%	$144.5	$342.2	137%

Operating income	$40.4	$145.9	261%	$63.0	$249.4	296%

Percent of net sales:
Cost of sales	78%	63%		79%	64%
Gross margin	22	37		21	36
Operating income	11	27		9	26

TiO2 operating statistics:
Sales volumes*	148	146	(1)%	270	271	—
Production volumes*	134	142	6	258	275	7%

Percent change in net sales:
TiO2 product pricing			39%			36%
TiO2 sales volumes			(1)			—
TiO2 product mix			(6)			(3)
Changes in currency exchange rates			9			4

Total			41%			37%

*	Thousands of metric tons

Current Industry Conditions - Throughout 2010 and continuing into 2011, global customer demand for our Chemicals Segment’s TiO2 products continued to strengthen, and our production facilities operated at near full practical capacity rates. We believe inventories throughout the TiO2 industry remain at very low levels despite efforts of major TiO2 producers to operate their facilities at near full capacity. As a result, we increased TiO2 selling prices throughout 2010 and the first six months of 2011 that resulted in increased profitability and cash flows. Even with our increased profitability, we believe profit margins are not currently at a level which reasonably justifies greenfield or other major expansions of TiO2 capacity. Provided global demand for TiO2 products remains strong, we expect the overall level of worldwide TiO2 inventories to remain low for several years due to the constraints of adding significant new production capacity, especially for premium grades of TiO2 products through the chloride process. Given these current dynamics in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we anticipate further implementation of TiO2 selling price increases. Overall, based on positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net Sales - Net sales in the second quarter of 2011 increased 41%, or $157.5 million, compared to the second quarter of 2010 primarily due to a 39% increase in average TiO2 selling prices. Net sales in the first half of 2011 increased 37%, or $258.2 million, compared to the first half of 2010 primarily due to a 36% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices for the remainder of 2011 to continue to be significantly higher than the comparable periods in 2010.

While the amount of inventory available for shipment in the second quarter and first half of 2011 increased due to higher production volumes and global demand for our TiO2 products continues to be strong, our sales volumes were 1% lower than the second quarter of 2010 and flat compared to the first six months of 2010 primarily due to the scheduling of available products for shipment. We expect overall demand will continue to remain high for the remainder of the year.

In addition to the factors discussed above, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $33 million, or 9%, as compared to the second quarter of 2010 and approximately $28 million, or 4%, as compared to the first six months of 2010. Relative changes in mix of our various grades of our products sold decreased our net sales by approximately $23 million, or 6% compared to the second quarter of 2010 and approximately $21 million, or 3%, compared to the first six months of 2010.

Cost of Sales - Our Chemicals Segment’s cost of sales percentage decreased significantly in the second quarter of 2011 compared to the same period last year, primarily due to the net impact of (i) a 39% increase in selling prices, (ii) a 6% increase in TiO2 production volumes, (iii) higher raw material costs of $18.1 million (primarily feedstock ore and petroleum coke), (iv) an increase in maintenance costs of $4.0 million which is consistent with the increased production volumes and (v) currency fluctuations (primarily the euro). Our Chemicals Segment’s cost of sales percentage decreased significantly in the first six months of 2011 compared to the same period last year, primarily due to the net impact of (i) a 36% increase in selling prices, (ii) a 7% increase in TiO2 production volumes, (iii) higher raw material costs of $30.5 million (primarily feedstock ore and petroleum coke), (iv) an increase in maintenance costs of $7.7 million which is consistent with the increased production volumes and (v) currency fluctuations (primarily the euro). Our production volumes in the second quarter and first six months of 2011 were new records for our Chemicals Segment.

Operating Income - Our Chemicals Segment’s operating income increased significantly in the second quarter and first six months of 2011, primarily due to the significant increase in gross margin and in the first six months of 2011 increased sales volumes. Gross margin has increased in both periods primarily because of the effect of higher selling prices and the benefit of higher production volumes, both of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Additionally, currency exchange rates have had more volatility, positively affecting our gross margin and operating income in the second quarter of 2011 but negatively affecting both for the first six months of 2011. We estimate that changes in currency exchange rates increased operating income by approximately $6 million in the second quarter of 2011 as compared to the same period in 2010 and decreased operating income by approximately $3 million in the first six months of 2011 as compared to the same period in 2010.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. In the first six months of 2010 and 2011 we recognized additional depreciation expense of $1.3 million and $1.4 million, respectively, which reduced our reported Chemicals Segment operating income as compared to amounts reported separately by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income:

Impact of changes in currency exchange rates Three months ended June 30, 2011 vs June 30, 2010
	Transaction gains recognized			Translation loss- impact of rate changes	Total currency impact 2010 vs 2011
	2010	2011	Change
	(In millions)

Impact on:
Net sales	$—	$—	$—	$33	$33
Operating income	(3)	1	4	2	6

Impact of changes in currency exchange rates Six months ended June 30, 2011 vs June 30, 2010
	Transaction gains recognized			Translation loss- impact of rate changes	Total currency impact 2010 vs 2011
	2010	2011	Change
	(In millions)

Impact on:
Net sales	$—	$—	$—	$28	$28
Operating income	(1)	2	3	(6)	(3)

Outlook - During the first six months of 2011 we operated our Chemicals Segment’s production facilities at near full practical capacity levels, consistent with our operating rates throughout 2010. We currently expect to continue to operate our facilities at near full practical capacity levels throughout the remainder of 2011. While we will continue to work on debottlenecking projects in 2011 to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity and as a result our overall production volumes in 2011 will not be increased significantly as compared to 2010.

The overall strong demand for TiO2 we experienced in the first six months of 2011 is expected to continue through the remainder of the year and inventory levels throughout the TiO2 industry are expected to remain at very low levels. As a result, in 2011 we expect our sales volumes of TiO2 to be marginally lower than our production volume. Given our expectations for the level of our increased production capacity in 2011 discussed above, we similarly expect our sales volumes in 2011 will not increase significantly as compared to 2010.

We implemented significant increases in TiO2 selling prices throughout 2010 and the first six months of 2011. Our average TiO2 selling prices were 39% higher in the second quarter of 2011 as compared to the second quarter of 2010, and our average selling prices at the end of the second quarter of 2011 were 10% higher as compared to the end of the first quarter of 2011 and 20% higher as compared to the end of 2010. As a result, and based on the expected continuation of strong demand levels and increases in our manufacturing costs discussed below, we anticipate our average selling prices will continue to increase significantly during the remainder of 2011.

During 2011, we expect to see significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke, energy and freight costs which are being driven in part by escalating worldwide fuel prices. Overall, we currently expect our per metric ton cost of TiO2 we produce will increase approximately 10% to 15% in 2011 as compared to 2010. Given that the current conditions for the TiO2 industry discussed above are not expected to change over the year, we believe we should be able to recoup such higher costs through additional selling price increases.

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

Component Products -

The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended June 30,			Six months ended June 30,
	2010	2011	% Change	2010	2011	% Change
	(Dollars in millions)

Net sales	$34.4	$35.2	2%	$67.2	$70.0	4%
Cost of sales	25.5	25.4	—	49.2	51.5	5

Gross margin	$8.9	$9.8	11%	$18.0	$18.5	3%

Operating income	$3.0	$3.1	6%	$4.7	$11.9	154%

Percent of net sales:
Cost of sales	74%	72%		73%	74%
Gross margin	26	28		27	26
Operating income	95	9		7	17

Net Sales - Our Component Products Segment’s net sales increased 2% and 4% in the second quarter and first six months of 2011 as compared to the same periods in 2010. Net sales increased due to an increase in order rates from many of our customers resulting from improving economic conditions in North America. In addition the security products reporting unit’s sales represented the largest contributor to the increase in sales due to stronger sales to customers in the transportation market.

Cost of Sales - Our Component Products Segment’s cost of sales and gross margin ratios declined in the first six months of 2011 compared 2010 but the cost of sales percentage declined and the gross margin percentage improved in the second quarter of 2011 compared to 2010. Both the second quarter and six-month period comparisons were positively impacted by increased leverage of fixed costs from higher sales partially offset by the negative impact of higher raw material costs and relative changes in currency exchange rates. Additionally, the second quarter and six-month period comparisons were negatively impacted by the effect of production inefficiencies relating to the consolidation of furniture components facilities. Because the furniture components facility consolidation was substantially completed early in the second quarter of 2011, the unfavorable effect of manufacturing inefficiencies associated with such consolidation on our year-to-date gross margin percentage was substantially related to the first quarter of this year.

Operating Income - Operating income improved significantly in the first six months of 2011 compared to 2010 and was consistent in the second quarter of 2011 compared to the same period in 2010 due to the net effects of (i) the patent litigation settlement gain in the first quarter of 2011 of approximately $7.5 million as discussed in Note 14 to our Condensed

Consolidated Financial Statements, (ii) lower patent litigation legal expenses resulting from the settlement of approximately $.4 million and $1.7 million in the second quarter and first six months of 2011 compared to the same periods in 2010, respectively, (iii) relocation costs associated with the consolidation of two precision slide facilities of approximately $.8 million and $1.8 million in the second quarter and first six months of 2011, respectively, and (iv) the decline in gross margin percentage in the first six months of 2011 noted above.

Currency Exchange Rates - Our Component Products Segment has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our foreign operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, CompX’s non-local operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-U.S. currency sales or operating costs are initially accrued and when such amounts are settled. Our Component Products Segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding period in the prior year.

Overall, fluctuations in currency exchange rates had the following effects on our Component Products Segment’s net sales and operating income:

Impact of changes in currency exchange rates Three months ended June 30, 2011 vs. 2010
	Transaction gains recognized			Translation gain/ (loss) impact of rate changes	Total currency impact 2011 vs. 2010
	2010	2011	Change
	(In millions)

Impact on:
Net sales	$—	$—	$—	$.2	$.2
Operating income	.1	.1	—	(.5)	(.5)

Impact of changes in currency exchange rates Six months ended June 30, 2011 vs. 2010
	Transaction gains recognized			Translation gain/ (loss) impact of rate changes	Total currency impact 2011 vs. 2010
	2010	2011	Change
	(In millions)

Impact on:
Net sales	$—	$—	$—	$.3	$.3
Operating income	.1	.1	—	(.9)	(.9)

Outlook - Demand for our Component Products Segment’s products increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. However, during the later part of the second quarter customer orders were flat which appeared to be consistent with the overall economic activity in North America during May and June. It is uncertain whether sales growth will return over the next several months or continue to be flat. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of our furniture components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 17% of our total cost of goods sold. Compared to the first quarter of 2010, our cost of these raw materials increased in 2011 between approximately 14% and 22%. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by commodity raw material cost pressures as is currently the case.

As discussed in Note 14 to the Condensed Consolidated Financial Statements, our Component Products Segment has been involved in certain patent infringement litigation, which has in the past resulted in our incurring significant litigation expense. With the settlement reached during the first quarter of 2011, we do not expect to incur significant litigation expense relating to these patent infringement claims going forward.

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

Waste Management -

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In millions)

Net sales	$1.2	$.3	$5.5	$.8
Cost of sales	5.5	5.8	12.5	11.9

Gross margin	$(4.3)	$(5.5)	$(7.0)	$(11.1)

Operating loss	$(8.0)	$(9.2)	$(14.7)	$(18.2)

General - We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of LLRW and mixed LLRW. We previously filed license applications for such disposal capabilities with the applicable Texas state agencies. In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, TCEQ issued a near-surface LLRW and mixed LLRW disposal license to us. This license was signed in September 2009. Construction of the LLRW site began in January 2011, and the facility is expected to be operational in late 2011. While completion of the LLRW disposal facility is pending, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts material, and to treat and store a broad range of LLRW and mixed LLRW.

Net Sales and Operating Loss - The Waste Management Segment’s sales decreased in both periods of 2011 compared to 2010, primarily due to lower disposal activities in 2011. In 2010 the Waste Management Segment’s operating loss included a previously-reported contract termination expense of $1.1 million related to an agreement to terminate a disposal contract with a former customer. Our Waste Management operating loss was higher in both periods of 2011 compared to 2010 in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our new byproduct disposal license as well as our inability to undertake new projects without the completion of our new disposal facilities. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook - Having obtained the final regulatory license we need to commence full scale operations, we are in process of constructing the facilities we will need to provide “one-stop shopping” for hazardous, toxic, LLRW and mixed LLRW and radioactive byproduct material. WCS will have the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe will give WCS a significant and valuable competitive advantage in the industry once final construction is completed and the facility is operational, which is expected to occur in late 2011. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

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

General Corporate Items, Other Items, Interest Expense, Income Taxes (Benefit) and Noncontrolling Interest - 2011 Compared to 2010

Interest and Dividend Income - A significant portion of our interest and dividend income in both 2011 and 2010 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the second quarters of 2010 and 2011 and $12.7 million in each of the first six months of 2010 and 2011.

Insurance Recoveries - Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. We have agreements with certain former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.

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

Corporate expenses were 154% higher at $16.8 million in the second quarter of 2011 compared to $6.7 million in the same period in 2010, and were 63% higher at $23.4 million in the first six months of 2011 compared to $14.4 million in the same period of 2010. Corporate expenses increased primarily due to higher environmental remediation and related expense in 2011. Included in corporate expense are:

•

litigation and related costs at NL of $1.2 million and $3.0 million in the second quarter and first six months of 2011, respectively, compared to $2.0 million and $4.9 million (exclusive of the $32.2 million above) in the same periods of 2010 and

•

environmental remediation and related expense at NL of $9.7 million and $9.9 million in the second quarter and first six months of 2011, respectively, compared to credits of $1.0 million and $.9 million in the same periods of 2010.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 14 to the Condensed Consolidated Financial Statements.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate, and it is possible that actual costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2011, our corporate expenses would be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related matters as further information becomes available to us or as circumstances change. Further information or changed circumstances could result in an increase or reduction in our accrued costs. See Note 14 to the Condensed Consolidated Financial Statements.

Overall we expect that our net general corporate expenses for all of calendar 2011 will be higher than 2010 due to higher expected litigation and environmental remediation and related expenses. If our current expectations regarding the number of cases or sites in which we expect to be involved in during 2011, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense - We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”). In this regard, in March 2011 KII redeemed euro 80 million of its 6.5% Senior Secured Notes, and borrowed under Kronos’ European revolving credit facility in order to fund the redemption. As a result, we recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. See Note 9 to our Condensed Consolidated Financial Statements. Following such redemption, KII has euro 320 million aggregate principal amount of 6.5% Senior Secured Notes due in 2013 outstanding. The interest expense we recognize on these fixed rate Notes varies with fluctuations in the euro exchange rate.

Interest expense decreased to $15.9 million in the second quarter of 2011 from $17.0 million in the second quarter of 2010 and decreased to $33.1 million in the first six months of 2011 from $34.4 million in the first six months of 2010 primarily due to the net effects of decreased average borrowings under our revolving credit facilities, the prepayment of a portion of the 6.5% Senior Secured Notes in the first quarter of 2011 and changes in currency exchange rates. Excluding the effect of currency exchange rates, we expect interest expense will continue to be lower in 2011 as compared to 2010 due to continued lower average balances of outstanding borrowings at Valhi parent in 2011 and lower interest rates on the redeemed Senior Notes.

Provision for Income Taxes (Benefit) - Our income tax provision was $41.6 million in the second quarter of 2011 compared to $11.8 million in the second quarter of 2010 and $72.3 million in the first six months of 2011 compared to a benefit of $18.2 million in the first six months of 2010. Our tax rate varies as the contribution of income from our business units changes. In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of CompX’s Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain. See Notes 12 and 14 to our Condensed Consolidated Financials Statements. Our income tax benefit in the first six months of 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards. Our income tax provision in the first quarter of 2010 also includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.

We have substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010). At June 30, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos. The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate. The aggregate amount of such deferred income taxes associated with our investment in Kronos included in our provision for income taxes was a deferred income tax expense of $13.2 million in the first six months of 2010. In addition, there is a maximum amount of deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we reached such maximum amount in the fourth quarter of 2010. As a result, we currently do not expect to be required to recognize any additional deferred income taxes with respect to our direct investment in Kronos in 2011.

See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2011 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income of Subsidiaries - Noncontrolling interest in net income was $20.5 million and $35.7 million in the second quarter and first six months of 2011, respectively, compared to $1.9 million and $3.4 million in the same periods of 2010. The increase is primarily due to the net effects of significantly improved operating income at Kronos partially offset by a decline in our ownership percentage in Kronos to 80% from 95% due to a secondary stock offering Kronos completed in November 2010.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities -

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities improved from a use of cash in operations of $11.1 million in the first six months of 2010 to $61.1 million of cash provided by operations in the first six months of 2011. This $72.2 million net improvement in the amount of cash provided was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2011 of $190.1 million compared to 2010;

•	net cash paid for taxes of $31.1 million in 2011 compared to net cash refunds received of $12.2 million in 2010 due to our improved earnings;

•	call premium paid of $2.5 million in 2011 related to the redemption of €80 million of our Senior Notes;

•	the $19.0 million paid in 2010 in relation to litigation settlement expense; and

•

changes in receivables, inventories, payables and accrued liabilities in 2011 used $140.3 million of net cash, an increase in the amount of cash used of $95.9 million compared to 2010, primarily due to increased sales and production volumes.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2010 to June 30, 2011 primarily due to higher sales resulting from increases in average selling prices implemented during the first six months of 2011;

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2010 to June 30, 2011;

•

CompX’s average DSO increased from December 31, 2010 to June 30, 2011 as DSO generally increases from December to June as the result of a seasonal increase in sales during the second quarter compared to the fourth quarter; and

•

CompX’s average DSI increased from December 31, 2010 to June 30, 2011 primarily due to higher furniture components inventory balances as a result of the inventory build up related to the facility consolidation.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2009	June 30, 2010	December 31, 2010	June 30, 2011

Kronos:
Days sales outstanding	56 days	59 days	55 days	60 days
Days sales in inventory	58 days	49 days	52 days	49 days

CompX:
Days sales outstanding	37 days	45 days	41 days	46 days
Days sales in inventory	64 days	64 days	70 days	74 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Six months ended June 30,
	2010	2011
	(In millions)

Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$21.3	$59.4
Kronos	(3.5)	80.1
NL exclusive of its subsidiaries	(6.3)	20.7
CompX	1.1	2.8
WCS	(9.2)	(16.5)
Tremont	(1.9)	(.4)
Other	.2	—
Eliminations	(12.8)	(85.0)

Total	$(11.1)	$61.1

Investing Activities -

We spent $54.0 million in capital expenditures during the first six months of 2011 as follows:

•	$28.0 million in our Waste Management Segment;

•	$24.7 million in our Chemicals Segment; and

•	$ 1.3 million in our Component Products Segment.

Our Waste Management Segment had $3.6 million in capitalized permit costs.

We had the following market transactions during the six months of 2011:

•	purchases of net marketable securities of $80.9 million; and

•	purchased TIMET common stock in market transactions for $30.4 million, including late 2010 trades settled in 2011.

Financing Activities -

During the six months ended June 30, 2011, we:

•	borrowed €80 million ($113.3 million when borrowed) on Kronos’ European credit facility, with subsequent repayments of €45 million ($65.1 million when repaid);

•	redeemed €80 million of KII’s €400 million 6.5% Senior Secured Notes for an aggregate of $115.7 million, including a $2.5 million call premium;

•	repaid the $3.0 million outstanding balance on CompX’s bank credit facility;

•	repaid $4.5 million on CompX promissory note payable to TIMET;

•	paid a quarterly dividend to stockholders of $.10 per share in the first quarter of 2011 and $.125 per share in the second quarter of 2011 for an aggregate dividend of $25.5 million; and

•	our subsidiary Kronos acquired .5 million shares of our stock, which we account for as treasury stock, in market transactions for $9.5 million.

Distributions to noncontrolling interest in subsidiaries in the first six months of 2011 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us and Kronos dividends paid to shareholders other than NL or us.

Outstanding Debt Obligations

At June 30, 2011, our consolidated indebtedness was comprised of:

•	KII’s €320 million aggregate principal amount of its 6.5% Senior Secured Notes ($455.8 million) due in 2013;

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	€35 million ($49.9 million) under Kronos’ European revolving credit facility which matures in October 2013;

•	CompX’s promissory note payable to TIMET ($37.7 million outstanding) which is due in 2014;

•	NL’s $18.0 million promissory note issued in connection with a litigation settlement due in 2011 and 2012;

•	WCS’ $72.0 million financing capital lease ($71.7 million outstanding) with Andrews County, Texas which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;

•	WCS’ two 6.0% promissory notes ($15.6 million outstanding) due in 2011 through 2014; and

•	approximately $6.0 million of other indebtedness, primarily capital lease obligations.

In July 2011, CompX borrowed approximately $5 million under its revolving credit facility in connection with the acquisition discussed in Note 2 to our Condensed Consolidated Financial Statements.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2011. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units. As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time we and our subsidiaries may enter into intercompany loans as a cash management tool. Such notes are structured as revolving demand notes and pay and receive interest on terms we believe are generally more favorable than current debt and investment market rates. The companies that borrow under these notes have sufficient borrowing capacity to repay the notes at anytime upon demand. All of these notes and related interest expense and income are eliminated in our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2012) and our long-term obligations (defined as the five-year period ending June 30, 2016, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2011, we had credit available under existing facilities of approximately $201.7 million, which was comprised of:

•	$64.2 million under Kronos’ European credit facility;

•	$37.5 million under CompX’s bank credit facility; and

•	$100(1) million under Valhi’s Contran credit facility.

(1)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At June 30, 2011, we had an aggregate of $299.6 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $24.7 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Amount	Held outside U.S.
	(In millions)

Kronos	$231.5	$21.7
Valhi exclusive of its subsidiaries	16.9	—
NL exclusive of its subsidiaries	35.2	—
CompX	5.1	3.0
Tremont	9.1	—
WCS	1.8	—

Total cash and cash equivalents, restricted cash and marketable securities	$299.6	$24.7

Capital Expenditures -

We currently expect our aggregate capital expenditures for 2011 will be approximately $155 million as follows:

•	$70 million by our Chemicals Segment, including approximately $21 million in the area of environmental protection and compliance;

•	$5 million by our Component Products Segment; and

•	$80 million by our Waste Management Segment.

The WCS amount includes approximately $6 million in capitalized permit costs. Capital spending for 2011 is expected to be funded through cash generated from operations and credit facilities. Our Waste Management Segment’s LLRW disposal license was issued in January 2009 and signed in September 2009. With the receipt of this license, WCS began construction of its LLRW facility in January 2011. Approximately $70 million of WCS’ planned capital spending relates to the new facility.

Planned capital expenditures in 2011 at Kronos are for major improvements and upgrades to our existing facilities during 2011. Planned capital expenditures for CompX will primarily be to maintain our facilities.

Repurchases of Common Stock -

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At June 30, 2011 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our board of directors.

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

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2011 approximately 678,000 shares were available for purchase under these authorizations.

Dividends -

In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures for all periods to give effect to the stock split. Kronos’ stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. In February 2009, Kronos’ board suspended its regular quarterly dividend after considering the challenges and opportunities that existed in the TiO2 products industry, and resumed its dividend in the fourth quarter of 2010 at a rate of $.125 per share in response to favorable economic conditions. In May 2011, Kronos’ board increased its regular quarterly dividend to $.15 per share. If Kronos pays its regular dividend of $.15 per share in each of the third and fourth quarters of 2011, based on the 58.0 million shares we held of Kronos common stock at June 30, 2011, we would receive aggregate annual regular dividends from Kronos of $33.3 million in 2011. In addition, in February 2011 the Kronos board of directors declared and paid a special dividend of $.50 per share for which we received $29.0 million. NL’s current quarterly cash dividend is $.125 per share. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at June 30, 2011, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2011. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. In December 2010, using a portion of the net proceeds WCS received from the December 2010 sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our 2010 Annual Report, WCS loaned approximately $30 million to our subsidiary for cash management purposes, which intercompany loan is also eliminated in our Consolidated Financial Statements. During the first six months of 2011 our subsidiary repaid the loan from WCS and in the second quarter of 2011 WCS borrowed $20.1 million from our subsidiary. WCS will likely borrow additional amounts from us during 2011 under the terms of the revolving credit facility, and we may similarly contribute such borrowings to WCS’ capital. At June 30, 2011, WCS can borrow an additional $89.9 million under this facility, which matures in March 2012.

In June 2010, NL entered into a promissory note with Valhi that allows NL to borrow up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. During the first six months of 2011, NL repaid a net $10.3 million to us and had $1.0 million outstanding at June 30, 2011. We expect NL will likely borrow additional amounts from us during 2011. At June 30, 2011, NL could borrow $39 million under this facility, which matures no earlier than March 2012 and no later than December 2012. Principal amounts borrowed under this note are at the sole discretion of Valhi.

In November 2010, Valhi entered into a promissory note with Kronos that, as amended, allows Valhi to borrow up to $175 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. During the first six months of 2011, Valhi borrowed a net $7.1 million from Kronos for a total outstanding balance of $69.0 million at June 30, 2011. We expect Valhi will likely borrow additional amounts from Kronos during 2011. At June 30, 2011, Valhi could borrow an additional $106.0 million under this facility. In June 2011, we amended the maturity date of our $175 million unsecured revolving demand promissory note to Kronos. As amended, all principal is due on demand, but in any event no earlier than December 31, 2013. Principal amounts borrowed under this note are at the sole discretion of Kronos.

Investment in The Amalgamated Sugar Company LLC -

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual “base level” of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC’s distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2011, we expect distributions received from the LLC in 2011 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

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

Recent Accounting Pronouncements

See Note 17 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first six months of 2011 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report.

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

Marketable Equity and Debt Securities prices - As of December 31, 2010 and June 30, 2011, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities. The aggregate market value of these equity securities was $92.1 million at December 31, 2010 and $206.9 million at June 30, 2011. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $9.2 million at December 31, 2010 and $20.7 million at June 30, 2011. See Note 15 to our Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures -

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice

President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Internal Control Over Financial Reporting -

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Changes in Internal Control Over Financial Reporting -

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In addition to the matters discussed below, please refer to Note 14 to our Condensed Consolidated Financial Statements, to our 2010 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657). In March 2011, plaintiffs filed an amended complaint adding Ventura County as a plaintiff and removing the City of Los Angeles. In addition to Ventura County, current plaintiffs are Santa Clara, Alameda, Monterey, San Mateo, Solano Counties, San Francisco, Oakland and San Diego Cities. In July 2011, trial was set for September 2012.

Allen, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-C-55). In May 2011, defendants moved to dismiss the case for lack of diversity and misjoinder. The case is currently stayed pending the appeal in Gibson (Circuit Court Case in Milwaukee County, Wisconsin).

Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045). In June 2011, we answered the complaint, and the judge stayed the case for all defendants except landlord/insurance defendants, including us, until September 2011.

Valoe, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-CV-425). In May 2011, we were served with an amended complaint in Valoe, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-CV-425). The plaintiffs in this case are minors who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided. The complaint alleges negligence and strict liability and seeks compensatory damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company. We intend to deny liability in this case and will defend vigorously against all claims. In June 2011, the judge stayed the case.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In July 2011, the case was dismissed with prejudice. This dismissal concludes the case.

Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558). In July 2011, the case was dismissed with prejudice. This dismissal concludes the case.

Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298). In June 2011, plaintiffs dismissed NL from the case with prejudice. This dismissal concludes the case with respect to NL.

ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). In June 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to Tar Creek Superfund Site in Ottawa County, Oklahoma, the Cherokee County Superfund Site in

southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri, and the Newton County Mine Tailing Site in Newton County, Missouri. We intend to deny liability and to defend vigorously against all of the claims.

Item 1A.	Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2010 Annual report. There have been no material changes to such risk factors during the first six months of 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2011, our consolidated subsidiary Kronos purchased shares of our common stock in open market transactions. Under Delaware corporation law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. The following table discloses certain information regarding the shares of our common stock purchased by Kronos during the second quarter of 2011. Kronos’ purchases of our common stock did not reduce the number of shares Valhi may purchase under our publicly announced repurchase plans discussed above.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly- announced plan at end of period

April 1, 2011 to April 30, 2011	103,486	$28.34	- 0 -	4,006,600
May 1, 2011 to May 31, 2011	55,170	$36.33	- 0 -	4,006,600
June 1, 2011 to June 30, 2011	61,779	$43.99	- 0 -	4,006,600

Total	220,435

Item 6.	Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC. (Registrant)

Date August 4, 2011	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date August 4, 2011	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)