Form 10-Q
period 2011-09-30
VALHI INC /DE/
filed 2011-11-03
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒ .

Number of shares of the Registrant’s common stock outstanding on October 28, 2011: 113,036,483.

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2010	September 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325.1	$128.4
Restricted cash equivalents	9.4	6.3
Marketable securities	1.7	45.7
Accounts and other receivables, net	262.7	382.6
Inventories, net	294.9	357.5
Other current assets	14.1	25.9
Deferred income taxes	13.9	13.9

Total current assets	921.8	960.3

Other assets:
Marketable securities	340.4	354.6
Investment in affiliates	113.2	110.8
Goodwill	397.4	400.0
Deferred income taxes	192.0	154.3
Other noncurrent assets	103.4	151.2

Total other assets	1,146.4	1,170.9

Property and equipment:
Land	54.9	54.6
Buildings	287.4	281.1
Equipment	1,170.3	1,189.5
Mining properties	69.1	66.7
Construction in progress	20.2	97.7

	1,601.9	1,689.6
Less accumulated depreciation	955.8	990.8

Net property and equipment	646.1	698.8

Total assets	$2,714.3	$2,830.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2010	September 30, 2011
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17.4	$22.6
Accounts payable and accrued liabilities	275.6	338.5
Income taxes	7.9	25.6
Deferred income taxes	5.0	5.1

Total current liabilities	305.9	391.8

Noncurrent liabilities:
Long-term debt	922.9	779.8
Deferred income taxes	417.6	449.6
Accrued pension costs	128.1	122.1
Accrued environmental remediation and related costs	32.6	34.6
Accrued postretirement benefits costs	19.5	19.3
Other liabilities	69.5	58.9

Total noncurrent liabilities	1,590.2	1,464.3

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	76.2	81.0
Accumulated deficit	(183.2)	(60.9)
Accumulated other comprehensive income	21.2	9.4
Treasury stock	(40.9)	(49.6)

Total Valhi stockholders’ equity	541.8	648.4
Noncontrolling interest in subsidiaries	276.4	325.5

Total equity	818.2	973.9

Total liabilities and equity	$2,714.3	$2,830.0

Commitments and contingencies (Notes 12 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
	(unaudited)
Revenues and other income:
Net sales	$413.2	$584.1	$1,185.7	$1,612.9
Other income, net	17.7	21.1	49.6	46.7

Total revenues and other income	430.9	605.2	1,235.3	1,659.6

Costs and expenses:
Cost of sales	313.1	371.4	930.1	1,050.6
Selling, general and administrative	58.5	69.1	174.9	209.5
Loss (gain) on prepayment of debt, net	—	(.1)	—	3.2
Litigation settlement and contract termination	—	—	33.3	—
Assets held for sale write-down	.5	1.1	.5	1.1
Interest	16.7	15.2	51.1	48.3

Total costs and expenses	388.8	456.7	1,189.9	1,312.7

Income before income taxes	42.1	148.5	45.4	346.9
Provision for income taxes	24.0	55.4	5.8	127.7

Net income	18.1	93.1	39.6	219.2
Noncontrolling interest in net income of subsidiaries	3.7	21.6	7.1	57.3

Net income attributable to Valhi Stockholders	$14.4	$71.5	$32.5	$161.9

Amounts attributable to Valhi stockholders:
Basic and diluted earnings per share	$.13	$.63	$.27	$1.42

Cash dividends per share	$.10	$.125	$.30	$.35

Basic and diluted weighted average shares outstanding	114.3	114.0	114.3	114.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$39.6	$219.2
Depreciation and amortization	46.6	48.2
Loss on prepayment of debt	—	3.2
Call premium paid	—	(2.5)
Accrued litigation settlement and contract termination	33.3	—
Litigation settlement payments	(19.0)	—
Assets held for sale write-down	.5	1.1
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	2.1	.2
Other postretirement benefit expense	—	(1.3)
Deferred income taxes	(8.5)	69.3
Net distributions from Ti02 manufacturing joint venture	1.8	2.1
Other, net	3.8	6.5
Change in assets and liabilities:
Accounts and other receivables, net	(84.2)	(121.1)
Inventories, net	28.3	(60.7)
Accounts payable and accrued liabilities	(2.5)	63.1
Accounts with affiliates	19.1	(2.0)
Income taxes	2.9	18.8
Other, net	(2.3)	(23.6)

Net cash provided by operating activities	61.5	220.5

Cash flows from investing activities:
Capital expenditures	(28.3)	(91.1)
Capitalized permit costs	(4.4)	(6.6)
Purchases of:
Mutual funds	—	(272.6)
Marketable securities	(9.8)	(5.8)
Titanium Metals Corporation (“TIMET”) common stock	—	(30.4)
Proceeds from:
Disposal of mutual funds	—	227.0
Disposal of marketable securities	3.6	3.6
Disposal of restricted marketable securities	5.2	—
Sale of business	.5	.3
Acquisition, net of cash acquired	—	(4.9)
Change in restricted cash equivalents, net	1.3	3.4
Other, net	(.1)	(8.1)

Net cash used in investing activities	(32.0)	(185.2)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Cash flows from financing activities:
Indebtedness:
Borrowings	$318.0	$119.1
Principal payments	(308.1)	(278.1)
Valhi cash dividends paid	(34.1)	(39.6)
Distributions to noncontrolling interest in subsidiaries	(3.7)	(24.7)
Treasury stock acquired	—	(9.5)
Purchase of noncontrolling interest in subsidiaries	(7.0)	—
Other, net	.1	.3

Net cash used in financing activities	(34.8)	(232.5)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(5.3)	(197.2)
Currency translation	(1.6)	.5
Cash and cash equivalents at beginning of period	68.7	325.1

Cash and cash equivalents at end of period	$61.8	$128.4

Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest (including call premium paid)	$40.1	$46.1
Income taxes paid (refunded), net	(10.7)	48.1
Noncash investing activities:
Accrual for capital expenditures	2.5	16.9
Accrual for capitalized permit costs	.2	.7
Noncash financing activities:
Promissory notes payable incurred in connection with litigation settlement and contract termination	30.0	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2011

(In millions)

	Valhi Stockholders’ Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Accumulated	comprehensive	Treasury	controlling	Total	Comprehensive
	stock	stock	capital	deficit	income	stock	interest	equity	income
	(unaudited)
Balance at December 31, 2010	$667.3	$1.2	$76.2	$(183.2)	$21.2	$(40.9)	$276.4	$818.2
Net income	—	—	—	161.9	—	—	57.3	219.2	$219.2
Other comprehensive income (loss), net	—	—	—	—	(11.8)	—	16.1	4.3	4.3
Equity transaction with noncontrolling interest, net	—	—	.3	—	—	—	.4	.7	—
Cash dividends	—	—	—	(39.6)	—	—	(24.7)	(64.3)	—
Treasury stock acquired	—	—	—	—	—	(9.5)	—	(9.5)	—
Other, net	—	—	4.5	—	—	.8	—	5.3	—

Balance at September 30, 2011	$667.3	$1.2	$81.0	$(60.9)	$9.4	$(49.6)	$325.5	$973.9

Comprehensive income									$223.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by Contran Corporation, which directly and through its subsidiaries owns approximately 94% of our outstanding common stock at September 30, 2011. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation – Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). Our controlling interest in Kronos decreased from 95% in the third quarter of 2010 to 80% as a result of Kronos’ secondary stock offering completed in November 2010. Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (AMEX: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on March 9, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. Our results of operations for the interim periods ended September 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

Business segment	Entity	% controlled at September 30, 2011
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL.

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)
Net sales:
Chemicals	$376.6	$547.9	$1,076.4	$1,505.9
Component products	35.7	35.8	102.9	105.8
Waste management	.9	.4	6.4	1.2

Total net sales	$413.2	$584.1	$1,185.7	$1,612.9

Cost of sales:
Chemicals	$281.0	$337.7	$836.3	$953.5
Component products	26.1	27.2	75.3	78.7
Waste management	6.0	6.5	18.5	18.4

Total cost of sales	$313.1	$371.4	$930.1	$1,050.6

Gross margin:
Chemicals	$95.6	$210.2	$240.1	$552.4
Component products	9.6	8.6	27.6	27.1
Waste management	(5.1)	(6.1)	(12.1)	(17.2)

Total gross margin	$100.1	$212.7	$255.6	$562.3

Operating income (loss):
Chemicals	$58.3	$158.4	$121.3	$407.8
Component products	3.1	1.5	7.8	13.4
Waste management	(8.1)	(9.7)	(22.8)	(27.9)

Total operating income	53.3	150.2	106.3	393.3
Equity in earnings of investee	(.1)	(.1)	(.2)	(.3)
General corporate items:
Securities earnings	6.6	6.6	19.7	21.4
Insurance recoveries	.3	16.1	18.6	16.6
Litigation settlement gain	6.3	—	6.3	—
Litigation settlement expense	—	—	(32.2)	—
General expenses, net	(7.6)	(9.2)	(22.0)	(32.6)
Gain (loss) on prepayment of debt	—	.1	—	(3.2)
Interest expense	(16.7)	(15.2)	(51.1)	(48.3)

Income before income taxes	$42.1	$148.5	$45.4	$346.9

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. We received approximately $7.5 million for a patent litigation settlement in the first quarter of 2011 and incurred a $1.1 million impairment charge for assets held for sale related to CompX in the third quarter of 2011, both of which are included in the determination of its operating income. See Notes 6, 11 and 14. Of the $33.3 million aggregate litigation settlement and contract termination expense we recognized in the first quarter of 2010, $1.1 million relates to WCS and is included in the determination of its operating loss, and the remaining $32.2 million relates to NL. Please refer to Notes 9 and 17 in our 2010 Annual Report. Component Products operating income in the third quarter of 2010 includes the effect of a $.5 million write-down of an asset held for sale, see Note 7 in our 2010 Annual Report.

On July 29, 2011, CompX completed the acquisition of 100% of the stock of a Canadian ergonomic component products company for initial cash consideration of the equivalent of approximately $4.9 million, net of approximately $3,000 of cash acquired, with potential additional cash consideration ranging from nil to approximately $1.5 million payable in the first quarter of 2013, contingent upon the acquired business achieving certain acquired product line sales targets during 2012. The estimated fair value of contingent consideration recognized at the date of acquisition was $.8 million. The acquisition is intended to expand our Component Products Segment’s furniture components ergonomics product line. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements subsequent to the acquisition date. The purchase price has been preliminarily allocated among net assets acquired (pending completion of the final valuation), consisting of (i) net working capital (receivable, inventory and payables) of $1.0 million (ii) identifiable intangibles other than goodwill of $2.0 million, (iii) goodwill of $3.0 million and (iv) noncurrent deferred income tax liabilities of $.4 million. The tangible and intangible net assets acquired (other than goodwill) were valued based upon a preliminary estimate of the fair value of such net assets, with the remainder of the purchase price allocated to goodwill. The business had net sales of $4.2 million during 2010 and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

Note 3 – Marketable securities:

Marketable securities	Market value	Cost basis	Unrealized gains/ (losses), net
	(In millions)
December 31, 2010:
Current assets –
Other	$1.7	$1.7	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	86.1	59.0	27.1
Other	4.3	4.3	—

Total	$340.4	$313.3	$27.1

September 30, 2011:
Current assets:
Mutual funds	$44.5	$44.9	$(.4)
Other	1.2	1.2	—

Total	$45.7	$46.1	$(.4)

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	97.7	86.1	11.6
Other	6.9	7.1	(.2)

Total	$354.6	$343.2	$11.4

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

At December 31, 2010, we, Kronos and NL and its subsidiaries held an aggregate of 5.0 million shares of TIMET common stock and the quoted per share market price was $17.18. At September 30, 2011 we held an aggregate of 6.5 million shares of TIMET common stock and the quoted per share market price was $14.98. During the first nine months of 2011, Kronos purchased an aggregate of 1.5 million shares of TIMET common stock for an aggregate of $27.0 million. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock.

At September 30, 2011, we held investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds have daily liquidity and are held for the temporary investment of cash available for our current operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent, and accordingly we have classified our investments in these mutual funds as a current asset.

Note 4 – Accounts and other receivables, net:

	December 31, 2010	September 30, 2011
	(In millions)
Accounts receivable	$246.1	$366.7
Real-estate related note receivable	15.0	15.0
Notes receivable	2.9	2.5
Refundable income taxes	1.3	.1
Accrued interest and dividend receivable	.1	—
Receivable from affiliates	.1	—
Allowance for doubtful accounts	(2.8)	(1.7)

Total	$262.7	$382.6

Note 5 – Inventories, net:

	December 31, 2010	September 30, 2011
	(In millions)
Raw materials:
Chemicals	$52.1	$86.1
Component products	6.3	7.2

Total raw materials	58.4	93.3

Work in process:
Chemicals	13.6	13.3
Component products	6.7	7.1

Total in-process products	20.3	20.4

Finished products:
Chemicals	155.3	179.8
Component products	5.4	5.7

Total finished products	160.7	185.5

Supplies (primarily chemicals)	55.5	58.3

Total	$294.9	$357.5

Note 6 – Other noncurrent assets:

	December 31, 2010	September 30, 2011
	(In millions)
Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$96.2	$94.1
Other	17.0	16.7

Total	$113.2	$110.8

Other assets:
Waste disposal site operating permits, net	$58.8	$64.9
Assets held for sale	3.0	7.3
IBNR receivables	6.6	6.8
Capital lease deposit	6.2	6.2
Deferred financing costs	4.5	2.5
Other intangible assets	.8	2.3
Pension asset	.3	.3
Other	23.2	60.9

Total	$103.4	$151.2

In September 2011 our Component Products Segment’s management made the decision to sell its Byron Center facility, at which time such facility met all of the criteria under GAAP to be classified as an “asset held for sale.” In classifying the facility (land and building) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets. In determining the estimated fair value, Compx obtained an independent appraisal. Based on this appraisal, we recognized a write-down of $.9 million during the third quarter of 2011 to reduce the carrying value of the asset to its estimated fair value less cost to sell.

At September 30, 2011 substantially all of our assets held for sale consisted of properties owned by our Component Products Segment. The Byron Center facility discussed above and two additional properties (primarily land, building and building improvements) formerly used in its operations. These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP. During the third quarter of 2011, due to continued negative local market conditions CompX obtained an updated independent appraisal for the River Grove facility, the most significant of these other two properties. Based on this appraisal, we recognized an additional write-down of $.2 million during the third quarter of 2011 to reduce the carrying value of that asset to its estimated fair value less cost to sell.

Note 7 – Accounts payable and accrued liabilities:

	December 31, 2010	September 30, 2011
	(In millions)
Accounts payable	$129.6	$166.0
Payable to affiliates:
Contran – income taxes	4.3	3.0
Contran – trade items	17.4	20.1
LPC	7.4	5.1
TIMET	1.0	—
Other	.1	—
Employee benefits	44.8	45.4
Accrued sales discounts and rebates	11.3	13.6
Environmental remediation and related costs	9.7	9.1
Interest	7.4	12.4
Deferred income	3.3	5.0
Other	39.3	58.8

Total	$275.6	$338.5

Note 8 – Other noncurrent liabilities:

	December 31, 2010	September 30, 2011
	(In millions)
Reserve for uncertain tax positions	$41.3	$29.6
Insurance claims and expenses	10.3	10.6
Employee benefits	9.8	9.7
Deferred income	1.1	1.1
Other	7.0	7.9

Total	$69.5	$58.9

Note 9 – Long-term debt:

	December 31, 2010	September 30, 2011
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Subsidiary debt:
Kronos International:
6.5% Senior Secured Notes	532.8	397.6
CompX promissory note payable to TIMET	42.2	37.5
CompX revolving credit facility	3.0	4.8
NL promissory note	18.0	18.0
WCS financing capital lease	72.0	71.4
WCS 6% promissory notes	15.4	15.7
Other	6.9	7.4

Total subsidiary debt	690.3	552.4

Total debt	940.3	802.4
Less current maturities	17.4	22.6

Total long-term debt	$922.9	$779.8

Kronos – In March 2011, Kronos redeemed €80 million principal amount of its €400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third quarter of 2011, Kronos repurchased in open market transactions an aggregate of €30.4 million principal amount of its Senior Secured Notes (including €3.0 million for which settlement of the purchase did not occur until October 2011) for an aggregate of €30.2 million (including €3.0 million for the October 2011 settlement). The aggregate €27.4 million principal amount for which settlement occurred in the third quarter of 2011 was the equivalent of $39.3 million when repurchased. Following such partial redemption and repurchases, €292.6 million principal amount of the Senior Notes remain outstanding at September 30, 2011 (including the €3.0 million principal amount of notes repurchased in late September 2011 for which settlement did not occur until October 2011). In the first quarter of 2011, we recognized a $3.3 million pre-tax interest charge related to the redemption of €80 million of the 6.5% Senior Secured Notes consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. In the third quarter of 2011, we recognized a $.1 million net gain on €30.4 million principal amount of Senior Notes repurchased in open market transactions. Kronos borrowed under its European revolving credit facility, as discussed below, in order to fund the redemption in the first quarter 2011, while we used cash on hand to fund the third quarter open market repurchases. In October 2011, Kronos repurchased an additional €10.5 million principal amount of Senior Notes for an aggregate of €10.4 million.

During the first nine months of 2011, Kronos borrowed €80 million ($113.3 million when borrowed) under its European credit facility, and subsequently repaid €80 million ($115.0 million when repaid). As of September 30, 2011, there were no outstanding borrowings under Kronos’ European credit facility and the equivalent of $109 million was available for borrowing under this facility.

CompX –  In February 2011, CompX repaid all of the $3.0 million which was outstanding at December 31, 2010 on its revolving credit facility. In July 2011, CompX borrowed the equivalent of approximately $5.3 million under its revolving credit facility in connection with the acquisition discussed in Note 2 (such borrowing was denominated in Canadian dollars, as permitted by the terms of the credit facility).

CompX’s promissory note payable to affiliate was amended in September 2009 resulting in the deferral of interest payments and postponement of quarterly principal payments on the promissory note until March 2011. As such, in March 2011 CompX paid our required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million. In addition, CompX prepaid $4.0 million in principal on the promissory note. In the second and third quarters of 2011, CompX continued its regularly scheduled quarterly principal payment of $250,000 and related accrued interest for each quarter. The interest rate on the promissory note at September 30, 2011 was 1.2%.

In October 2011, CompX collected the $15.0 million principal amount due under its real-estate related promissory note receivable (See Note 4), and subsequently made an additional $15.0 million prepayment on its promissory note payable to affiliate.

Restrictions and Other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at September 30, 2011. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 10 – Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)
Service cost	$2.5	$2.8	$7.7	$8.3
Interest cost	6.2	6.9	19.1	20.5
Expected return on plan assets	(5.0)	(5.8)	(15.5)	(17.2)
Amortization of unrecognized:
Prior service cost	.3	.3	.9	1.1
Net transition obligations	.1	.2	.4	.4
Recognized actuarial losses	1.6	1.9	4.9	5.6

Total	$5.7	$6.3	$17.5	$18.7

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)
Service cost	$.1	$.1	$.3	$.2
Interest cost	.4	.2	1.1	.7
Amortization of prior service credit	(.1)	(.6)	(.3)	(1.7)
Recognized actuarial losses	(.1)	—	(.2)	—

Total	$.3	$(.3)	$.9	$(.8)

Contributions – We expect to contribute the equivalent of $28.3 million and $1.9 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2011.

Note 11 – Other income, net:

	Nine months ended September 30,
	2010	2011
	(In millions)
Securities earnings:
Dividends and interest	$19.5	$22.0
Securities transactions, net	.2	(.6)

Total	19.7	21.4
Equity in earnings of investee	(.2)	(.3)
Currency transactions, net	4.7	.8
Insurance recoveries	18.6	16.6
Gain on litigation settlement	6.3	—
Patent litigation settlement gain	—	7.5
Other, net	.5	.7

Total	$49.6	$46.7

Insurance recoveries reflect, in part, amounts we received from certain of our former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. In addition, a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 related to the NL litigation settlement discussed in Note 14. In September 2011 we reached a settlement with one of our former insurance carriers in which they agreed to reimburse NL for a portion of its past lead pigment litigation defense costs. Substantially all of the insurance recoveries we recognized in the third quarter 2011 relates to this settlement.

The gain on litigation settlement in the third quarter of 2010 relates to an environmental related settlement which reimbursed us for certain remediation and legal costs we had previously incurred and the indemnified us for all claims (environmental or otherwise) with respect to certain specified sites. We recognized a litigation settlement gain of $6.3 million, consisting of $4.0 million cash reimbursement of prior remediation and legal costs and $2.3 million related to a reduction in accrued environmental remediation and related costs resulting from the agreement to indemnify us. The gain on the CompX patent litigation settlement was recognized in the first quarter of 2011 and is discussed in Note 14.

Note 12 – Income taxes:

	Nine months ended September 30,
	2010	2011
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$15.9	$121.4
Incremental tax on equity in earnings	21.2	22.9
Non-U.S. tax rates	(3.0)	(13.0)
German tax attribute adjustment	(35.2)	—
Adjustment to the reserve for uncertain tax positions, net	5.2	(6.7)
Nondeductible expenses	1.7	2.5
Nontaxable income	(.4)	(1.4)
U.S. state income taxes, net	.9	1.9
Other, net	(.5)	.1

Income tax expense	$5.8	$127.7

Tax authorities are continuing to examine certain of our U.S. and foreign tax returns and have or may propose tax deficiencies, including penalties and interest. We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. In August 2011, our Chemicals Segment received a revised notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004. We object to the re-assessment and believe the position is without merit. Accordingly, we are appealing the re-assessment, and we will be required to post a Cdn. $4.9 million letter of credit which will be collateralized with cash or cash equivalents. We expect to post such letter of credit in the fourth quarter of 2011. If the full amount of the proposed adjustment were ultimately to be assessed against us the cash tax liability would be approximately $11.9 million (Cdn. $11.6 million). We believe we have adequate accruals for additional taxes and related interest expense that could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will decrease by $2.7 million within the next twelve months due to the expiration of certain statutes of limitation.

Our provision for income taxes in the third quarter of 2011 includes $13.2 million for U.S. incremental income taxes on current earnings repatriated from our Chemicals Segment’s German subsidiary, which earnings were used to fund a portion of the repurchases of Kronos’ Senior Secured Notes discussed in Note 9. In addition, we accrue U.S. incremental income taxes on the earnings of our Chemicals Segment’s Canadian subsidiary and the earnings of our Component Products Segment’s Canadian and Taiwanese subsidiaries, which earnings we previously determined are not permanently reinvested.

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

Note 13 – Noncontrolling interest in subsidiaries:

	December 31, 2010	September 30, 2011
	(In millions)
Noncontrolling interest in subsidiaries:
Kronos	$208.7	$233.6
NL	56.8	80.9
CompX	10.9	11.0

Total	$276.4	$325.5

	Nine months ended September 30,
	2010	2011
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos	$4.5	$45.9
NL	2.3	10.5
CompX	.3	.9

Total	$7.1	$57.3

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Nine months ended September 30,
	2010	2011
	(In millions)
Net income attributable to Valhi stockholders	$32.5	$161.9

Transfers from noncontrolling interest:
Equity adjustment	.4	—
Issuance of subsidiaries common stock	(.1)	.4

Transfers from noncontrolling interest	.3	.4

Net income attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$32.8	$162.3

Note 14 – Commitments and contingencies:

Lead pigment litigation – NL

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At September 30, 2011, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2011 are presented in the table below. Of the $10.5 million net additions charged to expense in the first nine months of 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable. Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million due in 2012 and $1.0 million due in each of 2013 through 2016) and were discounted to present value using a 3.0% discount rate. The aggregate $.4 million discount is being charged to expense using the interest method from the third quarter of 2011 through 2016.

Amount
(In millions)
Balance at the beginning of the period	$42.3
Additions charged to expense, net	10.5
Payments, net	(9.1)

Balance at the end of the period	$43.7

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$9.1
Noncurrent liability	34.6

Total	$43.7

NL – On a quarterly basis, NL evaluates the potential range of our liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant, including sites for which its wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed its obligations. At September 30, 2011, NL had accrued approximately $42 million related to approximately 50 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $73 million, including the amount currently accrued. Other than as indicated above, these accruals have not been discounted to present value.

NL believes that it is not possible to estimate the range of costs for certain sites. At September 30, 2011, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $1.6 million at September 30, 2011 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

We have agreements with three former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when the receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2010 Annual Report.

Other litigation

NL – NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 1,125 of these types of cases pending, involving a total of approximately 2,350 plaintiffs. In addition, the claims of approximately 7,700 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

CompX – Prior to March 9, 2011, CompX was involved in certain patent litigation. In March 2011, CompX entered into a confidential settlement agreement with respect to that litigation. Under the terms of the agreement, CompX’s Canadian subsidiary received approximately $7.5 million in cash (which was recognized as a patent litigation settlement gain in the first quarter of 2011), and CompX agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

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

Note 15 – Financial instruments:

The following table summarizes the valuation of our marketable securities and financial instruments recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2010:
Marketable securities:
Current	$1.7	$—	$1.7	$—
Noncurrent	340.4	87.2	3.2	250.0
Currency forward contracts	6.3	6.3	—	—
September 30, 2011:
Marketable securities:
Current	$45.7	$44.5	$1.2	$—
Noncurrent	354.6	97.7	6.9	250.0
Currency forward contracts	(2.8)	(2.8)	—	—

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

At September 30, 2011, our Chemicals Segment had currency forward contracts to exchange an aggregate of $64.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $.9969 to Cdn. $1.0524 per U.S. dollar. These contracts with Wells Fargo Bank, National Association, mature from October 2011 through December 2012 at a rate of $4 million to $5.5 million per month, subject to early redemption provisions at our option. The estimated fair value of these currency forward contracts at September 30, 2011 was a $2.1 million net liability, which is included in our Condensed Consolidated Balance Sheet as part of Accounts Payable and Accrued Liabilities. There is also a corresponding $2.1 million currency transaction loss in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2011. We are not currently using hedge accounting for our Chemicals Segment’s outstanding currency forward contracts at September 30, 2011 and we did not use hedge accounting for any of such contracts we previously held in 2010 and 2011.

At September 30, 2011, our Component Products Segment held a series of contracts to exchange an aggregate of U.S. $22.4 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was $1.03 per U.S. dollar at September 30, 2011. The estimated fair value of the contracts was a liability of approximately $.7 million at September 30, 2011. Our Component Products Segment had no currency forward contracts outstanding at December 31, 2010.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2010		September 30, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$334.8	$334.8	$134.9	$134.9
Promissory note receivable	15.0	15.0	15.0	15.0
Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt – KII Senior Secured Notes	$532.8	$536.0	$397.6	$393.6
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	87.4	87.4	87.1	87.1
Variable rate bank credit facilities	3.0	3.0	4.8	4.8
CompX variable rate promissory note	42.2	42.2	37.5	37.5
NL variable rate promissory note	18.0	18.0	18.0	18.0
Noncontrolling interest in:
Kronos common stock	$208.7	$482.0	$233.6	$364.9
NL common stock	56.8	92.0	80.9	103.7
CompX common stock	10.9	18.6	11.0	20.7
Valhi stockholders’ equity	$541.8	$2,509.2	$648.4	$6,123.2

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. The fair value of our KII Senior Secured 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active. At December 31, 2010 and September 30, 2011, the estimated market price of the 6.5% Notes was approximately €1,004 and €988, respectively, per €1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair values of the variable interest rate note receivable and variable interest debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 7.

Note 16 – Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period. A reconciliation of the numerator used in the calculation of earnings per share is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)
Net income attributable to Valhi stockholders	$14.4	$71.5	$32.5	$161.9
Equity adjustment	—	—	(2.1)	—

Adjusted net income attributable to Valhi stockholders	$14.4	$71.5	$30.4	$161.9

The $2.1 million equity adjustment attributable to Valhi stockholders is discussed in Note 17 to our 2010 Annual Report.

Note 17 – Recent accounting pronouncements:

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

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Shareholders’ Equity and will instead require comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. Additionally, ASU 2011-05 will require us to present on the face of our financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income where the components of net income and other comprehensive income are presented. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

In September 2011 the FASB issued ASU 2011-08 Testing Goodwill for Impairment (the revised standard). ASU 2011-08 provides the option to first assess qualitatively whether events or circumstances exist to indicate goodwill impairment may be present to determine whether further impairment testing is necessary. This standard will be effective for annual and interim goodwill testing beginning with our first quarter 2012 report, although early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements and we did not avail ourselves of the qualitative goodwill impairment assessment as part of our 2011 annual goodwill impairment analysis which was performed in the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Waste Management – WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. In January 2009 WCS received a low-level radioactive waste (“LLRW”) disposal license, which was signed in September 2009. Construction of the Compact Waste Disposal facility began in January 2011 and was completed in October 2011. The facility is expected to be operational in December 2011.

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

•

Our ability to complete, obtain approval of and comply with the conditions of our licenses and permits (such as approval by the Texas Commission on Environmental Quality (“TCEQ”) of license conditions of WCS’s LLRW disposal license including its financial assurance provisions); and

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

Operations Overview

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010 –

Net income attributable to Valhi stockholders was $71.5 million, or $.63 per diluted share, in the third quarter of 2011 compared to $14.4 million, or $.13 per diluted share, in the third quarter of 2010. As more fully discussed below, our diluted income per share increased from 2010 to 2011 primarily due to the net effects of:

•	increased operating income from our Chemicals Segment in 2011 compared to 2010 partially offset by an increased operating loss at our Waste Management segment in 2011 compared to 2010; and

•	a decrease in our ownership percentage of Kronos from 95% in the third quarter of 2010 to 80% due to Kronos’ secondary stock offering completed in November 2010;

•	higher insurance recoveries in 2011;

•	a litigation settlement gain in the third quarter of 2010; and

•	higher general expenses in the third quarter of 2011, primarily due to increased environmental remediation and related costs.

Our net income attributable to Valhi stockholders in 2011 includes income of $.08 per diluted share related to insurance recoveries and $.06 per diluted share related to a net decrease in the reserve for uncertain tax positions, and a charge of $.01 per diluted share related to a write-down of assets held for sale in our Component Products Segment.

Our net income attributable to Valhi stockholders in 2010 includes income of $.03 per diluted share related to a litigation settlement we recognized and a charge of $.04 per diluted share related to a net increase in our reserve for uncertain tax positions.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 –

Net income attributable to Valhi stockholders was $161.9 million, or $1.42 per diluted share, in the first nine months of 2011 compared to $32.5 million, or $.27 per diluted share, in the first nine months of 2010. As more fully discussed below, our diluted income per share increased from 2010 to 2011 primarily due to the net effects of:

•

increased operating income from each of our Chemicals and Component Products Segments in 2011 compared to 2010 (in 2011 our Component Products Segments operating income increased primarily due to a patent litigation settlement gain recognized in 2011) partially offset by an increased operating loss at our Waste Management segment in 2011 compared to 2010;

•	a decrease in our ownership percentage of Kronos from 95% in the first nine months of 2010 to 80% due to Kronos’ secondary stock offering completed in November 2010;

•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;

•	a loss on the prepayment of debt in 2011 as a result of calling €80 million of our Senior Notes;

•	a litigation settlement and contract termination expense in 2010;

•	a litigation settlement gain in 2010; and

•	higher general expenses in 2011, primarily due to increased environmental remediation and related costs.

Our net income attributable to Valhi stockholders in 2011 includes:

•	insurance recoveries of $.08 per diluted share;

•	income of $.06 per diluted share related to a net decrease in our reserve for uncertain tax positions;

•	income of $.02 per diluted share related to a patent litigation settlement we recognized;

•	a charge of $.01 per diluted share from the loss on prepayment of debt; and

•	a charge of $.01 per diluted share related to a write-down of assets held for sale in our Component Products Segment.

Our net income attributable to Valhi stockholders in 2010 includes:

•	a non-cash deferred income tax benefit of $.21 per diluted share recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;

•	insurance recoveries of $.09 per diluted share;

•	a litigation settlement gain of $.03 per diluted share;

•	a charge of $.04 per diluted share related to a net increase in our reserve for uncertain tax positions; and

•	a charge of $.16 per diluted share related to a litigation settlement and contract termination.

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

•	higher expected operating income from our Component Products Segment due to the patent litigation settlement gain recognized in the first quarter of 2011;

•	litigation settlement and contract termination expense recorded in 2010; and

•

higher operating losses at WCS as we expect more expenses associated with the limited operations of our byproduct disposal facility which commenced operations in the fourth quarter of 2009 and the construction of the LLRW facility which is expected to be operational in late 2011.

Segment Operating Results – 2010 Compared to 2011 –

Chemicals –

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect that demand for TiO2 across all markets will grow on average 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices as well as their expectations for the future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products, with price and availability being the most significant competitive factors along with quality and customer service.

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

	Three months ended September 30,			Nine months ended September 30,
	2010	2011	% Change	2010	2011	% Change
	(Dollars in millions)

Net sales	$376.6	$547.9	46%	$1,076.4	$1,505.9	40%
Cost of sales	281.0	337.7	20	836.3	953.5	14

Gross margin	$95.6	$210.2	120%	$240.1	$552.4	130%

Operating income	$58.3	$158.4	172%	$121.3	$407.8	236%

Percent of net sales:
Cost of sales	75%	62%		78%	63%
Gross margin	25	38		22	37
Operating income	15	29		11	27

Ti02 operating statistics:
Sales volumes*	138	136	(1)%	408	406	(1)
Production volumes*	134	134	—	392	409	4%

Percent change in net sales:
Ti02 product pricing			41%			37%
Ti02 sales volumes			(1)			(1)
Ti02 product mix			(4)			(2)
Changes in currency exchange rates			10			6

Total			46%			40%

*	Thousands of metric tons

Current Industry Conditions – Throughout 2010 and continuing into 2011, global customer demand for our Chemicals Segment’s TiO2 products continued to strengthen, and our production facilities operated at near full practical capacity rates. Our Chemicals Segment has increased TiO2 selling prices throughout 2010 and into the first nine months of 2011, resulting in increased operating income and cash flows. Even with our Chemicals Segment’s increased operating income, we believe profit margins are not currently at a level which reasonably justifies greenfield or other major expansions of TiO2 capacity. Provided global demand for TiO2 products remains strong, we expect the overall level of worldwide TiO2 inventories to remain low for several years due to the constraints of adding significant new production capacity, especially for premium grades of TiO2 products through the chloride process. Given these current dynamics in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we anticipate further implementation of TiO2 selling price increases. Overall, based on positive market dynamics in the TiO2 industry, we expect our Chemicals Segment’s operating income and cash flows to increase in 2011 and the foreseeable future.

Net Sales – Net sales in the third quarter of 2011 increased 46%, or $171.3 million, compared to the third quarter of 2010 primarily due to a 41% increase in average TiO2 selling prices. Net sales in the first nine months of 2011 increased 40%, or $429.5 million, compared to the first nine months of 2010 primarily due to a 37% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices for the fourth quarter of 2011 to continue to be significantly higher than the comparable period in 2010.

While the amount of inventory available for shipment in the third quarter of 2011 increased due to higher production volumes in the first nine months of the year and global demand for our TiO2 products continues to be strong, our sales volumes were 1% lower than the third quarter of 2010 primarily due to the scheduling and availability of products for shipment. We expect overall demand will continue to remain high for the remainder of the year.

In addition to the factors discussed above, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $38 million, or 10%, as compared to the third quarter of 2010 and approximately $66 million, or 6%, as compared to the first nine months of 2010. Relative changes in mix of our various grades of our products sold decreased our net sales by approximately $15 million, or 4% compared to the third quarter of 2010 and approximately $22 million, or 2%, compared to the first nine months of 2010.

Cost of Sales – Our Chemicals Segment’s cost of sales percentage decreased significantly in the third quarter of 2011 compared to the same period last year, primarily due to the net impact of (i) a 41% increase in selling prices, (ii) higher raw material costs of $17.3 million (primarily feedstock ore and petroleum coke), (iii) an increase in maintenance costs of $3.6 million and (iv) currency fluctuations (primarily the euro). Our Chemicals Segment’s cost of sales percentage decreased significantly in the first nine months of 2011 compared to the same period last year, primarily due to the net impact of (i) a 37% increase in selling prices, (ii) a 4% increase in TiO2 production volumes, (iii) higher raw material costs of $47.9 million (primarily feedstock ore and petroleum coke), (iv) an increase in maintenance costs of $11.3 million which is consistent with the increased production volumes and (v) currency fluctuations (primarily the euro). Our TiO2 production volumes in the first nine months of 2011 established a new record for our Chemicals Segment for a first nine-month production period.

Operating Income – Our Chemicals Segment’s operating income increased significantly in the third quarter and first nine months of 2011, primarily due to the significant increase in gross margin and in the first nine months of 2011 increased sales volumes. Gross margin has increased in both periods primarily because of the effects of higher selling prices and the benefit of higher production volumes, both of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). We estimate that changes in currency exchange rates decreased operating income by approximately $3 million in the first nine months of 2011 as compared to the same period in 2010 but had an insignificant effect on the third quarter of 2011.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. In the first nine months of 2010 and 2011 we recognized additional depreciation expense of $2.0 million and $2.1 million, respectively, which reduced our reported Chemicals Segment operating income as compared to amounts reported separately by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income:

Impact of changes in currency exchange rates Three months ended September 30, 2011 vs. September 30, 2010
	Transaction gains/ (losses) recognized			Translation gains impact of rate changes	Total currency impact 2010 vs. 2011
	2010	2011	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$38	$38
Operating income	5	(2)	(7)	7	—

Impact of changes in currency exchange rates Nine months ended September 30, 2011 vs. September 30, 2010
	Transaction gains/ (losses) recognized			Translation gains impact of rate changes	Total currency impact 2010 vs. 2011
	2010	2011	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$66	$66
Operating income	5	—	(5)	2	(3)

Outlook – During the first nine months of 2011 we operated our Chemicals Segment’s production facilities at near full practical capacity levels, consistent with our operating rates throughout 2010. We currently expect to continue to operate our facilities at near full practical capacity levels throughout the remainder of 2011. While we will continue to work on debottlenecking projects throughout the remainder of 2011 in order to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity and as a result our overall production volumes for 2011 will not be increased significantly as compared to 2010. Given our expectations for the level of our increased production capacity in 2011 discussed above, we similarly expect our sales volumes in 2011 will not increase significantly as compared to 2010.

Our Chemicals Segment implemented significant increases in TiO2 selling prices throughout 2010 and the first nine months of 2011. Our average TiO2 selling prices were 41% higher in the third quarter of 2011 as compared to the third quarter of 2010, and our average selling prices at the end of the third quarter of 2011 were 10% higher as compared to the end of the second quarter of 2011 and 32% higher as compared to the end of 2010. As a result, and based on expected continuation of strong demand levels and increases in our manufacturing costs discussed below, we anticipate our average selling prices will continue to increase during the remainder of 2011.

Throughout 2011, we have seen, and expect to continue to see, significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke, energy and freight costs which are being driven in part by escalating worldwide fuel prices. Overall, we currently expect our per metric ton cost of TiO2 we produce will increase approximately 10% to 15% in 2011 as compared to 2010. Given the current conditions for the TiO2 industry discussed above, we were able to, and expect to continue to be able to, recoup such higher costs through additional selling price increases.

Overall, we expect our Chemicals Segment’s operating income will continue to be significantly higher in the remainder of 2011 as compared to the same periods of 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

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

Component Products –

The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended September 30,			Nine months ended September 30,
	2010	2011	% Change	2010	2011	% Change
	(Dollars in millions)

Net sales	$35.7	$35.8	—%	$102.9	$105.8	3%
Cost of sales	26.1	27.2	4	75.3	78.7	5

Gross margin	$9.6	$8.6	(12)%	$27.6	$27.1	(2)%

Operating income	$3.1	$1.5	(52)%	$7.8	$13.4	72%

Percent of net sales:
Cost of sales	73%	76%		73%	74%
Gross margin	27	24		27	26
Operating income	9	4		8	13

Net Sales – Our Component Products Segment’s net sales were comparable in the third quarter and increased 3% in the first nine months of 2011 as compared to the same periods in 2010. Net sales in the first nine months of 2011 increased due to an increase in order rates from many of our customers during the first half of 2011 resulting from improving economic conditions in North America. In addition, the security products reporting unit’s sales represented the largest contributor to the increase in sales due to stronger sales to customers in the transportation market. Sales related to the July 2011 acquisition of an ergonomics components products business were not significant to the third quarter or first nine-month periods of 2011. See Notes 2 and 9 to our Condensed Consolidated Financial Statements.

Cost of Sales – Our Component Products Segment’s cost of sales and gross margin ratios deteriorated slightly in the third quarter and first nine months of 2011 compared 2010. Both the quarter and nine month period comparisons were negatively impacted by higher raw material costs, a less favorable product mix and the relative changes in currency exchange rates. Additionally, the nine month period was partially offset by the positive impact of increased leverage of fixed costs from higher sales.

Operating Income – Operating income improved significantly in the first nine months of 2011 compared to 2010 but declined in the third quarter of 2011 compared to the same period in 2010 due to the net effects of (i) the patent litigation settlement gain in the first quarter of 2011 of approximately $7.5 million as discussed in Note 14 to our Condensed Consolidated Financial Statements, (ii) lower patent litigation legal expenses resulting from the settlement of approximately $.2 million and $1.9 million in the third quarter and first nine months of 2011 compared to the same periods in 2010, respectively, (iii) relocation costs associated with the consolidation of two precision slide facilities of approximately $.2 million and $2.0 million in the third quarter and first nine months of 2011, respectively, (iv) a write-down on assets held for sale totaling $1.1 million in the third quarter of 2011 compared to a write-down of $.5 million in the third quarter of 2010 (See Note 6 to our Condensed Consolidated Financial Statements) and (v) the decline in gross margin percentage in the third quarter and first nine months of 2011 noted above.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets all of which are located outside the United States (in Canada and Taiwan). The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our foreign operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, CompX’s non-local operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-U.S. currency sales or operating costs are initially accrued and when such amounts are settled. Our Component Products Segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding period in the prior year.

Overall, fluctuations in currency exchange rates had the following effects on our Component Products Segment’s net sales and operating income:

Impact of changes in currency exchange rates Three months ended September 30, 2011 vs. 2010
	Transaction gains/(losses) recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2011 vs. 2010
	2010	2011	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$.2	$.2
Operating income	(.1)	.4	.5	(.6)	(.1)

Impact of changes in currency exchange rates Nine months ended September 30, 2011 vs. 2010
	Transaction gains/(losses) recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2011 vs. 2010
	2010	2011	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$.5	$.5
Operating income	(.1)	.4	.5	(1.6)	(1.1)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar. The negative impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar. This negatively impacted our Component Products Segment’s gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Outlook – Demand for our Component Products Segment’s products increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. However, during the later part of the second quarter and continuing into the third quarter, customer orders were flat which appeared to be consistent with the overall economic activity in North America during that period. It is uncertain whether sales growth will return over the next several months. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of our furniture components reporting unit’s facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our Component Products Segment’s primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 17% of our total cost of goods sold. Compared to the first nine months of 2010, our cost of these raw materials increased in 2011 between approximately 14% and 24%. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be affected by commodity raw material cost pressures as is currently the case.

As discussed in Note 14 to our Condensed Consolidated Financial Statements, our Component Products Segment has been involved in certain patent infringement litigation, which has in the past resulted in the segment incurring significant litigation expense. With the settlement reached during the first quarter of 2011, we do not expect our Component Products Segment to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-US operations. At the end of the third quarter the U.S. dollar significantly strengthened although we expect this to be temporary and expect the U.S. dollar will weaken during the fourth quarter and remain below rates that were in effect in 2010, which will likely have a negative impact on our 2011 results in comparison to 2010. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates.

Waste Management –

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)

Net sales	$.9	$.4	$6.4	$1.2
Cost of sales	6.0	6.5	18.5	18.4

Gross margin	$(5.1)	$(6.1)	$(12.1)	$(17.2)

Operating loss	$(8.1)	$(9.7)	$(22.8)	$(27.9)

General – We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of LLRW and mixed LLRW. We previously filed license applications for such disposal capabilities with the applicable Texas state agencies. In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, TCEQ issued a near-surface LLRW and mixed LLRW disposal license to us. This license was signed in September 2009. Construction of the LLRW site began in January 2011 and the Compact Waste Disposal facility was completed in October 2011. We expect the Compact Waste Disposal facility will be operational in December 2011 following certain operational and administrative reviews by the TCEQ. Construction of the Federal Waste Disposal facility began in January 2011 and is expected to be operational in the spring of 2012 following certain operational and administrative reviews by the TCEQ. While the start of operations of the LLRW disposal facility is pending, we currently have facilities that allow us to treat, store and dispose of a broad range of hazardous and toxic wastes and byproducts material, and to treat and store a broad range of LLRW and mixed LLRW.

Net Sales and Operating Loss – The Waste Management Segment’s sales decreased in both periods of 2011 compared to 2010, primarily due to lower disposal activities in 2011. In 2010 the Waste Management Segment’s operating loss included a previously-reported contract termination expense of $1.1 million related to an agreement to terminate a disposal contract with a former customer. Our Waste Management operating loss was higher in both periods of 2011 compared to 2010 in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our byproduct disposal license, preparing to operate under our new LLRW license, as well as our inability to undertake new projects without the completion of our new disposal facilities. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, we are in process of constructing the facilities we will need to provide “one-stop shopping” for hazardous, toxic, LLRW and mixed LLRW and radioactive byproduct material. WCS will have the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe will give WCS a significant and valuable competitive advantage in the industry once the facility is operational, which is expected to occur in December 2011. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

General Corporate Items, Other Items, Interest Expense, Income Taxes (Benefit) and Noncontrolling Interest – 2011 Compared to 2010

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2011 and 2010 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the third quarters of 2010 and 2011 and $19.0 million in each of the first nine months of 2010 and 2011.

Insurance Recoveries – Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. We have agreements with certain former insurance carriers pursuant to which the carriers reimburse NL for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses NL for a portion of our future asbestos litigation defense costs. We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Substantially all of the insurance recoveries NL recognized in the third quarter 2011 relate to a new settlement we reached with one of our former insurance carriers in September 2011 in which they agreed to reimburse NL for a portion of our past lead pigment litigation defense costs.

In addition to the insurance recoveries discussed above, our insurance recoveries in 2010 include an insurance recovery recognized in the first quarter of 2010 in connection with the litigation settlement discussed below. NL had insurance coverage for a portion of the litigation settlement, and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

Corporate Expenses and Other Items, Net – Our results of operations in the first quarter of 2010 includes the previously-reported litigation settlement expense of $32.2 million. Our results of operations in the third quarter of 2010 include the previously-reported litigation settlement gain of $6.3 million.

Corporate expenses were 21% higher at $9.2 million in the third quarter of 2011 compared to $7.6 million in the same period in 2010, and were 48% higher at $32.6 million in the first nine months of 2011 compared to $22.0 million in the same period of 2010. Corporate expenses increased primarily due to higher environmental remediation and related expense in 2011. Included in corporate expense are:

•

litigation and related costs at NL of $2.4 million and $5.4 million in the third quarter and first nine months of 2011, respectively, compared to $1.6 million and $6.6 million (exclusive of the $32.2 million litigation settlement expense described above) in the same periods of 2010 and

•

environmental remediation and related expense of $.7 million and $10.5 million in the third quarter and first nine months of 2011, respectively, compared to expense of $.5 million in the third quarter of 2010 and a credit of $.3 million in the first nine months of 2010.

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

Overall we expect that our net general corporate expenses for all of calendar 2011 will be higher than 2010 due to higher expected litigation and environmental remediation and related expenses. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2011, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”). In this regard, in March 2011, Kronos redeemed €80 million of its 6.5% Senior Secured Notes and borrowed under its European revolving credit facility in order to fund the redemption. During the third quarter of 2011, Kronos repurchased in open market transactions an aggregate €30.4 million principal amount of its Senior Secured Notes (including €3.0 million for which settlement did not occur until October 2011). In the first quarter of 2011, we recognized a $3.3 million pre-tax interest charge related to the redemption of €80 million of the 6.5% Senior Secured Notes, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed net Senior Notes. In the third quarter of 2011, we recognized a $.1 million net gain on the €30.4 million principal amount of Senior Notes repurchased in open market transactions. See Note 9 to our Condensed Consolidated Financial Statements.

Interest expense decreased to $15.2 million in the third quarter of 2011 from $16.7 million in the third quarter of 2010 and decreased to $48.3 million in the first nine months of 2011 from $51.1 million in the first nine months of 2010 primarily due to the net effects of decreased average borrowings under our revolving credit facilities, the prepayment of and open market purchases of a portion of the 6.5% Senior Secured Notes discussed above and changes in currency exchange rates. Excluding the effect of currency exchange rates, we expect interest expense will continue to be lower in 2011 as compared to 2010 due to continued lower average balances of outstanding borrowings at Valhi parent and Kronos in 2011.

Provision for Income Taxes – Our income tax provision was $55.4 million in the third quarter of 2011 compared to $24.0 million in the third quarter of 2010 and $127.7 million in the first nine months of 2011 compared to $5.8 million in the first nine months of 2010. Our tax rate varies as the contribution of income from our business units change. This increase in provision for income taxes was primarily due to improved income from operations in the first nine months of 2011 compared to the same period in 2010. Our income tax expense for the first nine months of 2011 includes $13.2 million third quarter provision for U.S. incremental income taxes on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the repurchases of Kronos’ Senior Secured Notes. In addition, our income tax expense for the first nine months of 2011 includes a net benefit of $6.7 million (primarily in the third quarter) related to a decrease in the reserve for uncertain tax positions. See Note 12 to our Condensed Consolidated Financials Statements.

Our income tax expense in the first nine months of 2010 includes a first quarter income tax benefit of $35.2 million related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards. Our income tax expense in the first nine months of 2010 also includes an aggregate first quarter provision for deferred income taxes of $1.9 million on the pre-2005 undistributed earnings of our Taiwanese subsidiary, and a charge of $5.2 million (primarily in the third quarter) related to an increase in the reserve for uncertain tax positions.

We have substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010). At September 30, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic conditions for Kronos’ German operations were to become unfavorable for an extended period of time, or if we were to generate losses at Kronos’ German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos. The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate. The aggregate amount of such deferred income taxes associated with our investment in Kronos included in our provision for income taxes was a deferred income tax expense of $18.2 million in the first nine months of 2010. In addition, there is a maximum amount of deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we reached such maximum amount in the fourth quarter of 2010. As a result, we currently do not expect to be required to recognize any additional deferred income taxes with respect to our direct investment in Kronos in 2011.

See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2011 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in net income was $21.6 million and $57.3 million in the third quarter and first nine months of 2011, respectively, compared to $3.7 million and $7.1 million in the same periods of 2010. The increase is primarily due to the net effects of significantly improved operating income at Kronos and a decline in our ownership percentage in Kronos to 80% from 95% due to a secondary stock offering Kronos completed in November 2010.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities –

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities increased significantly from $61.5 million cash provided by operations in the first nine months of 2010 to $220.5 million provided in the first nine months of 2011. This $159.0 million net improvement in the amount of cash provided was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2011 of $287.0 million compared to 2010;

•	net cash paid for taxes of $48.1 million in 2011 compared to net cash refunds received of $10.7 million in 2010 due to our improved earnings;

•	higher cash paid for interest of $6.0 million primarily due to the call premium paid of $2.5 million in 2011 related to the redemption of €80 million of our Senior Notes;

•	the $19.0 million paid in 2010 in relation to litigation settlement expense;

•	proceeds of $4.0 million from a litigation settlement received in July 2010; and

•

changes in receivables, inventories, payables and accrued liabilities in 2011 used $121.2 million of net cash in 2011, an increase in the amount of cash used of $91.5 million compared to 2010, primarily due to increased sales and production volumes.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•	Kronos’ average days sales outstanding (“DSO”) was comparable at December 31, 2010 and September 30, 2011;

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2010 to September 30, 2011;

•	CompX’s average DSO increased slightly from December 31, 2010 to September 30, 2011; and

•	CompX’s average DSI decreased from December 31, 2010 to September 30, 2011 due to targeted inventory reduction initiatives.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2009	September 30, 2010	December 31, 2010	September 30, 2011

Kronos:
Days sales outstanding	56 days	62 days	55 days	55 days
Days sales in inventory	58 days	42 days	52 days	48 days

CompX:
Days sales outstanding	37 days	45 days	41 days	42 days
Days sales in inventory	64 days	63 days	70 days	67 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2010	2011
	(In millions)

Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$30.5	$81.4
Kronos	67.7	243.2
NL exclusive of its subsidiaries	(8.2)	18.0
CompX	5.8	8.3
WCS	(14.9)	(23.8)
Tremont	(.2)	(1.0)
Other	—	(.1)
Eliminations	(19.2)	(105.5)

Total	$61.5	$220.5

Investing Activities –

We spent $91.1 million in capital expenditures during the first nine months of 2011 as follows:

•	$50.6 million in our Waste Management Segment;

•	$38.7 million in our Chemicals Segment; and

•	$ 1.8 million in our Component Products Segment.

Our Waste Management Segment had $6.6 million in expenditures for capitalized permit costs.

We had the following market transactions during the nine months of 2011:

•	purchases of TIMET common stock for $30.4 million, including late 2010 trades settled in 2011; and

•	net purchases of mutual funds and other marketable securities of $47.8 million.

Financing Activities –

During the nine months ended September 30, 2011, we:

•

redeemed €80 million principal amount of Kronos’ our €400 million 6.5% Senior Secured Notes at 102.17% of the face value for an aggregate of $115.7 million, including a $2.5 million call premium on March 24, 2011;

•

borrowed €80 million ($113.3 million when borrowed) under Kronos’ European credit facility in order to fund the €80 million redemption of Kronos’ Senior Secured Notes, and subsequently repaid €80 million ($115.0 million when repaid);

•	repurchased €27.4 million principal amount of Kronos’ 6.5% Senior Secured Notes in open market transactions for an aggregate of €27.2 million ($39.3 million);

•

repaid the $3.0 million outstanding balance on CompX’s bank credit facility and subsequently borrowed Cdn. 5.0 million ($5.3 million when borrowed) to fund CompX’s acquisition of an ergonomic component products business;

•	repaid $4.8 million on CompX promissory note payable to TIMET;

•

paid a quarterly dividend to Valhi stockholders of $.10 per share in the first quarter of 2011 and $.125 per share in the second and third quarters of 2011 for an aggregate dividend of $39.6 million; and

•	our subsidiary Kronos acquired .5 million shares of our stock, which we account for as treasury stock, in market transactions for $9.5 million.

Distributions to noncontrolling interest in subsidiaries in the first nine months of 2011 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us and Kronos dividends paid to shareholders other than NL or us.

Outstanding Debt Obligations

At September 30, 2011, our consolidated indebtedness was comprised of:

•	KII’s €292.6 million aggregate principal amount of its 6.5% Senior Secured Notes ($397.6 million) due in 2013;

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	Cdn. 5 million ($4.8 million) under CompX’s revolving credit facility which matures in January 2012;

•	CompX’s promissory note payable to TIMET ($37.5 million outstanding) which is due in 2014;

•	NL’s $18.0 million promissory note issued in connection with a litigation settlement due in 2011 and 2012;

•	WCS’ $72.0 million financing capital lease ($71.4 million outstanding) with Andrews County, Texas which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;

•	WCS’ two 6.0% promissory notes ($15.7 million outstanding) due in 2011 through 2014; and

•	approximately $7.4 million of other indebtedness, primarily capital lease obligations.

In October 2011, CompX collected the $15.0 million principal amount due under its real-estate related promissory note receivable, and subsequently made a $15.0 million prepayment on the promissory note payable to affiliate. See Note 9 to the Condensed Consolidated Financial Statements.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at September 30, 2011. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2012) and our long-term obligations (defined as the five-year period ending September 30, 2016, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2011, we had credit available under existing facilities of approximately $242 million, which was comprised of:

•	$109 million under Kronos’ European credit facility;

•	$33 million under CompX’s bank credit facility; and

•	$100(1) million under Valhi’s Contran credit facility.

(1)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At September 30, 2011, we had an aggregate of $285.1 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $44.6 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Amount	Held outside U.S.
	(In millions)

Kronos	$221.7	$40.3
NL exclusive of its subsidiaries	32.1	—
Valhi exclusive of its subsidiaries	14.0	—
CompX	8.5	4.3
Tremont	8.4	—
WCS	.4	—

Total cash and cash equivalents, restricted cash and marketable securities	$285.1	$44.6

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2011 will be approximately $164 million as follows:

•	$80 million by our Chemicals Segment, including approximately $21 million in the area of environmental protection and compliance;

•	$4 million by our Component Products Segment; and

•	$80 million by our Waste Management Segment.

The WCS amount includes approximately $6 million in capitalized permit costs. Capital spending for 2011 is expected to be funded through cash generated from operations and credit facilities. Our Waste Management Segment’s LLRW disposal license was issued in January 2009 and signed in September 2009. With the receipt of this license, WCS began construction of its Compact and Federal Waste Disposal facilities in January 2011. Approximately $70 million of WCS’ planned capital spending relates to the new facility.

Planned capital expenditures in 2011 at Kronos are for major improvements and upgrades to our existing facilities during 2011. Planned capital expenditures for CompX will primarily be to maintain our facilities.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At September 30, 2011 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our board of directors.

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

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At September 30, 2011 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures for all periods to give effect to the stock split. Kronos’ stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. In February 2009, Kronos’ board suspended its regular quarterly dividend after considering the challenges and opportunities that existed in the TiO2 products industry, and resumed its dividend in the fourth quarter of 2010 at a rate of $.125 per share in response to favorable economic conditions. In May 2011, Kronos’ board increased its regular quarterly dividend to $.15 per share. Based on the 58.0 million shares we held of Kronos common stock at September 30, 2011, we would receive aggregate annual regular dividends from Kronos of $33.3 million in 2011, including $8.7 million in the fourth quarter. In addition, in February 2011 the Kronos board of directors declared and paid a special dividend of $.50 per share for which we received $29.0 million. NL’s current quarterly cash dividend is $.125 per share. Based on the 40.4 million shares we held of NL common stock at September 30, 2011, we would receive aggregate annual dividends from NL of $20.2 million in 2011, including $5.0 million in the fourth quarter. We do not expect to receive any distributions from WCS during 2011. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. In December 2010, using a portion of the net proceeds WCS received from the December 2010 sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our 2010 Annual Report, WCS loaned approximately $30 million to our subsidiary for cash management purposes, which intercompany loan is also eliminated in our Consolidated Financial Statements. During the second quarter of 2011 our subsidiary repaid the loan from WCS. Beginning in the second quarter of 2011 and through September 30, 2011, WCS borrowed $51.4 million from our subsidiary. WCS will likely borrow additional amounts from us during the fourth quarter of 2011 under the terms of the revolving credit facility. At September 30, 2011, WCS can borrow an additional $58.6 million under this facility, which matures in March 2012.

In June 2010, NL entered into a promissory note with Valhi that allows NL to borrow up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. During the first nine months of 2011, NL repaid a net $.4 million to us and had $10.9 million outstanding at September 30, 2011. We expect NL will likely borrow additional amounts from us during the fourth quarter of 2011. At September 30, 2011, NL could borrow $29.1 million under this facility, which matures no earlier than March 2012 and no later than December 2012. Principal amounts borrowed under this note are at the sole discretion of Valhi.

In November 2010, Valhi entered into a promissory note with Kronos that, as amended, allows Valhi to borrow up to $175 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. During the first nine months of 2011, Valhi borrowed a net $41.4 million from Kronos for a total outstanding balance of $103.3 million at September 30, 2011. We expect Valhi will likely borrow additional amounts from Kronos during the fourth quarter of 2011. At September 30, 2011, Valhi could borrow an additional $71.7 million under this facility. In June 2011, we amended the maturity date of our $175 million unsecured revolving demand promissory note to Kronos. As amended, all principal is due on demand, but in any event no earlier than December 31, 2013. Principal amounts borrowed under this note are at the sole discretion of Kronos.

Investment in The Amalgamated Sugar Company LLC –

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual “base level” of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC’s distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC’s current projections for 2011, we expect distributions received from the LLC in 2011 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

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

Recent Accounting Pronouncements

See Note 17 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first nine months of 2011 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. Except as disclosed below, there have been no material changes in these market risks since we filed our 2010 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in currency exchange rates.

Marketable Equity and Debt Securities prices – As of December 31, 2010 and September 30, 2011, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities. The aggregate market value of these equity securities was $92.1 million at December 31, 2010 and $150.3 million at September 30, 2011. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $9.2 million at December 31, 2010 and $15.1 million at September 30, 2011. See Note 15 to our Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In addition to the matters discussed below, please refer to Note 14 to our Condensed Consolidated Financial Statements, to our 2010 Annual Report and to our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2011.

Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). In October 2011, the United States Court of Appeals for the Third Circuit reversed the dismissal of the case and remanded it to the district court for further proceedings.

ASARCO LLC. v. NL Industries, Inc., et al.(SEMO). (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). In September 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Southeast Missouri Mining District (“SEMO” or “SEMO Sites”). We intend to deny liability and to defend vigorously against all of the claims.

Item 1A.	Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2010 Annual report. There have been no material changes to such risk factors during the first nine months of 2011.

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

VALHI, INC. (Registrant)

Date	November 2, 2011	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date	November 2, 2011	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)