Form 10-K
period 2011-12-31
VALHI INC /DE/
filed 2012-03-07
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None.

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No   ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐     No   ☒

Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☒

non-accelerated filer	☐ (Do not check if a smaller reporting company)	smaller reporting company	☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No   ☒ .

The aggregate market value of the 5.6 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2011 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $232.3 million.

As of March 2, 2012, 113,036,483 shares of the Registrant’s common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. We are majority owned by Contran and its subsidiaries, which own approximately 95% of our outstanding common stock at December 31, 2011. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Key events in our history include:

•	1979—Contran acquires control of LLC;

•	1981—Contran acquires control of our other predecessor company;

•	1982—Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;

•	1984—Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;

•	1986—Contran acquires control of NL, which at the time owns 100% of Kronos and a 50% interest in Titanium Metals Corporation (“TIMET”);

•	1987—LLC and another Contran controlled company merge to form Valhi, our current corporate structure;

•	1988—NL spins-off an entity that includes its investment in TIMET;

•	1995—WCS begins start-up operations;

•	1996—TIMET completes an initial public offering;
•	2003—NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;

•	2004 through 2005—NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;

•	2007—We distribute all of our TIMET common stock to our shareholders through a stock dividend;

•	2008—WCS receives a license for the disposal of byproduct material and begins construction of the byproduct facility infrastructure;

•	2009—WCS receives a license for the disposal of Class A, B and C low-level radioactive waste and completes construction of the byproduct facility;

•	2010—Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%;

•	2011—WCS begins construction on its Compact and Federal low-level and mixed low-level radioactive waste (“LLRW”) disposal facilities; and

•	2012—Construction for the Compact and Federal LLRW disposal facilities is completed.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of certain of our businesses (such as Kronos’ titanium dioxide pigment (“TiO2”) operations);

•	Customer inventory levels;

•	Changes in raw material and other operating costs (such as energy, ore and steel costs)and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw materials (such as ore);

•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China);

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;

•	Customer and competitor strategies;

•	The impact of pricing and production decisions;

•	Competitive technology positions;

•	The introduction of trade barriers;

•	The ability of our subsidiaries to pay us dividends;

•	The impact of current or future government regulations (including employee healthcare benefit related regulations);

•	Uncertainties associated with new product development and the development of new product features;

•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar) or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro;

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

Segments

We have three consolidated operating segments at December 31, 2011:

Chemicals Kronos Worldwide, Inc.	Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added TiO2, a base industrial product used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.

Component Products CompX International Inc.	We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. CompX manufactures engineered components that are sold to a variety of industries including office furniture, recreational transportation (including boats), mailboxes, toolboxes, home appliances, banking equipment, vending equipment and computer related equipment. CompX has production facilities in North America and Asia.

Waste Management Waste Control Specialists LLC	WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. In January 2009 WCS received a LLRW disposal license, which was signed in September 2009. Construction of the LLRW disposal facilities began in 2011 and we currently expect them to be fully certified and operational in the first half of 2012.

For additional information about our segments and equity investments see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 7 to our Consolidated Financial Statements.

CHEMICALS SEGMENT—KRONOS WORLDWIDE, INC.

Business Overview—Through our majority-controlled subsidiary, Kronos, we are leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America. We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3.3% since 1990. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2. We believe that North America and Western Europe currently account for approximately 16% and 22% of global TiO2 consumption, respectively. Markets for TiO2 are increasing in South America, Eastern Europe, the Far East and China and we believe these are significant markets that will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has modestly increased primarily due to debottlenecking existing production facilities. However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues. Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories. As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase throughout 2010 and 2011. Further increases in TiO2 selling prices are expected to be implemented in 2012.

Products and End-use Markets

We, including our predecessors, have produced and marketed TiO2 in North America and Europe, our primary markets, for over 90 years. We believe that we are the largest producer of TiO2 in Europe with approximately one-half of our sales volumes attributable to markets in Europe. The table below shows our market share for our significant markets, Europe and North America, for the last three years. Market share data prior to 2011 has been restated to include China, India and certain other smaller global markets.

	2009	2010	2011
Europe	18%	19%	19%
North America	17%	18%	17%

We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 10% share of worldwide TiO2 sales volume in 2011. Overall, we are the world’s third-largest producer of TiO2.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a powder or slurry form via rail, truck or ocean carrier. Sales of our core TiO2 pigments represented approximately 92% of our net sales in 2011. We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate sales volume by geographic region and end use for the year ended December 31, 2011:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End-use
Europe	53%	Coatings	53%
North America	32%	Plastics	35%
Asia Pacific	10%	Other	8%
Rest of World	5%	Paper	4%

Some of the principal applications for our products include the following:

TiO2 for Coatings—Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. In general, the higher the opacity requirement of the coating, the greater is its TiO2 content.

TiO2 for Plastics—We produce TiO2 pigments that improve the optical and physical properties in plastics, including whiteness and opacity. TiO2 is used to provide opacity in items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding. TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages. TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color. TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market. In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films.

TiO2 for Paper—Our TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability. Although we sell our TiO2 to all segments of the paper end-use market, our primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure. The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns. Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard. TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for Other Applications—We produce TiO2 to improve the opacity and hiding power of printing inks. TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures. Our TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent. In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance. Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 8% of our net sales in 2011:

•

We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. We commenced production from our second mine in 2009. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. We believe that we have a significant competitive advantage because our mines supply our feedstock requirements for all of our European sulfate-process plants. We also sell ilmenite ore to third-parties, some of whom are our competitors. The mines have estimated ilmenite reserves that are expected to last at least 50 years.

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

Manufacturing, Operations and Properties

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of TiO2 supply tightness. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and in 2011, chloride process production facilities represented approximately 55% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

•

Chloride Process—The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. This process has also gained market share over the sulfate process because of the relatively lower upfront capital investment in plant and equipment required. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process. The chloride process produces an intermediate base pigment with a wide range of properties.

•

Sulfate Process—The Sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron) the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

We produced 550,000 metric tons of TiO2 in 2011, up from the 524,000 metric tons we produced in 2010. Our TiO2 production in 2011 was a new record for us. Such production amounts include our 50% interest in the TiO2 manufacturing joint venture discussed below in “TiO2 Manufacturing Joint Venture.” Our average production capacity utilization rates were approximately 76% in 2009, near full capacity in 2010 and at full capacity in 2011. In late 2008, and as a result of the sharp decline in global demand, we experienced a build up in our inventory levels. In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009. Consequently, our average production capacity utilization rates were approximately 58% during the first half of 2009 as compared to 94% during the second half of 2009.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Our production capacity in 2011 was 550,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of our expected 2012 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	39%	26%

Nordenham, Germany	TiO2 production, sulfate process, co-products	—	40

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	—

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	21

Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	13

Lake Charles, LA, US (3)	TiO2 production, chloride process	19	—

Total		100%	100%

(1)

The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-third of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long-term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years.
(3)

We operate this facility in a 50/50 joint venture with Tioxide Americas Inc., a subsidiary of Huntsman Corporation and the amount indicated in the table above represents our share of the TiO2 produced by the joint venture. See Note 7 to our Consolidated Financial Statements and “TiO2 Manufacturing Joint Venture.”

We own the land underlying all of our principle production facilities unless otherwise indicated in the table above.

Our production capacity has increased by approximately 20% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that our annual attainable production capacity for 2012 is approximately 550,000 metric tons and we currently expect we will operate at near full production capacity for the year.

We also operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. In addition, we operate a rutile slurry manufacturing plant in Lake Charles, Louisiana, which converts dry pigment manufactured at the Lake Charles TiO2 facility for us into a slurry form that is then shipped to customers.

We have various corporate and administrative offices located in the U.S., Germany, Norway, Canada and Belgium and various sales offices located in the U.S., Canada, Belgium, France, the Netherlands and the United Kingdom.

TiO2 Manufacturing Joint Venture

Kronos Louisiana, Inc., one of our subsidiaries, and a subsidiary of Huntsman Corporation each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P., or LPC. LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. We and Huntsman share production from the plant equally pursuant to separate offtake agreements.

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

We are required to purchase one-half of the TiO2 produced by the joint venture. The joint venture is not consolidated in our financial statements, because we do not control it. We account for our interest in the joint venture by the equity method. The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture. We share all costs and capital expenditures equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced. Our share of net costs is reported as cost of sales as the TiO2 is sold. See Notes 7 and 16 to our Consolidated Financial Statements.

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Exxaro TSA Sands (PTY) LTD under a supply contract that expires in December 2012. We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015. We purchase natural rutile ore primarily from Iluka Resources, Limited under contracts that expire in 2012. In the past we have been, and we expect that we will continue to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2011. We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014. We expect the raw materials purchased under these contracts to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers.

The following table summarizes our raw materials purchased or mined in 2011.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	486

Sulfate process plants:
Ilmenite ore mined and used internally	326
Purchased slag	25

Sales and Marketing

Our marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts. Because TiO2 represents a significant raw material cost for our customers, the purchasing decisions are often made by our customers’ senior management. We work to maintain close relationships with the key decision makers, through in-depth frequent in-person meetings. We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organization using our direct sales force and technical service group to accomplish this objective. We believe this has helped build customer loyalty to Kronos and strengthened our competitive position. Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses. Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices. This focus includes continuously reviewing and optimizing our customer and product portfolios.

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

We sell to a diverse customer base and no single customer made up more than 10% of our sales for 2011. Our largest ten customers accounted for approximately 30% of sales in 2011.

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

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2011, we had an estimated 10% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH. The top five TiO2 producers account for approximately 59% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2011:

Worldwide Production Capacity—2011
DuPont	20%
Cristal	12
Kronos	10
Huntsman	9
Tronox	8
Other	41

DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor. Tronox filed for Chapter 11 bankruptcy protection in January 2009 and continued to operate as a debtor-in-possession until February 2011, at which time it emerged from Chapter 11. During 2011, Tronox agreed to participate in certain transactions that, if approved, would give Exxaro Mineral Sands, a major producer of titanium ore feedstock, an ownership interest in Tronox. There can be no assurance that such transactions involving Tronox would be approved and completed.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shut down of TiO2 plants in France, the United States, the United Kingdom and China. In addition, in May 2011, Dupont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity in the next three years. Although overall industry demand is expected to be higher in 2012 as compared to 2011 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects. If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or expand existing capacity. In addition, we believe the suppliers of titanium-containing feedstock do not currently have the ability to supply the raw materials that would be required to operate any such new TiO2 production capacity until they have invested in additional infrastructure required to expand their own production capacity, which we believe will take a few years to complete. We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and Development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications. Our expenditures for these activities were approximately $12 million in 2009, $13 million in 2010 and $20 million in 2011. We expect to spend approximately $22 million on research and development in 2012.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since 2006, we have added five new grades for plastics and coatings.

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

Patents—We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products. Our patent strategy is important to us and our continuing business activities. In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe. U.S. Patents are generally in effect for 20 years from the date of filing. Our U.S. patent portfolio includes patents having remaining terms ranging from one year to 20 years.

Trademarks and Trade Secrets—Our trademarks, including Kronos®, are covered by issued and/or pending registrations, including in Canada and the United States. We protect the trademarks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks. We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures. We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees

As of December 31, 2011, our Chemicals Segment employed the following number of people:

Europe	1,985
Canada	440
United States (1)	45

Total	2,470

(1)	Excludes employees of our Louisiana joint venture.

Our employees at each of our production facilities are organized by labor unions. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. In Canada, our union employees are covered by a collective bargaining agreement that expires in 2013.

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

Our U.S. manufacturing operations are governed by federal, state and local environmental and worker health and safety laws and regulations. These include the Resource Conservation and Recovery Act, or RCRA, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, or CERCLA, as well as the state counterparts of these statutes. Some of these laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of, and were not responsible for, such contamination. These laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. Although we have not incurred and do not currently anticipate any material liabilities in connection with such environmental laws, we may be required to make expenditures for environmental remediation in the future.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date. Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central data base. REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe. Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase our production costs. We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU. We spent $.7 million in 2009, $2.6 million in 2010 and $.4 million in 2011 on REACH compliance and we do not anticipate that future compliance costs will be material to us.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $30.2 million in 2011 and are currently expected to be approximately $26 million in 2012.

COMPONENT PRODUCTS SEGMENT—COMPX INTERNATIONAL INC.

Business Overview—Through our majority-controlled subsidiary, CompX, we are a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries. We are also a leading manufacturer of stainless steel exhaust systems, gauges, and throttle controls for the marine industry. Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

Manufacturing, Operations and Products—Component Products Segment has a security products reporting unit, with one manufacturing facility in South Carolina and one in Illinois shared with its marine components reporting unit. The security products reporting unit manufactures mechanical and electronic cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments, gas station security. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;

•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64 (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) and TuBar®; and

•

our innovative eLock and Stealthlock electronic locks which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of our security products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to lock distributors and smaller original equipment manufacturers (“OEMs”) via our STOCK LOCKS® distribution program.

Our Component Products Segment’s furniture components reporting unit, with facilities in Canada and Taiwan, manufactures a complete line of precision ball bearing slides and computer keyboard, monitor and CPU support systems for use in applications such as file cabinets, desks, computer server racks, wall mounted computer applications, home appliances, tool storage cabinets, imaging equipment, automated teller machines and other applications. These products are manufactured to customer specifications and include:

•	our patented Integrated Slide Lock which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;

•	our patented adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as mechanic toolboxes, from opening while in movement;

•	our Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers;

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

•

keyboard, monitor and CPU wall mounts that retract against a wall for use in healthcare environments such as hospital rooms where healthcare professionals need access to technology that can be recessed against a wall when not in use.

Our Component Products Segment also has a marine components reporting unit, with a facility in Wisconsin and a facility shared with its security products in Illinois. The marine components reporting unit manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats. Our specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;

•	high performance gauges such as GPS speedometers and tachometers;

•	controls, throttles, steering wheels and other billet aluminum accessories; and

•	dash panels, LED lighting, rigging and other accessories.

Our Component Products Segment operated five manufacturing facilities at December 31, 2011. For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials

Our primary raw materials are:

•	coiled steel (used in the furniture components reporting unit for the manufacture of precision ball bearing slides and ergonomic computer support systems);

•	zinc and brass (used in the security products reporting unit for the manufacture of locking mechanisms);

•	stainless steel (used primarily in the marine components reporting unit for the manufacture of exhaust headers and pipes and other components); and

•	plastic resins (used primarily in the furniture components reporting unit for injection molded plastics employed in the manufacturing of ergonomic computer support systems).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 18% of our total cost of sales for 2011.

We occasionally enter into short-term supply arrangements for our commodity related raw materials to mitigate the impact of future increases in raw material prices that are affected by commodity markets. These arrangements generally provide for stated unit prices based upon achievement of specified purchase volumes, which helps us stabilize our commodity related raw material costs to a certain extent. Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 11 years at December 31, 2011. Our major trademarks and brand names include:

Security Products	Furniture Components	Marine Components
CompX® Security Products™	CompX® Precision Slides	Custom Marine®
National Cabinet Lock™ Fort Lock™ Fort® Timberline® Chicago Lock™ STOCK LOCKS™ KeSet® TuBar™ Stealth Lock ACE® ACE® II CompX eLock® Lockview® Software System 64®	CompX® Waterloo™ CompX ErgonomX® Dyanslide™ Waterloo Furniture Components Limited™ WFC™	Livorsi® Marine Livorsi II® Marine CMI™ Industrial Mufflers Custom Marine™ Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® CompX Marine®

Sales, Marketing and Distribution.

A majority of our component sales are direct to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturers’ representatives. We select manufacturers’ representatives based on special skills in certain markets or relationships with current or potential customers.

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

In 2011, our ten largest customers accounted for approximately 37% of our total sales; however, no one customer accounted for more than 10% of our sales. Of the 37% of total sales, 15% related to three security products customers, 9% related to four furniture components customers and 13% related to three customers in both of our security products and furniture components segments. Overall, our customer base is diverse and the loss of any single customer in itself would not have a material adverse effect on our operations.

Competition

The markets in which we participate are highly competitive. We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer. Our security products and furniture components reporting units compete against a number of domestic and foreign manufacturers. Our marine components reporting unit competes with small domestic manufacturers and is minimally affected by foreign competitors.

International Operations

Our Component Products Segment has substantial operations and assets located outside the United States, principally furniture component operations in Canada and Taiwan. The majority of our 2011 foreign sales are to customers located in Canada. These operations are subject to, among other things, currency exchange rate fluctuations. Our Component Products Segment’s operating income has in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss. We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or a similar event. We cannot predict, however, whether events of this type in the future could have a material adverse effect on our operations. See

Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and Note 1 to our Consolidated Financial Statements.

Regulatory and Environmental Matters

Our operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes (“Environmental Laws”). Our operations also are subject to federal, state, local and foreign laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Employees

As of December 31, 2011, our Component Products Segment employed the following number of people:

United States	457
Canada(1)	254
Taiwan	83

Total	794

(1)	Approximately 74% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement. A new collective bargaining agreement, providing for wage increases from 1% to 2%, was ratified in January 2012 and expires January 2015.

We believe our labor relations are good at all of our facilities.

WASTE MANAGEMENT SEGMENT—WASTE CONTROL SPECIALISTS LLC

Business Overview—Our Waste Management Segment was formed in 1995, and in early 1997 we completed construction of the initial phase of our waste management facility in West Texas. The original facility was initially designed for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. We received the first wastes for disposal in 1997. Subsequently, we expanded our authorizations to include the processing, treatment and storage of LLRW and mixed LLRW and the disposal of certain types of exempt LLRW. In May 2008, TCEQ issued a byproduct materials disposal license to us. In January 2009, TCEQ issued a near-surface low-level and mixed LLRW disposal license to us. This license was signed in September 2009.

We currently operate our waste management facility on a relatively limited basis. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. Construction of the Compact LLRW disposal facility was substantially complete in November 2011, and the Federal LLRW site was substantially complete in February 2012. We currently expect the Compact LLRW disposal facility will be fully certified and operational by the end of March 2012, with the Federal LLRW disposal facility fully certified and operational later in 2012.

Facility, Operations and Services—Our Waste Management Segment operates one waste management facility located on a 1,338-acre site in West Texas. The facility is permitted for 6.5 million cubic yards of airspace landfill capacity for the disposal of RCRA, TSCA, Byproduct and LLRW and mixed LLRW wastes. We also own approximately 13,500 acres of additional land surrounding the permitted site, a small portion of which is located in New Mexico, which is available for future expansion. We believe our facility has superior geological characteristics which make it an environmentally-desirable location for this type of waste disposal. The facility is located in a relatively remote and arid section of West Texas. The possibility of leakage into any underground water table is considered highly remote because the ground is composed of Triassic red bed clay and we do not believe there are any underground aquifers or other usable sources of water below the site based in part on extensive drilling by the oil and gas industry and our own test wells. Pursuant to the requirements of WCS’ LLRW disposal license, the State of Texas, acting by and through the TCEQ, owns the real property for WCS’ licensed “compact waste disposal facility” and leases it back to WCS; and WCS owns the real property for its licensed “federal waste disposal facility”. The remainder of WCS’ permitted site, and the Texas portion of the surrounding land described above, is subject to the sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our Consolidated Financial Statements.

The waste management facility operates under various licenses and permits, including in the following categories:

•

LLRW Disposal. The LLRW disposal license allows WCS to dispose of Class A, B and C LLRW in the Compact LLRW disposal facility and the Federal LLRW disposal facility. The Federal LLRW disposal facility is for LLRW that is the responsibility of the U.S. government under applicable law, and is also permitted for disposal of mixed LLRW. The Compact LLRW disposal facility is licensed to accept LLRW that was either generated in Texas or Vermont, or has been approved for importation to Texas by the Texas Low-Level Radioactive Waste Disposal Compact Commission. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. Construction of the Compact LLRW disposal facility was substantially complete in November 2011, and the Federal LLRW disposal facility was substantially complete in February 2012. We currently expect the Compact LLRW disposal facility will be fully certified and operational by the end of March 2012, with the Federal LLRW disposal facility fully certified and operational later in 2012. In order to fully utilize the Compact LLRW disposal facility, we must obtain a license amendment to allow the importation of LLRW, and the Texas Low-Level Radioactive Waste Disposal Compact Commission (“Texas Compact Commission”) must approve import agreements with out-of-compact generators. In order to fully utilize the Federal LLRW disposal facility, we must enter into a prime contract with the Department of Energy (“DOE”). A prime contract is a contract for the disposal of LLRW directly with the DOE or with a company that has a contract directly with the DOE, as long as such an agreement is reviewed by DOE prior to award.

•

LLRW Treatment/Storage. In November 1997, the Texas Department of State Health Services (“TDSHS”) issued a license to us for the treatment and storage, but not disposal, of LLRW and mixed LLRW. In June 2007, the TDSHS regulatory authority for this license was transferred to TCEQ. The current provisions of this license generally enable us to accept such wastes for treatment and storage from U.S. commercial and federal generators, including the DOE and other governmental agencies. We accepted the first shipments of such wastes in 1998.

•

Byproduct Disposal. In May 2008, TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We completed construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2009, and this facility began disposal operations in October 2009. Byproduct materials are disposed of in what we call the “Byproduct landfill.”

•

RCRA/TSCA/Exempt. Our Waste Management Segment has permits from the TCEQ and the U.S. Environmental Protection Agency (“EPA”) to accept hazardous and toxic wastes governed by RCRA and TSCA, for treatment, storage and/or disposal. In October 2005, our RCRA permit was renewed for a new ten-year period. Likewise in December 2010, our five-year TSCA authorization was renewed for a new five-year period. We have obtained additional authority to dispose of certain categories of LLRW, including naturally-occurring radioactive material (“NORM”) and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing). Materials disposed of under these permits and authorizations are disposed of in what we call the “RCRA landfill.”

Our LLRW Treatment/Storage facility also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the EPA or other regulatory bodies. Our 20,000 square foot treatment facility provides for waste treatment/stabilization, warehouse storage and treatment facilities for hazardous, toxic and mixed LLRW, drum to bulk, and bulk to drum materials handling and repackaging capabilities. Treatment operations involve processing wastes through one or more chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and results in the transformation of waste into inert materials through one or more of these chemical processes. Certain treatment processes involve technology which we may acquire, license or subcontract from third parties. Once treated and stabilized, waste currently is either; (i) placed in our landfills, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for final disposition. Only waste that meets certain specified regulatory requirements can be disposed of in our landfills.

Sales—Our Waste Management Segment’s target customers are industrial companies, including nuclear utilities, chemical, aerospace and electronics businesses and governmental agencies, including DOE, which generate low-level radioactive, hazardous, mixed low-level radioactive and other wastes. We employ our own salespeople to market our services to potential customers.

Competition—The hazardous waste industry (other than LLRW and mixed LLRW) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of waste generators to reduce the volume of waste and/or manage waste onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While we believe our broad range of permits for the treatment and storage of LLRW and mixed LLRW streams provide us certain competitive advantages, a key element of our long-term strategy is to provide “one-stop shopping” for hazardous, LLRW and mixed LLRW.

Competition within the hazardous waste industry is diverse and based primarily on facility location/proximity to customers, pricing and customer service. We expect price competition to continue to be intense for RCRA- and TSCA-related wastes. With respect to our low-level radioactive activities, our principal competitors are Energy Solutions, Inc., US Ecology Inc., and Perma-Fix Environmental Services, Inc. These competitors are well established and have significantly greater resources than we do, which could be important factors to our potential customers. We believe we may have certain competitive advantages, including our environmentally-desirable location, broad level of local community support, a rail transportation network leading to our facility and our capability for future site expansion.

The LLRW industry has very limited competition because; (i)commercial low-level waste disposal facilities can only be licensed by the Nuclear Regulatory Commission (“NRC”) or states that have an agreement with NRC to assume portions of its regulatory authority (“Agreement States”), (ii) the facilities must be designed, constructed and operated to meet strict safety standards and (iii) the operator of the facility must extensively characterize the site on which the facility is located and analyze how the facility will perform for thousands of years into the future. Prior to the receipt of our license, there were only three low-level waste disposal facilities in the United States. None of the three disposal facilities accept Class B or C LLRW from generators located in states which do not have a formal agreement with the state in which the disposal facility is located (the “Compact System” or the “Compact”). We believe we will be very competitive due to the limited amount of competition and our “one-stop shopping” capabilities once our new facilities are completed and in operation.

In the future, other commercial options may be available for the disposal of Class B/C radioactive waste. In addition, onsite storage by our customers is also an option and could be our biggest competition for disposal services. Eventually, waste in storage must be disposed of so the customers can decommission their facilities, so storage is only competing for the timing of the eventual disposal.

Regulatory and Environmental Matters—While the waste management industry has benefited from increased governmental regulation, it has also become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires waste management businesses to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the granting of permits. In addition, governmental policies and the exercise of broad discretion by regulators are subject to change. It is possible our ability to modify, obtain or retain permits on a timely basis could be impaired in the future. The loss of an individual permit or the failure to modify or obtain a permit could have a significant impact on our Waste Management Segment’s future operating plans, financial condition, results of operations or liquidity, especially because we only operate one disposal site. For example, adverse decisions by governmental authorities on our permit applications could cause us to abandon projects, prematurely close our facility or restrict operations. See “Facility, Operations and Services” above for a discussion of some of our Waste Management Segment’s permits. Our RCRA permit for the RCRA landfill expires in 2015 and TSCA authorization for the RCRA landfill expires in 2015. Our byproduct material disposal license expires in 2018 and our LLRW disposal license expires in 2024. Our RCRA permit for the Federal LLRW disposal facility expires in 2018, and the TSCA authorization for that facility is pending. Our LLRW treatment/storage license is under timely renewal and is currently being reviewed by the TCEQ. Such permits, licenses and authorizations can be renewed subject to compliance with the requirements of the application process and approval by the TCEQ or the EPA, as applicable.

The Texas Compact Commission is responsible for managing the disposal capacity of the Compact LLRW disposal facility. They do this by approving or denying export petitions from Texas Compact generators that wish to ship their waste to a different disposal site or approving or denying import petitions from out-of-compact generators that wish to ship their waste to the Compact LLRW disposal facility. The Texas Compact Commission has approved rules for the export and import of LLRW and is expected to consider import agreements in the second quarter of 2012.

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

The demand for certain hazardous and radioactive waste services we intend to provide is dependent in large part upon the existence and enforcement of federal, state and local environmental laws and regulations governing the discharge of those wastes into the environment. We and the industry as a whole could be adversely affected to the extent such laws or regulations are amended or repealed or their enforcement is lessened.

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

Employees—At December 31, 2011, we had 184 employees. We believe our labor relations are good.

OTHER

NL Industries, Inc.—At December 31, 2011, NL owned 87% of CompX and 30% of Kronos. NL also owns 100% of EWI RE, Inc., an insurance brokerage and risk management services company and also holds certain marketable securities and other investments. See Note 16 to our Consolidated Financial Statements for additional information.

Tremont LLC—Tremont is primarily a holding company through which we hold indirect ownership interests in Basic Management, Inc. (“BMI”), which provides utility services to, and owns property (the “BMI Complex”) adjacent to, TIMET’s facility in Nevada, and The Landwell Company L.P. (“Landwell”), which is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex.

In addition, we also own real property related to certain of our former business units.

Business Strategy—We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from our subsidiaries and unconsolidated affiliates, and the estimated sales value of those businesses. As a result, we have in the past, and may in the future, seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policy, consider the sale of an interest in our subsidiaries, business units, marketable securities or other assets, or take a combination of these or other steps, to increase liquidity, reduce indebtedness and fund future activities, which have in the past and may in the future involve related companies. From time to time, we and our related entities consider restructuring ownership interests among our subsidiaries and related companies. We expect to continue this activity in the future.

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

Website and Available Information—Our fiscal year ends December 31. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC. Certain of our consolidated subsidiaries (Kronos, NL and CompX) also file annual, quarterly and current reports, proxy and information statements and other information with the SEC. We also make our annual reports on

Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.valhi.net as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of such documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Approximately 92% of our Chemicals revenues are attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand. Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability. In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases. Our ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, our profitability may become even more dependent upon the selling prices of our products.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations. TiO2 sales are generally higher in the second and third quarters of the year. This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

The TiO2 industry is concentrated and highly competitive and we face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global market in which we operate our business is concentrated with the top five TiO2 producers accounting for 59% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Many of the markets in which our Component Products Segment operates are mature and highly competitive resulting in pricing pressure and the need to continuously reduce costs.

Many of the markets we serve are highly competitive, with a number of competitors offering similar products. We focus our efforts on the middle and high-end segment of the market where we feel that we can compete due to the importance of product design, quality and durability to the customer. However, our ability to effectively compete is impacted by a number of factors. The occurrence of any of these factors could result in reduced earnings or operating losses.

•	Competitors may be able to drive down prices for our products beyond our ability to adjust costs because their costs are lower than ours, especially products sourced from Asia.

•	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.

•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.

•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.

•	We may not be able to sustain a cost structure that enables us to be competitive.

•	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels. We expect our feedstock ore costs will be significantly higher in 2012 as compared to 2011. In addition, we may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2016, most of which we may be able to renew. We may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $2.6 billion at December 31, 2011. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $87 million at December 31, 2011. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

We could incur significant costs related to legal and environmental remediation matters.

NL formerly manufactured lead pigments for use in paint. NL and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims. The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. As with all legal proceedings, the outcome is uncertain. Any liability we might incur in the future could be material. See also Item 3—“Legal Proceedings—Lead pigment litigation.”

Certain properties and facilities used in our former operations are the subject of litigation, administrative proceedings or investigations arising under various environmental laws. These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources. Some of these proceedings involve claims for substantial amounts. Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material. See also Item 3—“Legal Proceedings—Environmental matters and litigation.”

Our failure to enter into new markets with our Current Component Product Segment’s businesses could result in the continued significant impact of fluctuations in office furniture demand on its operating income.

In an effort to reduce our component products business dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identify new customers and develop new applications for our products in markets outside of the office furniture market, such as home appliances, toolboxes, healthcare and server racks. Additionally, we seek to expand our product offering and enter new markets through acquisitions. Developing new applications for our products or acquiring new products through acquisitions involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets. We may not be successful in developing new customers or applications for our products or acquiring new product lines focused on markets outside of the office furniture industry. Significant time may be required to develop new applications and complete acquisitions and uncertainty exists as to the extent to which we will face competition in this regard.

Our development of innovative features for current products is critical to sustaining and growing our Component Product Segment’s sales.

Historically, our Component Products Segments’ ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success. We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America, the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, there can be no assurance that any new product features we introduce will achieve the same degree of success that we have achieved with our existing products. Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials. As we attempt to introduce new product features in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

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

Third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend and distract our management’s and technical staff’s attention and resources. Claims of intellectual property infringement also might require us to redesign affected technology, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our technology. If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted.

Our Waste Management Segment operates in a highly regulated industry, and we may not be successful in obtaining new business to effectively operate our LLRW disposal facilities.

Our Waste Management Segment is required to comply with various federal, state and local regulations, as well as comply with the terms of our operating permits and licenses as they may be modified or amended. Failure to comply with any such regulation or permit requirements, or failure to obtain renewals, could adversely impact our operations. In addition, we must be successful in obtaining new business from our commercial and governmental customers in order to effectively operate our Compact and Federal LLRW disposal facilities. There is no assurance that we will be successful in obtaining such new business. Failure to obtain a sufficient amount of new business to effectively operate our LLRW disposal facilities could adversely impact our earnings and decrease our liquidity.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We have a significant amount of debt, primarily related to Kronos’ Senior Secured Notes, our loans from Snake River Sugar Company and WCS financing capital lease. As of December 31, 2011, our total consolidated debt was approximately $736.4 million. Our level of debt could have important consequences to our stockholders and creditors, including:

•	making it more difficult for us to satisfy our obligations with respect to our liabilities;

•	increasing our vulnerability to adverse general economic and industry conditions;

•

requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;

•	limiting the ability of our subsidiaries to pay dividends to us;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $886.8 million in 2012. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity. We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all, in the current credit markets. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

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

We along with our subsidiaries: Kronos, CompX, WCS and NL lease office space for our principal executive offices in Dallas, Texas. A list of operating facilities for each of our subsidiaries is described in the applicable business sections of Item 1—“Business.” We believe our facilities are generally adequate and suitable for their respective uses.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings. In addition to information included below, certain information called for by this Item is included in Note 17 to our Consolidated Financial Statements, which is incorporated herein by reference.

Lead Pigment Litigation—NL

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

In April 2000, NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims. Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006. After disapproval of contingency fee contracts by the trial court, and approval by the intermediate appellate court, in July 2010, the California Supreme Court ruled that public entities could pursue this public nuisance case assisted by private counsel on a contingent fee basis after revising the respective retention agreements to conform with the requirements set forth in the Supreme Court’s opinion. A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland. That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting attorney jurisdictions and seeks its abatement. In early 2012, the trial judge lifted the stay that had been in effect while the contingency fees were litigated; discovery is proceeding. Trial has been set for September 2012.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of

10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign. In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening. The case is proceeding in the trial court.

In January and February 2007, NL was served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin. In some cases, complaints have been filed elsewhere in Wisconsin. The plaintiffs are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside. Plaintiffs seek compensatory and punitive damages. The defendants in these cases include NL, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours

& Company, Millennium Holdings, LLC, Atlantic Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services. In some cases, additional lead paint manufacturers and/or property owners are also defendants. Of the cases filed, five remain pending and four of the remaining cases have been removed to Federal court (Burton, Owens, B. Stokes, and Gibson). In June 2010, the defendant ARCO’s motion for summary judgment was granted in Gibson. In November 2010, Gibson was dismissed as to all defendants in a ruling holding that application of Wisconsin’s risk contribution doctrine deprived defendants of due process. In December 2010, the plaintiff appealed to the U.S. 7th Circuit Court of Appeals. In light of the Gibson ruling and appeal, the Clark case in state court and the cases in Federal Court have been stayed.

In February 2010, NL was served with a complaint in Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075). The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surface of the home in which he resided. The claims raised in this case are identical to those in the Wisconsin cases described above. Defendants include NL, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company. In light of the Gibson ruling and appeal described above, the parties have agreed to stay the case pending a decision.

In February 2011, NL was served with an amended complaint in Allen, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-C-55). The case consists of 164 plaintiffs who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided as minors. The complaint alleges negligence and strict liability and seeks compensatory damages jointly and severally from NL, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company and The Sherwin-Williams Company. In May 2011, defendants moved to dismiss the case for lack of diversity and misjoinder. The case is currently stayed pending the appeal in Gibson.

In April 2011, NL was served with a complaint in Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045). The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surfaces of the home in which she resided. The complaint alleges negligence and strict liability and seeks compensatory and punitive damages jointly and severally from NL, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company, The Sherwin-Williams Company as well as the plaintiff’s landlord, property manager and their insurance companies. In October 2011, the judge stayed the case pending the appeal in Gibson.

In May 2011, NL was served with an amended complaint in Valoe, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-CV-425). The plaintiffs in this case are minors who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided. The complaint alleges negligence and strict liability and seeks compensatory damages jointly and severally from NL, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company. In June 2011, the judge stayed the case pending the appeal in Gibson.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2010 and 2011, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which NL’s wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed its obligations. See Note 17 to our Consolidated Financial Statements. At December 31, 2011, NL had accrued approximately $41 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $72 million, including the amount currently accrued. We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites. At December 31, 2011, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In June 2006, NL and several other PRPs received a Unilateral Administrative Order (“UAO”) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri. The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936. Doe Run is also named in the Order. In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement. In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run. Doe Run is financing the remainder of the work, which is scheduled for completion at the end of June 2012. A Removal Action Report and Post-Removal Site Control Plan are due at the end of September 2012.

In October 2006, NL entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in Operating Unit 6 of the Waco Subsite of the Cherokee County Superfund Site. NL conducted milling activities on the portion of the site which we have agreed to remediate. NL is sharing responsibility with other PRPs as well as the EPA for remediating a tributary that drains the portions of the site in which the PRPs operated. NL has also reimbursed the EPA for a portion of its past and future response costs related to the site. In the last two quarters of 2009, NL was approached by state and federal natural resource trustees and have participated in preliminary discussions with respect to potential natural resource damage claims. In the fourth quarter of 2011, the remedial work at the site was completed. Other than ongoing operation and maintenance at the site, all remediation obligations under the Consent Decree have been satisfied.

In June 2008, NL received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey. NJDEP alleged that a waste hauler transported waste from NL’s of our former facilities for disposal at the site in the early 1970s. NJDEP has since referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.” We are monitoring closely the scope of the remedial activities that may be required at the site and the identification of other PRPs.

In September 2008, NL received a Special Notice letter from the EPA for liability associated with the Tar Creek site and a demand for related past and future costs. NL responded with a good-faith offer to pay certain of the past costs and to complete limited work in the areas in which we operated. NL is involved in an ongoing dialogue with the EPA regarding a potential settlement. In October 2008, NL received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site. The state continues to monitor for a potential settlement between the EPA and NL and may subsequently attempt to pursue a separate settlement with NL.

In June 2009, NL was served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL). The complaint seeks to recover against NL and roughly 170 other defendants under CERCLA for past and future response costs. The plaintiffs allege that NL’s former Albany operation allegedly sent three PCB-containing transformers to the Ward Transformer Superfund Site. We have denied liability and will defend vigorously against all claims.

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County). NL is one of approximately 300 third-party defendants (with a potential expansion of the case to over 3,200 unnamed parties) that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the “Newark Bay Complex”). NL was named in the third-party complaint based upon its ownership of one former operating site and purported connection to a former Superfund site (at which NL was a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex. In October 2010, the judge agreed to a phasing of the case to allow for trial on direct defendants’ liability and damages as the first and second phases of the case with third party claims to follow in a later phase. We have denied liability and will defend vigorously against all of the claims.

In August 2009, NL was served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities. The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River. The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP. The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs. We intend to defend vigorously against all of the claims.

In January 2010, NL was served with an amended complaint in Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342). The complaint was filed against several defendants in connection with the alleged contamination of a 35 acre site in South Gate, California acquired by the plaintiff by eminent domain to construct a middle school and high school. The plaintiff alleges that The 1230 Corporation (f/k/a Pioneer Aluminum, Inc.) operated on a portion of property within the 35 acre site and is responsible for contamination caused by its operations and that NL is liable as an alleged successor to The 1230 Corporation, which is a subsidiary of NL. The plaintiff has brought claims for contribution, indemnity and nuisance and is seeking past and future clean-up and other response costs. We have denied liability and will defend vigorously against all of the claims.

In June 2011, NL was served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to Tar Creek Superfund Site in Ottawa County, Oklahoma, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri. We have denied liability and will defend vigorously against all of the claims.

In September 2011, NL was served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Southeast Missouri Mining District. We have denied liability and will defend vigorously against all of the claims.

In February 9, a proposed Consent Decree in United States and Nebraska v. NL Industries, Inc., Civil Action No.8:12-cv-00059, was lodged for approval with the United States District Court for the District of Nebraska. The fully executed Consent Decree, which is subject to a mandatory public comment period, constitutes a settlement between NL and the United States to resolve NL’s potential liability at the Omaha Lead Superfund Site.

See also Item 1 “Regulatory and Environmental Matters.”

Other—We have also accrued approximately $1.5 million at December 31, 2011 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES

Common Stock and Dividends—Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of March 2, 2012, there were approximately 2,377 holders of record of our common stock. The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated. On March 2, 2012 the closing price of our common stock was $57.77.

	High	Low	Cash dividends paid
Year ended December 31, 2010

First Quarter	$19.81	$14.42	$.10
Second Quarter	32.20	12.34	.10
Third Quarter	20.30	11.49	.10
Fourth Quarter	24.96	19.04	.10

Year ended December 31, 2011

First Quarter	$26.37	$19.71	$.10
Second Quarter	49.67	27.20	.125
Third Quarter	63.30	35.87	.125
Fourth Quarter	63.06	51.78	.125

First Quarter 2012 through March 2	$62.01	$53.90	$—

We paid regular quarterly cash dividends of $.10 per share during 2010 and the first quarter of 2011. During the second quarter of 2011 our board of directors voted to increase the regular quarterly dividend to $.125, which rate was paid in the second, third and fourth quarters of 2011. In February 2012, our board of directors declared a first quarter 2012 dividend of $.125 per share, to be paid on March 29, 2012 to stockholders of record as of March 8, 2012. However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph—Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2006 through December 31, 2011. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2006, and assumes the reinvestment of our regular quarterly cash dividends in shares of our stock and the sale of the TIMET shares distributed in March of 2007 in our special dividend with the proceeds also reinvested in our stock.

	December 31,
	2006	2007	2008	2009	2010	2011
Valhi common stock	$100	$143	$201	$138	$187	$303
S&P 500 Composite Stock Price Index	100	105	66	84	97	99
S&P 500 Industrial Conglomerates Index	100	104	51	56	66	67

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

Equity Compensation Plan Information – We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards. We had no stock options outstanding as of December 31, 2011 and approximately 4.0 million shares of our common stock were available for future grants or issuance. We do not have any equity compensation plans that were not approved by our stockholders.

In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. The new plan is subject to shareholders’ approval at our May 2012 shareholder meeting. See Note 14 to our Consolidated Financial Statements.

Treasury Stock Purchases—In March 2005, our board of directors authorized the repurchase of up to 5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. In November 2006, our board of directors authorized the repurchase of an additional 5.0 million shares. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 14 to the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2007	2008	2009	2010	2011
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$1,310.3	$1,316.9	$1,142.0	$1,449.7	$1,943.3
Component products	177.7	165.5	116.1	135.3	138.8
Waste management	4.2	2.9	14.0	7.7	2.0

Total net sales	$1,492.2	$1,485.3	$1,272.1	$1,592.7	$2,084.1

Operating income (loss):
Chemicals	$88.6	$52.0	$(10.6)	$183.2	$553.0
Component products	16.0	5.5	(4.0)	9.4	15.5
Waste management	(14.1)	(21.5)	(27.0)	(30.8)	(38.0)

Total operating income (loss)	$90.5	$36.0	$(41.6)	$161.8	$530.5

Equity in earnings of TIMET	$26.9	$—	$—	$—	$—

Net income (loss)	$(49.2)	$4.9	$(38.1)	$63.8	$295.0

Net income(loss) attributable to Valhi stockholders	$(45.7)	$(.8)	$(34.2)	$50.3	$217.5

DILUTED EARNINGS PER SHARE DATA:
Net income (loss)attributable to Valhi stockholders	$(.40)	$(.01)	$(.30)	$.42	$1.91

Cash dividends	$.40	$.40	$.40	$.40	$.475

Weighted average common shares Outstanding	114.7	114.4	114.3	114.3	114.0

STATEMENTS OF CASH FLOW DATA:
Cash provided by (used in):
Operating activities	$63.5	$(24.0)	$76.0	$122.2	$292.4
Investing activities	(65.4)	(60.0)	(44.5)	(93.1)	(220.9)
Financing activities	(56.1)	(12.9)	(4.7)	228.6	(299.8)

BALANCE SHEET DATA (at year end):
Total assets (1)	$2,603.0	$2,389.4	$2,410.3	$2,714.3	$2,838.0
Long-term debt	889.8	911.0	988.4	922.9	717.4
Valhi stockholders’ equity (1)	618.4	468.8	428.7	541.8	657.2
Total equity (1)	708.9	542.1	498.4	818.2	993.0

(1)	We adopted the measurement date provisions of Accounting Standard Codification (“ASC”) Topic 715 as of December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have three consolidated operating segments:

•

Chemicals—Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), a base industrial product used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.

•	Component Products—We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. CompX manufactures engineered components that are sold to a variety of industries including office furniture, recreational transportation (including boats), mailboxes, toolboxes, home appliances, banking equipment, vending equipment and computer related equipment. CompX has production facilities in North America and Asia.

•	Waste Management—WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. In January 2009 WCS received a low-level and mixed low-level radioactive waste (“LLRW”) disposal license, which was signed in September 2009. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. Construction of the Compact LLRW facility was substantially complete in November 2011, and the Federal LLRW disposal facility was substantially complete in February 2012. We currently expect the Compact LLRW disposal facility will be fully certified and operational by the end of March 2012, with the Federal LLRW site fully certified and operational later in 2012.

Income (Loss) From Operations Overview

Year Ended December 31, 2010 Compared to Year Ended December 31, 2011—

We reported net income attributable to Valhi stockholders of $217.5 million or $1.91 per diluted share in 2011 compared to $50.3 million or $.42 per diluted share in 2010.

Our diluted earnings per share increased from 2010 to 2011 primarily due to the net effects of:

•	increased operating income from our Chemicals Segment in 2011 compared to 2010 partially offset by an increased operating loss at our Waste Management segment in 2011 compared to 2010; and

•	a decrease in our ownership percentage of Kronos from 95% to 80% due to Kronos’ secondary stock offering completed in November 2010;

•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;

•	a loss on the prepayment of debt in 2011 as a result of calling €80 million principal amount of our Senior Secured;

•	a litigation settlement and contract termination expense in 2010;

•	lower insurance recoveries in 2011;

•	a litigation settlement gain in the third quarter of 2010; and

•	higher general expenses in 2011, primarily due to increased environmental remediation and related costs.

Our net income attributable to Valhi stockholders in 2011 includes:

•	insurance recoveries of $.08 per diluted share;

•	income of $.08 per diluted share related to a net decrease in our reserve for uncertain tax positions;

•	a gain of $.02 per diluted share as a result of a patent litigation settlement in our Component Products Segment;

•	a charge of $.01 per diluted share related to a loss on prepayment of Kronos’ Senior Secured Notes; and

•	a charge of $.01 per diluted share related to a write-down of assets held for sale in our Component Products Segment.

Our net income attributable to Valhi stockholders in 2010 includes:

•	a non-cash deferred income tax benefit of $.21 per diluted share recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;

•	insurance recoveries of $.09 per diluted share;

•	a litigation settlement gain of $.03 per diluted share;

•	a charge of $.04 per diluted share related to a net increase in our reserve for uncertain tax positions; and

•	a charge of $.16 per diluted share related to a litigation settlement and contract termination.

We discuss these amounts more fully below.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2010—

We reported net income attributable to Valhi stockholders of $50.3 million or $.42 per diluted share in 2010 compared to a net loss attributable to Valhi stockholders of $34.2 million or $.30 per diluted share in 2009.

Our diluted earnings per share increased from 2009 to 2010 primarily due to the net effects of:

•	operating income from our Chemicals and Component Products Segments in 2010 as compared to operating losses in 2009;

•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;

•	litigation settlement and contract termination expense in 2010;

•	lower litigation settlement gains in 2010;

•	an income tax charge related to the reserve for uncertain tax positions in 2010 compared to a benefit in 2009;

•	higher insurance recoveries in 2010; and

•	a gain on the sale of a business in 2009.

Our net income attributable to Valhi stockholders in 2010 includes:

•	a non-cash deferred income tax benefit of $.21 per diluted share recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;

•	insurance recoveries of $.09 per diluted share;

•	a litigation settlement gain of $.03 per diluted share;

•	a charge of $.04 per diluted share related to a net increase in our reserve for uncertain tax positions; and

•	a charge of $.16 per diluted share related to a litigation settlement and contract termination.

Our net loss attributable to Valhi stockholders in 2009 includes:

•	a gain of $.07 per diluted share as a result of a litigation settlement;

•	a gain of $.04 per diluted share gain from the sale of a business;

•	a gain of $.05 per diluted share as a result of the second close of a litigation settlement;

•	income of $.02 per diluted share related to certain insurance recoveries we recognized; and

•	income of $.11 per diluted share, related to a net decrease in our reserve for uncertain tax positions.

We discuss these amounts more fully below.

Current Forecast for 2012—

We currently expect to report higher net income attributable to Valhi stockholders for 2012 as compared to 2011 primarily due to the net effects of:

•	higher expected operating income from our Chemicals Segment;

•	lower expected operating income from our Component Products Segment as higher expected sales will be offset by the patent litigation settlement gain recognized in 2011; and

•	lower expected operating losses at WCS as we expect more revenue from the expected openings of our Compact LLRW disposal facility early in 2012 and the Federal LLRW disposal facility later in 2012.

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

•

Marketable securities—We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method. For these investments, we evaluate the fair value at each balance sheet date. We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (“ASC”) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our mutual fund, marketable debt securities and publicly traded investees. For other of our marketable debt securities, the fair value is generally determined using Level 2 inputs as defined in the ASC because although these securities are traded in many cases the market is not active and the year-end valuation is based on the last trade of the year which may be several days prior to December 31. We use Level 3 inputs to determine fair value of our investment in Amalgamated Sugar Company LLC. See Note 4 to our Consolidated Financial Statements. We record an impairment charge when we believe an investment has experienced an other than temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2011, the carrying value (which equals their fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each investment. Our investment in The Amalgamated Sugar Company LLC represents approximately 66% of the aggregate carrying value of all of our marketable securities at December 31, 2011. The $250 million carrying value is equal to its cost basis. We have an investment in Titanium Metals Company (“TIMET”), a publicly traded company (NYSE: TIE) controlled by Mr. Simmons, which is valued using Level 1 inputs. At December 31, 2011, the $14.98 per share quoted market price of our investment in TIMET was more than 13% higher than our cost basis per share of our investment in TIMET.

•	Goodwill—Our net goodwill totaled $400.1 million at December 31, 2011 resulting primarily from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

We perform a goodwill impairment test annually in the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A reporting unit can be a segment or an operating division based on the operations of the segment. For example, our Chemicals Segment produces a globally coordinated homogeneous product whereas our Component Products Segment operates as three distinct business units. For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment. Because we test for goodwill at a reporting unit level for our Component Products Segment, we use Level 3 inputs of a discounted cash flow technique since Level 1 or Level 2 inputs of market prices are not available at the reporting unit level. We also consider control premiums when assessing fair value of our segments. If the fair value is less than the book value, the asset is written down to the estimated fair value.

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

We performed our annual goodwill impairment analysis in the third quarter of 2011 for each of our reporting units, and concluded there was no impairment of the goodwill for those reporting units. For each of such reporting units, the estimated fair value of such reporting units was substantially in excess of their respective carrying values.

•

Long-lived assets—We assess property, equipment and capitalized operating permit costs for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist. As a result of continued operating losses, certain long-lived assets of our Waste Management Segment were evaluated for impairment as of December 31, 2011. WCS has had limited operations as it seeks regulatory approval for several licenses it needs for full scale operations. WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009. In January 2009 WCS received a LLRW disposal permit . Construction of the Compact and Federal LLRW sites began in January 2011. Construction of the Compact LLRW site was substantially complete in November 2011, and the Federal LLRW site was substantially complete in February 2012. We currently expect the Compact LLRW site will be fully certified and operational by the end of March 2012, with the Federal LLRW site fully certified and operational later in 2012. Our impairment analysis is based on estimated future undiscounted cash flows of WCS’ operations, and this analysis indicated no impairment was present at December 31, 2011 and that the carrying value of WCS is recoverable as the aggregate future undiscounted cash flow estimate exceeded the carrying value of WCS’ net assets by at least two times. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as the timing and amounts of revenue associated with our LLRW facilities, forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 75%), it is reasonably likely we would conclude an impairment was present. At December 31, 2011 the carrying value of WCS’ total assets was $223.4 million.

Due our Component Products Segment’s approval of a restructuring plan for its furniture components reporting unit in November of 2010, which included moving precision slide production and most of the related furniture and equipment from our Byron Center, Michigan facility to other precision slide manufacturing facilities within our furniture components unit, we evaluated the long-lived assets to be moved from our Byron Center facility. As of December 31, 2011, we concluded no impairments were present relating to the moved furniture and equipment. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations, it is reasonably likely we would conclude an impairment was present. The net asset value of the furniture and equipment that was not moved was not significant and was substantially disposed of as of December 31, 2011.

As a result of continued losses in the Component Products Segment marine components reporting unit, we evaluated the recoverability of the marine components long-lived assets during the third quarter of 2011. We determined that the undiscounted cash flows exceed the current net asset value and therefore the marine components long-lived assets are not impaired. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 50%), it is reasonably likely we would conclude an impairment was present. At December 31, 2011 the net asset carrying values of the marine components reporting unit was $7.8.

No other long-lived assets in our other reporting units were tested for impairment during 2011 because there were no circumstances indicating an impairment might exist.

•	Benefit plans—We provide a range of benefits including various defined benefit pension and other postretirement benefits (“OPEB”) for our employees. We record annual amounts related to these plans based upon calculations required by GAAP, which make use of various actuarial assumptions, such as: discount rates, expected rates of returns on plan assets, compensation increases, employee turnover rates, mortality rates and expected health care trend rates. We review our actuarial assumptions annually and make modifications to the assumptions based on current rates and trends when we believe appropriate. As required by GAAP, modifications to the assumptions are generally recorded and amortized over future periods. Different assumptions could result in the recognition of materially different expense amounts over different periods of times and materially different asset and liability amounts in our Consolidated Financial Statements. These assumptions are more fully described below under “—Assumptions on Defined Benefit Pension Plans and OPEB Plans.”

•

Income taxes—We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $799 million for German corporate purposes and $188 million for German trade tax purposes at December 31, 2011). At December 31, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our tax position will not prevail with the applicable tax authorities. From time to time, tax authorities will examine certain of our income tax returns. Tax authorities may interpret tax regulations differently than we do. Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2011. See Note 12 to our Consolidated Financial Statements.

We also evaluate at the end of each reporting period whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are not permanently reinvested (as that term is defined in GAAP). While we may have concluded in the past that some undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested. If our prior conclusions change, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income taxes and withholding tax liability that would be generated if all such previously-considered permanently reinvested undistributed earnings were to be distributed to the U.S.

•	Litigation and environmental liabilities—We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. In accordance with applicable GAAP for accounting for contingencies, we record accruals for these liabilities when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2011 we have recorded total accrued environmental liabilities of $43.2 million.

Operating income (loss) for each of our three operating segments is impacted by certain of these significant judgments and estimates, as summarized below:

•	Chemicals—impairment of equity method investments, goodwill and other long-lived assets, defined benefit pension and OPEB plans and loss accruals.

•	Component Products—impairment of goodwill and long-lived assets and loss accruals.

•	Waste Management—impairment of long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investees, defined benefit pension and OPEB plans, and loss accruals.

Segment Operating Results—2010 Compared to 2011 and 2009 Compared to 2010—

Chemicals—

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

	Years ended December 31,			% Change
	2009	2010	2011	2009-10	2010-11
	(Dollars in millions)
Net sales	$1,142.0	$1,449.7	$1,943.3	27%	34%
Cost of sales	1,014.0	1,106.7	1,197.5	9%	8%

Gross margin	$128.0	$343.0	$745.8	168%	117%

Operating income (loss)	$(10.6)	$183.2	$553.0		202%

Percent of net sales:
Cost of sales	89%	76%	62%
Gross margin	11%	24%	38%
Operating income (loss)	(1)%	13%	28%

TiO2 operating statistics:
Sales volumes*	445	528	503	19%	(5)%
Production volumes*	402	524	550	30%	5%
Production rate as percent of capacity	76%	99%	103%

Percent change in TiO2 net sales:
TiO2 product pricing				11%	40%
TiO2 sales volumes				19	(5)
TiO2 product mix				—	(6)
Changes in currency exchange rates				(3)	5

Total				27%	34%

*	Thousands of metric tons

Current Industry Conditions—In 2011 our Chemicals Segment’s production facilities operated at full capacity rates and we increased TiO2 selling prices throughout 2010 and 2011, resulting in increased profitability and cash flows. Global customer demand for our TiO2 products also remained strong in 2011. Nevertheless, we experienced a softening of demand in the fourth quarter as a result of customer destocking, and our sales volumes in 2011 were lower as compared to 2010, with most of the lower volumes occurring in the fourth quarter. We anticipate that customer demand will rebound from the softness experienced in the fourth quarter and that we will be able to implement further TiO2 selling price increases.

We experienced increased costs for our raw materials such as ore and petroleum coke in 2011. We expect further increases in raw material costs in 2012.

Overall, based on positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to increase in 2012 and the foreseeable future.

Net Sales—Our Chemicals Segment’s net sales increased 34% in 2011 compared to 2010 primarily due to a 40% increase in selling prices along with the favorable impact of changes in currency exchange rates, offset partially an unfavorable sales mix and a decline in sales volumes. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand. Based on current conditions in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices in 2012 to be higher than in 2011.

While the amount of inventory available for shipment in 2011 increased due to higher production volumes during the year, our sales volumes were 5% lower than in 2010 as a result of soft demand in the fourth quarter due to customer destocking.

In addition to the factors discussed above, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $70 million, or 5%, as compared to 2010, while relative changes in mix of the various grades of our products sold decreased our net sales by approximately $87 million, or 6%.

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

Record sales volumes in 2010 increased 19% as compared to 2009 due to higher demand across all market segments resulting from the improvement in economic conditions.

Cost of Sales—Our Chemicals Segment’s cost of sales percentage decreased significantly in 2011 compared to 2010, primarily due to the effects of higher selling prices and the benefit of higher production volumes in 2011. Our TiO2 production volumes in 2011 established a new record for us for an annual production period. During 2011 we experienced higher raw material costs of $75.1 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $15.0 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Overall, our per metric ton cost of TiO2 we produced increased approximately 10% as compared to 2010. We currently expect our feedstock ore and our other raw material costs to increase in 2012, including significant increases in our feedstock ore costs.

Our Chemicals Segment’s cost of sales percentage decreased significantly in 2010 compared to then-new 2009, due to the net impact of a 30% increase in TiO2 production volumes to a new production record at that time of 524,000 metric tons, a 19% increase in sales volumes, an increase in maintenance costs of $25.2 million, and higher raw material costs of $4.5 million. In addition, cost of sales for 2010 was negatively impacted by approximately $15 million as a result of higher production costs in 2010 at our ilmenite mines in Norway. Cost of sales as a percentage of net sales decreased to 76% in 2010 compared to 89% in 2009 primarily due to higher selling prices in 2011 and the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level. Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009

Operating Income (Loss)—Our Chemicals Segment’s operating income increased significantly in 2011, primarily due to the significant increase in our gross margin and increased sales volumes. Our gross margin increased primarily because of the effect of higher selling prices which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Changes in currency exchange rates had a minimal effect on operating income in 2011 as compared to 2010.

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

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $2.5 million in 2009, $2.6 million in 2010 and $2.8 million in 2011, which reduced our reported Chemicals Segment’s operating income (loss) as compared to amounts reported by Kronos.

Currency Exchange Rates—Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of sales generated from our foreign operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations is denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our foreign operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income(loss):

	Impact of changes in foreign currency – 2010 vs. 2011 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2010	2011	Change	changes	2010 vs. 2011
Impact on:
Net sales	$—	$—	$—	$70	$70
Operating income (loss)	8	3	(5)	5	—

	Impact of changes in foreign currency –2009 vs. 2010 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- Impact of rate	Total currency Impact
	2009	2010	Change	changes	2009 vs. 2010
Impact on:
Net sales	$—	$—	$—	$(36)	$(36)
Operating income (loss)	10	8	(2)	(25)	(27)

Outlook—We operated our Chemicals Segment’s production facilities at full practical capacity levels during 2011 and our production volumes in 2011 set a new record for us for the second year in a row. While we will continue to work on debottlenecking projects in order to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity. Given the exceptional level of production achieved in 2011, we currently expect to operate our facilities in 2012 at production levels consistent with or slightly lower than 2011.

The overall strong global demand for TiO2 we experienced in 2011 is expected to continue in 2012. As a result, we expect that we will be able to sell the TiO2 we produce in 2012 as well as portions of our finished goods inventory on hand at the end of 2011. Consequently, we expect our sales volumes to increase in 2012 as compared to 2011.

We implemented significant increases in TiO2 selling prices throughout 2011. Our average TiO2 selling prices were 40% higher in 2011 as compared to 2010, and our average prices at the end of 2011 were 11% than at the end of the third quarter of 2011 and 47% higher than at the end of 2010. Based on expected continuation of strong demand levels and increases in our manufacturing costs discussed below, we anticipate our average selling prices will continue to increase throughout 2012, including increases to offset the impact of our expected higher manufacturing costs.

Throughout 2011 we have seen significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy. We currently expect this trend to continue in 2012, with continued higher-than-historical increases in feedstock ore, petroleum coke, energy and freight costs. Overall, we currently expect the per metric ton cost of TiO2 we produce will increase approximately 50% to 60% in 2012 as compared to 2011 primarily due to higher feedstock ore costs. Our cost of sales per metric ton of TiO2 sold in 2012 is consequently expected to be significantly higher as compared to 2011, but only after we have sold the TiO2 products on hand at the end of 2011, the cost of which is significantly lower than our expected 2012 production costs. Given the current conditions in the TiO2 industry, if our costs of production exceed our current expectations in 2012, and current demand for TiO2 remains strong, we believe we could recoup such higher costs through additional selling price increases.

Overall, we expect operating income will be higher in 2012 as compared to 2011, as the favorable effect of higher selling prices and sales volumes will more than offset the impact of higher production costs.

Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Component Products—

The key performance indicator for our Component Products Segment is operating income margins.

	Years ended December 31,			% Change
	2009	2010	2011	2009-10	2010-11
	(Dollars in millions)
Net sales	$116.1	$135.3	$138.8	17%	3%
Cost of sales	92.3	99.3	103.6	8%	4%

Gross margin	$23.8	$36.0	$35.2	51%	(2)%

Operating income (loss)	$(4.0)	$9.4	$15.5		66%

Percent of net sales:
Cost of sales	80%	73%	75%
Gross margin	20%	27%	25%
Operating income (loss)	(3)%	7%	11%

Net Sales—Our Component Products Segment’s net sales increased $3.5 million in 2011 as compared to 2010 primarily due to improved sales in the security products. Security products sales increased significantly to customers in the leisure transportation industry as well as improved customer order rates across most customers as a result of some improvement in the economy and new specific customer projects. Furniture component net sales were positively impacted by $1.9 million in sales relating to the July 2011 acquisition of an ergonomics component products business. See Note 3 to our Consolidated Financial Statements. This increase in sales was fully offset by a decline in sales of our other ergonomics component products due to a decrease in customer projects associated with government spending. Additionally, we experienced a slight decline in overall demand for ergonomic products due to the somewhat discretionary nature of ergonomic products and the overall challenging economic environment.

Our Component Products Segment’s net sales increased approximately $19.2 million in 2010 as compared to 2009 principally due to an increase in order rates from our customers resulting from improved economic conditions in North America.

Cost of Sales—Our Component Products Segment’s cost of sales percentage deteriorated slightly in 2011 compared to 2010. As a result, gross margin declined slightly over the same periods. The gross margin percentage was negatively impacted by higher raw material costs, inefficiencies relating to the 2011 consolidation of furniture components facilities and the relative changes in currency exchange rates, partially offset by the positive impact of increased leverage of fixed costs from higher sales.

Our Component Products Segment’s cost of sales percentage improved in 2010 compared to 2009. As a result, gross margin increased over the same periods. The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

Operating Income (Loss)—Our Component Products Segment operating income improved in 2011 compared to 2010. The comparison of operating income for 2011 to 2010 was primarily impacted by:

•	the positive impact of a $7.5 million settlement gain in 2011 and lower related litigation expense of approximately $2.2 million;

•	the negative impact of facility consolidation costs in of $2.0 million 2011 compared to $.2 million in 2010, and related production inefficiencies;

•	the negative impact of higher raw material costs;

•	the $1.1 million write-down on assets held for sale in 2011 compared to $.5 million in 2010; and

•	the negative $.7 million impact of relative changes in foreign currency exchange rates in 2011.

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

General—Our Component Products Segment’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as coiled steel, zinc, copper, plastic resin and stainless steel. Total material costs represented approximately 53% of our cost of sales in 2011, with commodity related raw materials accounting for approximately 18% of our cost of sales. Worldwide commodity raw material costs declined in 2009 and began increasing in the second half of 2010 and continued increasing throughout 2011. We occasionally enter into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize commodity related raw material purchase prices to a certain extent. We enter into such arrangements for zinc, brass and coiled steel. We expect commodity related raw material prices to increase in 2012 in conjunction with higher demand as a result of the expected improvement in the world wide economy. The raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset cost increases for these raw materials with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by raw material cost pressures.

Currency Exchange Rates—Our Component Products Segment has substantial operations and assets all of which are located outside the United States (in Canada and Taiwan). The majority of sales generated from our foreign operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our foreign operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, CompX’s non-local operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-U.S. currency sales or operating costs are initially accrued and when such amounts are settled. Our Component Products Segment’s net sales were positively impacted while its operating income (loss) was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding period in the prior year.

Overall, fluctuations in currency exchange rates had the following effects on our Component Products Segment’s net sales and operating income (loss):

	Impact of changes in foreign currency – 2010 vs. 2011 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2010	2011	Change	changes	2010 vs. 2011
Impact on:
Net sales	$—	$—	$—	$.5	$.5
Operating income (loss)	(.4)	.4	.8	(1.5)	(.7)

	Impact of changes in foreign currency – 2009 vs. 2010 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2009 vs. 2010
Impact on:
Net sales	$—	$—	$—	$1.0	$1.0
Operating income (loss)	(.2)	(.3)	(.1)	(1.6)	(1.7)

The positive impact on sales for both comparative periods relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar

The negative impact on operating income for both comparative periods results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar. This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Outlook—Sales demand across all of our Component Product Segment’s reporting units increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. Security products continued to see improved demand over the prior year throughout the remainder of the year due to the diversity of the customers that it serves. However, during the later part of the second quarter and through the remainder of the year, our furniture components experienced flat customer demand due to slowing orders in the appliance and office furniture markets as well as a decline in projects driven by government spending. Furniture components sales were positively impacted by $1.9 million relating to the July 2011 acquired business which on a pro forma basis had net sales of $5.1 million in 2011. Due to the current economic situation, it is uncertain whether sales growth will return to furniture components over the next several months, what the future impact on sales the acquired business will be or the extent that sales will grow in the security products during 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 18% of our total cost of goods sold. Compared to 2010, our cost of these raw materials increased in 2011 between approximately 10% and 21%. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be affected by commodity raw material cost pressures as is currently the case.

As discussed in Note 17 to the Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in our incurring significant litigation expense. With the settlement reached during the first quarter of 2011, we do not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. We expect the U.S. dollar to continue to weaken during 2012 which will likely have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 19 to our Consolidated Financial Statements for currency hedging contracts in place at December 31, 2011.

Waste Management—

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net sales	$14.0	$7.7	$2.0
Cost of sales	29.4	23.9	25.3

Gross margin	$(15.4)	$(16.2)	$(23.3)

Operating loss	$(27.0)	$(30.8)	$(38.0)

General—We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of LLRW and mixed LLRW. We previously filed license applications for such disposal capabilities with the applicable Texas state agencies. In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, the TCEQ issued a near-surface low-level and mixed LLRW disposal license to us. This license was signed in September 2009. Construction of the Compact and Federal LLRW sites began in January 2011. Construction of the Compact LLRW site was substantially complete in November 2011, and the Federal LLRW site was substantially complete in February 2012. We currently expect the Compact LLRW site will be fully certified and operational by the end of March 2012, with the Federal LLRW site fully certified and operational later in 2012.

Net Sales and Operating Loss—The Waste Management Segment’s sales decreased in 2011 and 2010 compared to 2009, primarily due to revenue associated with a customer-specific project that was primarily completed during 2009. In 2010 the Waste Management Segment’s operating loss increased primarily due to a contract termination expense of $1.1 million related to an agreement to terminate a disposal contract with a former customer. Our Waste Management operating loss was higher in 2010 and 2011 compared to 2009, in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our new byproduct disposal license as well as our inability to undertake new projects without the completion of our new disposal facilities. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook—Having obtained the final regulatory license we need to commence full scale operations, and with the Compact LLRW disposal facility expected to be certified for operation by the end of March 2012 and the Federal LLRW disposal facility expected to be operational later in 2012, we are substantially ready to provide “one-stop shopping” for hazardous, toxic, LLRW and mixed LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

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

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit), Noncontrolling Interest and Related Party Transactions

Interest and Dividend Income—A significant portion of our interest and dividend income in 2009, 2009 and 2011 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $25.4 million in each of 2009, 2010 and 2011.

Insurance Recoveries—Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. We have agreements with three former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Substantially all of the insurance recoveries NL recognized 2011 relate to a new settlement we reached with one of our former insurance carriers in September 2011 in which they agreed to reimburse NL for a portion of our past lead pigment litigation defense costs.

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

Other General Corporate Income Items—In 2009 we recognized an $11.1 million pre-tax gain on the second closing on property covered under a litigation settlement reached in the fourth quarter of 2008 related to condemnation proceedings on certain real property we owned in New Jersey. See Note 15 to our Consolidated Financial Statements.

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

Litigation settlement gains of $6.3 million, consist of $4.0 million related to an additional recovery of past environmental remediation and related costs and $2.3 million related to a reduction in our accrued environmental remediation and related legal costs resulting from another PRP’s agreement to indemnify us. See Note 15 to our Consolidated Financial Statements.

Corporate Expenses, Net—The $33.3 million in litigation settlement and contract termination expense are discussed in Notes 9 and 17 of our Consolidated Financial Statements.

Corporate expenses were 36% higher at $40.6 million in 2011 compared to $29.9 million in 2010. Corporate expenses increased primarily due to higher environmental remediation and related costs in 2011. In addition, we had lower litigation and related costs at NL. Included in corporate expense are:

•	litigation and related costs at NL of $7.9 million in 2011 compared to $8.8 million in 2010 and

•	environmental remediation and related costs of $11.3 million in 2011 compared to $.4 million in 2010.

Corporate expenses were 25% lower at $29.9 million in 2010 compared to $40.1 million in 2009. Corporate expenses decreased primarily due to lower defined benefit pension and other postretirement benefit expense, lower environmental remediation and related costs and lower incentive compensation expense which included certain incentive compensation paid in connection with the sale of our research and development business in the first quarter of 2009. In addition, we had lower litigation and related costs at NL. Included in corporate expense are:

•	litigation and related costs at NL of $8.8 million in 2010 compared to $12.4 million in 2009 and

•	environmental remediation and related costs of $.4 million in 2010 compared to $5.4 million in 2009.

Overall, we expect that our net general corporate expenses in 2012 will be lower than in 2011, with the unfavorable effect of higher expected litigation and related expenses more than offset by lower environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 17 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2012, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate.

In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. See Note 17 to our Consolidated Financial Statements.

Loss on Prepayment of Debt and Interest Expense—We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”). The interest expense we recognize on these fixed rate Notes will vary with fluctuations in the euro exchange rate. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

In March 2011, Kronos, through its subsidiary KII redeemed €80 million principal amount of its 6.5% Senior Secured Notes. In the third and fourth quarters of 2011, Kronos repurchased in open market transactions an aggregate €40.8 million principal amount of our 6.5% Notes. We recognized a net $3.1 million pre-tax interest charge related to the redemption and open market purchases of the 6.5% Notes, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and purchased Notes. See Note 9 to our Consolidated Financial Statements.

Interest expense decreased to $61.9 million in 2011 from $68.4 million in 2010 primarily due to lower average debt balances at Kronos (as noted above) and CompX, which repaid $20 million on its note payable to TIMET including $15 million in the fourth quarter of 2011. The benefit of lower average debt balances was partially offset by increased borrowing at WCS, primarily its financing capital lease which closed in December 2010.

Interest expense increased to $68.4 million in 2010 from $66.7 million in 2009 primarily due to higher average debt balances at Valhi parent, NL and CompX partially offset by the effect of decreased average borrowings under Kronos’ revolving credit facilities.

Excluding the effect of currency exchange rates, we expect interest expense will be lower in 2012 as compared to 2011 due to lower average balances of outstanding borrowings at KII and CompX in 2012.

Provision for Income Taxes (Benefit)—We recognized an income tax benefit of $50.8 million in 2009 and income tax expense of $18.5 million in 2010 and $174.9 million in 2011. See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2011 includes a $17.2 million provision for U.S. incremental income taxes on current earnings repatriated from our German subsidiary primarily incurred in the third and fourth quarters of 2011, which earnings were used to fund a portion of the repurchases of Kronos’ Senior Secured Notes. In addition, our income tax expense in 2011 includes a net benefit of $8.5 million (primarily in the third quarter) related to a decrease in the reserve for uncertain tax positions.

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

Our income tax benefit in 2009 includes an income tax benefit of $14.0 million due to a net decrease in our reserve for uncertain tax positions in part as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

In addition, as discussed in Note 1 to our Consolidated Financial Statements, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos. The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate. The aggregate amount of such deferred income taxes associated with our investment in Kronos included in our provision for income taxes was nil in 2011, a deferred income tax expense of $18.1 million in 2010, and a deferred income tax benefit of $8.9 million in 2009. There is a maximum amount of deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we reached such maximum amount in the fourth quarter of 2010. As a result, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos in 2011, and we similarly do not expect we will be required to recognize any additional deferred income taxes with respect to our direct investment in Kronos in 2012.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest increased from $13.5 million in 2010 due to $77.5 million in 2011 primarily due to increased operating income at Kronos in 2011 which more than offset the effects of Kronos’ secondary stock offering of its common stock which was completed in the fourth quarter of 2010, this offering decreased our aggregate ownership percentage of Kronos from 95% to 80% thereby increasing the noncontrolling interest we recognize in Kronos. See Note 3 to our Consolidated Financial Statements.

Noncontrolling interest increased from a benefit of $3.9 million in 2009 due to net losses at Kronos, NL and CompX in 2009 to a cost of $13.5 million in 2010 due net income at all of these subsidiaries in 2010.

Related Party Transactions—We are a party to certain transactions with related parties. See Note 16 to our Consolidated Financial Statements.

Assumptions on Defined Benefit Pension Plans and OPEB Plans.

Defined Benefit Pension Plans. We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements. At December 31, 2011, the projected benefit obligations for all defined benefit plans comprised $65.3 million related to U.S. plans and $469.7 million related to foreign plans. Substantially all of the projected benefit obligations attributable to foreign plans related to plans maintained by Kronos, and approximately 73% and 27% of the projected benefit obligations attributable to U.S. plans related to plans maintained by NL and Kronos. Prior to December 31, 2009, we also maintained a U.S. plan related to Medite Corporation, a former business unit of Valhi (the “Medite plan”). Effective December 31, 2009, for financial reporting purposes the assets and liabilities of the Medite plan were transferred to a defined benefit pension plan maintained by Contran and are no longer reflected in our Consolidated Financial Statements. See Note 11 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $23.7 million in 2009, $23.3 million in 2010 and $25.4 million in 2011. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $23.4 million in 2009, $25.2 million in 2010 and $25.9 million in 2011.

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

Approximately 55%, 24%, 15% and 4% of the projected benefit obligations related to Kronos’ plans were in Germany, Canada, Norway and the U.S., respectively. The NL plan is substantially all in the U.S. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011	Obligations at December 31, 2011 and expense in 2012
Kronos and NL plans:
Germany	5.5%	5.2%	5.5%
Canada	6.0	5.2%	4.3%
Norway	5.3	4.8%	3.5%
U.S.	5.7	5.1%	4.2%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan, the actual fair value of the plan assets as of the beginning of the year and an estimate of the amount of contributions to and distributions from the plan during the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

At December 31, 2011, the fair value of plan assets for all defined benefit plans comprised $45.4 million related to U.S. plans and $343.7 million related to foreign plans. Substantially all of plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 72% and 28% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2011, approximately 54%, 24%, 16% and 4% of the plan assets related to Kronos’ plans were in the Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

•

Substantially all of the Kronos and NL plan assets in the U.S. were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which does not include the TIMET holdings. Beginning in 2010, we began to invest in the portion of the CMRT that holds such stock. During the history of the CMRT from its inception in 1988 through December 31, 2011, the average annual rate of return (including the CMRT’s investment in TIMET common stock) has been 14%, while such annual return excluding the CMRT’s investment in TIMET common stock has been 11.4%.

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

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 72% to fixed income securities, 7% to real estate and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4%, 7% and 3%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2010
	CMRT	Germany	Canada	Norway
Equity securities and limited Partnerships	83%	17%	59%	17%
Fixed income securities	16	61	39	68
Real estate	—	11	—	2
Cash, cash equivalents and other	1	11	2	13

Total	100%	100%	100%	100%

	December 31, 2011
	CMRT	Germany	Canada	Norway
Equity securities and limited Partnerships	85%	29%	56%	10%
Fixed income securities	14	50	41	70
Real estate	—	11	—	9
Cash, cash equivalents and other	1	10	3	11

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each non-US plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate. The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2009, 2010 and 2011 were as follows:

	2009	2010	2011
Kronos and NL plans:
Germany	5.3%	5.0%	5.0%
Canada	6.0	6.0	6.0
Norway	5.8	5.0	4.8
U.S.	10.0	10.0	10.0
Medite plan	10.0	—	—

We currently expect to utilize the same long-term rates of return on plan asset assumptions in 2012 as we used in 2011 for purposes of determining our 2012 defined benefit pension plan expense.

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

During 2011, our defined benefit pension plans generated a net actuarial loss of $30.1 million. This actuarial loss resulted primarily from the general reduction in discount rates from December 31, 2010 to December 31, 2011.

Based on the actuarial assumptions described above and our current expectations for what actual average currency exchange rates will be during 2012, we currently expect our aggregate defined benefit pension expense will approximate $25.5 million in 2012. In comparison, we currently expect to be required to make approximately $27.7 million of aggregate contributions to such plans during 2012.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2011, our aggregate projected benefit obligations would have increased by approximately $17 million at that date, and our aggregate defined benefit pension expense would be expected to increase by approximately $1 million during 2011. Similarly, if we lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2012.

OPEB Plans. We provide certain health care and life insurance benefits for certain of our eligible retired employees. See Note 11 to our Consolidated Financial Statements. At December 31, 2011, approximately 12%, 51% and 37% of our aggregate accrued OPEB costs relate to Kronos, NL and Tremont, respectively. Kronos provides such OPEB benefits to eligible retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to eligible retirees in the U.S. Under accounting for other postretirement employee benefits, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. We recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB expense of $1.9 million in 2009 and $1.1 million in 2010 and a benefit of $1.1 million in 2011. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $2.6 million in 2009, $1.7 million in 2010 and $1.2 million in 2011. Substantially all of our U.S. accrued OPEB cost relates to benefits being paid to current retirees and their dependents and no material amount of OPEB benefits are being earned by current U.S. employees. Some of Kronos’ Canadian employees are earning OPEB benefits. Due to continued increases in healthcare costs, it is expected that our OPEB expense for financial reporting purposes will be consistent with the past two years. Our expected OPEB benefit payments for 2012 are expected to be similar amounts.

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

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from third-party actuaries. In certain cases, NL has the right to pass on to retirees all or a portion of any increases in health care costs; for these retirees, any future increase in health care costs will have no effect on the amount of OPEB expense and accrued OPEB costs we recognize. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost and plan-design cost containment initiatives. For example, at December 31, 2011, the expected rate of increase in future health care costs range is 8% in 2012, declining to a rate of 5% in 2018 and thereafter.

Based on the actuarial assumptions described above and Kronos’ current expectation for what actual average foreign currency exchange rates will be during 2012, we expect our consolidated OPEB credit will approximate $.6 million in 2012. In comparison, we expect to be required to make approximately $1.7 million of contributions to such plans during 2012.

During 2009 and 2010, we amended our benefit formula for most participants of our plans, resulting in a prior service credit of approximately $4.8 million in 2009 and $9.5 million in 2010. Key assumptions including the health care cost trend rate as of December 31, 2011 now reflect these plan revisions to the benefit formula. As a result, our 2010 OPEB expense reflected the amortization of the credit arising in 2009, and our 2011 OPEB credit reflects the amortization of the credit arising in 2010.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions we use are reasonable and appropriate. If we had lowered the assumed discount rates by 25 basis points for all of our OPEB plans as of December 31, 2011, our aggregate projected benefit obligations would not have change significantly at that date, our OPEB expense would be expected to be approximately the same during 2012. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would not have changed significantly at December 31, 2011, and the change to OPEB expense would be expected to approximately the same during 2012.

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

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our operating income.

Cash flows from operating activities increased from $122.2 million in 2010 to $292.4 million in 2011. This $170.2 million increase in cash provided by operations was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2011 of $368.7 million compared to 2010;

•	net cash paid for taxes of $73.8 million in 2011 compared to net cash refunds received of $6.2 million in 2010 due to our improved earnings;

•	higher cash paid for interest of $2.5 million primarily due to the call premium paid of $2.5 million in 2011 related to the redemption of €80 million of our Senior Notes;

•	the $19.0 million paid in 2010 in relation to litigation settlement expense;

•	proceeds of $4.0 million from a litigation settlement received in July 2010; and

•	changes in receivables, inventories, payables and accrued liabilities in 2011 used $165.5 million of net cash in 2011, an increase in the amount of cash used of $137.0 million compared to 2010, primarily due to increased inventory levels at Kronos.

Cash flows from operating activities increased from $76.0 million in 2009 to $122.2 million in 2010. This $46.2 million increase in cash provided by operations was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2010 of $203.4 million due to operating income at Kronos and CompX in 2010 compared to operating losses at all of our segments in 2009;

•	lower cash paid for taxes of $12.6 million in 2010 due to our lower earnings in 2009 and the timing of related refunds;

•	proceeds from a litigation settlement of $11.8 million received in January 2009;

•	payments of $19.0 million in 2010 in relation to a litigation settlement expense;

•	proceeds of $4.0 million from a litigation settlement received in July 2010; and

•	changes in receivables, inventories, payables and accrued liabilities in 2010 resulting in $28.5 million of net cash used, a decline of $111.4 million compared to 2009, primarily due to increased sales and production volumes.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•	Kronos’ average days sales outstanding (“DSO”) was consistent from December 31, 2010 to December 31, 2011 as a result of consistent timing of collections on receivable balances;

•

Kronos’ average days sales in inventory (“DSI”) increased at December 31, 2011 compared to December 31, 2010, as our TiO2 production volumes in 2011 exceeded our sales volumes by approximately 47,000 metric tons due to the exceptional level of our production volumes in 2011 and soft demand in the fourth quarter of 2011;

•	CompX’s average DSO decreased from December 31, 2010 to December 31, 2011 as a result of accounts receivable returning to a more normal relationship to sales in 2011 due to the improvement in the overall economic environment; and

•	CompX’s average DSI increased from December 31, 2010 to December 31, 2011 as a result of an increase in inventory from an acquisition in the third quarter of 2011.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2009	2010	2011
Kronos:
Days sales outstanding	56 days	55 days	55 days
Days sales in inventory	58 days	52 days	104 days

CompX:
Days sales outstanding	37 days	41 days	39 days
Days sales in inventory	64 days	70 days	71 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Cash provided by (used in) operating activities:
Kronos	$86.3	$126.0	$295.4
NL Parent exclusive of subsidiaries	(10.4)	(4.1)	35.4
CompX	15.3	13.0	16.0
Waste Control Specialists	(11.7)	(22.0)	(32.9)
Tremont	7.6	(.6)	(1.8)
Valhi exclusive of subsidiaries	24.8	48.8	106.4
Other	.6	(.2)	(.2)
Eliminations	(36.5)	(38.7)	(125.9)

Total	$76.0	$122.2	$292.4

Investing Activities—

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

We had the following market transactions during 2011:

•	purchases of TIMET common stock for $30.4 million, including late 2010 trades settled in 2011; and
•	net purchases of mutual funds and other marketable securities of $23.7 million.

Also during 2011, we received the $15.0 million principal amount due under our promissory note receivable, we made $11.2 million in loans to Contran and we acquired an ergonomic component products business for $4.8 million.

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

Financing Activities—

During 2011, we:

•	redeemed €80 million principal amount of Kronos’ €400 million 6.5% Senior Secured Notes at 102.17% of the face value for an aggregate of $115.7 million, including a $2.5 million call premium in March 2011,

•	borrowed €80 million ($113.3 million when borrowed) under Kronos’ European credit facility in order to fund the €80 million redemption of our Senior Secured Notes and subsequently repaid €80 million ($115.0 million when repaid),

•	repurchased €40.8 million principal amount of Kronos’ 6.5% Senior Secured Notes in open market transactions for an aggregate of €40.6 million ($57.6 million when repurchased),

•	repaid $3.0 million that was outstanding under CompX’s credit facility at December 31, 2010 and subsequently borrowed Cdn. $5.0 million ($5.3 million when borrowed) in connection with CompX’s acquisition of an ergonomics products business and then repaid Cdn. $2.0 million ($2.9 million when repaid) during 2011; and

•	repaid $20 million in principal payments on CompX’s promissory note payable to affiliate.

During 2010, we:

•	repaid net €9 million ($8.5 million when borrowed/repaid) under Kronos’ European bank credit facility;

•	repaid a net $16.7 million under Kronos’ U.S. bank credit facility;

•	had net borrowings of $3.0 million under CompX’s revolving credit facility;

•	had borrowings of $18.0 million as NL issued a promissory note;

•	had net borrowings of $15.4 million under two promissory notes issued by WCS;

•	incurred $72.0 million in borrowings under WCS’ financing capital lease; and

•	had net payments of $54.9 million under our Contran credit facility and repaid our $30 million note with Contran.

In November, 2010, Kronos completed a secondary public offering of 8.97 million shares of its common stock in an underwritten offering generating net proceeds of $337.6 million. See Note 3 to our Consolidated Financial Statements.

During 2009, we:

•	made net payments of $31.5 million under Kronos’ European bank credit facility;

•	borrowed a net $3.0 million under Kronos’ U.S. bank credit facility;

•	borrowed a net $54.9 million under our new Contran credit facility;

•	we borrowed an aggregate of $30 million principal amount through unsecured demand promissory notes payable to Contran;

•	NL purchased $.1 million of Kronos common stock; and

•	CompX repaid $.8 million on its promissory note to TIMET.

We paid aggregate cash dividends on our common stock of $45.4 million in 2009, $45.5 million in 2010, and $53.7 million in 2011 ($.10 per share per quarter in 2009, 2010 and the first quarter of 2011 and $.125 per share in the second, third and fourth quarters of 2011). Distributions to noncontrolling interest in 2009, 2010 and 2011 are primarily comprised of NL dividends paid to shareholders other than us; CompX dividends paid to shareholders other than NL; and for 2009, the fourth quarter of 2010 and for 2011, Kronos cash dividends paid to shareholders other than us and NL.

NL purchased 2,800 shares of our common stock in 2009 for an aggregate purchase price of less than $.1 million. Kronos purchased 121,000 shares of our common stock in 2010 for an aggregate purchase price of $2.7 million. During 2011, Kronos purchased an additional 454,000 shares for an aggregate purchase price of $12.6 million. These shares of our stock purchased by NL and Kronos are included in our treasury stock balance since pursuant to Delaware law they cannot be voted. Other cash flows from financing activities in 2009, 2010 and 2011 relate principally to shares of common stock issued by us and our subsidiaries upon the exercise of stock options or the issuance of shares to directors.

Outstanding Debt Obligations

At December 31, 2011, our consolidated third-party indebtedness was comprised of:

•	€279.2 million principal amount of our 6.5% Senior Secured Notes ($360.6 million) due in April 2013;

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	Cdn. 2.0 million ($2.0 million) under CompX’s revolving credit facility which, as amended in January 2012, matures in January 2015;

•	CompX’s promissory note payable to TIMET ($22.2 million outstanding) which is due in 2014;

•	NL’s $9.0 million promissory note issued in connection with a litigation settlement due in 2012;

•	WCS’ $72.0 million financing capital lease ($71.1 million outstanding) with Andrews County, Texas which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;

•	WCS’ two 6.0% promissory notes ($11.7 million outstanding) due in 2012 through 2014; and

•	approximately $9.8 million of other indebtedness, primarily capital lease obligations.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial rations, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. In addition, certain agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We, and all of our subsidiaries, are in compliance with all of our debt covenants at December 31, 2011. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however, if future operating results differ materially from our current expectations, we may be unable to maintain compliance. See Note 9 to our Consolidated Financial Statements.

With respect to Kronos’ €279.2 million principal amount outstanding at December 31, 2011 of the Senior Secured Notes due in April 2013, as noted above, Kronos redeemed €80 million principal amount and repurchased in open market transactions €40.8 million principal amount of such Notes during 2011. We may redeem or repurchase additional Senior Secured Notes prior to their maturity date, and we expect any amounts remaining after such possible redemption or repurchase would be refinanced before their maturity date.

Future Cash Requirements

Liquidity—

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2012) and long-term obligations (defined as the five-year period ending December 31, 2016). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2011, we had credit available under existing facilities of $231.5 million, which was comprised of:

•	$103.5 million under Kronos’ European revolving credit facility;

•	$28(1) million under CompX’s bank credit facility, and

•	$100(2) million under Valhi’s Contran credit facility.

(1)

In January 2012 CompX entered into a new $30 million revolving credit facility with Wells Fargo which replaced its previous $37.5 million facility. The availability above is calculated on the lower borrowing amount.

(2)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2011, we had an aggregate of $235.8 million of restricted and unrestricted cash, cash equivalents and marketable securities. A detail by entity is presented in the table below.

		Held outside
	Amount	U.S.
	(In millions)
Kronos	$174.4	$31.3
NL exclusive of its subsidiaries	28.2	—
Valhi exclusive of its subsidiaries	14.3	—
CompX	10.1	6.3
Tremont	8.1	—
WCS	.7	—

Total cash and cash equivalents, restricted cash and marketable securities	$235.8	$37.6

Capital Expenditures—

We currently expect our aggregate capital expenditures for 2012 will be approximately $102 million as follows:

•	$74 million by our Chemicals Segment, including approximately $26 million in the area of environmental protection and compliance;

•	$6 million by our Component Products Segment; and

•	$22 million by our Waste Management Segment.

The WCS amount includes approximately $1.9 million in capitalized operating permit costs. Capital spending for 2012 is expected to be funded through cash generated from operations and credit facilities. Our Waste Management Segment’s LLRW disposal license was issued in January 2009 and signed in September 2009. With the receipt of this license, WCS began construction of its Federal LLRW facility in 2011. The facility is expected to be operational early in the first half of 2011. Approximately $11.6 million of WCS’ planned capital spending relates to the new Federal LLRW facility.

Planned capital expenditures in 2012 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. A significant portion of the increase in our Component Products Segment’s expected capital expenditures for 2012 relates to the implementation of a new manufacturing and accounting system.

Repurchases of our Common Stock and Common Stock of Our Subsidiaries—

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2011 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 14 to our Consolidated Financial Statements.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos will use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. Through December 31, 2011, Kronos has not made any repurchases under the plan, and at December 31, 2011 all 2.0 million shares are available for repurchase.

Prior to 2009, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX will generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2009, 2010 and 2011, and at December 31, 2011 approximately 678,000 shares were available for purchase under these authorizations.

Dividends—

In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures for all periods to give effect to the stock split. Kronos’ stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. We received no cash dividends from Kronos during 2009. In February 2009, Kronos’ board suspended its regular quarterly dividend after considering the challenges and opportunities that existed in the TiO2 products industry, and resumed its dividend in the fourth quarter of 2010 at a rate of $.125 per share in response to favorable economic conditions. In May 2011, Kronos’ board increased its regular quarterly dividend to $.15 per share. In addition, in February 2011 the Kronos board of directors declared and paid a special dividend of $.50 per share for which we received $29.0 million. We received aggregate annual regular dividends from Kronos of $33.3 million in 2011. If Kronos pays its regular dividend of $.15 per share in each quarter of 2012, based on the 58.0 million shares we held of Kronos common stock at December 31, 2011, we would receive aggregate annual regular dividends from Kronos of $34.8 million. NL’s current quarterly cash dividend is $.125 per share. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at December 31, 2011, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2012. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

Our subsidiaries have various credit agreements which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

Investment in our Subsidiaries and Affiliates and Other Acquisitions—

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

In November 2010, Kronos completed a secondary public offering of 17.94 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million. The price to the public was $20.00 per share, and the underwriting discount was 5.75% (or $1.15 per share). Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million. The shares of Kronos common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference. All shares were sold to third-party investors. Upon completion of the offering, our aggregate ownership of Kronos was reduced to 80% (50% held directly by us and 30% held directly by NL). See Note 3 to our Consolidated Financial Statements.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. In December 2010, using a portion of the net proceeds WCS received from the December 2010 sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our Consolidated Financial Statements, WCS loaned approximately $30 million to our subsidiary for cash management purposes, which intercompany loan is also eliminated in our Consolidated Financial Statements. During the second quarter of 2011 our subsidiary repaid the loan from WCS. Beginning in the second quarter of 2011 and through December 31, 2011, WCS borrowed $90.3 million from our subsidiary which we contributed to WCS’s capital at December 31, 2011. WCS will likely borrow additional amounts from us during 2012 under the terms of the revolving credit facility. At December 31, 2011, WCS can borrow an additional $60 million under this facility, which matures in March 2013.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. During 2010, NL borrowed a net $11.3 million from us, and during 2011 NL repaid a net $7.2 million to us. NL will likely borrow additional amounts from us during 2012. At December 31, 2011, NL could borrow an additional $35.9 million under this facility, which as amended matures no earlier than March 2013 and no later than December 2013.

We have an unsecured revolving credit facility with Kronos which, as amended, provides for borrowings from Kronos of up to $225 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. During 2010, we borrowed a net $61.9 million from Kronos, and during 2011 we borrowed an additional net $74.2 million from Kronos. We expect Valhi will likely borrow additional amounts from Kronos during 2012. At December 31, 2011, Valhi could borrow an additional $88.9 million under this facility which, as amended, matures no earlier than December 2013.

Investment in The Amalgamated Sugar Company LLC—

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual “base level” of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC’s distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC’s current projections for 2012, we expect distributions received from the LLC in 2012 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

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

As more fully described in the Notes 9 and 17 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 17 to our Consolidated Financial Statements and above in “Business—Chemicals Segment—Kronos Worldwide, Inc.—Manufacturing, Operations and Properties.” The following table summarizes our contractual commitments as of December 31, 2011 by the type and date of payment.

	Payment due date
Contractual commitment	2012	2013/2014	2015/2016	2017 and after	Total
	(In millions)
Indebtedness(1):
Principal	$19.0	$394.9	$8.3	$314.2	$736.4
Interest	53.0	66.3	56.3	285.6	461.2

Operating leases(2)	12.8	12.1	4.8	17.4	47.1

Kronos’ long-term supply contracts for the purchase of TiO2 feedstock(3)	690.4	1,049.2	823.5	—	2,563.1

Kronos’ long-term service and other supply contracts(4)	45.0	32.7	8.6	.9	87.2

CompX raw material and other purchase commitments(5)	13.1	—	—	—	13.1

Fixed asset acquisitions(2)	24.9	—	—	—	24.9

Estimated tax obligations(6)	26.6	—	—	—	26.6

Other	2.0	2.0	2.0	—	6.0

Total	$886.8	$1,557.2	$903.5	$618.1	$3,965.6

(1)	The amount shown for indebtedness involving revolving credit facilities is based upon the actual amount outstanding at December 31, 2011, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2011 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. A significant portion of the amount shown for indebtedness relates to KII’s 6.5% Senior Secured Notes ($360.6 million at December 31, 2011), which is denominated in the euro. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.

(2)	The timing and amount shown for our operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities we are required to purchase or specify a range of quantities that we are required to purchase based on our feedstock requirements. The pricing under these agreements is generally negotiated quarterly or semi-annually depending on the suppliers. The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the quarterly or semi-annually prices for various suppliers. The actual amount of material purchased, and the actual amount that would be payable by us, may vary from such estimated amounts.

(4)	The amounts shown for the long-term service and other supply contracts primarily pertain to agreements Kronos entered into with various providers of products or services which help to run its plant facilities (electricity, natural gas, etc.), utilizing December 31, 2011 exchange rates.
(5)	CompX’s purchase obligations consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) and are based on the contractual payment amount and the contractual payment date for those commitments.
(6)	The amount shown for income taxes is the amount of our consolidated income taxes currently payable at December 31, 2011, which is assumed to be paid during 2012.

The table above does not include:

•

Our obligations under the Louisiana Pigment Company, L.P. joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future, and the joint venture’s future cost of producing such TiO2. However, the table of contractual commitments does include amounts related to our share of the joint venture’s ore requirements necessary for it to produce TiO2 for us. See Notes 7 and 17 to our Consolidated Financial Statements and “Business—Chemicals—Kronos Worldwide, Inc.”

•

Amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Our defined benefit pension plans and OPEB plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements. We currently expect we will be required to contribute an aggregate of $29.4 million to our defined benefit pension and OPEB plans during 2012.

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

See Note 18 to our Consolidated Financial Statements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in interest rates, currency exchange rates, raw materials and equity security prices.

Interest Rates. We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2011 our aggregate indebtedness was split between 95% of fixed-rate instruments and 5% of variable-rate borrowings (in 2010 the percentages were 93% of fixed-rate instruments and 7% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2011. Information shown below for foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2011 using an exchange rate of 1.2933 U.S. dollars per euro.

The table below shows the fair value of our financial liabilities at December 31, 2011.

	Amount
Indebtedness*	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)
Fixed-rate indebtedness:
Euro-denominated KII 6.5% Senior Secured Notes	$360.6	$362.6	6.5%	2013
Valhi loans from Snake River	250.0	250.0	9.4	2027
WCS financing capital lease	71.1	71.1	7.0	2035
WCS promissory notes	11.7	11.7	6.0	2013-2015

Fixed-rate	693.4	695.4	7.6%

Variable-rate indebtedness—
CompX promissory note to TIMET	22.2	22.2	1.4%	2014
NL promissory note	9.0	9.0	3.3	2012
CompX bank credit facility	2.0	2.0	4.4	2015

Variable-rate	33.2	33.2	2.1%

Total	$726.6	$728.6	7.2%

*	Denominated in U.S. dollars, except as otherwise indicated. Excludes capital lease obligations.

Approximately 51% of our fixed rate indebtedness was denominated in the euro, with the remainder denominated in the U.S. dollar. All of the outstanding variable rate borrowings were denominated in the U.S. dollar.

Currency Exchange Rates. We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Our earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2011, we had the equivalent of $360.6 million of outstanding euro-denominated indebtedness (at December 31, 2010 – the equivalent of $532.8 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $53.3 million and $36.1 million at December 31, 2010 and 2011, respectively.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.

At December 31, 2011, our Chemicals Segment had currency forward contracts to exchange an aggregate of $48.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $.9969 to Cdn. $1.0283 per U.S. dollar. These contracts with Wells Fargo Bank, National Association, mature from January 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option. The estimated fair value of such currency forward contracts at December 31, 2011 was an $.8 million net liability, which amount is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet and a corresponding $.8 million currency transaction loss in our Consolidated Statement of Operations. To the extent we held such contracts during 2009, 2010 and 2011, we did not use hedge accounting for any of our contracts.

At December 31, 2011, our Component Products Segment held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts was a minimal liability at December 31, 2011. Our Component Products Segment had no currency forward contracts outstanding at December 31, 2010.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2010 and 2011.

Raw Materials. Our Chemicals Segment generally enters into long-term supply agreements for critical raw materials, including ore. Many of these raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending on the supplier. Our Component Products Segment will occasionally enter into short-term commodity related raw material arrangements to mitigate the impact of future increases in raw material costs. We do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the downside risk of price volatility to be too great or because long-term supply agreements for those materials are generally not available. We do not engage in commodity hedging programs.

Marketable Equity and Debt Security Prices. We are exposed to market risk due to changes in prices of the marketable securities we own. The fair value of such debt and equity securities (determined using Level 1, Level 2 and Level 3 inputs) at December 31, 2010 and 2011 was $342.1 million and $376.6 million, respectively. The potential change in the aggregate fair value of these investments, assuming a hypothetical 10% change in prices, would be approximately $34.2 million at December 31, 2010 and $37.7 million at December 31, 2011.

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

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements and Schedule” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Scope of Management Report on Internal Control Over Financial Reporting—

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2011. Under the rules of the SEC, our independent registered public accounting firm is also required to annually attest to our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting—

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications—

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2011, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listing standards without qualification. Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2011 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2012 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2012 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2012 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2012 proxy statement. See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2012 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	and (c) Financial Statements and Schedule

The Registrant

Our Consolidated Financial Statements and schedule listed on the accompanying Index of Financial Statements and Schedule (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2011.

Item No.	Exhibit Index

3.1	Restated Articles of Incorporation of Valhi, Inc.—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K/A (File No. 1-5467) dated March 26, 2007 and filed by us on March 29, 2007.

3.2	By-Laws of Valhi, Inc. as amended—incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 1-5467) dated November 6, 2007.

4.1	Indenture dated April 11, 2006 between Kronos International, Inc. and The Bank of New York, as Trustee, governing Kronos International’s 6.5% Senior Secured Notes due 2013—incorporated by reference to Exhibit 4.1 to Kronos International, Inc.’s Current Report on Form 8-K (File No. 333-100047) filed with the SEC on April 11, 2006.

10.1	Intercorporate Services Agreement between Valhi, Inc. and Contran Corporation effective as of January 1, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2	Intercorporate Services Agreement between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 —incorporated by reference to Exhibit 10.1 to NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2004.

10.3	Intercorporate Services Agreement between Contran Corporation and CompX International Inc. effective January 1, 2004 —incorporated by reference to Exhibit 10.2 to CompX’s Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.4	Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. effective January 1, 2004—incorporated by reference to Exhibit No. 10.1 to Kronos’ Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2004.

10.5	Consent Agreement dated as of March 29, 2007 between Valhi, Inc. and Contran Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (File No. 1-5467) dated March 26, 2007 and filed by us on March 30, 2007.

10.6	Agreement and Plan of Merger dated as of October 16, 2007 among CompX International Inc., CompX Group, Inc. and CompX KDL LLC—incorporated by reference to Exhibit 10.2 of CompX’s Current Report on Form 8-K (File No. 1-13905) dated October 22, 2007.

10.7	Amended and Restated Subordinated Term Loan Promissory Note dated September 23, 2009 in the original principal amount of $42,230,190, executed by CompX International Inc. and payable to the order of TIMET Finance Management Company—incorporated by reference to Exhibit 10.3 of CompX’s Current Report on Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.8	Form of Subordination Agreement among TIMET Finance Management Company, CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank—incorporated by reference to Exhibit 10.4 of CompX’s Current Report on Form 8-K dated October 22, 2007.

Item No.	Exhibit Index

10.9	First Amendment to Subordination Agreement dated as of the September 21, 2009 by TIMET Finance Management Company and Wachovia Bank, National Association—incorporated by reference to Exhibit 10.2 of CompX’s Current Report on Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.10*	Valhi, Inc. 1997 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.12 to Valhi, Inc.’s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.11*	CompX International Inc. 1997 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.2 to CompX’s Registration Statement on Form S-1 (File No. 333-42643).

10.12*	NL Industries, Inc. 1998 Long-Term Incentive Plan—incorporated by reference to Appendix A to NL’s Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 9, 1998.

10.13*	Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.4 to Kronos’ Registration Statement on Form 10 (File No. 001-31763).

10.14	Agreement Regarding Shared Insurance dated as of October 30, 2003 by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc.—incorporated by reference to Exhibit 10.32 to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

10.15	Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company—incorporated by reference to Exhibit 10.19 to Valhi, Inc.’s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.16	Master Agreement Regarding Amendments to The Amalgamated Sugar Company Documents dated October 19, 2000—incorporated by reference to Exhibit 10.1 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.17	Prepayment and Termination Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company and Wells Fargo Bank Northwest, N.A.—incorporated by reference to Exhibit No. 10.1 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.18	Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996)—incorporated by reference to Exhibit 10.20 to Valhi, Inc.’s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.19	First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997—incorporated by reference to Exhibit 10.1 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.	Exhibit Index

10.20	Second Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated November 30, 1998—incorporated by reference to Exhibit 10.24 to Valhi, Inc.’s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.21	Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000— incorporated by reference to Exhibit 10.2 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.22	Amended and Restated Company Agreement of The Amalgamated Sugar Company LLC dated October 14, 2005 among The Amalgamated Sugar Company LLC, Snake River Sugar Company and The Amalgamated Collateral Trust— incorporated by reference to Exhibit No. 10.7 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.23	Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997—incorporated by reference to Exhibit 10.21 to Valhi, Inc.’s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.24	Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997—incorporated by reference to Exhibit 10.22 to Valhi, Inc.’s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.25

Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997—incorporated by reference to Exhibit 10.9 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File

No. 1-5467) for the quarter ended June 30, 1997.

10.26

Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998—incorporated by reference to Exhibit 10.28 to Valhi, Inc.’s Annual Report on Form 10-K (File

No. 1-5467) for the year ended December 31, 1998.

10.27

Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000—incorporated by reference to Exhibit 10.3 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File

No. 1-5467) for the quarter ended September 30, 2000.

10.28

Fourth Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated March 31, 2003—incorporated by reference to Exhibit No. 10.1 to Valhi, Inc.’s Quarterly Report on Form 10-Q (file

No. 1-5467) for the quarter ended March 31, 2003.

Item No.	Exhibit Index

10.29	Contingent Subordinate Pledge Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000—incorporated by reference to Exhibit 10.4 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.30	Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000—incorporated by reference to Exhibit 10.5 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.31	Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000—incorporated by reference to Exhibit 10.6 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.32	Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997—incorporated by reference to Exhibit 10.2 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.33	First Amendment to Deposit Trust Agreement dated October 14, 2005 among ASC Holdings, Inc. and Wilmington Trust Company—incorporated by reference to Exhibit No. 10.2 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.34	Pledge Agreement between The Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997—incorporated by reference to Exhibit 10.3 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.35	Second Pledge Amendment (SPT) dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company—incorporated by reference to Exhibit No. 10.4 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.36	Guarantee by The Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997—incorporated by reference to Exhibit 10.4 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.37	Second SPT Guaranty Amendment dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company—incorporated by reference to Exhibit No. 10.5 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.38	Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997—incorporated by reference to Exhibit 10.8 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.	Exhibit Index

10.39	Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated May 14, 1997—incorporated by reference to Exhibit 10.10 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.40	First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000—incorporated by reference to Exhibit 10.7 to Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.41	Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company’s 10.9% Senior Notes Due 2009 dated May 14, 1997—incorporated by reference to Exhibit 10.11 to the Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.42	Option Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company, Northwest Farm Credit Services, FLCA and U.S. Bank National Association—incorporated by reference to Exhibit No. 10.6 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.43	First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River’s 10.9% Senior Notes Due 2009 dated October 19, 2000—incorporated by reference to Exhibit 10.8 to the Valhi, Inc.’s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.44

Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.2 of NL’s Quarterly Report on Form 10-Q (File

No. 1-640) for the quarter ended September 30, 1993.

10.45	Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc.— incorporated by reference to Exhibit 10.3 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.46	Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.4 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.47	Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.22 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.48	Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc.—incorporated by reference to Exhibit 10.10 to NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

Item No.	Exhibit Index

10.49	Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)—incorporated by reference to Exhibit 10.14 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.50	Administrative Settlement for Interim Remedial Measures, Site Investigation and Feasibility Study dated July 7, 2000 between the Arkansas Department of Environmental Quality, Halliburton Energy Services, Inc., M I, LLC and TRE Management Company—incorporated by reference to Exhibit 10.1 to Tremont Corporation’s Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended June 30, 2002.

10.51	Reinstated and Amended Settlement Agreement and Release, dated June 26, 2008, by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex—incorporated by reference to Exhibit 10.35 to NL’s Annual Report on NL’s Form 10-K (File No. 1-640) for the year ended December 31, 2009.

10.52	Amendment to Restated and Amended Settlement Agreement and Release, dated September 25, 2008 by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex—incorporated by reference to Exhibit 10.2 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.53

Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc.—incorporated by reference to Exhibit 10.3 to NL’s Current Report on

Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.54	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc.—incorporated by reference to Exhibit 10.38 to NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2009.

10.55	Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008, by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O’Neill—incorporated by reference to Exhibit 10.39 to NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2009.

10.56	Multi Party Agreement, dated October 15, 2008 by and among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O’Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America, Sayreville PRISA II LLC.—incorporated by reference to Exhibit 10.40 to NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2009.

Item No.	Exhibit Index

10.57	Guaranty Agreement, dated October 15, 2008, by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.7 to NL’s Current Report on Form 8-K, File No. 1-640, that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

21.1**	Subsidiaries of Valhi, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC. (Registrant)

By:	/s/ Steven L. Watson
Steven L. Watson, March 7, 2012
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 7, 2012 (Chairman of the Board)	Steven L. Watson, March 7, 2012 (President, Chief Executive Officer and Director)

/s/ Thomas E. Barry	/s/ Glenn R. Simmons
Thomas E. Barry, March 7, 2012 (Director)	Glenn R. Simmons, March 7, 2012 (Vice Chairman of the Board)

/s/ Norman S. Edelcup	/s/ Bobby D. O’Brien
Norman S. Edelcup, March 7, 2012 (Director)	Bobby D. O’Brien, March 7, 2012 (Vice President and Chief Financial Officer, Principal Financial Officer)

/s/ W. Hayden McIlroy	/s/ Gregory M. Swalwell
W. Hayden McIlroy, March 7, 2012 (Director)	Gregory M. Swalwell, March 7, 2012 (Vice President and Controller, Principal Accounting Officer)

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedule

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets—December 31, 2010 and 2011	F-4

Consolidated Statements of Operations—Years ended December 31, 2009, 2010 and 2011	F-6

Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2009, 2010 and 2011	F-7

Consolidated Statements of Equity—Years ended December 31, 2009, 2010 and 2011	F-8

Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2010 and 2011	F-9

Notes to Consolidated Financial Statements	F-12

Financial Statement Schedule

Schedule I—Condensed Financial Information of Registrant	S-1

We omitted Schedules II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valhi, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2010 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 7, 2012

/s/PricewaterhouseCoopers LLP

Dallas, Texas

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$325.1	$96.4
Restricted cash equivalents	9.4	5.3
Marketable securities	1.7	22.5
Accounts and other receivables, net	261.3	284.3
Refundable income taxes	1.3	2.1
Receivable from affiliates	.1	29.6
Inventories, net	294.9	464.5
Other current assets	14.1	20.7
Deferred income taxes	13.9	18.8

Total current assets	921.8	944.2

Other assets:
Marketable securities	340.4	354.1
Investment in affiliates	113.2	105.7
Note receivable from affiliate	—	11.2
Goodwill	397.4	400.1
Other intangible assets	.8	2.1
Deferred income taxes	192.0	132.7
Pension asset	.3	—
Other assets	102.3	164.1

Total other assets	1,146.4	1,170.0

Property and equipment:
Land	54.9	53.0
Buildings	287.4	276.8
Equipment	1,170.3	1,188.3
Mining properties	69.1	63.5
Construction in progress	20.2	111.2

	1,601.9	1,692.8
Less accumulated depreciation	955.8	969.0

Net property and equipment	646.1	723.8

Total assets	$2,714.3	$2,838.0

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
	2010	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17.4	$19.0
Accounts payable	129.6	196.3
Accrued liabilities	115.8	146.0
Payable to affiliates	30.2	21.4
Income taxes	7.9	26.5
Deferred income taxes	5.0	6.4

Total current liabilities	305.9	415.6

Noncurrent liabilities:
Long-term debt	922.9	717.4
Deferred income taxes	417.6	457.2
Accrued pension costs	128.1	144.4
Accrued environmental remediation and related costs	32.6	34.6
Accrued postretirement benefits costs	19.5	20.4
Other liabilities	69.5	55.4

Total noncurrent liabilities	1,590.2	1,429.4

Equity:
Valhi stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; 5,000 shares issued	667.3	667.3
Common stock, $.01 par value; 150.0 million shares authorized; 118.4 million shares issued	1.2	1.2
Additional paid-in capital	76.2	81.0
Accumulated deficit	(183.2)	(19.4)
Accumulated other comprehensive income (loss)	21.2	(23.3)
Treasury stock, at cost— 4.1 million and 4.4 million shares	(40.9)	(49.6)

Total Valhi stockholders’ equity	541.8	657.2
Noncontrolling interest in subsidiaries	276.4	335.8

Total equity	818.2	993.0

Total liabilities and equity	$2,714.3	$2,838.0

Commitments and contingencies (Notes 4, 9, 12, 16 and 17)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2009	2010	2011
Revenues and other income:
Net sales	$1,272.1	$1,592.7	$2,084.1
Other income, net	69.7	58.5	56.9

Total revenues and other income	1,341.8	1,651.2	2,141.0

Costs and expenses:
Cost of sales	1,135.7	1,229.9	1,326.4
Selling, general and administrative	227.6	236.8	278.6
Litigation settlement and contract termination expense	—	33.3	—
Loss on prepayment of debt, net	—	—	3.1
Assets held for sale write-down	.7	.5	1.1
Interest	66.7	68.4	61.9

Total costs and expenses	1,430.7	1,568.9	1,671.1

Income (loss) before income taxes	(88.9)	82.3	469.9
Provision for income taxes (benefit)	(50.8)	18.5	174.9

Net income (loss)	(38.1)	63.8	295.0

Noncontrolling interest in net income (loss) of subsidiaries	(3.9)	13.5	77.5

Net income (loss) attributable to Valhi stockholders	$(34.2)	$50.3	$217.5

Amounts attributable to Valhi stockholders:
Basic and diluted earnings per share	$(.30)	$.42	$1.91

Cash dividends per share	$.40	$.40	$.475

Basic and diluted weighted average shares outstanding	114.3	114.3	114.0

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2009	2010	2011
Net income (loss)	$(38.1)	$63.8	$295.0

Other comprehensive income (loss), net of tax:
Currency translation	22.0	.3	(28.2)
Marketable securities	7.0	10.7	12.9
Defined benefit pension plans	7.7	(6.4)	(16.1)
Other postretirement benefit plans	3.6	4.4	(2.2)

Total other comprehensive income (loss), net	40.3	9.0	(33.6)

Comprehensive income	2.2	72.8	261.4
Comprehensive income attributable to noncontrolling interest	1.5	17.9	88.4

Comprehensive income attributable to Valhi stockholders	$.7	$54.9	$173.0

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2009, 2010 and 2011

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2008	$667.3	$1.2	$—	$(109.8)	$(51.0)	$(38.9)	$73.3	$542.1
Net loss	—	—	—	(34.2)	—	—	(3.9)	(38.1)
Cash dividends	—	—	(.3)	(45.1)	—	—	(4.9)	(50.3)
Other comprehensive income, net	—	—	—	—	34.9	—	5.4	40.3
Equity transactions with noncontrolling interest, net	—	—	.3	—	—	—	(.2)	.1
Transfer of Medite pension plan	—	—	—	(8.6)	12.9	—	—	4.3

Balance at December 31, 2009	667.3	1.2	—	(197.7)	(3.2)	(38.9)	69.7	498.4
Net income	—	—	—	50.3	—	—	13.5	63.8
Cash dividends	—	—	(11.7)	(33.8)	—	—	(7.8)	(53.3)
Other comprehensive income, net	—	—	—	—	4.6	—	4.4	9.0
Treasury stock acquired	—	—	—	—	—	(2.0)	—	(2.0)
Equity transactions with noncontrolling interest, net	—	—	87.8	—	19.8	—	197.0	304.6
Other	—	—	.1	(2.0)	—	—	(.4)	(2.3)

Balance at December 31, 2010	667.3	1.2	76.2	(183.2)	21.2	(40.9)	276.4	818.2
Net income	—	—	—	217.5	—	—	77.5	295.0
Cash dividends	—	—	—	(53.7)	—	—	(29.3)	(83.0)
Other comprehensive income (loss), net	—	—	—	—	(44.5)	—	10.9	(33.6)
Treasury stock acquired	—	—	—	—	—	(8.7)	—	(8.7)
Equity transactions with noncontrolling interest, net	—	—	.4	—	—	—	.3	.7
Other	—	—	4.4	—	—	—	—	4.4

Balance at December 31, 2011	$667.3	$1.2	$81.0	$(19.4)	$(23.3)	$(49.6)	$335.8	$993.0

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(38.1)	$63.8	$295.0
Depreciation and amortization	67.4	62.1	63.8
Gain on sale of business	(6.3)	—	—
Litigation settlement gains	(11.1)	—	—
Accrued litigation settlement and contract termination	—	33.3	—
Litigation settlement payments	—	(19.0)	—
Loss on prepayment of debt, net	—	—	3.1
Call premium paid	—	—	(2.5)
Assets held for sale write-down	.7	.5	1.1
Securities transactions, net	(.5)	(.3)	.6
Loss on disposal of property and equipment	1.2	1.8	.9
Noncash interest expense	2.0	2.4	5.5
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	.3	(1.3)	.4
Other postretirement benefit expense	.4	.3	(1.8)
Deferred income taxes	(21.9)	(11.1)	95.3
Equity in joint venture earnings	1.1	.4	.5
Net distributions from TiO2 manufacturing joint venture	7.7	2.4	3.8
Other, net	3.5	2.2	1.3
Change in assets and liabilities:
Accounts and other receivables, net	6.0	(53.4)	(47.9)
Inventories, net	105.2	4.6	(184.3)
Accounts payable and accrued liabilities	4.3	(15.1)	96.1
Income taxes	(3.0)	9.5	19.8
Accounts with affiliates	(18.1)	21.4	(36.6)
Other noncurrent assets	.3	.2	(3.3)
Other noncurrent liabilities	(9.5)	7.4	(13.2)
Other, net	(15.6)	10.1	(5.2)

Net cash provided by operating activities	76.0	122.2	292.4

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from investing activities:
Capital expenditures	$(57.5)	$(44.7)	$(146.2)
Capitalized permit costs	(9.4)	(5.8)	(8.9)
Acquisition, net of cash acquired	—	—	(4.8)
Purchases of:
Mutual funds	—	—	(272.8)
Titanium Metals Corporation (“TIMET”) common stock	—	(43.5)	(30.4)
Other marketable securities	(5.4)	(11.5)	(6.9)
Proceeds from:
Disposal of mutual funds	—	—	251.0
Disposal of other marketable securities	9.5	7.6	5.0
Disposal of restricted marketable securities	—	5.2	—
Sale of business	6.7	.5	.3
Real estate-related litigation settlement	11.8	—	—
Collection of real-estate related note receivable	—	—	15.0
Loan to affiliate	—	—	(11.2)
Change in restricted cash equivalents, net	.5	(.4)	(3.0)
Other, net	(.7)	(.5)	(8.0)

Net cash used in investing activities	(44.5)	(93.1)	(220.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	447.6	497.5	121.3
Principal payments	(401.1)	(537.3)	(328.8)
Deferred financing costs paid	(.8)	(.8)	(.1)
Lease deposit held for loan repayment	—	(6.2)	—
Purchases of Kronos common stock	(.1)	—	—
Valhi cash dividends paid	(45.4)	(45.5)	(53.7)
Distributions to noncontrolling interest in subsidiaries	(4.9)	(7.8)	(29.3)
Treasury stock acquired	—	(2.0)	(9.5)
Purchase of noncontrolling interest in subsidiary	—	(7.0)	—
Issuance of subsidiary common stock	—	337.6	—
Issuance of Valhi common stock and other, net	—	.1	.3

Net cash provided by (used in) financing activities	(4.7)	228.6	(299.8)

Net increase (decrease)	$26.8	$257.7	$(228.3)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash and cash equivalents—net change from:
Operating, investing and financing activities	$26.8	$257.7	$(228.3)
Effect of exchange rates on cash	4.9	(1.3)	(.4)

Net change for the year	31.7	256.4	(228.7)
Balance at beginning of year	37.0	68.7	325.1

Balance at end of year	$68.7	$325.1	$96.4

Supplemental disclosures:
Cash paid (received) for:
Interest, net of amounts capitalized (including call premium paid)	$64.8	$64.5	$67.0
Income taxes, net	6.4	(6.2)	73.8
Noncash investing activities:
Accruals for capital expenditures	11.8	11.6	23.5
Accruals for capitalized permits	1.2	1.1	.7
Note receivable from sale of business	.8	—	—
Noncash financing activities:
Promissory note issued in connection with litigation settlement	—	18.0	—
Promissory note issued in connection with contract termination	—	12.0	—
Accrued construction retainage payable converted into note payable	—	5.8	—
Transfer of Medite pension plan to Contran	4.3	—	—

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1—Summary of significant accounting policies:

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

Organization. We are majority owned by Contran Corporation and its subsidiaries, which own approximately 95% of our outstanding common stock at December 31, 2011. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

Foreign currency translation. The financial statements of our foreign subsidiaries are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes and noncontrolling interest. We recognize currency transaction gains and losses in income.

Derivatives and hedging activities. We recognize derivatives as either an asset or liability measured at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative. See Note 19.

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

Marketable securities and securities transactions. We carry marketable debt and equity securities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2— Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and

•	Level 3— Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Investment in affiliates and joint ventures. We account for investments in more than 20%-owned but less than majority-owned companies by the equity method. See Note 7. We allocate any differences between the cost of each investment and our pro-rata share of the entity’s separately-reported net assets among the assets and liabilities of the entity based upon estimated relative fair values. We amortize these differences, which were not material at December 31, 2011, to income as the entities depreciate, amortize or dispose of the related net assets.

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

Capitalized operating permits. Our Waste Management Segment capitalizes direct costs related to the acquisition or renewal of operating permits and amortizes such costs by the straight-line method over the term of the applicable permit. Our net capitalized operating permit costs include (i) costs to renew certain permits for which the renewal application is pending with the applicable regulatory agency and (ii) costs to apply for certain new permits which have not yet been issued by the applicable regulatory authority. We currently expect renewal of the permits for which application is still pending will occur in the ordinary course of business, and we are amortizing costs related to such renewals from the date the prior permit expired. With respect to costs related to the newly issued permits and permits which have not yet been issued, we will amortize such costs over the useful life of the permit from the date we first utilize such permit in our operations through the end of the permit. All operating permits are generally subject to renewal at the option of the issuing governmental agency. WCS obtained its byproducts disposal license in 2008 and began amortizing such license when the byproduct disposal facility began operations in October 2009. WCS obtained its low-level radioactive waste (“LLRW”) license in September 2009. We currently expect our LLRW facilities will commence operations in early 2012, at which time we will begin amortizing such license. Amortization of capitalized operating permit costs was $.5 million in 2009, and $1.3 million for each of 2010 and 2011. Our estimated aggregate amortization expense for capitalized permits, exclusive of amortization associated with our LLRW facilities, is approximately $1.3 million in each of 2012 through 2016. Once operations commence, the expected annual amortization associated with the LLRW disposal facilities is approximately $6.0 million. The components of net capitalized permit costs are presented in the table below.

	December 31,
	2010	2011
	(In millions)
Net permit costs for:
Pending renewals of prior permits	$.4	$.3
Issued permits which are being amortized at December 31, 2010:
Byproduct License—(expires in 2018)	7.4	6.6
Other—(expires 2013—2024)	2.1	1.6

Total pending renewals and issued permits which are being amortized	9.9	8.5

Issued permits not yet subject to amortization:
LLRW License—(expires in 2024)	48.4	57.5
Other—(expires 2018)	.5	.6

Total issued permits not yet subject to amortization	48.9	58.1

Pending applications for new permits	—	—

Total	$58.8	$66.6

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2009, 2010 and 2011 we capitalized $1.9 million, $.9 million and $3.3 million, respectively, in interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years
Mine development costs	Units-of-production
Landfill disposal costs	Units-of-production

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to fair value is required.

In early 2012, when our Compact LLRW site is placed in service, we will reclassify $33.3 million that was included in construction in process at December 31, 2011 to buildings and improvements, and reclassify $3.9 million to machinery and equipment. Upon placing our Federal LLRW site in service later in 2012, we would similarly reclassify an additional $36.5 million that was included in construction in process at December 31, 2011 to buildings and improvements, and $2.5 million to machinery and equipment.

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

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. Generally, subsidiaries make payments to or receive payments from us in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group. We made net cash payments for income taxes to Contran of $2.2 million in 2009 and $10.3 million in 2011 and we received net cash payments for income taxes from Contran of $16.1 million in 2010.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recorded in the Consolidated Financial Statements and the tax basis of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $946 million at December 31, 2011 (in 2010 the amount was $767 million). It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to these earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets we believe does not meet the more-likely-than-not recognition criteria.

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

Environmental remediation and related costs. We record liabilities related to environmental remediation and related costs when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to its present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2010 and 2011, we had not recognized any receivables for recoveries. See Note 17.

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

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $74 million in 2009, $83 million in 2010 and $93 million in 2011. Shipping and handling costs of our Component Products and Waste Management Segments are not material. We expense advertising and research, development and sales technical support costs as incurred. Advertising costs were approximately $1 million in each of 2009 and 2010 and $2 million in 2011. Research, development and certain sales technical support costs were approximately $13 million in 2009, $15 million in 2010 and $22 million in 2011.

Note 2—Business and geographic segments:

Business segment	Entity	% controlled at December 31, 2011
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

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

•

Chemicals—Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), a base industrial product used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets. See Note 7.

•

Component Products—We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. CompX manufactures engineered components that are sold to a variety of industries including office furniture, recreational transportation (including boats), mailboxes, toolboxes, home appliances, banking equipment, vending equipment and computer related equipment. CompX has production facilities in North America and Asia.

•

Waste Management—WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. In January 2009 WCS received a LLRW disposal license, which was signed in September 2009. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. Construction of the Compact LLRW disposal facility was substantially complete in November 2011, and the Federal LLRW disposal facility was substantially complete in February 2012. We currently expect the Compact LLRW disposal facility will be fully certified and operational by the end of March 2012, with the Federal LLRW disposal facility fully certified and operational later in 2012.

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

Interest income included in the calculation of segment operating income is not material in 2009, 2010 or 2011. Capital expenditures include additions to property and equipment but exclude amounts we paid for business units acquired in business combinations. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. Our investment in the TiO2 manufacturing joint venture (see Note 7) is included in the Chemicals Segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties. At December 31, 2011, approximately 22% of corporate assets were held by NL (in 2010 the percentage was 18%), with substantially all of the remainder held directly by Valhi.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net sales:
Chemicals	$1,142.0	$1,449.7	$1,943.3
Component products	116.1	135.3	138.8
Waste management	14.0	7.7	2.0

Total net sales	$1,272.1	$1,592.7	$2,084.1

Cost of sales:
Chemicals	$1,014.0	$1,106.7	$1,197.5
Component products	92.3	99.3	103.6
Waste management	29.4	23.9	25.3

Total cost of sales	$1,135.7	$1,229.9	$1,326.4

Gross margin:
Chemicals	$128.0	$343.0	$745.8
Component products	23.8	36.0	35.2
Waste management	(15.4)	(16.2)	(23.3)

Total gross margin	$136.4	$362.8	$757.7

Operating income (loss):
Chemicals	$(10.6)	$183.2	$553.0
Component products	(4.0)	9.4	15.5
Waste management	(27.0)	(30.8)	(38.0)

Total operating income (loss)	(41.6)	161.8	530.5
Equity in earnings of joint venture	(1.1)	(.4)	(.5)
General corporate items:
Securities earnings	26.6	26.3	28.6
Insurance recoveries	4.6	18.8	16.9
Litigation settlement gains	23.1	6.3	—
Litigation settlement expense	—	(32.2)	—
Gain on sale of business	6.3	—	—
General expenses, net	(40.1)	(29.9)	(40.6)
Loss on prepayment of debt, net	—	—	(3.1)
Interest expense	(66.7)	(68.4)	(61.9)

Income (loss) before income taxes	$(88.9)	$82.3	$469.9

	Years ended December 31,
	2009	2010	2011
	(In millions)
Depreciation and amortization:
Chemicals	$49.5	$47.4	$50.2
Component products	8.2	7.7	6.8
Waste management	9.6	7.0	6.8
Corporate	.1	—	—

Total	$67.4	$62.1	$63.8

Capital expenditures:
Chemicals	$23.6	$37.7	$68.6
Component products	2.3	2.1	3.2
Waste management	31.6	4.9	74.3
Corporate	—	—	.1

Total	$57.5	$44.7	$146.2

	December 31,
	2009	2010	2011
	(In millions)
Total assets:
Operating segments:
Chemicals	$1,726.4	$2,101.4	$2,189.7
Component products	149.2	141.5	141.4
Waste management	129.7	166.4	223.4
Joint venture accounted for by the equity method	17.4	17.0	16.5
Corporate and eliminations	387.6	288.0	267.0

Total	$2,410.3	$2,714.3	$2,838.0

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2011 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $726 million (in 2010 the total was $558 million).

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net sales—point of origin:
United States	$521.4	$668.4	$837.0
Germany	616.5	714.2	1,039.7
Canada	206.3	281.5	353.2
Norway	139.5	188.3	245.1
Belgium	164.4	209.1	301.8
Taiwan	5.8	8.8	9.3
Eliminations	(381.8)	(477.6)	(702.0)

Total	$1,272.1	$1,592.7	$2,084.1

Net sales—point of destination:
North America	$444.3	$550.2	$629.9
Europe	671.0	822.2	1,141.3
Asia and other	156.8	220.3	312.9

Total	$1,272.1	$1,592.7	$2,084.1

	December 31,
	2009	2010	2011
	(In millions)
Net property and equipment:
United States	$122.3	$120.1	$189.0
Germany	299.7	267.8	259.6
Canada	77.9	80.4	80.0
Norway	107.0	100.5	101.5
Belgium	66.4	69.4	86.0
Taiwan	7.3	7.9	7.7

Total	$680.6	$646.1	$723.8

Note 3—Business combinations and related transactions:

Kronos Worldwide, Inc. During 2009, NL purchased 28,000 Kronos shares in market transactions for $.1 million.

In November 2010, Kronos completed a secondary public offering of 17.94 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million. The price to the public was $20.00 per share, and the underwriting discount was 5.75% (or $1.15 per share). Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million. The shares of Kronos common stock issued in the secondary offering are identical to the previously-issued outstanding shares in all respects, including par value, liquidation and dividend preference. All shares were sold to third-party investors, none of our affiliated companies purchased any shares in the offering. Upon completion of the offering, our aggregate ownership of Kronos was reduced to 80% (50% held directly by us and 30% held directly by NL). Under the provisions of ASC Topic 810, changes in parent control that do not lead to deconsolidation are considered equity transactions recognized through additional paid-in capital and noncontrolling interest, accordingly no gain or loss was recognized on this transaction. See Note 13.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos will use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. Through December 31, 2011, Kronos has not made any repurchases under the plan, and at December 31, 2011 all 2.0 million shares are available for repurchase.

In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Kronos for all periods presented to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

CompX International Inc. In July of 2011, CompX completed the acquisition of 100% of the stock of a Canadian ergonomic component products company for initial cash consideration of the equivalent of approximately $4.8 million, net of approximately $3,000 of cash acquired, with potential additional cash consideration ranging from nil to approximately $1.5 million payable in the first quarter of 2013, contingent upon the acquired business achieving certain acquired product line sales targets during 2012. The estimated fair value of the contingent consideration at December 31, 2011 was $.7 million. The acquisition is intended to expand CompX’s furniture components ergonomics product line. We have included the results of operations and cash flows of the acquired business in our Consolidated Financial Statements subsequent to the acquisition date. The purchase price has been allocated among net assets acquired, consisting of (i) net working capital (receivable, inventory and payables) of $.9 million, (ii) identifiable intangibles other than goodwill of $1.9 million, (iii) goodwill of $3.1 million and (iv) deferred income tax liabilities of $.4 million. The tangible and intangible net assets acquired (other than goodwill) were valued based upon an estimate of the fair value of such net assets, with the remainder of the purchase price allocated to goodwill. The business had net sales of $4.2 million in 2010 and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

Prior to 2009, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX will generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2009, 2010 and 2011, and at December 31, 2011 approximately 678,000 shares were available for purchase under these authorizations.

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized gains/ (losses), net
	(In millions)
December 31, 2010:
Current assets—
Other	$1.7	$1.7	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	86.1	59.0	27.1
Other	4.3	4.3	—

Total	$340.4	$313.3	$27.1

December 31, 2011:
Current assets:
Mutual funds	$20.9	$21.1	$(.2)
Other	1.6	1.6	—

Total	$22.5	$22.7	$(.2)

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	97.7	86.0	11.7
Other	6.4	6.5	(.1)

Total	$354.1	$342.5	$11.6

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2010:
Current assets—
Other	$1.7	$—	$1.7	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$—	$—	$250.0
TIMET common stock	86.1	86.1	—	—
Other	4.3	1.1	3.2	—

Total	$340.4	$87.2	$3.2	$250.0

December 31, 2011:
Current assets:
Mutual funds	$20.9	$20.9	$—	$—
Other	1.6	—	1.6	—

Total	$22.5	$20.9	$1.6	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$—	$—	$250.0
TIMET common stock	97.7	97.7	—	—
Mutual funds and other common stocks	6.4	2.6	3.8	—

Total	$354.1	$100.3	$3.8	$250.0

Amalgamated Sugar. Prior to 2009, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugar beet growers in Amalgamated’s areas of operations. Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets we transferred to the LLC was approximately $34 million. When we transferred control of our operations to Snake River in return for our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes. Therefore, the cost basis of our investment in the LLC is $250 million. As part of this transaction, Snake River made certain loans to us aggregating $250 million. These loans are collateralized by our interest in the LLC. See Notes 9 and 15.

We and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year (the “base” level), with a preferential 95% share going to us. To the extent the LLC’s distributions are below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributions in excess of the base level until the shortfall is recovered. Under certain conditions, we are entitled to receive additional cash distributions from the LLC. At our option, we may require the LLC to redeem our interest in the LLC beginning in 2012, and the LLC has the right to redeem, at their option, our interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us. If we require the LLC to redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 million loans from Snake River.

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

Prior to 2009, Snake River agreed that the annual amount of distributions we receive from the LLC would exceed the annual amount of interest payments we owe to Snake River on our $250 million in loans from Snake River by at least $1.8 million. If we receive less than the required minimum amount, certain agreements we previously made with Snake River and the LLC, including a reduction in the amount of cumulative distributions that we must receive from the LLC in order to prevent us from becoming able to temporarily take control of the LLC, would retroactively become null and void and we would be able to temporarily take control of the LLC if we so desired. Through December 31, 2011, Snake River and the LLC maintained the applicable minimum required levels of cash flows to us.

We report the cash distributions received from the LLC as dividend income. We recognize distributions when they are declared by the LLC, which is generally the same month we receive them, although in certain cases distributions may be paid on the first business day of the following month. See Note 15. The amount of such future distributions we will receive from the LLC is dependent upon, among other things, the future performance of the LLC’s operations. Because we receive preferential distributions from the LLC and we have the right to require the LLC to redeem our interest for a fixed and determinable amount beginning at a fixed and determinable date, we account for our investment in the LLC as a marketable security carried at its cost basis of $250 million. The cost basis is also the fair value of our investment determined using Level 3 inputs as the $250 million redemption price of our investment in the LLC as well as the amount of our debt owed to Snake River Company that is collateralized by our investment in the LLC. There has been no change to the fair value of our Amalgamated Sugar investment during 2009, 2010 or 2011. We do not expect to report a gain on the redemption at the time our LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of our investment in the LLC at the time of redemption.

TIMET. We classify our investment in TIMET common stock as available-for-sale marketable securities. The fair value is determined using Level 1 inputs because TIMET common stock is actively traded on the NYSE. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock. Kronos purchased an aggregate of 2.7 million shares of TIMET with an aggregate purchase price of $46.9 million (including commissions and fees) in market transactions during December 2010. At December 31, 2010, we held an aggregate of 5.0 million shares of TIMET common stock, and the quoted market price of TIMET’s common stock was $17.18. Kronos purchased an aggregate of 1.5 million shares of TIMET with an aggregate purchase price of $27.0 million in market transactions during 2011. At December 31, 2011, we held an aggregate of 6.5 million shares and the quoted per share market price of TIMET’s common stock was $14.98.

The TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144.

Mutual funds. During 2011, we held investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds have daily liquidity and are held for the temporary investment of cash available for our current operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent, and accordingly we have classified our investments in these mutual funds as a current asset. The fair value of these securities is generally determined using Level 1 inputs because the mutual funds are actively traded.

Other. The fair value of our other marketable securities are either determined using Level 1 inputs (because the securities are actively traded) or determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 5—Accounts and other receivables, net:

	December 31,
	2010	2011
	(In millions)
Accounts receivable	$246.1	$283.6
Real-estate related note receivable	15.0	—
Notes receivable	2.9	2.4
Accrued interest and dividends receivable	.1	—
Allowance for doubtful accounts	(2.8)	(1.7)

Total	$261.3	$284.3

The real-estate related note receivable is discussed in Note 15.

Note 6—Inventories, net:

	December 31,
	2010	2011
	(In millions)
Raw materials:
Chemicals	$52.1	$89.6
Component products	6.3	6.7

Total raw materials	58.4	96.3

Work in process:
Chemicals	13.6	17.3
Component products	6.7	7.4

Total in-process products	20.3	24.7

Finished products:
Chemicals	155.3	281.5
Component products	5.4	5.4

Total finished products	160.7	286.9

Supplies (primarily chemicals)	55.5	56.6

Total	$294.9	$464.5

Note 7—Other assets:

	December 31,
	2010	2011
	(In millions)
Investment in affiliates:
Ti02 manufacturing joint venture	$96.2	$89.2
Basic Management and Landwell	17.0	16.5

Total	$113.2	$105.7

Other assets:
Waste disposal site operating permits, net	$58.8	$66.6
Restricted cash	.3	7.6
Assets held for sale	3.0	7.3
Capital lease deposit	6.2	6.2
IBNR receivables	6.6	6.5
Deferred financing costs	4.5	2.0
Other	22.9	67.9

Total	$102.3	$164.1

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment and another Ti02 producer, Tioxide Americas, Inc. (“Tioxide”), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or “LPC”) that owns and operates a TiO2 plant in Louisiana. Tioxide is a wholly-owned subsidiary of Huntsman Corporation.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC. Each owner’s acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture’s production costs and interest expense, if any. Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold. We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows. The components of our net distributions from LPC are shown in the table below.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Distributions from LPC	$22.7	$26.1	$29.7
Contributions to LPC	(15.0)	(23.7)	(25.9)

Net distributions from LPC	$7.7	$2.4	$3.8

Certain selected financial information of LPC is summarized below:

	December 31,
	2010	2011
	(In millions)
Assets:
Current assets	$68.6	$108.5
Property and equipment, net	154.4	140.7

Total assets	$223.0	$249.2

Liabilities and Partner’s Equity:
Liabilities, primarily current	$27.9	$68.0
Partners’ equity	195.1	181.2

Total liabilities and partners’ equity	$223.0	$249.2

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net sales:
Kronos	$121.2	$133.7	$144.8
Tioxide	121.8	134.5	145.7
Cost of sales	243.0	267.7	290.1
Net income	—	—	—

Investment in Basic Management and Landwell. We also own a 32% interest in Basic Management, Inc., (“BMI”) which provides utility services in the industrial park where one of TIMET’s plants is located, among other things. We also have a 12% interest in The Landwell Company (“Landwell”), which is actively engaged in efforts to develop certain real estate. BMI owns an additional 50% interest in Landwell. For federal income tax purposes Landwell is treated as a partnership, and accordingly the combined results of operations of BMI and Landwell include a provision for income taxes on Landwell’s earnings only to the extent that such earnings accrue to BMI. We record our equity in earnings of BMI and Landwell on a one-quarter lag because their financial statements are generally not available to us on a timely basis. Certain selected combined financial information of BMI and Landwell is summarized below.

	September 30,
	2010	2011
	(In millions)
Current assets	$21.4	$16.1
Prepaid costs and other	20.2	19.9
Property and equipment, net	7.3	6.5
Investment in undeveloped land and water rights	31.4	40.4
Land and development costs	14.9	13.5

Total assets	$95.2	$96.4

Current liabilities	$4.0	$5.7
Long-term debt	17.3	16.2
Deferred income taxes	5.9	5.9
Other noncurrent liabilities	4.0	6.7
Equity	64.0	61.9

Total liabilities and equity	$95.2	$96.4

	Twelve months ended September 30,
	2009	2010	2011
	(In millions)
Total revenues	$8.7	$6.9	$10.0
Loss before income taxes	(2.8)	(4.6)	(2.7)
Net loss	(2.5)	(3.6)	(2.1)

Assets held for sale. Our assets held for sale at December 31, 2011, include three properties of our Component Products Segment which were formerly used in our operations: a facility in River Grove, Illinois; a facility in Byron Center, Michigan and land in Neenah, Wisconsin. In September 2011 our Component Products Segment’s management made the decision to sell its Byron Center facility, at which time such facility met all of the criteria under GAAP to be classified as an “asset held for sale.” In classifying the facility (land and building) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets. In determining the estimated fair value, CompX obtained an independent appraisal. Based on this appraisal, we recognized a write-down of $.9 million during the third quarter of 2011 to reduce the carrying value of the asset to its estimated fair value less cost to sell.

The remaining two assets (River Grove, Illinois and Neenah, Wisconsin) were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP. During the third quarter of 2011, due to continued negative local market conditions CompX obtained an updated independent appraisal for the River Grove facility, the more significant of these other two properties. Based on this appraisal, we recognized an additional write-down of $.2 million during the third quarter of 2011 to reduce the carrying value of that asset to its estimated fair value less cost to sell. During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the River Grove facility. Based on this appraisal, we recorded a write-down of $.5 million during the third quarter of 2010 to reduce the carrying value of the asset to its estimated fair value less cost to sell. During the fourth quarter of 2010, we obtained an independent appraisal for the land in Neenah. Based on this appraisal, the carrying value of the asset approximated the fair value less cost to sell and therefore no adjustment to the carry value was deemed necessary. In 2009 after discussion with potential buyers of both properties fell through we recorded a write-down of approximately $.7 million.

Appraisals represent a level 2 input as defined by ASC 820-10-35. All three properties are being actively marketed; however, due to the current state of the commercial real estate market, we cannot be certain of the timing of the disposition of our assets held for sale or the potential for future write-downs associated with these assets.

Other. We have certain related party transactions with LPC and Basic Management, as more fully described in Note 16.

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

Restricted cash at December 31, 2011 primarily relates to cash which collateralizes a letter of credit issued on behalf of our Chemicals Segment in conjunction with an appeal of a re-assessment by Canadian tax authorities, as discussed in Notes 9 and 12. Restricted cash at December 31, 2011 also includes $.5 million placed into a collateral trust associated with certain financial assurance obligations of our Waste Management Segment, as discussed in Note 17.

The capital lease deposit relates to certain indebtedness of our Waste Management Segment and is discussed in Note 9.

Note 8—Goodwill and other intangible assets:

Goodwill. Changes in the carrying amount of goodwill during the past three years by operating segment are presented in the table below. Goodwill acquired in 2011 relates to the acquisition of an ergonomic components product business included in our Components Products Segment, see Note 3.

	Operating segment
	Chemicals	Component Products	Total
	(In millions)
Goodwill at December 31, 2008	$359.0	$37.8	$396.8
Changes in foreign exchange rates	—	.1	.1

Balance at December 31, 2009	359.0	37.9	396.9
Changes in foreign exchange rates	—	.5	.5

Balance at December 31, 2010	359.0	38.4	397.4
Changes in foreign exchange rates	—	(.4)	(.4)
Goodwill acquired	—	3.1	3.1

Balance at December 31, 2011	$359.0	$41.1	$400.1

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. Substantially all of our goodwill related to our Chemicals Segment was generated prior to 2009 from our various step acquisitions of NL and Kronos, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the three reporting units within that operating segment: security products, furniture, and marine components. We test for goodwill impairment at the reporting unit level. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices, a Level 1 input, while discounted cash flows are a Level 3 input. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

In accordance with the requirements of ASC Topic 350-20-35, we review goodwill for each of our four reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value. Our 2009, 2010 and 2011 annual impairment reviews of goodwill indicated no impairments. Prior to 2009, we recorded a $10.1 million goodwill impairment in our Component Products Segment. Our consolidated gross goodwill at December 31, 2011 is $410.2 million.

Other intangible assets.

Intangible assets were $.8 million and $2.1 million at December 31, 2010 and 2011, respectively. Amortization expense was $.5 million, $.6 million and $.5 million in 2009, 2010 and 2011, respectively. The increase in intangible assets in 2011 is also related to the acquisition of the ergonomic component products business mentioned above, see Note 3. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2012	$.6 million
2013	.4 million
2014	.2 million
2015	.2 million
2016	.1 million

Note 9—Long-term debt:

	December 31,
	2010	2011
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Subsidiary debt:
Kronos International 6.5% Senior Secured Notes	532.8	360.6
CompX promissory note payable to TIMET	42.2	22.2
CompX bank credit facility	3.0	2.0
NL promissory note	18.0	9.0
WCS financing capital lease	72.0	71.1

WCS 6% promissory notes	15.4	11.7
Other	6.9	9.8

Total subsidiary debt	690.3	486.4

Total debt	940.3	736.4
Less current maturities	17.4	19.0

Total long-term debt	$922.9	$717.4

Valhi. Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC. The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027. At December 31, 2011, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 4.

We also have an unsecured revolving credit facility with Contran which provides for borrowings from Contran of up to $100 million. The facility, as amended, bears interest at prime plus 1%, and is due on demand, but in any event no earlier than December 31, 2013. Valhi pays an unused commitment fee quarterly to Contran on the available balance. At December 31, 2011, no amounts were outstanding under the Contran credit facility and $100 million was available for borrowings.

Kronos and its subsidiaries. In April 2006, Kronos International, Inc. (“KII”), a wholly-owned subsidiary of Kronos, issued €400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013 at 99.306% of the principal amount ($498.5 million when issued). Kronos collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Société Industrielle du Titane, S.A. We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts Kronos’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity. At our option, Kronos may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012. In this regard, in March 2011, Kronos redeemed €80 million principal amount of the 6.5% Notes at 102.167% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate of €40.8 million principal amount of the 6.5% notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remain outstanding. We recognized a $3.3 million pre-tax interest charge related to the redemption of €80 million of the 6.5% Senior Secured Notes consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. We recognized a $.2 million net gain on the €40.8 million principal amount of Senior Notes repurchased in open market transactions. Kronos borrowed under its European revolving credit facility, as discussed below, in order to fund the redemption in March 2011, while it used cash on hand to fund the open market repurchases.

In the event of a change of control, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. See Note 19. The indenture also contains certain cross-default provisions, as discussed in “the restrictions and other” section below. The carrying amount of the 6.5% Notes includes unamortized original issue discount of €.9 million ($1.2 million) and €.4 million ($.5 million) at December 31, 2010 and 2011, respectively.

Our Chemicals Segment’s operating subsidiaries in Germany, Belgium, Norway and Denmark have a €80 million secured revolving bank credit facility that, as amended, matures in October 2013. We may denominate borrowings in euros, Norwegian kroner or U.S. dollars. We may also issue up to €5 million of letters of credit. Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.5%. The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.

During 2011, Kronos borrowed €80 million ($113.3 million when borrowed) under its European credit facility, and subsequently repaid €80 million ($115.0 million when repaid). As of December 31, 2011, there were no outstanding borrowings under our European credit facility and the equivalent of $103.5 million was available for borrowing under this facility.

In December 2011, Kronos’ Canadian subsidiary entered into a Cdn. $10.0 million loan agreement with the Bank of Montreal for the limited purpose of issuing letters of credit. The facility renews annually. Letters of credit are collateralized by restricted deposits at the Bank of Montreal. The facility contains certain restrictive covenants which, among other things, restrict the subsidiary from incurring additional indebtedness in excess of Cdn. $20 million. At December 31, 2011, an aggregate of Cdn. $5.2 million letters of credit were outstanding under this facility. In February 2012, an additional letter of credit was issued under this facility for Cdn $2.1 million.

In December 2011, Kronos’ Canadian subsidiary entered into an agreement with an economic development agency of the Province of Quebec, Canada pursuant to which we may borrow up to Cdn. $7.1 million from such agency. Borrowings may only be used to fund capital improvements at our Canadian plant, and are limited to a specified percentage of such capital improvements. Borrowings are non-interest bearing, with monthly payments commencing in 2017. The agreement contains certain restrictive covenants, which, among other things, restricts the subsidiary’s ability to sell assets or enter into mergers, and requires our subsidiary to maintain certain financial ratios and maintain specified levels of employment. At December 31, 2011, we had no borrowings under this agreement.

CompX. At December 31, 2011 CompX had a $37.5 million revolving bank credit facility that matured in January 2012. CompX had net borrowings of $3.0 million under the credit facility in 2010, which was repaid in February 2011. In July 2011, CompX borrowed the equivalent of approximately $5.3 million under the credit facility in connection with the acquisition discussed in Note 3 (such borrowing was denominated in Canadian dollars, as permitted by the terms of the credit facility), and subsequently repaid the equivalent of $2.9 million of such borrowing during the remainder of 2011. The interest rate on the $2.0 million outstanding under the credit facility at December 31, 2011 was 4.4%. CompX was in compliance with all covenants of the credit facility at December 31, 2011.

In January 2012, CompX amended and restated the terms of the credit facility to extend the maturity date to January 2015 and to reduce the size of the facility from $37.5 million to $30.0 million. Any amounts outstanding under the credit facility bear interest at LIBOR plus a margin of 2.25%. The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things restricts CompX’s ability to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity. The facility also requires maintenance of specified levels of net worth (as defined in the agreement). In the event of a change of control, as defined in the agreement, the lenders would have the right to accelerate the maturity of the facility. The credit facility permits CompX to pay dividends and/or repurchase common stock in an amount equal to the sum of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year. At December 31, 2011, and based on the new $30 million size of the amended and restated credit facility, approximately $28.0 million was available for borrowings. Because the amended and restated credit facility extended the maturity date of our prior credit facility, we have classified the $2.0 million outstanding at December 31, 2011 under CompX’s prior credit facility as noncurrent.

Note payable to TIMET. In October 2007, CompX purchased and/or cancelled a net 2.7 million shares of its Class A common stock from Timet Finance Management Company (“TFMC”). TFMC is a wholly-owned subsidiary of TIMET. CompX purchased and/or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which CompX paid in the form of a promissory note. The promissory note, as amended, bears interest at LIBOR plus 1% (1.4% at December 31, 2011) and provides for quarterly principal repayments of $250,000, with the balance due at maturity in September 2014. The promissory note is prepayable, in whole or in part, at any time at our option without penalty. The promissory note is subordinated to CompX’s amended and restated U.S. revolving bank credit facility, although we are permitted to make future principal prepayments not to exceed $15 million in the aggregate. The promissory note was amended in September 2009 resulting in the deferral of interest payments until March 2011 and the postponement of the quarterly principal repayments until March 2011. We had net repayments on the note payable to affiliate of $.8 million in 2009, nil in 2010 and $20 million in 2011, including $15.0 million of prepayments in 2011 using cash we received upon collection of our promissory note receivable, see Note 16.

NL—NL’s $18.0 million long-term promissory note is discussed in Note 17.

WCS—In December 2010, WCS closed under a Sale and Purchase Agreement with the County of Andrews, Texas whereby WCS sold certain real and personal property constituting a substantial portion of its property and equipment (“Transferred Assets”) to the County for gross proceeds of $75 million. WCS used the net proceeds received under the Agreement to finance the construction of its Federal and Texas Compact LLRW disposal facilities. As a condition under the Agreement, in December 2010 WCS also concurrently entered into a Lease Agreement (“Lease”) with the County pursuant to which we agreed to lease the Transferred Assets back from the County for a period of 25 years. The Lease requires monthly rental payments payable from December 2010 through August 2035, and during the Lease term WCS is responsible for all costs associated with the use, occupancy, possession and operation of the Transferred Assets. Under the terms of the Agreement, WCS was also required to pay all of the County’s costs associated with the transactions, and the proceeds WCS received from the County upon closing under the Sale and Purchase

Agreement were net of the County’s cost, which aggregated approximately $2.6 million At the end of the Lease term, title to the Transferred Assets automatically reverts back to WCS without further payment obligation. Prior to the end of the Lease term, WCS may, at its option, terminate the Lease early upon payment of specified amounts to the County, at which time the Transferred Assets would also revert back to WCS. For financial reporting purposes, we have accounted for these transactions in tandem as a financing capital lease, in which we continue to recognize the Transferred Assets on our Consolidated Balance Sheet and our rental payments due under the Lease are accounted for as debt. The capital lease has an effective interest rate of approximately 7.0%. At the inception of the Lease, we were required to prepay to the County an amount ($6.2 million) equal to our aggregate lease rentals due to the County in the final year of the Lease, the County will hold the funds as a prepaid deposit. The deposit serves as collateral for WCS’ performance under the Lease and is included in our other noncurrent assets. See also Note 7.

As part of the termination of a contract with a former customer regarding various contractual and legal claims, in April 2010 WCS issued the former customer a $12.0 million long-term promissory note. The note is unsecured, bears interest at a fixed rate of 6% and is payable in five equal annual installments of principal plus accrued interest that began on December 31, 2010. WCS has the right to prepay the note at any time without penalty. A substantial portion of the principal amount of the promissory note issued was offset against deferred revenue that was unearned by WCS. The remaining $1.1 million we recognized in contract termination expense related to this agreement in the first quarter of 2010. At December 31, 2011, the outstanding principal balance of this promissory note was $7.2 million.

In December 2010, WCS issued a vendor, in final settlement of certain accrued construction retainage WCS owed such vendor, a $6.6 million non-interest bearing promissory note due on December 31, 2013. The note calls for payments of $1.7 million, $2.4 million and $2.5 million on December 31, 2011, 2012 and 2013, respectively. While the note is non-interest bearing, it does provide for a 6% discount rate in the event WCS elects, at its option, to prepay the promissory note. For financial reporting purposes, we discounted the note to its present value of $5.8 million at issuance based on this 6% discount rate. The amount of accrued construction retainage payable we had previously recognized was approximately $1.4 million greater than such $5.8 million amount, and as part of the settlement we reduced the value of our property and equipment by such excess to reflect the final cost. At December 31, 2011, the carrying value of our remaining obligation to the vendor under this promissory note was $4.5 million.

Aggregate maturities of long-term debt at December 31, 2011

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2012	$23.7
2013	374.8
2014	30.3
2015	9.5
2016	7.9
2017 and thereafter	364.8

Subtotal	811.0
Less amounts representing interest on capital leases and discount on other debt obligations	74.6

Total long-term debt	$736.4

Restrictions and other. Under the cross-default provisions of Kronos’ 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if our European subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness). Under the cross-default provisions of Kronos’ European revolving credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if the borrowers or its parent company default under any other indebtedness in excess of €5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).

Certain of the credit facilities described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at December 31, 2011. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 10—Accrued liabilities:

	December 31,
	2010	2011
	(In millions)
Current:
Employee benefits	$44.8	$45.4
Accrued sales discounts and rebates	11.3	11.8
Environmental costs	9.7	8.6
Interest	7.4	5.0
Deferred income	3.3	3.5
Other	39.3	71.7

Total	$115.8	$146.0

Noncurrent:
Reserve for uncertain tax positions	$41.3	$26.9
Insurance claims and expenses	10.3	9.7
Employee benefits	9.8	10.3
Deferred income	1.1	1.1
Other	7.0	7.4

Total	$69.5	$55.4

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. Our reserve for uncertain tax positions is discussed in Note 12.

Other noncurrent liabilities include certain asset retirement obligations, including amounts related to the closure and post-closure obligations associated with our Waste Management Segment’s facility in West Texas. We are required to provide certain financial assurance to the Texas government agencies with respect to the decommissioning obligations related to such facility, as more fully described in Note 17. Certain of our affiliates have provided or assisted us in providing such financial assurance, as discussed in Note 16.

Note 11—Employee benefit plans:

Defined contribution plans. We maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $2.5 million in 2009, $3.2 million in 2010 and $3.9 million in 2011.

Defined benefit plans. Kronos and NL sponsor various defined benefit pension plans worldwide. The benefits under our defined benefit plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

Prior to December 31, 2009, we also maintained a U.S. plan related to Medite Corporation, a former business unit of Valhi (the “Medite plan”). Effective December 31, 2009, for financial reporting purposes the assets and liabilities of the Medite plan were transferred to a defined benefit pension plan maintained by Contran and are no longer reflected in our Consolidated Financial Statements as of that date. We transferred the assets and liabilities of the Medite plan to Contran in order to, among other things, achieve certain administrative cost savings. At December 31, 2009, the assets of the Medite plan were $26.5 million and the projected benefit obligation of the Medite Plan was $33.1 million. We accounted for the transfer by recording an increase in Valhi stockholders’ equity as of December 31, 2009 of $4.3 million, comprised of the net $6.6 million liability representing the funded status of the plan, less the applicable deferred income tax asset of $2.3 million. Of such $4.3 million, $12.9 million related to an aggregate loss, net of income taxes, previously recognized in accumulated other comprehensive income (loss), and $8.6 million related to net periodic pension credit, net of income taxes, previously recognized in net income attributable to Valhi stockholders. The net periodic pension cost associated with this plan, included in our statements of operations was $.7 million in 2009.

We expect to contribute the equivalent of $29.1 million to all of our defined benefit pension plans during 2012. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2012	$27.7 million
2013	28.7 million
2014	28.7 million
2015	28.5 million
2016	28.3 million
Next 5 years	155.1 million

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2010	2011
	(In millions)
Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$57.2	$59.8
Interest cost	3.2	2.9
Actuarial loss	3.1	6.2
Benefits paid	(3.7)	(3.6)

Balance at end of the year	$59.8	$65.3

Change in plan assets:
Fair value at beginning of the year	$43.5	$50.4
Actual return on plan assets	10.4	(1.6)
Employer contributions	.2	.2
Benefits paid	(3.7)	(3.6)

Fair value at end of year	$50.4	$45.4

Funded status	$(9.4)	$(19.9)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.3)	$(.3)
Noncurrent	(9.1)	(19.6)

Total	(9.4)	(19.9)
Accumulated other comprehensive loss—
Actuarial loss	25.3	37.3

Total	$15.9	$17.4

Accumulated benefit obligations (“ABO”)	$59.8	$65.3

The components of our net periodic defined benefit pension benefit cost (credit) for U.S. plans are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial losses for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic pension benefit cost (credit) for U.S. plans:
Interest cost	$5.2	$3.2	$2.9
Expected return on plan assets	(6.3)	(4.2)	(4.8)
Amortization of unrecognized:
Net actuarial loss	2.2	1.2	1.0

Total	$1.1	$.2	$(.9)

Certain information concerning our U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2010	2011
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$59.8	$65.3
Accumulated benefit obligations	59.8	65.3
Fair value of plan assets	50.4	45.4

The discount rate assumptions used in determining the actuarial present value of the benefit obligations for our U.S. defined benefit pension plan as of December 31, 2010 and 2011 are 5.1% and 4.2%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligations as the plan is frozen with regards to compensation.

A summary of our key actuarial assumptions used to determine U.S. net periodic benefit cost (credit) for 2009, 2010 and 2011 are as follows:

	Years ended December 31,
Rate	2009	2010	2011
Discount rate	6.1%	5.7%	5.1%
Long-term return on plan assets	10.0%	10.0%	10.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

The funded status of our foreign defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2010	2011
	(In millions)
Change in PBO:
Balance at beginning of the year	$432.3	$454.8
Service cost	10.4	11.2
Interest cost	22.3	24.1
Participants’ contributions	1.7	1.9
Plan amendments	3.8	—
Actuarial loss	25.3	18.4
Change in currency exchange rates	(18.3)	(13.4)
Benefits paid	(22.7)	(27.3)

Balance at end of the year	$454.8	$469.7

Change in plan assets:
Fair value at beginning of the year	$314.0	$334.8
Actual return on plan assets	27.3	18.2
Employer contributions	25.0	25.7
Participants’ contributions	1.7	1.9
Change in currency exchange rates	(10.5)	(9.6)
Benefits paid	(22.7)	(27.3)

Fair value at end of year	$334.8	$343.7

Funded status	$(120.0)	$(126.0)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$.3	$—
Accrued pension costs:
Current	(1.3)	(1.3)
Noncurrent	(119.0)	(124.7)

Total	(120.0)	(126.0)

Accumulated other comprehensive loss:
Actuarial loss	124.0	133.9
Prior service cost	7.7	6.5
Net transition obligations	2.2	1.7

Total	133.9	142.1

Total	$13.9	$16.1

ABO	$423.5	$437.5

In the fourth quarter of 2010, Kronos amended the benefit formula for most participants of its Canadian and Belgium plans effective January 1, 2011, resulting in a prior service cost of approximately $3.8 million as of December 31, 2010. Key assumptions as of December 31, 2010 and 2011 now reflect these plan revisions to the benefit formula.

The components of our net periodic defined benefit pension benefit cost (credit) for our foreign plans are presented in the table below. The amounts shown below for the amortization of unrecognized prior service cost, net transition obligations and actuarial losses for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010, respectively, net of deferred income taxes and noncontrolling interest. During 2011, certain eligible participants elected to take lump sum distributions upon their retirement, resulting in a nominal settlement charge in 2011.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic pension cost for foreign plans:
Service cost	$8.6	$10.4	$11.2
Interest cost	22.5	22.3	24.1
Settlement loss	—	—	.5
Expected return on plan assets	(15.7)	(16.8)	(18.0)
Amortization of unrecognized:
Prior service cost	.8	.9	1.2
Net transition obligations	.5	.5	.5
Net actuarial loss	5.9	5.8	6.8

Total	$22.6	$23.1	$26.3

Certain information concerning our foreign defined benefit pension plans is presented in the table below.

	December 31,
	2010	2011
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$395.0	$469.7
Accumulated benefit obligations	371.0	437.5
Fair value of plan assets	276.0	343.7

A summary of our key actuarial assumptions used to determine foreign benefit obligations as of December 31, 2010 and 2011 was:

	December 31,
Rate	2010	2011
Discount rate	5.1%	4.9%
Increase in future compensation levels	3.0%	3.1%

A summary of our key actuarial assumptions used to determine foreign net periodic benefit cost for 2009, 2010 and 2011 are as follows:

	Years ended December 31,
Rate	2009	2010	2011
Discount rate	5.9%	5.5%	5.1%
Increase in future compensation levels	3.2%	3.0%	3.0%
Long-term return on plan assets	5.9%	5.5%	5.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for unrecognized actuarial losses, prior service cost and net transition obligations at December 31, 2010 and 2011 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2010 and 2011. We expect approximately $9.8 million, $1.1 million and $.4 million of the unrecognized actuarial losses, prior service cost and net transition obligations, respectively, will be recognized as components of our periodic defined benefit pension cost in 2011. The table below details the changes in other comprehensive income (loss) during 2009, 2010 and 2011.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss)	$3.0	$(11.4)	$(30.1)
Amortization of unrecognized:
Prior service cost	.8	.9	1.2
Net transition obligations	.5	.5	.5
Net actuarial gain	8.1	7.0	8.2
Plan amendment	—	(3.8)	—

Total	$12.4	$(6.8)	$(20.2)

At December 31, 2010 and 2011, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.

The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which does not include the TIMET holdings. Beginning in 2010, we began to invest in the portion of the CMRT that holds such stock. During the history of the CMRT from its inception in 1988 through December 31, 2011, the average annual rate of return (including the CMRT’s investment in TIMET common stock) has been 14%, while such annual return excluding the CMRT’s investment in TIMET common stock has been 11.4%. For the years ended December 31, 2009, 2010 and 2011, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 84% of the assets of the CMRT at December 31, 2010 and 2011, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2010 and 2011, are as follows:

	December 31,
	2010	2011
	(In millions)
CMRT asset value	$714.9	$659.5
CMRT fair value input:
Level 1	83%	82%
Level 2	1	1
Level 3	16	17

	100%	100%

CMRT asset mix:
Domestic equities, principally publicly traded	73%	75%
International equities, publicly traded	2	2
Fixed income securities, publicly traded	16	14
Privately managed limited partnerships	8	8
Other	1	1

	100%	100%

At December 31, 2010 and 2011, subtrusts of the CMRT held .1% of our outstanding common stock. These shares are not reflected as treasury stock in our Consolidated Financial Statements because we do not consolidate the CMRT.

At December 31, 2010 and 2011, plan assets attributable to our Chemicals Segment’s foreign plans related primarily to Germany, Canada and Norway. In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

•

In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plan and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund. We determine the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer plan. These periodic reports are subject to audit by the German pension regulator.

•

In Canada, we currently have a plan asset target allocation of 55% to equity securities and 45% to fixed income securities. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The Canadian assets are Level 1 input because they are traded in active markets.

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 72% to fixed income securities, 7% to real estate and the remainder primarily to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4%, 7% and 3%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 10% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

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

The composition of our December 31, 2010 and 2011 pension plan assets is show in the table below. The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plans which are not part of the plans’ investment in the CMRT:

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$176.2	$—	$—	$176.2
Canada:
Local currency equities	19.6	19.6	—	—
Foreign equities	28.3	28.3	—	—
Local currency fixed income	30.7	30.7	—	—
Foreign currency fixed income	.2	.2	—	—
Cash and other	2.4	2.4	—	—
Norway:
Local currency equities	11.5	11.5	—	—
Foreign equities	.2	.2	—	—
Local currency fixed income	42.3	15.9	—	26.4
Foreign fixed income	3.5	.5	—	3.0
Cash and other	1.2	.6	—	.6
U.S.—CMRT	50.4	.3	50.1	—
Other	18.7	10.0	—	8.7

Total	$385.2	$120.2	$50.1	$214.9

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$187.2	$—	$—	$187.2
Canada:
Local currency equities	18.1	18.1	—	—
Foreign equities	28.0	28.0	—	—
Local currency fixed income	33.8	33.8	—	—
Cash and other	2.4	2.4	—	—
Norway:
Local currency equities	2.0	2.0	—	—
Foreign equities	3.7	3.7	—	—
Local currency fixed income	35.9	35.9	—	—
Foreign fixed income	4.3	4.3	—	—
Real estate	5.1	—	—	5.1
Cash and other	6.3	4.9	—	1.4
U.S.—CMRT	45.4	.1	45.3	—
Other	16.9	10.0	—	6.9

Total	$389.1	$143.2	$45.3	$200.6

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2010	2011
	(In millions)
Fair value at beginning of year	$207.1	$214.9
Gain on assets held at end of year	15.9	18.8
Gain on assets sold during the year	1.5	1.8
Assets purchased	20.0	18.6
Assets sold	(15.9)	(18.1)
Transfers out	—	(29.2)
Currency exchange rate fluctuations	(13.7)	(6.2)

Fair value at end of year	$214.9	$200.6

Postretirement benefits other than pensions (OPEB). NL, Kronos and Tremont provide certain health care and life insurance benefits for their eligible retired employees. We have no OPEB plan assets, rather, we fund benefit payments as they are paid. At December 31, 2011, we expect to contribute the equivalent of approximately $1.7 million to all of our OPEB plans during 2012. Benefit payments to OPEB plan participants are expected to be the equivalent of:

2012	$1.7 million
2013	1.6 million
2014	1.5 million
2015	1.4 million
2016	1.3 million
Next 5 years	5.7 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2010	2011
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$28.0	$21.4
Service cost	.6	.2
Interest cost	1.2	1.0
Actuarial loss	2.3	.9
Plan amendment	(9.5)	—
Change in currency exchange rates	.5	(.2)
Benefits paid from employer contributions	(1.7)	(1.2)

Balance at end of the year	$21.4	$22.1

Fair value of plan assets	$—	$—

Funded status	$(21.4)	$(22.1)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(1.9)	$(1.7)
Noncurrent	(19.5)	(20.4)

Total	(21.4)	(22.1)

Accumulated other comprehensive income (loss):
Net actuarial loss	2.4	3.4
Prior service credit	(14.6)	(12.3)

Total	(12.2)	(8.9)

Total	$(33.6)	$(31.0)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2010 and 2011 have not been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are now recognized in our accumulated other comprehensive income (loss) at December 31, 2010 and 2011. We expect to recognize approximately $1.8 million of prior service credit as components of our periodic OPEB cost in 2011. The table below details the changes in other comprehensive income during 2009, 2010 and 2011.

In the fourth quarter of 2010, we amended our benefit formula for most participants of our plans effective January 1, 2011, resulting in a prior service credit of approximately $9.5 million as of December 31, 2010. Key assumptions including the health care cost trend rate as of December 31, 2010 and 2011 now reflect these plan revisions to the benefit formula.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$.4	$(2.3)	$(.9)
Plan amendments	4.8	9.5	—
Amortization of unrecognized:
Prior service cost	(.4)	(.7)	(2.3)
Net actuarial loss	.3	—	—

Total	$5.1	$6.5	$(3.2)

The components of our periodic OPEB cost are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial loss and prior service credit for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2009, 2010 and 2011, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic OPEB cost (credit):
Service cost	$.2	$.6	$.2
Interest cost	1.8	1.2	1.0
Amortization of unrecognized:
Prior service credit	(.4)	(.7)	(2.3)
Actuarial loss	.3	—	—

Total	$1.9	$1.1	$(1.1)

A summary of our key actuarial assumptions used to determine the net benefit obligations as of December 31, 2010 and 2011 follows:

	December 31,
	2010	2011
Healthcare inflation:
Initial rate	8.0%—8.5%	8.0%
Ultimate rate	5.0%—5.5%	5.0%
Year of ultimate rate achievement	2018	2018
Discount rate	4.65%	3.93%

Assumed health care cost trend rates affect the amounts we report for health care plans. A one percent change in assumed health care trend rates would not have a material effect on the net periodic OPEB cost for 2011 or on the accumulated OPEB obligations at December 31, 2011.

The weighted average discount rate used in determining the net periodic OPEB cost for 2011 was 4.65% (the rate was 5.4% in 2010 and 5.9% in 2009). The weighted average rate was determined using the projected benefit obligations as of the beginning of each year.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12—Income taxes:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Pre-tax income (loss):
United States	$(9.9)	$(1.9)	$50.7
Non-U.S. subsidiaries	(79.0)	84.2	419.2

Total	$(88.9)	$82.3	$469.9

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(31.1)	$28.8	$164.5
Non-U.S. tax rates	1.5	(4.2)	(18.1)
Incremental U.S. tax on earnings of non-tax group companies	(10.0)	21.8	31.6
German tax attribute adjustments	.2	(35.2)	—
U.S. state income taxes, net	(.2)	3.1	4.0
Adjustment to the reserve for uncertain tax positions, net	(14.0)	5.2	(8.5)
Change in valuation allowance	1.4	(.1)	(.7)
Nondeductible expenses	2.6	2.5	3.7
Non-U.S. tax rate changes	—	(1.6)	—
Nontaxable income	(.9)	(.9)	(1.1)
Other, net	(.3)	(.9)	(.5)

Provision for income taxes (benefit)	$(50.8)	$18.5	$174.9

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$(14.4)	$6.0	$8.3
Non-U.S.	1.8	17.8	81.3

Total	(12.6)	23.8	89.6

Deferred income taxes (benefit):
U.S. federal and state	(7.4)	19.0	30.7
Non-U.S.	(30.8)	(24.3)	54.6

Total	(38.2)	(5.3)	85.3

Provision for income taxes (benefit)	$(50.8)	$18.5	$174.9

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$(50.8)	$18.5	$174.9
Other comprehensive income:
Marketable securities	3.9	6.0	7.7
Currency translation	5.6	(.2)	—
Pension plans	5.8	(.5)	(6.5)
OPEB plans	1.5	2.1	(1.0)

Total	$(34.0)	$25.9	$175.1

The components of the net deferred tax liability at December 31, 2010 and 2011 are summarized below.

	December 31,
	2010		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$3.3	$(4.0)	$8.4	$(6.6)
Marketable securities	9.6	(125.5)	2.2	(142.4)
Property and equipment	—	(86.3)	—	(89.3)
Accrued OPEB costs	6.8	—	6.8	—
Accrued pension costs	10.5	—	16.8	—
Accrued environmental liabilities and other deductible differences	45.1	—	38.8	—
Other taxable differences	—	(27.6)	—	(25.3)
Investments in subsidiaries and affiliates	—	(258.2)	—	(258.2)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(8.4)	—	(22.0)
Tax loss and tax credit carryforwards	219.9	—	160.0	—
Valuation allowance	(1.9)	—	(1.3)	—

Adjusted gross deferred tax assets (liabilities)	293.3	(510.0)	231.7	(543.8)
Netting of items by tax jurisdiction	(87.4)	87.4	(80.2)	80.2

	205.9	(422.6)	151.5	(463.6)
Less net current deferred tax asset (liability)	13.9	(5.0)	18.8	(6.4)

Net noncurrent deferred tax asset (liability)	$192.0	$(417.6)	$132.7	$(457.2)

Our provision for income taxes in the third and fourth quarters of 2011 includes an aggregate of $17.2 million for U.S. incremental income taxes on current earnings repatriated from our Chemicals Segment’s German subsidiary, which earnings were used to fund a portion of the repurchases of our Senior Secured Notes discussed in Note 9. In addition, we accrue U.S. incremental income taxes on the earnings of our Chemical Segment’s Canadian subsidiary and the earnings of our Component Product Segment’s Canadian and Taiwanese subsidiaries, which earnings we previously determined are not permanently reinvested.

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 our Chemicals Segment received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments, and in connection with such appeal we were required to post letters of credit aggregating Cdn. $5.2 million (see Note 7). In February 2012, and in conjunction with the re-assessment notices received in 2011, we posted an additional letter of credit of Cdn $2.1 million. If the full amount of the proposed adjustment were ultimately to be assessed against us the cash tax liability would be approximately $11.6 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Our provision for income taxes in 2009 includes a noncash income tax benefit of $14.0 million due to a net decrease in our reserves for uncertain tax positions. The benefit includes a net $4.7 million decrease primarily as a result of the resolution of tax audits in Belgium and Germany.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2009, 2010 and 2011:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Unrecognized tax benefits:
Amount beginning of year	$46.6	$31.8	$37.4
Net increase (decrease):
Tax positions taken in prior periods	(5.3)	.3	.5
Tax positions taken in current period	(6.4)	5.4	6.0
Settlements with taxing authorities—cash paid	(.1)	—	—
Lapse due to applicable statute of limitations	(3.7)	(.5)	(20.6)
Changes in currency exchange rates	.7	.4	(.3)

Amount at end of year	$31.8	$37.4	$23.0

If our uncertain tax positions were recognized, a benefit of $26.7 million, $32.2 million and $23.5 million at December 31, 2009, 2010 and 2011, respectively, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $1.6 million during the next twelve months due to the reversal of certain timing differences and the expiration of certain statues of limitations.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Taiwan, Belgium and Norway. Our U.S. income tax returns prior to 2008 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to: 2002 for Norway; 2006 for Canada and Taiwan; 2007 for Germany; and 2008 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued $1.6 million, $.8 million and $.6 million of interest and penalties during 2009, 2010 and 2011, respectively, and at each of December 31, 2010 and 2011 we had $3.9 million accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

At December 31, 2011, Kronos had the equivalent of $799 million and $188 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively. At December 31, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

At December 31, 2011, approximately $52 million of net operating loss carryforwards related to various U.S. state jurisdictions with expiration dates ranging from 2012 to 2031. At December 31, 2011, we have concluded that a portion of the various U.S. state jurisdictions net operating losses do not meet the more-likely-than-not recognition criteria, accordingly we have recognized a deferred income tax asset valuation allowance of $1.1 million with respect to our carryforwards ($1.8 million at December 31, 2010).

Note 13—Noncontrolling interest in subsidiaries:

	December 31,
	2010	2011
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$208.7	$240.2
NL Industries	56.8	84.6
CompX International	10.9	11.0

Total	$276.4	$335.8

	Years ended December 31,
	2009	2010	2011
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(1.7)	$9.8	$62.6
NL Industries	(1.9)	3.3	13.9
CompX International	(.3)	.4	1.0

Total	$(3.9)	$13.5	$77.5

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Years ended December 31,
	2009	2011	2011
	(In millions)
Net income (loss) attributable to Valhi Stockholders	$(34.2)	$50.3	$217.5

Transfers (to) from noncontrolling interest:
Increase in additional paid-in capital for purchase of 14,000 shares of Kronos common stock	.2	—	—
Issuance of subsidiary stock	.1	87.8	.4

Net transfers from noncontrolling interest	.3	87.8	.4

Net income (loss) attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$(33.9)	$138.1	$217.9

See Note 3 for information regarding the sale of Kronos common stock in 2010.

Note 14—Valhi stockholder’s equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In millions)
Balance at December 31, 2008	118.4	(4.0)	114.4
Acquired during 2009	—	(.1)	(.1)

Balance at December 31, 2009 and 2010	118.4	(4.1)	114.3
Acquired during 2011	—	(.3)	(.3)

Balance at December 31, 2011	118.4	(4.4)	114.0

We have issued a nominal number of shares of Valhi common stock during 2009, 2010 and 2011, principally associated with stock awards issued annually to members of our board of directors.

Valhi share repurchases and cancellations. Prior to 2009, our board of directors authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in each of 2009, 2010 and 2011.

Treasury stock. The treasury stock we reported for financial reporting purposes at December 31, 2009, 2010 and 2011 represents our proportional interest in the shares of our common stock held by NL and Kronos. NL held approximately 4.8 million shares of our common stock at December 31, 2010 and 2011, including 2,800 shares purchased in 2009 for an aggregate purchase price of less than $.1 million. Kronos held approximately 121,000 shares at December 31, 2010, which shares Kronos purchased in open market transactions during the fourth quarter of 2010 for an aggregate purchase price of $2.7 million. During 2011, Kronos purchased an additional 454,000 shares in open market transactions for an aggregate purchase price of $12.6 million, and at December 31, 2011 Kronos held an aggregate of 575,000 shares of our common stock. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Preferred stock. Our outstanding preferred stock consists of 5,000 shares of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million. The outstanding shares of Series A Preferred Stock are held by Contran and represent all of the shares of Series A Preferred Stock we are authorized to issue. The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder). A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock. Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock. Through December 31, 2011, we have not declared any dividends on the Series A Preferred Stock since its issuance prior to 2009.

Valhi stock options and restricted stock. We have an incentive stock option plan that provides for the discretionary grant of, among other things since its five-year extension, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. We may issue up to 5 million shares of our common stock pursuant to this plan. We grant options at the fair market value on the date of grant. The options generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. If we grant restricted stock, it is generally forfeitable unless certain periods of employment are completed. We had no outstanding stock options at December 31, 2011.

In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan that would provide for the award of stock to our board of directors and up to a maximum of 200,000 shares could be awarded. The new plan is subject to shareholders’ approval at our May 2012 shareholder meeting.

Stock option plans of subsidiaries. NL and CompX maintain plans which provide for the grant of options to purchase their common stocks. Provisions of these plans vary by company. There are no outstanding options to purchase NL or Kronos common stock at December 31, 2011. At December 31, 2011 CompX had 9,000 options outstanding at an exercise price of $14.30 per share.

Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options as well as the dilutive effect, if any, of diluted earnings per share reported by Kronos, NL or CompX. The dilutive effect of dilutive earnings per share for Kronos, NL and CompX in 2009, 2010 and 2011 was not significant. The dilutive impact of stock options outstanding was 3,333 shares during 2009. A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net income (loss) attributable to Valhi stockholders	$(34.2)	$50.3	$217.5
Equity adjustment	—	(2.1)	—

Adjusted net income (loss) attributable to Valhi stockholders	$(34.2)	$48.2	$217.5

The $2.1 million equity adjustment attributable to Valhi stockholders in 2010 is discussed in Note 17.

Accumulated other comprehensive income (loss). Accumulated other comprehensive income attributable to Valhi stockholders comprises changes in equity as presented in the table below. Amounts in 2011 attributable to the Kronos common stock sale relate to the reclassification between accumulated other comprehensive income and additional paid-in capital following the reduction in our ownership interest in Kronos discussed in Note 3.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Accumulated other comprehensive income (net of tax):
Marketable securities:
Balance at beginning of year	$4.3	$9.0	$14.6
Other comprehensive income (loss)	4.7	5.6	(8.2)

Balance at end of year	$9.0	$14.6	$6.4

Currency translation:
Balance at beginning of year	$30.9	$50.3	$59.2
Other comprehensive income (loss)	19.4	(.1)	(21.7)
Kronos common stock sale	—	9.0	—

Balance at end of year	$50.3	$59.2	$37.5

Defined benefit pension plans:
Balance at beginning of year	$(86.1)	$(66.1)	$(59.8)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	4.9	4.2	4.0
Net actuarial gain (loss) arising during year	2.2	(6.5)	(16.8)
Plan amendment	—	(2.0)	—
Kronos common stock sale	—	10.6	—
Transfer of Medite pension plan	12.9	—	—

Balance at end of year	$(66.1)	$(59.8)	$(72.6)

OPEB plans:
Balance at beginning of year	$(.1)	$3.6	$7.2
Other comprehensive income (loss):
Amortization of prior service credit and net losses included in net periodic OPEB cost	—	(.4)	(.5)
Net actuarial gain (loss) arising during year	.6	(1.3)	(1.3)
Plan amendment	3.1	5.1	—
Kronos common stock sale	—	.2	—

Balance at end of year	$3.6	$7.2	$5.4

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(51.0)	$(3.2)	$21.2
Other comprehensive income (loss)	34.9	4.6	(44.5)
Kronos common stock sale	—	19.8	—
Transfer of Medite pension plan	12.9	—	—

Balance at end of year	$(3.2)	$21.2	$(23.3)

Note 15—Other income, net:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Securities earnings:
Dividends and interest	$26.3	$26.0	$29.2
Securities transactions, net	.5	.3	(.6)

Total	26.8	26.3	28.6
Equity in joint venture earnings	(1.1)	(.4)	(.5)
Insurance recoveries	4.6	18.8	16.9
Currency transactions, net	9.7	7.4	3.4
Disposal of property and equipment, net	(1.2)	(1.8)	(.9)
Patent litigation settlement gain	—	—	7.5
Litigation settlement gains	23.1	6.3	—
Gain on sale of business	6.3	—	—
Other, net	1.5	1.9	1.9

Total	$69.7	$58.5	$56.9

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $25.4 million in each of 2009, 2010 and 2011. See Note 4.

Insurance recoveries in 2009 relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us. We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. In September 2011 we reached a settlement with one of our former insurance carriers in which they agreed to reimburse NL for a portion of its past lead pigment litigation defense costs. Substantially all of the insurance recoveries we recognized in 2011 relates to this settlement. In addition, a substantial portion of the insurance recoveries we recognized in 2010 relates to the NL litigation settlement discussed in Note 17.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. See Note 17.

The gain on the CompX patent litigation settlement was recognized in the first quarter of 2011 and is discussed in Note 17.

In 2005, certain real property NL owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey. The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey. Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes. In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing. At the initial October 2008 closing, we received cash plus a promissory note in the amount of $15.0 million in exchange for the release of our equitable lien on a portion of the property. The $15.0 million promissory note bore interest at LIBOR plus 2.75%, with interest payable monthly and all principal due no later than October 2011. In October 2011, we collected the full $15.0 million due to us. In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash. The agreement calls for a third and final closing that is subject to, among other things, our receipt of an additional payment. The timing of when the final closing will occur is presently not determinable.

For financial reporting purposes, we have accounted for the aggregate consideration received in the 2009 closing of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey). Under this method, we recognized a pre-tax gain in the second quarter of 2009 of approximately $11.1 million. Similarly, the cash consideration NL received at the closings is reflected as an investing activity in our Consolidated Statement of Cash Flows. Our carrying value of the remaining portion of this property, attributable to the portion of the property from which our equitable lien would be released in the third closing, was approximately $.7 million at December 31, 2011.

Litigation settlement gains of $6.3 million, consist of $4.0 million related to an additional recovery of past environmental remediation and related legal costs and $2.3 million related to a reduction in our accrued environmental remediation and legal settlement costs resulting from another potentially responsible party’s agreement to indemnify us. We continue to monitor sites for which such potentially responsible party is obligated to indemnify us.

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

Note 16—Related party transactions:

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

In December 2011, we entered into an unsecured revolving demand promissory note with Contran whereby we agreed to loan Contran up to $30 million. Our loan to Contran bears interest at prime plus 3.0% (6.25% at December 31, 2011), payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2013. The amount of our outstanding loans to Contran at any time is at our discretion. As of December 31, 2011, we had loans outstanding to Contran of $11.2 million. Interest income on our loan to Contran was $36,000 in 2011.

We also engaged in related party loans, as discussed in Note 9. Interest expense related to our borrowings from Contran was $.7 million in 2009, $3.9 million in 2010 and $.5 million in 2011. Interest expense related to CompX’s note payable to TFMC (a subsidiary of TIMET) was $.8 million in 2009, $.6 million in 2010 and $.5 million in 2011.

Under the terms of various intercorporate services agreements (“ISAs”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. The net ISA fees charged to us by Contran and approved by the independent members of the applicable board of directors aggregated $23.7 million in 2009, $25.1 million in 2010 and $27.1 million in 2011. These agreements are renewed annually, and we expect to pay a net amount of $32.0 million under the ISA during 2012.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are our subsidiaries. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker to us. Tall Pines purchases reinsurance for substantially all of the risks it underwrites from third party insurance carriers with an A.M. Best Company rating of generally at least A- (Excellent). We expect these relationships with Tall Pines and EWI will continue in 2012.

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

BMI, among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally the other manufacturers located within the complex. BMI provides power transmission and sewer services on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for these utility services were $2.2 million in 2009, $1.4 million in 2010 and $1.6 million in 2011. TIMET also paid BMI an electrical facilities upgrade fee of $.8 million in 2009.

Additionally, BMI maintains insurance coverage for common area environmental remediation activities within the industrial complex located in Henderson, Nevada with participation from numerous manufacturers within the industrial complex, including TIMET. In December 2011, after approval by TIMET’s independent members of its board of directors, TIMET sold a portion of its excess insurance reserve limit under such insurance policy to BMI for $2.8 million. As consideration for the sale, BMI paid TIMET $1.4 million in cash and issued a $1.4 million promissory note to TIMET that bears interest at 3% per annum with the balance due no later than December 2012. The terms of the sale were comparable with then-recent negotiations for a similar transaction between BMI and other unrelated third party manufacturers within the same industrial complex, and BMI completed such transaction with the other unrelated third party in January 2012 on those comparable terms. Additionally, if at any time through December 2013 BMI were to purchase excess insurance limits from any of the other manufacturers within the industrial complex at a price per dollar of coverage in excess of the price per dollar of coverage inherent in TIMET’s sale to BMI, BMI is obligated to pay TIMET such excess price per dollar of coverage as additional consideration for our sale. TIMET would recognize any such additional consideration only upon realization.

WCS is required to provide certain financial assurances to the Texas government agencies with respect to certain decommissioning obligations related to the WCS’ facility in West Texas. See Note 17. Such financial assurances may be provided by various means. We and certain of our affiliates have provided or assisted WCS with providing such financial assurance, as specified below:

•

During 2009, 2010 and 2011, a subsidiary of Contran guaranteed certain of WCS’ specified decommissioning obligations as it relates to its RCRA and TSCA licenses and permits, currently estimated at $5.5 million. Such Contran subsidiary was eligible to provide this guarantee because it met certain specified financial tests. The obligations would arise only upon a closure of our West Texas facility and WCS’ failure to perform the required decommissioning activities. We do not currently expect that such subsidiary will be required to perform under such guarantee for the foreseeable future.

•

During 2009, 2010 and 2011, Contran issued a letter of credit (“LOC”) under its bank credit facility to the State of Texas related to specified decommissioning obligations associated with WCS’ byproduct facility. At December 31, 2011, the amount of such LOC was $5.7 million. The LOC would only be drawn down upon the closure of the byproduct facility and WCS’ failure to perform the required decommissioning activities. We do not currently expect that the LOC will have to be drawn down for the foreseeable future. We agreed to reimburse Contran for the costs of providing the LOC and incurred costs of $.2 million in 2009 and $.1 million in each of 2010 and 2011.

•

During 2011, a subsidiary of Contran pledged certain of its marketable securities as collateral for the benefit of the state of Texas related to specified decommissioning obligations associated with WCS’ LLRW disposal facilities, currently estimated at $45.5 million. The marketable securities would only be liquidated upon a closure of our West Texas facility and WCS’ failure to perform the required decommissioning activities. We do not currently expect that such marketable securities will be required to be liquidated for the foreseeable future. Such marketable securities would be released in November 2016 upon WCS’ payment of approximately $119.5 million into a collateral trust, as discussed in Note 7. We have agreed to pay a collateral fee to such Contran subsidiary for its pledge of collateral, and such fee was $.1 million in 2011.

•

During 2011, Contran, Valhi and certain other subsidiaries of Contran guaranteed WCS’ obligations under the $20.0 million surety bond discussed in Note 17. The obligations would arise upon WCS’ failure to make the required quarterly payments into the surety bond trust. We do not currently expect that Contran, Valhi and such other Contran subsidiaries will be required to perform under such guarantee for the foreseeable future.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2010	2011
	(In millions)
Current receivables from affiliates:
Louisiana Pigment Company, L.P., net	$—	$29.6
Other	.1	—

Total	$.1	$29.6

Current payables to affiliates:
Louisiana Pigment Company, L.P.	$7.4	$—
Contran:
Income taxes, net	4.3	.1
Trade items	17.4	21.1
TIMET	1.0	—
Other	.1	.2

Total	$30.2	$21.4

Noncurrent note receivable from affiliate
Valhi—Contran note receivable	$—	$11.2

Note payable to affiliate included in long-term debt
CompX TIMET note payable	$42.2	$22.2

Amounts payable to LPC are generally for the purchase of Ti02, while amounts receivable from LPC are generally from the sale of feedstock ore, see Note 7. Purchases of TiO2 from LPC were $121.1 million in 2009, $133.7 million in 2010 and $145.0 million in 2011. Sales of feedstock ore to LPC were nil in 2009, $5.2 million in 2010 and $93.0 million in 2011. Substantially all of the Contran trade payables relates to the ISA fees charged to WCS by Contran, which WCS has not paid Contran since 2001. See Note 9 for more information on the CompX note payable to TIMET, on the Valhi credit facility with Contran and the promissory notes payable to Contran.

Note 17—Commitments and contingencies:

Lead pigment litigation—NL

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2010 and 2011, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during 2009, 2010 and 2011 are presented in the table below. Of the $11.3 million net additions charged to expense in 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable. Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million due in 2012 and $1.0 million due in each of 2013 through 2016) and were discounted to present value using a 3.0% discount rate. The aggregate $.4 million discount, including $86,000 in 2011, is being charged to expense using the interest method from the third quarter of 2011 through 2016.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Balance at the beginning of the year	$52.9	$48.9	$42.3
Additions charged to expense, net	5.4	.4	11.3
Settlement agreement	—	(2.0)	—
Payments, net	(9.5)	(5.0)	(10.4)
Changes in currency exchange rates	.1	—	—

Balance at the end of the year	$48.9	$42.3	$43.2

Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$11.0	$9.7	$8.6
Noncurrent liabilities	37.9	32.6	34.6

Total	$48.9	$42.3	$43.2

NL—On a quarterly basis, NL evaluates the potential range of our liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant, including sites for which its wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed its obligations. At December 31, 2011, NL had accrued approximately $41 million related to approximately 50 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $72 million, including the amount currently accrued. Other than as indicated above, these accruals have not been discounted to present value.

NL believes that it is not possible to estimate the range of costs for certain sites. At December 31, 2011, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other—We have also accrued approximately $1.5 million at December 31, 2011 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

In October 2005 NL was served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, sought a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff’s predecessor with respect to certain lead pigment lawsuits filed against us. In March 2006, the trial court denied our motion to dismiss. In April 2006, we filed a notice of appeal of the trial court’s ruling, and in September 2007, the Supreme Court – Appellate Division (First Department) reversed and ordered that the OneBeacon complaint be dismissed. The Appellate Division did not dismiss the counterclaims and cross claims.

In February 2006, NL was served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of ours, sought a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff with respect to certain lead pigment lawsuits.

In December 2008, NL reached partial settlements with the plaintiffs in the two cases discussed above, pursuant to which the two former insurance carriers agreed to pay us an aggregate of approximately $7.2 million in settlement of certain counter-claims related to past lead pigment and asbestos defense costs. We received these funds from the carriers in January 2009. In connection with these partial settlements, we agreed to dismiss the case captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (District Court for Dallas County, Texas, Case No. 05-11347), and in January 2009 we filed a notice of non-suit without prejudice in that matter. In March 2010, we filed a complaint in NL Industries, Inc. v. OneBeacon America Insurance Company (Supreme Court of the State of New York, County of New York, Index No. 108881-2009), to address the remaining claims from the New York state cases. This case is proceeding in the trial court.

Other litigation

NL—In June 2010, the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) was dismissed with prejudice in accordance with the previously-reported settlement agreement. In May 2010, pursuant to such agreement, we paid $26.0 million in cash and we issued an $18.0 million promissory note. The note bears interest, payable quarterly, at the prime rate, with $9.0 million principal amount payable in December 2011 and the remaining $9.0 million due in December 2012. The note is collateralized by shares of Kronos and CompX common stock, owned by NL, having an aggregate market value of at least 200% of the outstanding principal amount of the promissory note. Under certain conditions, we have agreed to prepay up to $4.0 million principal amount of such indebtedness.

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

CompX—CompX is involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. Prior to March 9, 2011, CompX was involved in certain patent litigation. In March 2011, CompX entered into a confidential settlement agreement with respect to that litigation. Under the terms of the agreement, CompX’s Canadian subsidiary received approximately $7.5 million in cash (which was recognized as a patent litigation settlement gain in the first quarter of 2011), and CompX agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

Kronos—In March 2010, Kronos was served with two complaints which were subsequently consolidated as Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB). A third plaintiff intervened into the current case in July 2011. The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). Plaintiffs seek to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002. The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct. In May 2010, defendants filed a motion to dismiss, which plaintiffs opposed. In March 2011, the court denied the motion to dismiss. The case is proceeding in the trial court. We believe the action is without merit, have denied all allegations of wrongdoing and liability and intend to defend against the action vigorously.

Other—In addition to the litigation described above, we and our affiliates are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for our environmental claims.

We currently believe that the disposition of all of these various other claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Other matters

Concentrations of credit risk—Sales of TiO2 accounted for approximately 90% of our Chemicals Segment’s sales during each of the years 2009 and 2010 and 92% in 2011. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 4,000 customers, with the top ten customers approximating 28% of net sales in 2009, 27% in 2010 and 30% in 2011. We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years. The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2009	2010	2011
Europe	53%	53%	53%
North America	32%	33%	32%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers accounted for approximately 39% of sales in 2009, 38% in 2010 and 37% in 2011. No customer accounted for more than 10% of our sales in 2009, 2010 or 2011.

Operating leases—Our principal Chemicals Segment operating subsidiary in Germany, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. We own the Leverkusen facility itself, which represents approximately one-third of our current TiO2 production capacity. This facility is located within Bayer’s extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with our Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for the land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us. We recognize any change in the rent based on negotiations as part of lease expense starting from the time such change is agreed upon by both of us, as any such change in the rent is deemed “contingent rentals” under GAAP. Under a separate supplies and services agreement expiring in 2012, a majority-owned subsidiary of Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary for us to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Rent expense approximated $12 million in each of 2009 and 2010 and $14 million in 2011. At December 31, 2011, our future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2012	$12.8
2013	7.7
2014	4.4
2015	3.3
2016	1.5
2017 and thereafter	17.4

Total(1)	$47.1

(1)

Approximately $18 million relates to the Leverkusen facility lease. The minimum commitment amounts for the lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2011. As discussed above, any change in the rent is based solely on negotiations between Bayer and Kronos, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Long-term contracts—Our Chemicals Segment has long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2016. The agreements require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $2.6 billion over the life of the contracts at December 31, 2011. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $87 million at December 31, 2011.

Income taxes—Prior to 2009, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

We and Contran have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability in accordance with the tax allocation policy.

Financial assurance associated with Waste Management Segment—Our Waste Management Segment is required to provide certain financial assurances to the Texas government agencies with respect to the decommissioning obligations related to its facility in West Texas. We and certain of our affiliates have provided or assisted WCS in providing the required financial assurances, see Note 16. Other matters related to the financial assurance associated with our LLRW disposal facilities are discussed below:

•

A portion of our required financial assurance associated with our LLRW disposal facilities is in the form of a $20.0 million surety bond issued by a third-party insurance company on WCS’s behalf for the benefit of the State of Texas. As part of such surety bond, WCS is required to make quarterly cash payments into a collateral trust of $500,000 starting in the fourth quarter of 2011. At December 31, 2011, we had made one such $500,000 payment, which is included in noncurrent restricted cash in our Consolidated Balance Sheet.

•

During November of each of 2012 through 2016, WCS is required to make cash payments into another collateral trust or increase the $20.0 million surety bond discussed above for the benefit of the State of Texas in an aggregate of $12.35 million, plus an amount for the estimated increase in the required financial assurance amount associated with normal inflationary cost increases. In addition, in November 2016 WCS is required to make an additional cash payment of $119.5 million into this collateral trust. At that point, the collateral trust would be fully funded, and WCS would expect that it would only be required to make additional cash payments into the collateral trust to cover normal inflationary cost increases in order for the trust to remain fully funded. Until such time as WCS makes the $119.5 million cash payment in November 2016, the aggregate market value of the marketable securities pledged by a subsidiary of Contran (as discussed in Note 16) is required to be at least a specified minimum amount. In the event such aggregate market value were to become less than such specified minimum amount, then the Contran subsidiary would either pledge additional marketable securities sufficient to cover any market-value deficiency, or WCS would be required to make a cash payment into the collateral trust to cover such market-value deficiency.

Note 18—Recent accounting pronouncements:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Shareholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report and we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income, the same manner in which we present our comprehensive income in these Consolidated Financial Statements.

Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, will not have a material effect on our Consolidated Financial Statements.

In September 2011 the FASB issued ASU 2011-08 Testing Goodwill for Impairment (the revised standard). ASU 2011-08 provides the option to first assess qualitatively whether events or circumstances exist to indicate goodwill impairment may be present to determine whether further impairment testing is necessary. This standard will be effective for annual and interim goodwill testing beginning with our first quarter 2012 report, although early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements and we did not avail ourselves of the qualitative goodwill impairment assessment as part of our 2011 annual goodwill impairment analysis which was performed in the third quarter.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

Note 19—Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments by the ASC Topic 820 categories as of December 31, 2010 and 2011:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2010:
Marketable securities:
Current	$1.7	$—	$1.7	$—
Noncurrent	340.4	87.2	3.2	250.0
Currency forward contracts	6.3	6.3	—	—

December 31, 2011:
Marketable securities:
Current	$22.5	$20.9	$1.6	$—
Noncurrent	354.1	100.3	3.8	250.0
Currency forward contracts	(.8)	(.8)	—	—

See Note 4 for information on how we determine fair value of our marketable securities.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At December 31, 2011, our Chemicals Segment had currency forward contracts to exchange an aggregate of $48.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $.9969 to Cdn. $1.0283 per U.S. dollar. These contracts with Wells Fargo Bank, National Association, mature from January 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at December 31, 2011 was a $.8 million net liability, which amount is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet and a corresponding $.8 million currency transaction loss in our Consolidated Statement of Operations. To the extent we held such contracts during 2009, 2010 and 2011, we did not use hedge accounting for any of our contracts.

At December 31, 2011, our Component Products Segment held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts based on quoted market prices was a minimal liability at December 31, 2011. Our Component Products Segment had no currency forward contracts outstanding at December 31, 2010.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2010 and 2011:

	December 31,
	2010		2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$334.8	$334.8	$109.3	$109.3
Promissory note receivable	15.0	15.0	—	—
Note receivable from Contran	—	—	11.2	11.2
Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt—
KII Senior Secured Notes	$532.8	$536.0	$360.6	$362.6
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
CompX variable rate promissory note	42.2	42.2	22.2	22.2
CompX variable rate bank credit facility	3.0	3.0	2.0	2.0
NL variable rate promissory note	18.0	18.0	9.0	9.0
WCS fixed rate debt	87.4	87.4	82.8	82.8

Noncontrolling interest in:
Kronos common stock	$208.7	$482.0	$240.2	$409.4
NL common stock	56.8	92.0	84.6	107.3
CompX common stock	10.9	18.6	11.0	23.9
Valhi stockholders’ equity	$541.8	$2,509.2	$657.2	$6,835.3

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL Industries, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. The fair value of our 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active. At each of December 31, 2010 and 2011, the estimated market price of the 6.5% Notes was approximately €1,004 per €1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input). Fair values of variable interest rate notes receivable and debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 9.

Note 20—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2010
Net sales	$356.8	$415.7	$413.2	$407.0
Gross margin	66.1	89.4	100.1	107.2
Operating income	17.6	35.4	53.3	55.5
Net income(1)	$15.1	$6.4	$18.1	$24.2
Net income attributable to Valhi stockholders (1)	13.6	4.5	14.4	17.8
Per basic share:
Net income attributable to Valhi stockholders	$.10	$.04	$.13	$.15

Year ended December 31, 2011
Net sales	$455.7	$573.1	$584.1	$471.2
Gross margin	148.9	200.7	212.7	195.4
Operating income	103.3	139.8	150.2	137.2
Net income(2)	$53.2	$72.9	$93.1	$75.8
Net income attributable to Valhi stockholders (2)	38.0	52.4	71.5	55.6
Per basic share:
Net income attributable to Valhi stockholders	$.33	$.46	$.63	$.49

(1)	We recognized the following amounts during 2010:
•	a $24.4 million after noncontrolling interest non-cash income tax benefit in the first quarter, see Note 12;
•	a $17.4 million after-tax and noncontrolling interest charge as a result of a litigation settlement in the first quarter, see Notes 9 and 17;
•	a $9.8 million after-tax and noncontrolling interest gain in the first quarter for insurance settlement, see Notes 15 and 17;
•	a $3.5 million after-tax and noncontrolling interest gain in the third quarter as a result of a legal settlement, see Note 15; and
•	$4.4 million charge in the third quarter to our tax provision related to a net increase in our reserves for uncertain tax positions, see Note 12.
(2)	We recognized the following amounts during 2011:
•	a $2.4 million after-tax and noncontrolling interest non-cash patent litigation settlement gain in the first quarter, see Note 17;
•	a $1.7 million after-tax and noncontrolling interest loss on the prepayment of debt in the first quarter, see Note 9;
•	a $8.7 million after-tax and noncontrolling interest gain in the third quarter for insurance settlement, see Note 15;
•	a $.9 million after-tax and noncontrolling interest charge in the third quarter as a result of an asset held for sale write-down, see Note 7; and
•	$8.4 million benefit in the third quarter to our tax provision related to a net decrease in our reserves for uncertain tax positions.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2010	2011
Current assets:
Cash and cash equivalents	$1.3	$1.8
Restricted cash equivalents	.1	—
Accounts receivable	.3	.1
Receivables from subsidiaries and affiliates:
Income taxes, net	—	7.2
Other	.8	.9
Deferred income taxes	1.3	1.5
Other	.2	.1

Total current assets	4.0	11.6

Other assets:
Marketable securities	264.2	262.4
Investment in and advances to subsidiaries	1,004.2	1,156.6
Note receivable from affiliate	—	11.2
Other assets	.4	.3

Total other assets	1,268.8	1,430.5

Total assets	$1,272.8	$1,442.1

Current liabilities:
Current maturities of long-term debt	$30.1	$—
Payables to subsidiaries and affiliates:
Income taxes, net	4.5	—
Other	.1	—
Accounts payable and accrued liabilities	.8	.6

Total current liabilities	35.5	.6

Noncurrent liabilities:
Long-term debt	311.9	386.1
Deferred income taxes	362.7	392.9
Other	20.9	5.3

Total noncurrent liabilities	695.5	784.3

Stockholders’ equity	541.8	657.2

Total liabilities and stockholders’ equity	$1,272.8	$1,442.1

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2009	2010	2011
Revenues and other income:
Interest and dividend income	$26.2	$26.1	$26.9
Equity in earnings of subsidiaries and affiliates	(60.5)	69.8	200.3
Gain on sale of business	6.3	—	—
Other income, net	.1	—	—

Total revenues and other income	(27.9)	95.9	227.2

Costs and expenses:
General and administrative	6.3	5.7	6.0
Interest	24.5	28.0	28.1

Total costs and expenses	30.8	33.7	34.1

Income (loss) before income taxes	(58.7)	62.2	193.1
Provision for income taxes (benefit)	(24.5)	11.9	(24.4)

Net income (loss)	$(34.2)	$50.3	$217.5

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(34.2)	$50.3	$217.5
Deferred income taxes	.5	17.4	30.7
Gain on sale of business	(6.3)	—	—
Equity in earnings of subsidiaries and affiliates	60.5	(69.8)	(200.3)
Cash dividends from subsidiaries	31.2	28.9	82.6
Other, net	(.1)	—	—
Net change in assets and liabilities	(26.8)	22.0	(24.1)

Net cash provided by operating activities	24.8	48.8	106.4

Cash flows from investing activities:
Loans to subsidiaries and affiliates:
Loans	(55.2)	(45.1)	(126.8)
Collections	.6	38.1	33.4
Proceeds from sale of business	6.7	.5	.3
Investment in other subsidiary	(5.5)	(4.0)	(3.4)
Other, net	(.8)	—	.2

Net cash used in investing activities	(54.2)	(10.5)	(96.3)

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows (Continued)

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from financing activities:
Indebtedness:
Borrowings	$70.7	$—	$—
Principal payments	(78.0)	—	—
Loans from affiliates:
Borrowings	99.6	237.1	214.7
Principal payments	(17.7)	(230.0)	(170.6)
Cash dividends paid	(45.4)	(45.5)	(53.7)

Net cash provided by (used in) financing activities	29.2	(38.4)	(9.6)

Cash and cash equivalents:
Net increase (decrease)	(.2)	(.1)	.5
Balance at beginning of year	1.6	1.4	1.3

Balance at end of year	$1.4	$1.3	$1.8

Supplemental disclosures:
Cash paid (received) for:
Interest	$24.5	$27.9	$28.2
Income taxes, net	.5	(28.5)	(32.1)
Noncash investing activity—
Note receivable from sale of business	.8	—	—

The accompanying Notes are an integral part of the financial statements.

VALHI, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2011

Note 1—Basis of presentation:

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

Note 2—Investment in and advances to subsidiaries:

	December 31,
	2010	2011
Investment in:
Kronos Worldwide, Inc. (NYSE: KRO)	$599.3	$666.8
NL Industries (NYSE: NL)	328.9	374.0
Waste Control Specialists LLC	49.6	97.4
Tremont LLC	15.4	14.8
Medite	(.3)	(.5)

Total	992.9	1,152.5
Loans to NL Industries	11.3	4.1

Total	$1,004.2	$1,156.6

In November 2010, Kronos completed a secondary public offering of 17.94 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million. The price to the public was $20.00 per share, and the underwriting discount was 5.75% (or $1.15 per share). Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million. The shares of Kronos common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference. All shares were sold to third-party investors. Upon completion of the offering, our aggregate ownership of Kronos was reduced to 80% (50% held directly by us and 30% held directly by NL). Under the provisions of ASC Topic 810, changes in parent control that do not lead to deconsolidation are considered equity transactions recognized through APIC and noncontrolling interest, accordingly no gain or loss was recognized on this transaction. In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Kronos for all periods presented to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split. See Note 3 to our Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. Our loan to NL bears interest at prime plus 2.75% (6.0% at December 31, 2011), payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2013. The amount of our outstanding loans to NL at any time is at our discretion. NL paid $.2 million and $.3 million in interest to us in 2010 and 2011, respectively. All such intercompany interest income is eliminated in the Consolidated Financial Statements. As of December 31, 2010 and 2011, we had loans outstanding to NL of $11.3 million and $4.1 million, respectively, which loans are also eliminated in the Consolidated Financial Statements.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Equity in earnings of subsidiaries and affiliates
Kronos Worldwide	$(21.6)	$73.8	$159.3
NL Industries	(16.9)	28.2	84.5
Waste Control Specialists LLC	(27.6)	(31.9)	(42.5)
Tremont LLC	6.0	(.2)	(.8)
Medite	(.4)	(.1)	(.2)

Total	$(60.5)	$69.8	$200.3

Cash dividends from subsidiaries
Kronos Worldwide	$—	$7.3	$62.3
NL Industries	20.2	20.2	20.2
Tremont LLC	11.0	1.4	.1

Total	$31.2	$28.9	$82.6

Note 3—Notes receivable from affiliates:

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, in December 2011, we entered into an unsecured revolving demand promissory note with Contran whereby we agreed to loan Contran up to $30 million. Our loan to Contran bears interest at prime plus 3.0% (6.25% at December 31, 2011), payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2013. The amount of our outstanding loans to Contran at any time is at our discretion. As of December 31, 2011, we had loans outstanding to Contran of $11.2 million, and interest income on our loan to Contran was $36,000 in 2011.

Note 4—Long-term debt:

	December 31,
	2010	2011
Snake River Sugar Company	$250.0	$250.0
Kronos credit facility	61.9	136.1
Promissory note payable to Waste Control Specialists	30.1	—

Total	342.0	386.1
Less current maturities	30.1	—

Total long-term debt	$311.9	$386.1

Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC. The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027. At December 31, 2011, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 4 to our Consolidated Financial Statements

We have an unsecured revolving credit facility with Kronos which, as amended, provides for borrowings from Kronos of up to $225 million. The facility bears interest at prime plus 1.0% (4.25% at December 31, 2011), and is due on demand, but in any event no earlier than December 31, 2013. Interest expense on our borrowings from Kronos were $.5 million and $3.7 million in 2010 and 2011, respectively. All such intercompany interest is eliminated in our Consolidated Financial Statements. As of December 31, 2010 and 2011, we had loans outstanding from Kronos of $61.9 million and $136.1 million, respectively, which loans are also eliminated in the Consolidated Financial Statements. At December 31, 2011 $88.9 million was available for borrowings under the facility.

We also have an unsecured revolving credit facility with Contran which provides for borrowings from Contran of up to $100 million. The facility, as amended, bears interest at prime rate plus 1%, and is due on demand, but in any event no earlier than December 31, 2013. Valhi pays an unused commitment fee quarterly to Contran on the available balance. At December 31, 2011, no amounts were outstanding under the Contran credit facility and $100 million was available for borrowings.

Note 5—Income taxes:

The Amalgamated Sugar Company LLC is treated as a partnership for federal income tax purposes. Valhi Parent Company’s provision for income taxes (benefit) includes a tax benefit attributable to Valhi’s equity in losses of Waste Control Specialists, as recognition of such income tax benefit is not appropriate at the Waste Control Specialist level.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Components of provision for income taxes (benefit):
Currently refundable	$(15.6)	$(10.7)	$(43.8)
Deferred income taxes (benefit)	(8.9)	22.6	19.4

Total	$(24.5)	$11.9	$(24.4)

Cash paid (received) for income taxes, net:
Subsidiaries	$(1.9)	$(12.5)	$(42.5)
Contran	2.2	(16.1)	10.3
Tax authorities	.2	.1	.1

Total	$.5	$(28.5)	$(32.1)

	December 31,
	2010	2011
	(In millions)
Components of the net deferred tax asset (liability)—tax effect of temporary differences related to:
Investment in:
The Amalgamated Sugar Company LLC	$(120.7)	$(137.0)
Kronos Worldwide	(243.9)	(243.9)
Federal and state loss carryforwards and other income tax attributes	13.8	1.0
Accrued liabilities and other deductible differences	4.2	2.5
Valuation allowance	(2.7)	(2.0)
Other taxable differences	(12.1)	(12.0)

Total	$(361.4)	$(391.4)

Current deferred tax asset	$1.3	$1.5
Noncurrent deferred tax liability	(362.7)	(392.9)

Total	$(361.4)	$(391.4)