Form 10-Q
period 2012-03-31
VALHI INC /DE/
filed 2012-05-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on May 4, 2012: 113,036,483.

VALHI, INC. AND SUBSIDIARIES

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2011	March 31, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96.4	$57.7
Restricted cash equivalents	5.3	5.3
Marketable securities	22.5	.9
Accounts and other receivables, net	316.0	451.4
Inventories, net	464.5	605.5
Other current assets	20.7	21.2
Deferred income taxes	18.8	18.8

Total current assets	944.2	1,160.8

Other assets:
Marketable securities	354.1	343.4
Investment in affiliates	105.7	124.5
Note receivable from affiliate	11.2	11.2
Goodwill	400.1	400.3
Deferred income taxes	132.7	114.9
Other noncurrent assets	166.2	165.1

Total other assets	1,170.0	1,159.4

Property and equipment:
Land	53.0	54.6
Buildings	276.8	282.2
Equipment	1,188.3	1,217.4
Mining properties	63.5	61.8
Construction in progress	111.2	118.8

	1,692.8	1,734.8
Less accumulated depreciation	969.0	994.3

Net property and equipment	723.8	740.5

Total assets	$2,838.0	$3,060.7

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2011	March 31, 2012
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$19.0	$18.9
Accounts payable and accrued liabilities	363.7	335.5
Income taxes	26.5	39.8
Deferred income taxes	6.4	6.6

Total current liabilities	415.6	400.8

Noncurrent liabilities:
Long-term debt	717.4	833.4
Deferred income taxes	457.2	457.2
Accrued pension costs	144.4	143.9
Accrued environmental remediation and related costs	34.6	45.4
Accrued postretirement benefits costs	20.4	20.6
Other liabilities	55.4	56.8

Total noncurrent liabilities	1,429.4	1,557.3

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	1.2	1.2
Additional paid-in capital	81.0	81.0
Retained earnings (deficit)	(19.4)	55.4
Accumulated other comprehensive loss	(23.3)	(13.2)
Treasury stock	(49.6)	(49.6)

Total Valhi stockholders’ equity	657.2	742.1
Noncontrolling interest in subsidiaries	335.8	360.5

Total equity	993.0	1,102.6

Total liabilities and equity	$2,838.0	$3,060.7

Commitments and contingencies (Notes 12 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2011	2012
	(unaudited)
Revenues and other income:
Net sales	$455.7	$597.9
Other income, net	16.8	9.3

Total revenues and other income	472.5	607.2

Costs and expenses:
Cost of sales	306.8	334.0
Selling, general and administrative	61.3	80.6
Loss on prepayment of debt	3.3	—
Interest	17.2	13.5

Total costs and expenses	388.6	428.1

Income before income taxes	83.9	179.1
Provision for income taxes	30.7	59.6

Net income	53.2	119.5
Noncontrolling interest in net income of subsidiaries	15.2	30.6

Net income attributable to Valhi stockholders	$38.0	$88.9

Amounts attributable to Valhi stockholders:
Basic and diluted earnings per share	$.33	$.78

Cash dividends per share	$.10	$.125

Basic and diluted weighted average shares outstanding	114.2	114.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended March 31,
	2011	2012
	(unaudited)
Net income	$53.2	$119.5

Other comprehensive income (loss), net of tax:
Currency translation	14.0	18.3
Marketable securities	7.7	(11.1)
Defined benefit pension plans	1.7	2.0
Other postretirement benefit plans	(.4)	(.3)

Total other comprehensive income, net	23.0	8.9

Comprehensive income	76.2	128.4
Comprehensive income attributable to noncontrolling interest	22.1	29.4

Comprehensive income attributable to Valhi stockholders	$54.1	$99.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$53.2	$119.5
Depreciation and amortization	15.6	15.7
Loss on prepayment of debt	3.3	—
Call premium paid	(2.5)	—
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(2.1)	.1
Other postretirement benefit expense	(.5)	(.5)
Deferred income taxes	12.6	25.2
Net distributions from (contributions to) Ti02 manufacturing joint venture	1.1	(18.8)
Other, net	.4	—
Change in assets and liabilities:
Accounts and other receivables, net	(56.7)	(163.4)
Inventories, net	(38.6)	(126.1)
Accounts payable and accrued liabilities	13.4	(8.0)
Accounts with affiliates	1.6	29.0
Income taxes	9.9	11.6
Other, net	(8.2)	1.3

Net cash provided by (used in) operating activities	2.5	(114.4)

Cash flows from investing activities:
Capital expenditures	(24.0)	(34.6)
Capitalized permit costs	(1.4)	(.9)
Purchases of:
Mutual funds	(197.8)	—
Other marketable securities	(2.2)	(.5)
Titanium Metals Corporation (“TIMET”) common stock	(20.4)	—
Proceeds from:
Disposal of mutual funds	92.0	21.1
Disposal of other marketable securities	2.9	2.8
Sale of business	.3	—
Change in restricted cash equivalents, net	2.6	(2.3)
Other, net	(.8)	2.1

Net cash used in investing activities	(148.8)	(12.3)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2011	2012
	(unaudited)
Cash flows from financing activities:
Indebtedness:
Borrowings	$113.3	$108.5
Principal payments	(121.3)	(2.1)
Valhi cash dividends paid	(11.4)	(14.1)
Distributions to noncontrolling interest in subsidiaries	(15.4)	(4.7)
Treasury stock acquired	(3.7)	—
Issuance of subsidiary common stock	.3	—
Other, net	(.1)	—

Net cash provided by (used in) financing activities	(38.3)	87.6

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(184.6)	(39.1)
Effect of exchange rate on cash	2.7	.4
Cash and cash equivalents at beginning of period	325.1	96.4

Cash and cash equivalents at end of period	$143.2	$57.7

Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest (including call premium paid)	$13.9	$7.4
Income taxes, net	11.6	23.9
Noncash investing activities:
Accrual for capital expenditures	10.4	6.1
Accrual for capitalized permit costs	.5	3.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2012

(In millions)

	Valhi Stockholders’ Equity
					Accumulated
			Additional	Retained	other		Non-
	Preferred	Common	paid-in	earnings	comprehensive	Treasury	controlling	Total
	stock	stock	capital	(deficit)	income(loss)	stock	interest	equity
Balance at December 31, 2011	$667.3	$1.2	$81.0	$(19.4)	$(23.3)	$(49.6)	$335.8	$993.0
Net income	—	—	—	88.9	—	—	30.6	119.5
Other comprehensive income (loss), net	—	—	—	—	10.1	—	(1.2)	8.9
Cash dividends	—	—	—	(14.1)	—	—	(4.7)	(18.8)

Balance at March 31, 2012	$667.3	$1.2	$81.0	$55.4	$(13.2)	$(49.6)	$360.5	$1,102.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Note 1—Organization and basis of presentation:

Organization—We are majority owned by Contran Corporation and its subsidiaries, which own approximately 95% of our outstanding common stock at March 31, 2012. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation—Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (AMEX: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the SEC on March 7, 2012 (the “2011 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

In March 2012, our board of directors approved a 3-for-1 split of our common stock to be effected in the form of a stock dividend. Holders of record of Valhi’s common stock at the close of business on May 2, 2012 will receive two additional shares for each Valhi share held as of the close of business on that date. The distribution of the additional Valhi shares is subject to certain customary regulatory approvals, and is expected to occur on the close of business on May 10, 2012. Also in March 2012 our board of directors and the holders of a majority of our common stock approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock to 500 million. The filing of the amendment with the Delaware Secretary of State is required in order to effectuate the stock split, which we filed on May 1, 2012.

Once the stock split has been implemented, we will adjust all share and per-share disclosures for all periods presented in our consolidated financial statements to give effect to the split. On a pro forma basis and assuming the split had been implemented, our basic and diluted earnings per share for the first quarter of 2011 and 2012 would have been $.11 and $.26, respectively, based on 342.6 million and 342.0 million, respectively, basic and diluted weighted average shares outstanding during such periods, and our cash dividends per share would have been $.033 and $.042 per share, respectively.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2012
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL.

	Three months ended March 31,
	2011	2012
	(In millions)
Net sales:
Chemicals	$420.4	$561.3
Component products	34.8	35.5
Waste management	.5	1.1

Total net sales	$455.7	$597.9

Cost of sales:
Chemicals	$274.6	$300.4
Component products	26.1	26.0
Waste management	6.1	7.6

Total cost of sales	$306.8	$334.0

Gross margin:
Chemicals	$145.8	$260.9
Component products	8.7	9.5
Waste management	(5.6)	(6.5)

Total gross margin	$148.9	$263.9

	Three months ended March 31,
	2011	2012
	(In millions)
Operating income (loss):
Chemicals	$103.5	$211.3
Component products	8.8	2.9
Waste management	(9.0)	(9.6)

Total operating income	103.3	204.6
Equity in earnings of investee	(.1)	.1

General corporate items:
Securities earnings	7.4	7.1
Insurance recoveries	.4	1.1
General expenses, net	(6.6)	(20.3)
Loss on prepayment of debt	(3.3)	—
Interest expense	(17.2)	(13.5)

Income before income taxes	$83.9	$179.1

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. We received approximately $7.5 million for a patent litigation settlement in the first quarter of 2011, which is included in the determination of Component Products operating income, see Note 11.

Note 3—Marketable securities:

	Market value	Cost basis	Unrealized gains/ (losses), net
	(In millions)
December 31, 2011:
Current assets:
Mutual funds	$20.9	$21.1	$(.2)
Other	1.6	1.6	—

Total	$22.5	$22.7	$(.2)

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	97.7	86.0	11.7
Other	6.4	6.5	(.1)

Total	$354.1	$342.5	$11.6

March 31, 2012:
Current assets	$.9	$.9	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	88.4	86.0	2.4
Other	5.0	4.9	.1

Total	$343.4	$340.9	$2.5

All of our marketable securities are accounted for as available-for-sale, which are carried at fair value, with any unrealized gains or losses recognized through accumulated other comprehensive income. Our marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company LLC (“Amalgamated”). Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs. Please refer to Note 4 in our 2011 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated. There have been no changes to the carrying value of this investment during the periods presented. See Note 15.

At December 31, 2011 and March 31, 2012, we, Kronos and NL and its subsidiaries held an aggregate of 6.5 million shares of TIMET common stock, and the quoted per share market price of TIMET’s common stock was $14.98 and $13.56, respectively. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock. The TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.

At December 31, 2011, we held investments in various mutual funds which had a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds were liquidated for cash proceeds in the first quarter of 2012.

Note 4—Accounts and other receivables, net:

	December 31, 2011	March 31, 2012
	(In millions)
Accounts receivable	$283.6	$447.1
Notes receivable	2.4	1.6
Refundable income taxes	2.1	2.7
Receivable from affiliates:
Contran - income taxes	—	1.6

LPC	29.6	—
Other	—	.1
Allowance for doubtful accounts	(1.7)	(1.7)

Total	$316.0	$451.4

Note 5—Inventories, net:

	December 31, 2011	March 31, 2012
	(In millions)
Raw materials:
Chemicals	$89.6	$138.0
Component products	6.7	6.8

Total raw materials	96.3	144.8

Work in process:
Chemicals	17.3	21.9
Component products	7.4	7.6

Total in-process products	24.7	29.5

Finished products:
Chemicals	281.5	365.6
Component products	5.4	5.3

Total finished products	286.9	370.9

Supplies (primarily chemicals)	56.6	60.3

Total	$464.5	$605.5

Note 6—Other noncurrent assets:

	December 31, 2011	March 31, 2012
	(In millions)
Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$89.2	$108.0
Other	16.5	16.5

Total	$105.7	$124.5

Other assets:
Waste disposal site operating permits, net	$66.6	$70.0
Restricted cash	7.6	10.1
Assets held for sale	7.3	7.3
IBNR receivables	6.5	6.7
Capital lease deposit	6.2	6.2
Deferred financing costs	2.0	1.7
Other intangible assets	2.1	1.9
Other	67.9	61.2

Total	$166.2	$165.1

Note 7—Accounts payable and accrued liabilities:

	December 31, 2011	March 31, 2012
	(In millions)
Accounts payable	$196.3	$171.2
Payable to affiliates:
Contran – income taxes	.1	—
Contran – trade items	21.1	22.4
LPC	—	2.8
Other	.2	.3
Employee benefits	45.4	38.1
Accrued sales discounts and rebates	11.8	10.2
Environmental remediation and related costs	8.6	9.9
Interest	5.0	11.3
Deferred income	3.5	1.8
Other	71.7	67.5

Total	$363.7	$335.5

Note 8—Other noncurrent liabilities:

	December 31, 2011	March 31, 2012
	(In millions)
Reserve for uncertain tax positions	$26.9	$27.6
Insurance claims and expenses	9.7	9.7
Employee benefits	10.3	10.5
Deferred income	1.1	1.0
Other	7.4	8.0

Total	$55.4	$56.8

Note 9—Long-term debt:

	December 31, 2011	March 31, 2012
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Subsidiary debt:
Kronos International:
6.5% Senior Secured Notes	360.6	371.0
European revolving credit facility	—	106.4
CompX promissory note payable to TIMET	22.2	21.2
CompX bank credit facility	2.0	2.0
NL promissory note	9.0	9.0
WCS financing capital lease	71.1	70.8
WCS 6% promissory notes	11.7	11.7
Other	9.8	10.2

Total subsidiary debt	486.4	602.3

Total debt	736.4	852.3
Less current maturities	19.0	18.9

Total long-term debt	$717.4	$833.4

Kronos—Senior Secured Notes – In March 2011, Kronos redeemed €80 million of its €400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, Kronos repurchased in open market transactions an aggregate of €40.8 million principal amount of the Senior Notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remain outstanding. We recognized a $3.3 million pre-tax interest charge related to the prepayment of the Senior Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Revolving European credit facility—During the first three months of 2012, Kronos borrowed €80 million ($107.4 million when borrowed) under its European credit facility. The average interest rate on these borrowings at March 31, 2012 was 1.94%.

Canada – At March 31, 2012, an aggregate of Cdn. $7.3 million letters of credit were outstanding under Kronos’ Canadian subsidiary’s loan agreement with the Bank of Montreal which provides solely for the issuance of up to Cdn. $10.0 million in letters of credit.

CompX – The interest rate on the balance outstanding under the credit facility at March 31, 2012 was 3.4%. CompX prepaid $1.0 million of principal on the promissory note payable to affiliate during the first quarter of 2012. The interest rate on the promissory note at March 31, 2012 was 1.6%.

Restrictions and Other—Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2012. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 10—Employee benefit plans:

Defined benefit plans—The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2011	2012
	(In millions)
Service cost	$2.7	$2.6
Interest cost	6.6	6.4
Expected return on plan assets	(5.6)	(5.5)
Amortization of unrecognized:
Prior service cost	.4	.4
Net transition obligations	.1	.1
Recognized actuarial losses	1.8	2.3

Total	$6.0	$6.3

Other postretirement benefits—The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2011	2012
	(In millions)
Service cost	$.1	$.1
Interest cost	.2	.2
Amortization of prior service credit	(.6)	(.5)
Recognized actuarial losses	.1	—

Total	$(.2)	$(.2)

Contributions—We expect to contribute the equivalent of $29.1 million and $1.7 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2012.

Note 11—Other income, net:

	Three months ended March 31,
	2011	2012
	(In millions)
Securities earnings:
Dividends and interest	$7.3	$7.1
Securities transactions, net	.1	—

Total	7.4	7.1
Equity in earnings of investee	(.1)	.1
Currency transactions, net	1.4	—
Insurance recoveries	.4	1.1
Patent litigation settlement gain	7.5	—
Other, net	.2	1.0

Total	$16.8	$9.3

Insurance recoveries reflect, in part, amounts we received from certain of our former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

In March 2011, CompX entered into a confidential settlement agreement under which CompX’s Canadian subsidiary received approximately $7.5 million in cash which was recognized as a patent litigation settlement gain.

In May 2012, we reached an agreement with the New Jersey governmental authority and the real estate developer pursuant to which NL received an aggregate of $15.6 million cash for the third and final closing contemplated by the October 2008 settlement agreement associated with certain real property NL owned in New Jersey, as more fully described in Note 15 in our 2011 Annual Report. Upon NL’s receipt of these cash proceeds, NL’s equitable lien on a portion of such property was released. We expect to recognize a pre-tax gain of approximately $14.9 million in the second quarter of 2012, based on the excess of the cash proceeds received over our carrying value of the property from which our equitable lien was released.

Note 12—Income taxes:

	Three months ended March 31,
	2011	2012
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$29.4	$62.7
Incremental tax on earnings of non-U.S. companies	3.8	4.4
Non-U.S. tax rates	(3.7)	(7.9)
Adjustment to the reserve for uncertain tax positions, net	.4	.5
U.S. state income taxes, net	.4	.4
Other, net	.4	(.5)

Income tax expense	$30.7	$59.6

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.

In 2011, our Chemicals Segment received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.3 million (see Note 9). If the full amount of the proposed adjustment were ultimately to be assessed against us, the cash tax liability would be approximately $12.2 million.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate we will reverse $1.6 million of unrecognized tax benefits during the next twelve months.

In the first quarter of 2011, our Component Products Segment recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of its Canadian subsidiary attributable to the 2011 $7.5 million patent litigation settlement gain.

Note 13—Noncontrolling interest in subsidiaries:

	December 31, 2011	March 31, 2012
	(In millions)
Noncontrolling interest in net assets:
Kronos	$240.2	$265.9
NL	84.6	83.5
CompX	11.0	11.1

Total	$335.8	$360.5

	Three months ended March 31,
	2011	2012
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos	$11.8	$26.8
NL	2.9	3.6
CompX	.5	.2

Total	$15.2	$30.6

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Three months ended
	March 31,
	2011	2012
	(In millions)
Net income attributable to Valhi stockholders	$38.0	$88.9

Transfers from noncontrolling interest:
Issuance of subsidiaries common stock	.3	—

Net income attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$38.3	$88.9

Note 14—Commitments and contingencies:

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors, or our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2011 and March 31, 2012, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2012 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the year	$43.2
Additions charged to expense, net	12.8
Payments, net	(.7)

Balance at the end of period	$55.3

Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$9.9
Noncurrent liabilities	45.4

Total	$55.3

NL—On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant, including sites for which its wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed its obligations. At March 31, 2012, NL had accrued approximately $42 million related to approximately 50 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $86 million, including the amount currently accrued.

NL believes that it is not possible to estimate the range of costs for certain sites. At March 31, 2012, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other—We have also accrued approximately $1.6 million at March 31, 2012 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2011 Annual Report.

Other litigation

NL—NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 1,125 of these types of cases pending, involving a total of approximately 2,050 plaintiffs. In addition, the claims of approximately 8,075 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Other—For a discussion of other legal proceedings to which we are a party, please refer to our 2011 Annual Report.

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

Note 15—Financial instruments:

The following table summarizes the valuation of our marketable securities and financial instruments recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2011:
Marketable securities:
Current	$22.5	$20.9	$1.6	$—
Noncurrent	354.1	100.3	3.8	250.0
Currency forward contracts	(.8)	(.8)	—	—
March 31, 2012:
Marketable securities:
Current	$.9	$—	$.9	$—
Noncurrent	343.4	88.4	5.0	250.0
Currency forward contracts	.5	.5	—	—

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

At March 31, 2012, our Chemicals Segment had currency forward contracts to exchange an aggregate of $36 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.0 to Cdn. $1.03 per U.S. dollar. These contracts with Wachovia Bank, National Association, mature from April 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option. The estimated fair value of our currency forward contracts at March 31, 2012 was a $.2 million net asset, of which $.3 million is recognized as part of accounts and other receivables and $.1 million is recognized as part of accounts payable and accrued liabilities. There is also a corresponding $.2 million currency transaction gain recognized in our Condensed Consolidated Statement of Income. Our Chemicals Segment is not currently using hedge accounting for our outstanding currency forward contracts at March 31, 2012, and it did not use hedge accounting for any of such contracts it previously held in 2011.

At March 31, 2012, our Component Products Segment held a series of contracts to exchange an aggregate of U.S. $13.3 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99. per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.00 per U.S. dollar at March 31, 2012. The estimated fair value of the contracts based on quoted market prices was an asset of approximately $.3 million at March 31, 2012.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2011		March 31,2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$109.3	$109.3	$73.1	$73.1
Note receivable from Contran	11.2	11.2	11.2	11.2
Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt - KII Senior Secured Notes	$360.6	$362.6	$371.0	$375.6
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
Kronos variable rate bank credit facility	—	—	106.4	106.4
WCS fixed rate debt	82.8	82.8	82.5	82.5
CompX variable rate bank credit facility	2.0	2.0	2.0	2.0
CompX variable rate promissory note	22.2	22.2	21.2	21.2
NL variable rate promissory note	9.0	9.0	9.0	9.0
Noncontrolling interest in:
Kronos common stock	$240.2	$409.4	$265.9	$566.0
NL common stock	84.6	107.3	83.5	123.3
CompX common stock	11.0	23.9	11.1	22.6
Valhi stockholders’ equity	$657.2	$6,835.3	$742.1	$5,996.6

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. The fair value of our KII Senior Secured 6.5% Notes are also based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active. At December 31, 2011 and March 31, 2012, the estimated market price of the 6.5% Notes was approximately €1,004 and €1,011, respectively, per €1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair values of the variable interest rate note receivable and variable interest debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 7.

Note 16 – Recent accounting pronouncements:

In June 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. In accordance with ASU 2011-05, we now present our comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date of the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on our Condensed Consolidated Financial Statements.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements.

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

•

Waste Management – WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. In January 2009 WCS received a low-level and mixed low-level radioactive waste (“LLRW”) disposal license, which was signed in September 2009. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. Construction of the Compact LLRW facility was substantially complete in November 2011, and the Federal LLRW disposal facility was substantially complete in February 2012. The Compact LLRW disposal facility was fully certified and operational in April 2012, and we expect with the Federal LLRW site will be fully certified and operational later in 2012.

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of certain of our businesses (such as Kronos’ titanium dioxide pigment (“TiO2”) operations);

•	Customer inventory levels;

•	Changes in raw material and other operating costs (such as energy, ore and steel costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw materials (such as ore);

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

Operations Overview

Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011—

Net income attributable to Valhi stockholders was $88.9 million, or $.78 per diluted share, in the first quarter of 2012 compared to $38.0 million, or $.33 per diluted share, in the first quarter of 2011. As more fully discussed below, our diluted income per share increased from 2011 to 2012 primarily due to the net effects of:

•

increased operating income from our Chemicals Segment in 2012 compared to 2011 partially offset by lower operating income from our Component Products Segment in 2012, primarily due to a patent litigation settlement gain in 2011;

•	a loss on prepayment of debt in 2011; and

•	higher general expenses in the first quarter of 2012, primarily due to increased environmental remediation and related costs.

Our net income attributable to Valhi stockholders in 2012 includes income of $.01 per diluted share related to insurance recoveries.

Our net income attributable to Valhi stockholders in 2011 includes income of $.02 per diluted share related to a patent litigation settlement we recognized and $.01 per diluted share loss on prepayment of debt.

Current Forecast for 2012 –

We currently expect to report higher net income attributable to Valhi stockholders for 2012 as compared to 2011 primarily due to the net effects of:

•	higher expected operating income from our Chemicals Segment;

•	lower expected operating income from our Component Products Segment as higher expected sales will be offset by the patent litigation settlement gain recognized in 2011; and

•

lower expected operating losses at WCS as we expect more revenue from the opening of our Compact LLRW disposal facility in April 2012 and the expected opening of the Federal LLRW disposal facility later in 2012.

Segment Operating Results—2011 Compared to 2012 –

Chemicals—

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are influenced in part by their expectations for future changes in market TiO2 selling prices as well as their expectations for future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products, with price and availability being the most significant competitive factors along with quality and customer service.

The factors having the most impact on our reported operating results are:

•	our TiO2 sales and production volumes,

•	TiO2 selling prices,

•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, Norwegian krone and the Canadian dollar) and

•	manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our Chemicals Segment’s key performance indicators are our TiO2 average selling prices and our TiO2 sales and production volumes. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended March 31,
	2011	2012	% Change
	(Dollars in millions)
Net sales	$420.4	$561.3	34%
Cost of sales	274.6	300.4	9

Gross margin	$145.8	$260.9	79%

Operating income	$103.5	$211.3	104%
Percent of net sales:
Cost of sales	65%	54%
Gross margin	35	46
Operating income	25	38
Ti02 operating statistics:
Sales volumes*	125	130	5%
Production volumes*	133	140	5
Percent change in net sales:
Ti02 product pricing			34%
Ti02 sales volumes			5
Ti02 product mix			(3)
Changes in currency exchange rates			(2)

Total			34%

*	Thousands of metric tons

Current Industry Conditions – Throughout 2011 and continuing into 2012, our production facilities operated at full practical capacity rates. We also increased TiO2 selling prices, resulting in increased profitability and cash flows. Selling prices in the first quarter 2012 were 34% higher as compared to the first quarter of 2011, and our average selling prices at the end of the first quarter of 2012 were comparable to selling prices at the end of 2011. Global customer demand for our TiO2 products also remained strong throughout much of 2011. Although we did experience a softening of demand in the fourth quarter of 2011 as a result of customer destocking, customer demand in the first quarter of 2012 rebounded from the softness experienced in the fourth quarter of 2011. We expect demand will continue to strengthen during the remainder of 2012, and we anticipate we will be able to implement further TiO2 selling price increases.

We experienced increased costs for our raw materials such as ore and petroleum coke in 2011 and in the first quarter 2012. We expect further increases in raw material costs throughout 2012, as discussed below.

Overall, based on positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to increase in 2012 and the foreseeable future.

Net Sales—Net sales in the first quarter of 2012 increased 34%, or $140.9 million, compared to the first quarter of 2011 primarily due to a 34% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices in the remainder of 2012 to continue to be higher than the comparable periods in 2011.

Our sales volumes increased 5% in the first quarter of 2012 as compared to the first quarter of 2011 due to increased customer demand, primarily in the North American and export markets. Our sales volumes in the first quarter of 2012 set a new record for a first quarter. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $9 million, or 2%, as compared to the first quarter of 2011.

Cost of Sales—Our Chemicals Segment’s cost of sales increased $25.8 million or 9% in the first quarter of 2012 compared to 2011 primarily due to the net impact of a 5% increase in sales volumes, a 5% increase in TiO2 production volumes, higher raw material costs of approximately $27 million (primarily feedstock ore and petroleum coke) and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 54% in the first quarter of 2012 compared to 65% in the first quarter of 2011 primarily due to the higher selling prices and higher production volumes in the first quarter of 2012. Our production volumes in the first quarter of 2012 set a new record for a first quarter. We expect further increases in our manufacturing costs during the remainder of 2012, as discussed below.

Operating Income—Our Chemicals Segment’s operating income and operating income as a percentage of net sales increased significantly in the first quarter of 2012. This increase was driven by the improvement in gross margin, which increased to 46% for the first quarter of 2012 compared to 35% for the first quarter of 2011. Our gross margin has increased primarily because of higher selling prices, higher sales volumes and higher production volumes all of which more than offset the impact of higher manufacturing costs (primarily raw materials). Additionally, changes in currency exchange rates have negatively affected our gross margin and operating income. We estimate that changes in currency exchange rates decreased operating income by approximately $3 million in the first quarter of 2012 as compared to the same period in 2011.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.7 million in each of first three months of 2011 and 2012, which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income:

Impact of changes in currency exchange rates Three months ended March 31, 2012 vs. March 31, 2011
	Transaction gains/ (losses) recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs.
	2011	2012	Change		2011
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(9)	$(9)
Operating income	1	—	(1)	(2)	(3)

Outlook—During the first quarter of 2012 our Chemicals Segment operated its production facilities at full practical capacity levels, consistent with our operating rates throughout 2011. While we will continue to work on debottlenecking projects in 2012 to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity. We currently expect to operate our facilities in 2012 at production levels consistent with or slightly lower than 2011.

The overall strengthening global demand for TiO2 we experienced in the first quarter of 2012 is expected to continue through the remainder of the year. We currently expect our sales volumes to increase in 2012 as compared to 2011, and our 2012 sales volumes will exceed our 2012 production volumes.

We implemented significant increases in TiO2 selling prices throughout 2011 and raised prices in certain markets in the first quarter of 2012. Our average TiO2 selling prices were 34% higher in the first quarter of 2012 as compared to the first quarter of 2011, and our average selling prices at the end of the first quarter of 2012 were comparable to prices at the end of 2011. Based on product demand levels and increases in our manufacturing costs discussed below, we anticipate our average selling prices will increase during the remainder of 2012, including increases to offset the impact of our expected higher manufacturing costs.

During 2012, we expect to see significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Overall, we currently expect our per metric ton cost of TiO2 we produce in 2012 will increase approximately 50% to 60% as compared to 2011, primarily due to higher feedstock ore costs. Our cost of sales per metric ton of TiO2 sold in calendar 2012 is consequently expected to be significantly higher as compared to calendar 2011. However, our cost of sales per metric ton of TiO2 sold in the first quarter of 2012 is significantly lower as compared to our expected cost of sales per metric ton of TiO2 sold in the remainder of 2012, as a substantial portion the TiO2 products we sold in the first quarter of 2012 was produced with lower-cost feedstock ore. Given the current conditions in the TiO2 industry, if our costs of production exceed our current expectations in 2012 and demand for TiO2 remains strong, we believe we could recoup such higher costs through additional selling price increases.

Overall, we expect operating income will be higher in 2012 as compared to 2011, as the favorable effects of higher selling prices and sales volumes will more than offset the impact of higher production costs.

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

Component Products -

The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended March 31,
	2011	2012	% Change
	(Dollars in millions)
Net sales	$34.8	$35.5	2%
Cost of sales	26.1	26.0	—

Gross margin	$8.7	$9.5	9%

Operating income	$8.8	$2.9	(67)%
Percent of net sales:
Cost of sales	75%	73%
Gross margin	25	27
Operating income	25	8

Net Sales—Our Component Products Segment’s net sales increased 2% in the first quarter of 2012 compared to the same period of 2011. Net sales increased due to $1.1 million in new sales during the quarter from the ergonomics health care products line acquired in 2011 and from growth in customer demand within the security products and marine business units resulting from improving economic conditions in North America, partially offset by lower sales of other furniture components.

Cost of Sales—Our Component Products Segment’s cost of sales as a percentage of sales decreased by 2% in the first quarter of 2012 compared to the same period in 2011. As a result, gross profit and related margin increased over the same period. The increase in gross profit is primarily due to improved production efficiencies primarily within the furniture components reporting unit as a result of the consolidation of precision slides manufacturing facilities completed in 2011. The gross margin impact relating to the above noted July 2011 acquisition of an ergonomics component products business was not significant.

Operating Income – Operating income decreased to $2.9 million for the first quarter of 2012 compared to $8.8 million for the first quarter of 2011. Operating income decreased in 2012 primarily due to the net effects of the $7.5 million litigation settlement gain recorded in the first quarter of 2011, facility consolidation costs of $1.0 million incurred in 2011, improved production efficiencies in 2012 as a result of the consolidation of furniture component facilities and slightly increased sales in 2012 across all business units.

Currency Exchange Rates – Our Component Products Segment has substantial operations and assets which are all located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled. However, the impact of relative changes in foreign currency exchange rates on sales and operating income in 2012 was not significant.

Outlook – Consistent with the current state of the North American economy, overall demand from our Component Product Segment’s customers continues to be subject to instability. While we experienced a slight increase in demand across most of our markets during the first quarter of 2012, demand from several of our significant office furniture industry customers was weak but was more than offset by $1.1 million in sales during the quarter from the ergonomic healthcare components business acquired in July 2011. Due to the current economic situation, it is uncertain (i) whether sales to our office furniture industry customers will improve during the remainder of 2012, (ii) what the ongoing impact on sales of the acquired ergonomics components business will be or (iii) the extent that sales will grow across the remainder of our customers during 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the 2011 consolidation of our furniture components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 18% of our total cost of goods sold. Compared to 2011, the overall change in our cost of these raw materials was not significant in the first quarter of 2012. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity strategic purchases of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

During the first quarter of 2012, the value of the U.S. dollar did not change significantly in comparison to the Canadian dollar or the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. However, the U.S. dollar could weaken during the remainder of 2012, which may have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates.

Waste Management -

	Three months ended
	March 31,
	2011	2012
	(In millions)
Net sales	$.5	$1.1
Cost of sales	6.1	7.6

Gross margin	$(5.6)	$(6.5)

Operating loss	$(9.0)	$(9.6)

General – We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of LLRW and mixed LLRW. We previously filed license applications for such disposal capabilities with the applicable Texas state agencies. In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, the TCEQ issued a near-surface LLRW and mixed LLRW disposal license to us. This license was signed in September 2009. Construction of the Compact and Federal LLRW sites began in January 2011. Construction of the Compact LLRW site was substantially complete in November 2011, and the Federal LLRW site was substantially complete in February 2012. The Compact LLRW site was fully certified and operational in April 2012, and we expect the Federal LLRW site will be fully certified and operational later in 2012.

Net Sales and Operating Loss – The Waste Management Segment’s sales increased in the first quarter of 2012 compared to 2011, as we accepted limited shipments for storage until it could be disposed of once the new facilities are fully operational later in 2012. Our Waste Management operating loss was higher in the first quarter of 2012 compared to 2011 in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our byproduct disposal license, preparing to operate under our new LLRW license, as well as our inability to undertake new projects without the completion of our new disposal facilities. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, and with the Compact LLRW disposal facility certified for operation in April 2012 and the Federal LLRW disposal facility expected to be operational later in 2012, we are substantially ready to provide “one-stop shopping” for hazardous, toxic, LLRW and mixed LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

General Corporate Items, Other Items, Interest Expense, Income Taxes and Noncontrolling Interest—2012 Compared to 2011

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2012 and 2011 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the first quarters of 2011 and 2012.

Insurance Recoveries – Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. NL has agreements with certain former insurance carriers pursuant to which the carriers reimburse NL for a portion of its future lead pigment litigation defense costs, and one such carrier reimburses NL for a portion of its future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement.

Corporate Expenses and Other Items, Net— Corporate expenses were 209% higher at $20.3 million in the first quarter of 2012 compared to $6.6 million in the same period in 2011, primarily due to higher environmental remediation and related expense in 2012. Included in corporate expense are:

•	litigation and related costs at NL of $1.9 million in 2012 compared to $1.8 million in 2011 and

•	environmental remediation and related costs of $12.8 million in 2012, compared to $.1 million in 2011.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 14 to our Condensed Consolidated Financial Statements.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate, and it is possible that actual costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2012, our corporate expenses would be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related matters as further information becomes available to us or as circumstances change. Further information or changed circumstances could result in an increase or reduction in our accrued costs. See Note 14 to our Condensed Consolidated Financial Statements.

Overall we expect that our net general corporate expenses for all of calendar 2012 will be higher than 2011 due to higher expected litigation and environmental remediation and related expenses. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2012, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Litigation Settlement Gain – We expect to report a $14.9 million pre-tax gain in the second quarter of 2012 pursuant to the third and final closing associated with certain real property we formerly owned in New Jersey. See Note 14 to our Condensed Consolidated Financial Statements.

Loss on Prepayment of Debt and Interest Expense – We have a significant amount of indebtedness denominated in the euro, primarily through our subsidiary Kronos International, Inc. (“KII”). On March 24, 2011, KII redeemed €80 million of its 6.5% Senior Secured Notes, and borrowed under its European revolving credit facility. As a result, we recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior

Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. See Note 9 to our Condensed Consolidated Financial Statements.

Interest expense decreased to $13.5 million in the first quarter of 2012 from $17.2 million in the first quarter of 2011 primarily due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes made in the third and fourth quarters of 2011. Excluding the effect of currency exchange rates, we expect interest expense will continue to be lower in 2012 as compared to 2011 due to continued lower average balances of outstanding borrowings at Kronos and CompX in 2012.

Provision for Income Taxes – Our income tax provision was $59.6 million in the first quarter of 2012 compared to $30.7 million in the first quarter of 2011. Our tax rate varies as the contribution of income from our business units change. This increase in provision for income taxes was primarily due to improved operating income in the first three months of 2012 compared to the same period in 2011. In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the 2011 $7.5 million patent litigation settlement gain. See Note 12 to our Condensed Consolidated Financial Statements.

We have substantial net operating loss carryforwards in Germany (the equivalent of $799 million and $188 million for German corporate and trade tax purposes, respectively, at December 31, 2011). At March 31, 2012, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period ended December 31, 2011 and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2012 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in net income was $30.6 million in the first quarter of 2012, compared to $15.2 million in the same period of 2011. The increase is primarily due to the net effects of significantly improved operating income at Kronos.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities decreased from $2.5 million cash provided by operations in the first three months of 2011 to $114.4 million cash used in operations in the first three months of 2012. This $116.9 million net decline in the amount of cash from operations was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2012 of $101.3 million compared to 2011;

•	Higher contributions to our TiO2 manufacturing joint venture in 2012 of $19.9 million, primarily to support the joint venture’s higher working capital needs associated with higher-cost feedstock ore;

•	higher net cash paid for taxes of $12.3 million in 2012 compared to 2011 due to our improved earnings;

•

lower cash paid for interest of $6.5 million primarily due to the call premium paid of $2.5 million in 2011 related to the redemption of €80 million of our Senior Notes, the interest payment on our note payable to affiliate in March 2011 which included deferred interest from July 1, 2009 through December 31, 2010, and lower average debt balances in 2012 as compared to 2011; and

•

changes in receivables, inventories, payables and accrued liabilities in 2012 used $274.6 million of net cash in 2012, an increase in the amount of cash used of $190.9 million compared to 2011, primarily due to the relative increases in Kronos’ inventories and receivables, as discussed below.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

•	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2011 and March 31, 2012 due to higher sales volumes and selling prices we achieved in the first quarter of 2012.

•

Kronos’ average days sales in inventory (“DSI”) increased from December 31, 2011 to March 31, 2012 principally due to the higher cost of our inventories resulting primarily from higher feedstock ore costs. Strong production from 2011 continued into the first quarter of 2012 resulting in higher inventory levels in advance of the spring paint season.

•

CompX’s average DSO increased slightly from December 31, 2011 to March 31, 2012 generally we expect CompX’s average DSO to increase from December to March as the result of a seasonal increase in sales during the first quarter compared to the fourth quarter.

•	CompX’s average DSI decreased from December 31, 2011 to March 31, 2012 due to an increase in sales volume in the first quarter of 2012 without a significant change in inventory value.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	March 31,	December 31,	March 31,
	2010	2011	2011	2012
Kronos:
Days sales outstanding	55 days	60 days	55 days	69 days
Days sales in inventory	52 days	63 days	104 days	110 days
CompX:
Days sales outstanding	41 days	41 days	39 days	40 days
Days sales in inventory	70 days	68 days	71 days	69 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended March 31,
	2011	2012
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$34.9	$19.1
Kronos	21.2	(104.7)
NL exclusive of its subsidiaries	18.1	2.5
CompX	.1	(2.9)
WCS	(7.1)	(7.9)
Tremont	(.1)	.7
Other	.1	(.1)
Eliminations	(64.7)	(21.1)

Total	$2.5	$(114.4)

Investing Activities –

We spent $34.6 million in capital expenditures during the first three months of 2012 including:

•	$23.3 million in our Chemicals Segment;

•	$10.6 million in our Waste Management Segment; and

•	$ .6 million in our Component Products Segment.

Our Waste Management Segment had $.9 million in expenditures for capitalized permit costs.

We had the following market transactions during the three months of 2012:

•	sold $21.1 million of mutual funds; and

•	sold a net $2.3 million of other marketable securities.

Financing Activities—

During the three months ended March 31, 2012, we:

•	borrowed €80 million ($107.4 million when borrowed) on Kronos’ European credit facility;

•	prepaid $1.0 million on CompX promissory note payable to TIMET;

•	paid a quarterly dividend to Valhi stockholders of $.125 per share for an aggregate dividend of $14.1 million.

Distributions to noncontrolling interest in subsidiaries in the first three months of 2012 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2012, our consolidated indebtedness was comprised of:

•	€279.2 million principal amount of our 6.5% Senior Secured Notes ($371.0 million) due in April 2013;

•	€80 million ($106.4 million) under our European revolving credit facility which matures in October 2013;

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	Cdn.$2.0 million ($2.0 million) under CompX’s revolving credit facility which, as amended in January 2012, matures in January 2015;

•	CompX’s promissory note payable to TIMET ($21.2 million outstanding) which is due in 2014;

•	NL’s $9.0 million promissory note issued in connection with a litigation settlement due in 2012;

•	WCS’ $72.0 million financing capital lease ($70.8 million outstanding) with Andrews County, Texas which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;

•	WCS’ two 6.0% promissory notes ($11.7 million outstanding) due in 2012 through 2014; and

•	approximately $10.2 million of other indebtedness, primarily capital lease obligations.

With respect to the €279.2 million principal amount outstanding at March 31, 2012 of our Senior Secured Notes due in April 2013, we have commenced efforts to refinance the Senior Notes, and have engaged a financial advisor to assist us in these efforts. The definitive terms of any such refinancing have not yet been determined, and while there can be no assurance that we would be able to complete a refinancing on terms acceptable to us, we believe we will be able to refinance the remaining Senior Notes before their maturity date.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2012. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2013) and our long-term obligations (defined as the five-year period ending March 31, 2017, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2012, we had credit available under existing facilities of approximately $128 million, which was comprised of:

•	$28 million under CompX’s bank credit facility; and

•	$100(1) million under Valhi’s Contran credit facility.

(1)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At March 31, 2012, we had an aggregate of $167.4 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $33.2 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

		Held outside
	Amount	U.S.
	(In millions)
Kronos	$114.7	$29.0
NL exclusive of its subsidiaries	25.5	—
Valhi exclusive of its subsidiaries	12.7	—
CompX	4.2	4.2
Tremont	8.3	—
WCS	2.0	—

Total cash and cash equivalents, restricted cash and marketable securities	$167.4	$33.2

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2012 will be approximately $102 million as follows:

•	$74 million by our Chemicals Segment, including approximately $26 million in the area of environmental protection and compliance;

•	$6 million by our Component Products Segment; and

•	$22 million by our Waste Management Segment.

The WCS amount includes approximately $1.9 million in capitalized operating permit costs. Capital spending for 2012 is expected to be funded through cash generated from operations and credit facilities. Our Waste Management Segment’s LLRW disposal license was issued in January 2009 and signed in September 2009. With the receipt of this license, WCS began construction of its Federal LLRW facility in 2011. The facility is expected to be operational later in 2012. Approximately $11.6 million of WCS’ planned capital spending relates to the new Federal LLRW facility.

Planned capital expenditures in 2012 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. A significant portion of the increase in our Component Products Segment’s expected capital expenditures for 2012 relates to the implementation of a new manufacturing and accounting system.

Repurchases of Common Stock –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At March 31, 2012 we had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our board of directors.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos will use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. To date Kronos has not made any repurchases under the plan and at March 31, 2012 all 2.0 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2012 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures for all periods to give effect to the stock split. Kronos’ stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos’ current quarterly cash dividend is $.15 per share. Based on the 58.0 million shares we held of Kronos common stock at March 31, 2012, we would receive aggregate annual regular dividends from Kronos of $34.8 million in 2012. NL’s current quarterly cash dividend is $.125 per share. Based on the 40.4 million shares we held of NL common stock at March 31, 2012, we would receive aggregate annual dividends from NL of $20.2 million in 2012. We do not expect to receive any distributions from WCS during 2012. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

Our subsidiaries have various credit agreements with unrelated third-party lenders which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

In March 2012, our board of directors approved a 3-for-1 split of our common stock to be effected in the form of a stock dividend. Holders of record of Valhi’s common stock at the close of business on May 2, 2012 will receive two additional shares for each Valhi share held as of the close of business on that date. The distribution of the additional Valhi shares is subject to certain customary regulatory approvals, and is expected to occur on the close of business on May 10, 2012. Also in March 2012 our board of directors and the holders of a majority of our common stock approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock to 500 million. The filing of the amendment with the Delaware Secretary of State is required in order to effectuate the stock split, which became effective on May 1, 2012.

Once the stock split has been implemented, we will adjust all share and per-share disclosures for all periods presented in our consolidated financial statements to give effect to the split. On a pro forma basis and assuming the split had been implemented, our basic and diluted earnings per share for the first quarter of 2011 and 2012 would have been $.11 and $.26, respectively, based on 342.6 million and 342.0 million, respectively, basic and diluted weighted average shares outstanding during such periods, and our cash dividends per share would have been $.033 and .042 per share, respectively.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our

Consolidated Financial Statements. During the first quarter of 2012, WCS borrowed $18.2 million from our subsidiary. WCS will likely borrow additional amounts from us during the second quarter of 2012 under the terms of the revolving credit facility. At March 31, 2012, WCS can borrow an additional $41.8 million under this facility, which matures in March 2013.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. Our loan to NL bears interest at prime plus 2.75% (6.0% at March 31, 2012), payable quarterly, with all principal due on demand, but in any event no earlier than March 2013 and no later than December 31, 2013. The amount of our outstanding loans to NL at any time is at our discretion. As of December 31, 2011 and March 31, 2012, we had loans outstanding to NL of $4.1 million and $6.5 million, respectively, which loans are eliminated in our Condensed Consolidated Financial Statements. NL will likely borrow additional amounts from us during 2012.

We have an unsecured revolving credit facility with Kronos which, as amended, provides for borrowings from Kronos of up to $225 million. The facility bears interest at prime plus 1.0% (4.25% at March 31, 2012), and is due on demand, but in any event no earlier than December 31, 2013. As of December 31, 2011 and March 31, 2012, we had loans outstanding from Kronos of $136.1 million and $152.1 million, respectively, which loans are eliminated in our Condensed Consolidated Financial Statements. At March 31, 2012 $72.9 million was available for borrowings under the facility. We will likely borrow additional amounts from Kronos during 2012.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2011 Annual Report.

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

Recent Accounting Pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first three months of 2012 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2011 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In addition to the matters discussed below, please refer to Note 17 to our Consolidated Financial Statements, included in our 2011 Annual Report.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2012, the trial court judge decertified the class.

Raritan Bay Slag Site, Old Bridge Township and the Borough of Sayreville, Middlesex County, New Jersey. In February 2012, NL received a Demand for Reimbursement of Costs from USEPA in connection with the Raritan Bay Slag Superfund Site.

United States and Nebraska v. NL Industries, Inc., Civil Action No.8:12-cv-00059. In March 2012, the United States District Court for the District of Nebraska entered the Consent Decree. This concludes the case.

Item 1A.	Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2011 Annual report. There have been no material changes to such risk factors during the first three months of 2012.

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

VALHI, INC. (Registrant)

Date May 8, 2012	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date May 8, 2012	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)