Form 10-Q
period 2012-06-30
VALHI INC /DE/
filed 2012-08-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Number of shares of the Registrant’s common stock outstanding on August 3, 2012: 339,115,449.

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96.4	$103.2
Restricted cash equivalents	5.3	5.5
Marketable securities	22.5	.8
Accounts and other receivables, net	316.0	457.2
Inventories, net	464.5	661.2
Other current assets	20.7	16.4
Deferred income taxes	18.8	18.8

Total current assets	944.2	1,263.1

Other assets:
Marketable securities	354.1	329.9
Investment in affiliates	105.7	125.1
Note receivable from affiliate	11.2	11.2
Goodwill	400.1	400.2
Deferred income taxes	132.7	106.0
Other noncurrent assets	166.2	153.0

Total other assets	1,170.0	1,125.4

Property and equipment:
Land	53.0	51.9
Buildings	276.8	273.4
Equipment	1,188.3	1,206.3
Mining properties	63.5	56.5
Construction in progress	111.2	82.4

	1,692.8	1,670.5
Less accumulated depreciation	969.0	959.8

Net property and equipment	723.8	710.7

Total assets	$2,838.0	$3,099.2

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2011	June 30, 2012
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$19.0	$34.9
Accounts payable and accrued liabilities	363.7	414.5
Income taxes	26.5	25.3
Deferred income taxes	6.4	6.2

Total current liabilities	415.6	480.9

Noncurrent liabilities:
Long-term debt	717.4	828.9
Deferred income taxes	457.2	448.9
Accrued pension costs	144.4	133.5
Accrued environmental remediation and related costs	34.6	44.7
Accrued postretirement benefits costs	20.4	20.2
Other liabilities	55.4	56.8

Total noncurrent liabilities	1,429.4	1,533.0

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	78.6	78.9
Retained earnings (deficit)	(19.4)	82.8
Accumulated other comprehensive loss	(23.3)	(50.8)
Treasury stock	(49.6)	(49.6)

Total Valhi stockholders’ equity	657.2	732.2
Noncontrolling interest in subsidiaries	335.8	353.1

Total equity	993.0	1,085.3

Total liabilities and equity	$2,838.0	$3,099.2

Commitments and contingencies (Notes 12 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)
Revenues and other income:
Net sales	$573.1	$583.8	$1,028.8	$1,181.7
Other income, net	8.8	22.6	25.6	31.9

Total revenues and other income	581.9	606.4	1,054.4	1,213.6

Costs and expenses:
Cost of sales	372.4	418.3	679.2	752.3
Selling, general and administrative	79.1	70.3	140.4	150.9
Loss on prepayment of debt	—	7.2	3.3	7.2
Interest	15.9	14.4	33.1	27.9

Total costs and expenses	467.4	510.2	856.0	938.3

Income before income taxes	114.5	96.2	198.4	275.3
Provision for income taxes	41.6	34.6	72.3	94.2

Net income	72.9	61.6	126.1	181.1
Noncontrolling interest in net income of subsidiaries	20.5	17.2	35.7	47.8

Net income attributable to Valhi stockholders	$52.4	$44.4	$90.4	$133.3

Amounts attributable to Valhi stockholders:
Basic and diluted earnings per share	$.15	$.13	$.26	$.39

Cash dividends per share	$.042	$.05	$.075	$.092

Basic and diluted weighted average shares outstanding	341.9	342.0	342.2	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)
Net income	$72.9	$61.6	$126.1	$181.1

Other comprehensive income (loss), net of tax:
Currency translation	2.3	(41.6)	16.3	(23.3)
Marketable securities	10.6	(17.8)	18.3	(28.9)
Defined benefit pension plans	1.7	1.9	3.4	3.9
Other postretirement benefit plans	(.3)	(.3)	(.7)	(.6)

Total other comprehensive income (loss), net	14.3	(57.8)	37.3	(48.9)

Comprehensive income	87.2	3.8	163.4	132.2
Comprehensive income (loss) attributable to noncontrolling interest	34.9	(3.0)	57.0	26.4

Comprehensive income attributable to Valhi stockholders	$52.3	$6.8	$106.4	$105.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$126.1	$181.1
Depreciation and amortization	31.9	32.9
Litigation settlement gain	—	(14.7)
Loss on prepayment of debt	3.3	7.2
Call premium and interest paid on Senior Notes redeemed	(2.5)	(6.2)
Benefit plan expense less than cash funding requirements:
Defined benefit pension expense	(.9)	(.5)
Other postretirement benefit expense	(.9)	(.7)
Deferred income taxes	31.1	32.4
Net distributions from (contributions to) Ti02 manufacturing joint venture	3.0	(19.4)
Other, net	2.3	2.2
Change in assets and liabilities:
Accounts and other receivables, net	(121.7)	(170.2)
Inventories, net	(19.4)	(217.9)
Accounts payable and accrued liabilities	(2.5)	48.4
Accounts with affiliates	1.7	43.6
Income taxes	12.6	(1.8)
Other, net	(3.0)	7.2

Net cash provided (used in) operating activities	61.1	(76.4)

Cash flows from investing activities:
Capital expenditures	(54.0)	(49.4)
Capitalized permit costs	(3.6)	(1.9)
Purchases of:
Mutual funds	(241.3)	—
Other marketable securities	(5.0)	(4.0)
Titanium Metals Corporation (“TIMET”) common stock	(30.4)	—
Proceeds from:
Disposal of mutual funds	162.0	21.1
Disposal of other marketable securities	3.4	5.3
Sale of business	.3	—
Real estate-related litigation settlement	—	15.6
Change in restricted cash equivalents, net	1.0	(3.3)
Other, net	(8.2)	2.5

Net cash used in investing activities	(175.8)	(14.1)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Six months ended June 30,
	2011	2012
	(unaudited)
Cash flows from financing activities:
Indebtedness:
Borrowings	$113.3	$503.3
Principal payments	(187.7)	(359.6)
Deferred financing costs paid	—	(4.5)
Valhi cash dividends paid	(25.5)	(31.1)
Distributions to noncontrolling interest in subsidiaries	(20.1)	(9.3)
Treasury stock acquired	(9.5)	—
Issuance of subsidiary common stock and other, net	.5	(.1)

Net cash provided by (used in) financing activities	(129.0)	98.7

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(243.7)	8.2
Effect of exchange rate on cash	2.5	(1.4)
Cash and cash equivalents at beginning of period	325.1	96.4

Cash and cash equivalents at end of period	$83.9	$103.2

Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest (including call premium paid)	$37.5	$36.9
Income taxes, net	31.1	54.3
Noncash investing activities:
Accrual for capital expenditures	14.2	7.5
Accrual for capitalized permit costs	1.0	4.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2012

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2011	$667.3	$3.6	$78.6	$(19.4)	$(23.3)	$(49.6)	$335.8	$993.0
Net income	—	—	—	133.3	—	—	47.8	181.1
Other comprehensive loss, net	—	—	—	—	(27.5)	—	(21.4)	(48.9)
Cash dividends	—	—	—	(31.1)	—	—	(9.3)	(40.4)
Issuance of common stock and other, net	—	—	.3	—	—	—	.2	.5

Balance at June 30, 2012	$667.3	$3.6	$78.9	$82.8	$(50.8)	$(49.6)	$353.1	$1,085.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

Organization - We are majority owned by Contran Corporation and its subsidiaries, which own approximately 95% of our outstanding common stock at June 30, 2012. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation - Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE MKT: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the SEC on March 7, 2012 (the “2011 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

In May 2012, we amended our certificate of incorporation to increase the authorized number of shares of our common stock to 500 million. Subsequently in May 2012, we implemented a 3-for-1 split of our common stock in the form of a stock dividend. Other than the disclosure of the increase in the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our Condensed Consolidated Financial Statements to give effect to the stock split, and we have adjusted our stockholders’ equity at December 31, 2011 to reflect the split by reclassifying $2.4 million from additional paid in capital to common stock representing $.01 per share value of each share of common stock issued as a result of the stock split.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

Business segment	Entity	% controlled at June 30, 2012
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)
Net sales:
Chemicals	$537.6	$545.3	$958.0	$1,106.6
Component products	35.2	37.6	70.0	73.1
Waste management	.3	.9	.8	2.0

Total net sales	$573.1	$583.8	$1,028.8	$1,181.7

Cost of sales:
Chemicals	$341.2	$382.6	$615.8	$683.0
Component products	25.4	27.6	51.5	53.6
Waste management	5.8	8.1	11.9	15.7

Total cost of sales	$372.4	$418.3	$679.2	$752.3

Gross margin:
Chemicals	$196.4	$162.7	$342.2	$423.6
Component products	9.8	10.0	18.5	19.5
Waste management	(5.5)	(7.2)	(11.1)	(13.7)

Total gross margin	$200.7	$165.5	$349.6	$429.4

Operating income (loss):
Chemicals	$145.9	$112.4	$249.4	$323.7
Component products	3.1	3.9	11.9	6.8
Waste management	(9.2)	(11.3)	(18.2)	(20.9)

Total operating income	139.8	105.0	243.1	309.6
Equity in earnings of investee	(.1)	(.1)	(.2)	—
General corporate items:
Securities earnings	7.4	7.1	14.8	14.2
Insurance recoveries	.1	.3	.5	1.4
Litigation settlement gain	—	14.7	—	14.7
General expenses, net	(16.8)	(9.2)	(23.4)	(29.5)
Loss on prepayment of debt	—	(7.2)	(3.3)	(7.2)
Interest expense	(15.9)	(14.4)	(33.1)	(27.9)

Income before income taxes	$114.5	$96.2	$198.4	$275.3

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

Note 3 – Marketable securities:

	Market value	Cost basis	Unrealized gains/ (losses), net
	(In millions)
December 31, 2011:
Current assets:
Mutual funds	$20.9	$21.1	$(.2)
Other	1.6	1.6	—

Total	$22.5	$22.7	$(.2)

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	97.7	86.0	11.7
Other	6.4	6.5	(.1)

Total	$354.1	$342.5	$11.6

June 30, 2012:
Current assets	$.8	$.8	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	73.7	86.0	(12.3)
Other	6.2	6.1	.1

Total	$329.9	$342.1	$(12.2)

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

At December 31, 2011 and June 30, 2012, we, Kronos and NL and its subsidiaries held an aggregate of 6.5 million shares of TIMET common stock, and the quoted per share market price of TIMET’s common stock was $14.98 and $11.31, respectively. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock. The TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.

With respect to our investment in TIMET, our cost basis has exceeded its market value since May 2012 but we consider such decline in market price to be temporary at June 30, 2012. We considered all available evidence in reaching this conclusion, including our ability and intent to hold this investment for a reasonable period of time sufficient for the recovery of fair value, as evidenced by the amount of liquidity we currently have with cash on hand. We will continue to monitor the quoted market price for this investment. In this regard, as of August 3, 2012, the aggregate quoted market price for our shares of TIMET common stock was $6.9 million less than our aggregate cost basis. If we conclude in the future that a decline in value of one or more of these securities was other than temporary, we would recognize impairment through an income statement charge at that time. Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

At December 31, 2011, we held investments in various mutual funds which had a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds were liquidated for cash proceeds in the first quarter of 2012.

Note 4 – Accounts and other receivables, net:

	December 31, 2011	June 30, 2012
	(In millions)
Trade accounts receivable:
Kronos	$247.2	$391.7
CompX	14.6	17.8
Other	2.0	1.5
VAT and other receivables	22.2	25.0
Refundable income taxes	2.1	2.8
Receivable from affiliates – LPC	29.6	20.0
Allowance for doubtful accounts	(1.7)	(1.6)

Total	$316.0	$457.2

Note 5 – Inventories, net:

	December 31, 2011	June 30, 2012
	(In millions)
Raw materials:
Chemicals	$89.6	$208.9
Component products	6.7	6.8

Total raw materials	96.3	215.7

Work in process:
Chemicals	17.3	16.1
Component products	7.4	7.4

Total in-process products	24.7	23.5

Finished products:
Chemicals	281.5	358.0
Component products	5.4	4.9

Total finished products	286.9	362.9

Supplies (primarily chemicals)	56.6	59.1

Total	$464.5	$661.2

Note 6 – Other noncurrent assets:

	December 31, 2011	June 30, 2012
	(In millions)
Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$89.2	$108.6
Other	16.5	16.5

Total	$105.7	$125.1

Other assets:
Waste disposal site operating permits, net	$66.6	$70.3
Restricted cash	7.6	10.6
Assets held for sale	7.3	7.3
IBNR receivables	6.5	6.8
Capital lease deposit	6.2	6.2
Deferred financing costs	2.0	5.9
Other intangible assets	2.1	1.7
Other	67.9	44.2

Total	$166.2	$153.0

Note 7 – Accounts payable and accrued liabilities:

	December 31, 2011	June 30, 2012
	(In millions)
Accounts payable	$196.3	$242.7
Payable to affiliates:
Contran – income taxes	.1	7.9
Contran – trade items	21.1	23.4
LPC	—	21.4
Other	.2	.4
Employee benefits	45.4	35.2
Accrued sales discounts and rebates	11.8	12.2
Environmental remediation and related costs	8.6	10.5
Interest	5.0	1.5
Deferred income	3.5	1.7
Other	71.7	57.6

Total	$363.7	$414.5

Note 8 – Other noncurrent liabilities:

	December 31, 2011	June 30, 2012
	(In millions)
Reserve for uncertain tax positions	$26.9	$28.2
Insurance claims and expenses	9.7	9.9
Employee benefits	10.3	9.6
Deferred income	1.1	1.0
Other	7.4	8.1

Total	$55.4	$56.8

Note 9 – Long-term debt:

	December 31, 2011	June 30, 2012
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Subsidiary debt:
Kronos:
Term Loan	—	394.0
6.5% Senior Secured Notes	360.6	—
Revolving European credit facility	—	99.5
CompX:
Promissory note payable to TIMET	22.2	21.0
Bank credit facility	2.0	2.0
WCS:
Financing capital lease	71.1	70.5
6% promissory notes	11.7	11.8
NL promissory note	9.0	5.1
Other	9.8	9.9

Total subsidiary debt	486.4	613.8

Total debt	736.4	863.8
Less current maturities	19.0	34.9

Total long-term debt	$717.4	$828.9

Kronos – Term Loan – On June 13, 2012, Kronos entered into a $400 million term loan. Kronos used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes (€279.2 million principal amount outstanding), as discussed below. The term loan was issued at 98.5% of the principal amount, or an aggregate of $394 million. The term loan provides for an additional $100 million of term loan borrowings in the future under certain conditions. The remaining net proceeds of the term loan, plus any additional term loan which might be borrowed in the future, are available for general corporate purposes. The term loan permits Kronos the continued payment of regular quarterly dividends as well as the payment of special dividends, if any. The term loan:

•

bears interest, at Kronos’ option, at LIBOR (with LIBOR no less than 1.0%) plus 4.75% or the base rate, as defined in the agreement, plus 3.75%. The average interest rate on these borrowings at June 30, 2012, and the period from issuance to June 30, 2012, was 5.75% and 6.25%, respectively;

•

requires quarterly principal repayments of $5.0 million commencing in September 2012, other mandatory principal repayments of formula-determined amounts under specified conditions with all remaining principal balance due in June 2018. Voluntary principal prepayments are permitted at any time (without penalty);

•

is collateralized by, among other things, a first priority lien on (i) 100% of the common stock of certain of Kronos’ U.S. wholly-owned subsidiaries, (ii) 65% of the common stock or other ownership interest of Kronos’ Canadian subsidiary (Kronos Canada, Inc.) and certain first-tier European subsidiaries (Kronos Titan GmbH and Kronos Denmark ApS) and (iii) a $362.1 million unsecured promissory note issued by Kronos’ wholly-owned subsidiary, Kronos International, Inc. (KII) to Kronos;

•	is also collateralized by a second priority lien on all of the U.S. assets which collateralize Kronos’ new North American revolving facility, as discussed below;

•

contains a number of covenants and restrictions which, among other things, restricts Kronos’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and requires the maintenance of a specified financial covenant (leverage to EBITDA, as defined) to be less than or equal to 3.5 to 1.0; and

•	contains customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50 million.

The carrying amount of the term loan includes unamortized original issue discount of $6.0 million at June 30, 2012.

Senior Secured Notes – In March 2011, Kronos redeemed €80 million of its €400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, Kronos repurchased in open market transactions an aggregate of €40.8 million principal amount of the Senior Notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remained outstanding. We recognized a $3.3 million pre-tax interest charge related to the prepayment of the Senior Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Immediately upon the June 2012 issuance of the term loan as discussed above, Kronos sent a request to the trustee under the indenture for the Senior Notes, asking that all remaining Senior Notes be called for redemption on July 20, 2012. Kronos also directed that a portion of the proceeds from the new term loan be irrevocably sent to the trustee, in an amount sufficient to pay the principal, call premium at 1.01083% of the principal amount and all accrued and unpaid interest due through the July 20, 2012 redemption date. Upon the trustee’s confirmation of receipt of such funds on June 14, 2012, the trustee discharged Kronos’ obligations under the indenture and released the liens on all collateral thereunder. Because Kronos was released as being the primary obligor under the indenture as of June 14, 2012, the Senior Notes were derecognized as of that date along with the funds irrevocably sent to the trustee to effect the July 20, 2012 redemption. We recognized an aggregate $7.2 million pre-tax charge related to the early extinguishment of debt in the second quarter of 2012, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Revolving North American credit facility – Also in June 2012, Kronos entered into a $125 million revolving bank credit facility which matures June 2017. Borrowings under the revolving credit facility are available for general corporate purposes. Available borrowings on this facility are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, of certain of Kronos’ North American subsidiaries less any outstanding letters of credit up to $15 million issued under the facility (with revolving borrowings by Kronos’ Canadian subsidiary limited to $25 million). Any amounts outstanding under the revolving credit facility bear interest, at Kronos’ option, at LIBOR plus a margin ranging from 1.5% to 2.0% or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 1.0%. The credit facility is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions which, among other things, restricts the borrowers’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and under certain conditions requires the maintenance of a specified financial covenant (fixed charge coverage ratio, as defined) to be at least 1.0 to 1.0. At June 30, 2012, there were no outstanding borrowings under this revolving credit facility and approximately $125 million was available for borrowing.

Revolving European credit facility - During the first six months of 2012, Kronos borrowed €80 million ($107.4 million when borrowed) under its European credit facility. The average interest rate on these borrowings as of and for the six months ended June 30, 2012 was 1.88% and 1.94%, respectively.

Canada - At June 30, 2012, an aggregate of Cdn. $7.3 million letters of credit were outstanding under Kronos’ Canadian subsidiary’s loan agreement with the Bank of Montreal which provides solely for the issuance of up to Cdn. $10.0 million in letters of credit.

CompX - CompX repaid an aggregate of $1.25 million on the promissory note payable to TIMET during the first six months of 2012, including a principal prepayment of $1.0 million. The average interest rate on the promissory note payable to TIMET as of and for the six-month period ended June 30, 2012 was 1.5%. The average interest rate on the revolving bank credit facility as of June 30, 2012 was 3.8% and at June 30, 2012 the rate was 3.4%.

NL - Following the May 2012 third and final closing associated with certain real property NL formerly owned in New Jersey, NL prepaid an aggregate $3.9 million under the promissory note issued in conjunction with a litigation settlement. The interest rate on the outstanding balance of this indebtedness was 3.25% as of and for the six-month period ended June 30, 2012. See Note 11.

Restrictions and Other - Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2012. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 10 – Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)
Service cost	$2.8	$2.6	$5.5	$5.2
Interest cost	7.0	6.5	13.6	12.9
Expected return on plan assets	(5.8)	(5.5)	(11.4)	(11.0)
Amortization of unrecognized:
Prior service cost	.4	.4	.8	.8
Net transition obligations	.1	.1	.2	.2
Recognized actuarial losses	1.9	2.3	3.7	4.6

Total	$6.4	$6.4	$12.4	$12.7

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)
Service cost	$—	$—	$.1	$.1
Interest cost	.3	.3	.5	.5
Amortization of prior service credit	(.5)	(.4)	(1.1)	(.9)
Recognized actuarial losses	(.1)	—	—	—

Total	$(.3)	$(.1)	$(.5)	$(.3)

Contributions – We expect to contribute the equivalent of $29.1 million and $1.7 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2012.

Note 11 – Other income, net:

	Six months ended June 30,
	2011	2012
	(In millions)
Securities earnings:
Dividends and interest	$14.7	$14.1
Securities transactions, net	.1	.1

Total	14.8	14.2
Equity in earnings of investee	(.2)	—
Currency transactions, net	2.4	.4
Insurance recoveries	.5	1.4
Litigation settlement gain	—	14.7
Patent litigation settlement gain	7.5	—
Other, net	.6	1.2

Total	$25.6	$31.9

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

In May 2012, NL reached an agreement with the New Jersey governmental authority and the real estate developer pursuant to which NL received an aggregate of $15.6 million cash for the third and final closing contemplated by the October 2008 settlement agreement associated with certain real property NL formerly owned in New Jersey, as more fully described in Note 17 in our 2011 Annual Report. Upon NL’s receipt of these cash proceeds, our equitable lien on a portion of such property was released. For financial reporting purposes, we have accounted for the consideration received in each of the first, second and third closings contemplated by the October 2008 settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds of our former real property in New Jersey). Under this method, we recognized a pre-tax gain of approximately $14.7 million in the second quarter of 2012, based on the excess of the $15.6 million cash proceeds received over our carrying value of the property from which our equitable lien was released. Similarly, the cash received in the third closing is reflected as an investing activity in our Condensed Consolidated Statement of Cash Flows.

Note 12 – Income taxes:

	Six months ended June 30,
	2011	2012
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$69.5	$96.3
Incremental tax on earnings of non- U.S. companies	7.4	6.5
Non-U.S. tax rates	(8.3)	(12.1)
U.S. state income taxes and other, net	3.7	3.5

Income tax expense	$72.3	$94.2

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.

In 2011 and 2012, our Chemicals Segment received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.3 million (see Note 9). If the full amount of the proposed adjustment were ultimately to be assessed against us, the cash tax liability would be approximately $15.2 million.

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

Note 13 – Noncontrolling interest in subsidiaries:

	December 31, 2011	June 30, 2012
	(In millions)
Noncontrolling interest in net assets:
Kronos	$240.2	$265.4
NL	84.6	76.6
CompX	11.0	11.1

Total	$335.8	$353.1

	Six months ended June 30,
	2011	2012
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos	$29.2	$39.3
NL	5.8	8.0
CompX	.7	.5

Total	$35.7	$47.8

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Six months ended June 30,
	2011	2012
	(In millions)
Net income attributable to Valhi stockholders	$90.4	$133.3
Transfers from noncontrolling interest - Issuance of subsidiaries common stock	.4	.2

Net income attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$90.8	$133.5

Note 14 – Commitments and contingencies:

Lead pigment litigation – NL

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association (which discontinued business operations in 2002), have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

NL has never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases;

•	no final, non-appealable adverse verdicts have ever been entered against NL; and

•

NL has never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a more than twenty-year period for which NL was previously a party and for which NL has been dismissed without any finding of liability.

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made, and there is no substantive information available upon which an estimate could be based.

New cases may continue to be filed against us. We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or NL otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2011 and June 30, 2012, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2012 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the year	$43.2
Additions charged to expense, net	14.0
Payments, net	(2.0)

Balance at the end of period	$55.2

Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$10.5
Noncurrent liabilities	44.7

Total	$55.2

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2012, NL had accrued approximately $54 million related to approximately 50 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $83 million, including the amount currently accrued.

NL believes that it is not possible to estimate the range of costs for certain sites. At June 30, 2012, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $1.5 million at June 30, 2012 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2011 Annual Report.

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

WCS – Previously, the Lone Star Chapter of the Sierra Club has filed various lawsuits in Texas District Court against the Texas Commission on Environmental Quality (“TCEQ”). These lawsuits challenge WCS’ by-product and low-level radioactive waste disposal licenses. Subsequently, the District Court upheld the TCEQ’s determination that the Sierra Club lacked standing to pursue a challenge to the by-product disposal license, the Sierra Club appealed, and WCS’ by-product disposal license remains in effect pending resolution of the appeal. In May 2012, the same District Court subsequently held that, contrary to the TCEQ’s determination, the Sierra Club had standing to pursue a challenge to the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate. Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order in respect to the low-level radioactive waste disposal license, and the District Court’s order is suspended, and WCS’ low-level radioactive waste disposal license remains in effect, pending resolution of this appeal. On the same day that WCS filed its appeal with regards to the District Court’s order in respect of its low-level radioactive waste disposal license, the Sierra Club filed another lawsuit in the same Texas District Court, making a challenge to WCS’ low-level radioactive waste disposal license substantially identical to its prior challenge that was the subject of the District Court’s May 2012 ruling. Both the TCEQ and WCS have filed a motion to dismiss this latest lawsuit filed by the Sierra Club for lack of jurisdiction, and such motion remains pending before the District Court. WCS believes all of these actions by the Sierra Club are without merit and that the Sierra Club has no proper standing to challenge any of its licenses and permits. WCS intends to continue to defend against any and all such actions vigorously, and to continue to operate its West Texas facilities in accordance with the terms of its licenses and permits.

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

Note 15 – Financial instruments and fair value measurements:

The following table summarizes the valuation of our marketable securities, financial instruments and other items recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2011:
Marketable securities:
Current	$22.5	$20.9	$1.6	$—
Noncurrent	354.1	100.3	3.8	250.0
Currency forward contracts	(.8)	(.8)	—	—
Contingent consideration	.7	—	—	.7
June 30, 2012:
Marketable securities:
Current	$.8	$—	$.8	$—
Noncurrent	329.9	73.7	6.2	250.0
Currency forward contracts	—	—	—	—
Contingent consideration	.7	—	—	.7

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

At June 30, 2012, our Chemicals Segment had currency forward contracts to exchange:

•

an aggregate of $24.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.0 to Cdn. $1.03 per U.S. dollar. These contracts with Wells Fargo Bank, N.A., mature from July 2012 through December 2012 at a rate of $4.0 million per month, subject to early redemption provisions at our option; and

•

an aggregate $30.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.99 to kroner 6.05 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from August 2012 through May 2013.

The estimated fair value of our Chemical Segment’s currency forward contracts at June 30, 2012 was a $.1 million net liability, of which $.2 million is recognized as part of accounts and other receivables and $.3 million is recognized as part of accounts payable and accrued liabilities. There is also a corresponding $.1 million currency transaction loss recognized in our Condensed Consolidated Statement of Income. Our Chemicals Segment is not currently using hedge accounting for our outstanding currency forward contracts at June 30, 2012, and it did not use hedge accounting for any of such contracts we previously held in 2011.

At June 30, 2012, our Component Products Segment held a series of contracts to exchange an aggregate of U.S. $8.8 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.03 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at June 30, 2012. The estimated fair value of these contracts was an asset of approximately $.1 million at June 30, 2012. These contracts qualified for hedge accounting and mature through December 2012.

As discussed in our 2011 Annual Report, there is potential additional cash consideration related to the ergonomics healthcare product line acquired by our Component Products Segment in July 2011, in an amount ranging from nil to approximately $1.5 million, is payable in the first quarter of 2013. The payment is contingent upon the achievement of certain acquired product line sales targets during 2012. The estimated fair value of such accrued contingent consideration has been determined using a probability-weighted discounted cash flow methodology (Level 3 inputs), using a discount rate of approximately 4%. During the first six months of 2012, the amount of the accrued contingent consideration increased only for interest, which was not material.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2011		June 30,2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash Equivalents	$109.3	$109.3	$119.3	$119.3
Note receivable from Contran	11.2	11.2	11.2	11.2
Long–term debt (excluding capitalized leases):
Publicly-traded fixed rate debt – KII Senior Secured Notes	$360.6	$362.6	$—	$—
Kronos term loan	—	—	394.0	394.0
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
Kronos variable rate bank credit facility	—	—	99.5	99.5
WCS fixed rate debt	82.8	82.8	82.3	82.3
CompX variable rate bank credit facility	2.0	2.0	2.0	2.0
CompX variable rate promissory note	22.2	22.2	21.0	21.0
NL variable rate promissory note	9.0	9.0	5.1	5.1
Noncontrolling interest in:
Kronos common stock	$240.2	$409.4	$265.4	$358.4
NL common stock	84.6	107.3	76.6	103.2
CompX common stock	11.0	23.9	11.1	20.6
Valhi stockholders’ equity	$657.2	$6,835.3	$732.2	$4,235.5

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. The fair value of our KII Senior Secured 6.5% Notes was also based on quoted market prices at December 31, 2011; however, these quoted market prices represented Level 2 inputs because the markets in which the Notes trade were not active. At December 31, 2011 the estimated market price of the 6.5% Notes was approximately €1,004 per €1,000 principal amount. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair values of the variable interest rate note receivable and variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 7.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC and Waste Control Specialists LLC (“WCS”). Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE MKT: CIX) each file periodic reports with the U.S. Securities and Exchange Commission (“SEC”).

We have three consolidated operating segments:

•

Chemicals — Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), a base industrial product used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.

•

Component Products — We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. CompX manufactures engineered components that are sold to a variety of industries including office furniture, recreational transportation (including boats), mailboxes, toolboxes, home appliances, banking equipment, vending equipment and computer related equipment. CompX has production facilities in North America and Asia.

•

Waste Management — WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. In January 2009 WCS received a low-level radioactive waste (“LLRW”) disposal license, which was signed in September 2009. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. Construction of the Compact LLRW facility was substantially complete in November 2011, and the Federal LLRW disposal facility was substantially complete in February 2012. The Compact LLRW disposal facility was fully certified and operational in April 2012, and we expect with the Federal LLRW site will be fully certified and operational later in the third quarter of 2012.

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

•

Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products);

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

•	Our ability to successfully overturn any currently-pending or possible future challenge to WCS’ operating licenses and permits; and

•	Possible future litigation.

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

Operations Overview

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011—

Net income attributable to Valhi stockholders was $44.4 million, or $.13 per diluted share, in the second quarter of 2012 compared to $52.4 million, or $.15 per diluted share, in the first quarter of 2011. As more fully discussed below, our diluted income per share decreased from 2011 to 2012 primarily due to the net effects of:

•	decreased operating income from our Chemicals and Waste Management Segments in 2012 compared to 2011;

•	a loss on prepayment of debt in 2012;

•	a real-estate related litigation settlement gain in 2012; and

•	lower general expenses in 2012, primarily due to decreased environmental remediation and related expenses.

Our net income attributable to Valhi stockholders in 2012 includes income of $.02 per diluted share related to a litigation settlement gain and a loss on the prepayment of debt of $.01 per diluted share.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011 —

Net income attributable to Valhi stockholders was $133.3 million, or $.39 per diluted share, in the first six months of 2012 compared to $90.4 million, or $.26 per diluted share, in the first six months of 2011. As more fully discussed below, our diluted income per share increased from 2011 to 2012 primarily due to the net effects of:

•

increased operating income from our Chemicals Segment in 2012 compared to 2011 partially offset by lower operating income from our Component Products Segment (primarily due to the effect of the 2011 patent litigation settlement) and Waste Management Segment in 2012;

•	a real-estate related litigation settlement gain in 2012;

•	a higher loss on prepayment of debt in 2012 as compared to 2011; and

•	higher general expenses in the first half 2012, primarily due to increased environmental remediation and related expenses in the first quarter of 2012.

Our net income attributable to Valhi stockholders in 2012 includes income of $.02 per diluted share related to a litigation settlement gain and a loss on the prepayment of debt of $.01 per diluted share.

Our net income attributable to Valhi stockholders in 2011 includes income of $.01 per diluted share related to a patent litigation settlement.

Current Forecast for 2012 —

We currently expect to report lower net income attributable to Valhi stockholders in the second half of 2012 as compared to the same period in 2011 primarily due to the net effects of:

•	lower expected operating income from our Chemicals Segment;

•	higher expected operating income from our Component Products Segment; and

•

lower expected operating losses at WCS as we expect more revenue from the opening of our Compact LLRW disposal facility in April 2012 and the expected opening of the Federal LLRW disposal facility later in 2012.

Segment Operating Results — 2011 Compared to 2012 —

Chemicals —

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

	Three months ended June 30,			Six months ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(Dollars in millions)
Net sales	$537.6	$545.3	1%	$958.0	$1,106.6	16%
Cost of sales	341.2	382.6	12	615.8	683.0	11

Gross margin	$196.4	$162.7	(17)%	$342.2	$423.6	24%

Operating income	$145.9	$112.4	(23)%	$249.4	$323.7	30%

Percent of net sales:
Cost of sales	63%	70%		64%	62%
Gross margin	37	30		36	38
Operating income	27	21		26	29

TiO2 operating statistics:
Sales volumes*	146	123	(16)%	271	253	(7)%
Production volumes*	142	118	(17)	275	258	(6)%

Percent change in net sales:
TiO2 product pricing			24%			28%
TiO2 sales volumes			(16)			(7)%
TiO2 product mix			(2)			(1)
Changes in currency exchange rates			(5)			(4)%

Total			1%			16%

*	Thousands of metric tons

Current Industry Conditions — Throughout 2011 and continuing through the first quarter of 2012, our production facilities operated at full practical capacity rates. During the second quarter of 2012, we operated our facilities at approximately 86% of practical capacity, primarily in order to align production and inventory levels with decreased demand. We also increased TiO2 selling prices throughout 2011. As a result, our average selling prices in the second quarter 2012 were 24% higher as compared to the second quarter of 2011, and our average selling prices at the end of the second quarter of 2012 were comparable to selling prices at the end of 2011. Global customer demand for TiO2 products also remained strong throughout much of 2011. Although we did experience a softening of demand in the fourth quarter of 2011 as a result of customer destocking, customer demand in the first quarter of 2012 rebounded from the softness experienced in the fourth quarter of 2011. Aggregate global demand for TiO2 products softened again in the second quarter of 2012, in in line with global economic conditions, although markets in North Americanand certain export markets continue to show relative strength. We expect demand for TiO2 products will increase as economic conditions improve in the various regions of the world.

Net Sales — Our Chemicals Segment’s net sales in the second quarter of 2012 increased 1% compared to the second quarter of 2011 primarily due to the net effects of a 24% increase in average TiO2 selling prices (which increased net sales by approximately $129 million) and a 16% decrease in sales volume (which decreased net sales by approximately $86 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on the increases in our TiO2 selling prices we implemented throughout 2011 and the current conditions in the TiO2 industry, we currently expect our average selling prices for the remainder of 2012 to continue to be higher than the comparable periods in 2011.

Our sales volumes decreased 16% in the second quarter of 2012 as compared to the second quarter of 2011 due to lower customer demand, primarily in European and certain export markets. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $27 million, or 5%, as compared to the second quarter of 2011.

Our Chemicals Segment’s net sales in the six months ended June 30, 2012 increased 16% compared to the six months ended June 30, 2011 primarily due to the net effects of a 28% increase in average TiO2 selling prices (which increased net sales by approximately $268 million) and a 7% decrease in sales volumes (which decreased net sales by approximately $67 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes decreased 7% in the first six months of 2012 as compared to the first six months of 2011 due to decreased customer demand, primarily in European and certain export markets. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $36 million, or 4%, as compared to the first six months of 2011.

Cost of Sales — Our Chemicals Segment’s cost of sales increased 12% in the second quarter of 2012 compared to 2011 due to the net impact of higher raw material costs of approximately $90 million (primarily feedstock ore and petroleum coke), a 16% decrease in sales volumes, a 17% decrease in TiO2 production volumes, an increase in maintenance costs of $2.9 million and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 70% in the second quarter of 2012 compared to 63% in the second quarter of 2011, primarily due to the net effect of higher raw material costs, lower production volumes and higher average selling prices. We expect further increases in our manufacturing costs during the remainder of 2012, as discussed below.

Our Chemicals Segment’s cost of sales increased 11% in the six months ended June 30, 2012 compared to this same period in 2011 due to the net impact of higher raw material costs of approximately $117 million (primarily feedstock ore and petroleum coke), a 7% decrease in sales volumes, a 6% decrease in production volumes, an increase in maintenance costs of $3.8 million and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 62% in the first six months of 2012 compared to 64% in the same period in 2011 primarily due to the net effects of higher average selling prices, higher raw material costs and lower production volumes. Additionally, the first half of 2012 reflects the benefit of lower raw material costs (as compared to current costs) in the first quarter of 2012 as lower cost raw materials purchased at the end of 2011 were used in the production process.

Gross Margin and Operating Income — Our Chemicals Segment’s operating income decreased in the second quarter of 2012 and operating income as a percentage of net sales decreased to 21% in the second quarter of 2012 from 27% in the same period of 2011. This decrease was driven by the decline in gross margin, which decreased to 30% for the second quarter of 2012 compared to 37% for the second quarter of 2011. As discussed and quantified above, our gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), lower sales volumes and lower production volumes, and higher selling prices. Additionally, changes in currency exchange rates have negatively affected our gross margin and operating income. We estimate that changes in currency exchange rates decreased operating income by approximately $1 million in the second quarter of 2012 as compared to the same period in 2011.

Our Chemicals Segment’s operating income increased in the first six months of 2012 and operating income as a percentage of net sales increased to 29% in the first six months of 2012 from 26% in the same period of 2011. This increase was driven by the improvement in gross margin, which increased to 38% for the first six months of 2012 compared to 36% for the same period in 2011. As discussed and quantified above, our gross margin has increased primarily due to the net effects of higher selling prices, higher manufacturing costs (primarily raw materials), lower sales volumes and lower production volumes. Additionally, changes in currency exchange rates have negatively affected our gross margin and operating income. We estimate that changes in currency exchange rates decreased operating income by approximately $3 million in the first six months of 2012 as compared to the same period in 2011.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.4 million and $1.3 million in each of first six months of 2011 and 2012, respectively which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

Currency Exchange Rates — Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of sales generated from our foreign operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our foreign operations is denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our foreign operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income:

Impact of changes in currency exchange rates Three months ended June 30, 2012 vs. June 30, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(27)	$(27)
Operating income	1	1	—	(1)	(1)

Impact of changes in currency exchange rates Six months ended June 30, 2012 vs. June 30, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(36)	$(36)
Operating income	2	1	(1)	(2)	(3)

Outlook — During the first quarter of 2012 our Chemicals Segment operated its production facilities at full practical capacity levels, consistent with its operating rates throughout 2011. During the second quarter of 2012, we operated our facilities at approximately 86% of practical capacity, primarily to align our production and inventory levels with decreased demand. In order to continue to manage our production and inventory levels, we currently expect to operate our facilities at 90% to 95% of our attainable practical production capacity of 550,000 metric tons for all of 2012. In addition, we currently expect our sales volumes for all of 2012 to be lower as compared to 2011, and our 2012 sales volumes to exceed our 2012 production volumes.

We implemented significant increases in TiO2 selling prices throughout 2011 and raised prices in certain markets in the first half of 2012. Our average TiO2 selling prices were 24% higher in the second quarter of 2012 as compared to the second quarter of 2011, and our average selling prices at the end of the second quarter of 2012 were comparable to prices at the end of 2011. Based on the increases in our TiO2 selling prices we implemented throughout 2011 and the current conditions in the TiO2 industry, we currently expect our average selling prices for the remainder of 2012 to continue to be higher than the comparable periods in 2011. Our ability to implement additional selling price increases for the remainder of 2012 will depend principally upon product demand levels.

During the remainder of 2012, we expect to see a continuation of the significantly higher feedstock ore costs that we experienced in the second quarter, driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Overall, we currently expect our per metric ton cost of TiO2 we produce in 2012 will increase approximately 50% to 60% as compared to 2011, primarily due to higher feedstock ore costs. Our cost of sales per metric ton of TiO2 sold in calendar 2012 is consequently expected to be significantly higher as compared to calendar 2011. However, our cost of sales per metric ton of TiO2 sold in the first half of 2012 is lower as compared to our expected cost of sales per metric ton of TiO2 sold in the remainder of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 was produced with lower-cost feedstock ore.

Overall, we expect that our Chemicals Segment’s operating income in the second half of 2012 will likely be lower as compared to the same period in 2011, as the favorable effects of higher selling prices will be more than offset by the unfavorable effect of lower sales volumes and higher production costs.

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

Component Products —

Our Component Products Segment’s product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of goods sold and gross margin. In addition, small variations in period-to-period net sales, cost of goods sold and gross margin can result from changes in the relative mix of our products sold. The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended June 30,			Six months ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(Dollars in millions)
Net sales	$35.2	$37.6	7%	$70.0	$73.1	4%
Cost of sales	25.4	27.6	9	51.5	53.6	4

Gross margin	$9.8	$10.0	2%	$18.5	$19.5	5%

Operating income	$3.1	$3.9	25%	$11.9	$6.8	(43)%

Percent of net sales:
Cost of sales	72%	73%		74%	73%
Gross margin	28	27		26	27
Operating income	9	10		17	9

Net Sales — Our Component Products Segment’s net sales increased 7% in the second quarter of 2012 and increased 4% in the first six months of 2012 as compared to the same periods in 2011. Net sales increased in 2012 primarily due to new ergonomic healthcare product line sales of $1.1 million and $2.3 million during the quarter and the six-month period, respectively, from the ergonomics healthcare product line acquired in 2011, and also from growth in customer demand (or higher sales volumes) within the security products and marine components reporting units as a result of improving economic conditions in North America. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales — Our Component Products Segment’s cost of goods sold increased in the 2012 periods as compared to the same periods in 2011 in part due to the higher level of sales, as discussed above. Cost of goods sold comparisons were favorably impacted by lower depreciation expense in 2012, which was $.2 million lower for the quarter and $.6 million lower in the year-to-date period. Cost of goods sold comparisons were also favorably impacted by lower fixed manufacturing costs of our furniture components business unit in the first six months of 2012 of $.4 million (mostly in the first quarter) due to the facility consolidation completed in 2011. Cost of goods sold comparisons were negatively impacted by higher medical self-insurance costs of $.3 million and $.2 million in each of the second quarter and first six months of 2012, respectively, and by higher raw material costs in the six month period for our security products business unit of $.4 million (mostly in the first quarter of 2012).

Gross Margin and Operating Income — Gross margin was relatively flat in both periods of 2012 as compared to the same periods in 2011 primarily as a result of the items noted above. Operating income increased to $3.9 million for the second quarter of 2012 compared to $3.1 million for the second quarter of 2011 primarily due to facility consolidation costs incurred in 2011. Operating income decreased to $6.8 million for the first six months of 2012 compared to $11.9 million for the first six months of 2011 primarily due to the net effects of the $7.5 million litigation settlement gain recorded in the first quarter of 2011, facility consolidation costs of $1.8 million incurred in 2011, improved production efficiencies in 2012 as a result of the consolidation of furniture component facilities and increased sales in 2012 across all business units.

Currency Exchange Rates — Our Component Products Segment has substantial operations and assets which are all located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled. Our Component Products Segment’s net sales were negatively impacted while its operating income was positively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Impact of changes in currency exchange rates Three months ended June 30, 2012 vs. 2011
	Transaction gains/ (losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(.1)	$(.1)
Operating income	.1	.1	—	.3	.3

Impact of changes in currency exchange rates Six months ended June 30, 2012 vs. 2011
	Transaction gains/ (losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(.2)	$(.2)
Operating income	—	(.1)	(.1)	.4	.3

The negative impact on sales relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar. The positive impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converted into higher local currency amounts due to the strengthening of the U.S. dollar. This positively impacted our gross margin as it results in more local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Outlook — Consistent with the current state of the North American economy, overall demand from our Component Products Segment’s customers continues to be subject to instability. While we experienced an increase in demand across most of our markets during the first six months of 2012, demand from several of our significant office furniture industry customers was weak but was more than offset by $2.3 million in sales during the first six months from the ergonomic healthcare components business acquired in July 2011. Due to the current economic situation, it is uncertain (i) whether sales to our office furniture industry customers will improve during the remainder of 2012, (ii) what the ongoing impact on sales of the acquired ergonomics components business will be or (iii) the extent that sales will grow across our other customers during the remainder of 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the 2011 consolidation of our furniture components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel, which together represent approximately 18% of our total cost of goods sold. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity strategic purchases of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

During the first six months of 2012, the value of the U.S. dollar did not change significantly in comparison to the Canadian dollar or the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. However, the U.S. dollar could weaken during the remainder of 2012, which may have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 15 to our Condensed Consolidated Financial Statements for currency hedging contracts in place at June 30, 2012.

Waste Management -

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)
Net sales	$.3	$.9	$.8	$2.0
Cost of sales	5.8	8.1	11.9	15.7

Gross margin	$(5.5)	$(7.2)	$(11.1)	$(13.7)

Operating loss	$(9.2)	$(11.3)	$(18.2)	$(20.9)

General — We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and for a broad range of LLRW. We previously filed license applications for such disposal capabilities with the applicable Texas state agencies. In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, the TCEQ issued a near-surface LLRW disposal license to us. This license was signed in September 2009. Construction of the Compact and

Federal LLRW sites began in January 2011. Construction of the Compact LLRW site was substantially complete in November 2011, and the Federal LLRW site was substantially complete in February 2012. The Compact LLRW site was fully certified and operational in April 2012, and we expect the Federal LLRW site will be fully certified and operational in the third quarter of 2012.

Net Sales and Operating Loss — The Waste Management Segment’s sales increased in the second quarter and first six months of 2012 compared to 2011, as we accepted limited shipments for storage until it could be disposed of once the new facilities are fully operational later in 2012. Our Waste Management operating loss was higher in the second quarter and first six months of 2012 compared to 2011 in part because we have not achieved sufficient revenues to offset the higher cost structure associated with operating under our byproduct disposal license, preparing to operate under our new LLRW license, as well as our inability to undertake new projects without the completion of our new disposal facilities. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook — Having obtained the final regulatory license we need to commence full scale operations, and with the Compact LLRW disposal facility certified for operation in April 2012 and the Federal LLRW disposal facility expected to be operational in the third quarter of 2012, we are substantially ready to provide “one-stop shopping” for hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues following completion of the construction discussed above.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

General Corporate Items, Other Items, Interest Expense, Income Taxes and Noncontrolling Interest — 2012 Compared to 2011

Interest and Dividend Income — A significant portion of our interest and dividend income in both 2012 and 2011 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $12.7 million in each of the first six months of 2011 and 2012.

Insurance Recoveries — Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. NL has agreements with certain former insurance carriers pursuant to which the carriers reimburse NL for a portion of its future lead pigment litigation defense costs, and one such carrier reimburses NL for a portion of its future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement.

Litigation Settlement Gain — We recognized a $14.7 million gain in the second quarter of 2012 related to third and final closing of settlement agreement associated with certain real property NL formerly owned, see Note 11 to our Condensed Consolidated Financial Statements.

Corporate Expenses and Other Items, Net — Corporate expenses were 45% lower at $9.2 million in the second quarter of 2012 compared to $16.8 million in the same period in 2011, primarily due to lower environmental remediation and related expense recognized in the second quarter of in 2012. Corporate expenses were 26% higher at $29.5 million in the first six months of 2012 compared to the same period in 2011, primarily due to higher environmental remediation and related expense recognized in the first quarter of 2012. Included in corporate expense are:

•

litigation and related costs at NL of $2.1 million in the second quarter of 2012 compared to $1.2 million in second quarter of 2011, and $4.0 million in the first six months of 2012 compared to $3.0 million in the first six months of 2011, and

•

environmental remediation and related costs of $1.2 million in the second quarter of 2012 compared to $9.7 million in second quarter of 2011, and $14.0 million in the first six months of 2012 compared to $9.8 million in the first six months of 2011.

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

Overall we expect that our net general corporate expenses for all of calendar 2012 will be higher than 2011 due to higher expected litigation and related expenses and environmental remediation and related expenses. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2012, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense — In June 2012, our Chemicals Segment entered into a new $400 million term loan. Our Chemicals Segment used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes due April 2013 (€279.2 million principal amount outstanding). As a result, we recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of debt, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. On March 24, 2011, our Chemicals Segment redeemed €80 million of its 6.5% Senior Secured Notes, and borrowed under its European revolving credit facility. As a result, we recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. See Note 9 to our Condensed Consolidated Financial Statements.

Interest expense decreased to $14.4 million in the second quarter of 2012 from $15.9 million in the second quarter of 2011 and $27.9 million in the first six months of 2012 from $33.1 million in the same period of 2011 primarily due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes made in the third and fourth quarters of 2011. We expect interest expense for the remainder of 2012 to be comparable to the same periods in 2011 due to the net effect of higher average outstanding debt levels associated with borrowings under Kronos’ new term loan and European revolver, and lower average interest rates on outstanding borrowings, as Kronos’ term loan and European revolver bear interest at a lower average interest rate compared to the redeemed 6.5% Senior Notes and to continued lower average balances of outstanding borrowings at NL and CompX in 2012.

Provision for Income Taxes — Our tax rate varies as the contribution of income from our business units change. Our income tax provision was $34.6 million in the second quarter of 2012 compared to $41.6 million in the second quarter of 2011, the decrease in which was primarily due to lower operating income in the second quarter of 2012 as compared to 2011. Our income tax provision was $94.2 million in the first six months of 2012 compared to $72.3 million in the first six months of 2011, the increase in which was primarily due to improved operating income in the first six months of 2012 compared to the same period in 2011 as well as the litigation settlement gain recognized in 2012 on the final closing of a settlement agreement associated with certain real property NL formerly owned. In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the 2011 $7.5 million patent litigation settlement gain. See Note 12 to our Condensed Consolidated Financial Statements.

We have substantial net operating loss carryforwards in Germany (the equivalent of $799 million and $188 million for German corporate and trade tax purposes, respectively, at December 31, 2011). At June 30, 2012, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period ended December 31, 2011 and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2012 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income of Subsidiaries — Noncontrolling interest in net income was $17.2 million in the second quarter of 2012, compared to $20.5 million in the same period of 2011, the decrease is primarily due to the net effects of lower operating income at Kronos. Noncontrolling interest in net income was $47.8 million in the first six months of 2012 compared to $35.7 million in the same period of 2011, primarily due to improved operating income at Kronos.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities —

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities decreased from $61.1 million cash provided by operations in the first six months of 2011 to $76.4 million cash used in operations in the first six months of 2012. This $137.5 million net decline in the amount of cash from operations was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2012 of $66.5 million compared to 2011;

•	higher contributions to our TiO2 manufacturing joint venture in 2012 of $22.4 million, primarily to support the joint venture’s higher working capital needs associated with higher-cost feedstock ore;

•	higher net cash paid for taxes of $23.2 million in 2012 compared to 2011 due to our improved earnings and the timing of our tax payments; and

•

changes in receivables, inventories, payables and accrued liabilities in 2012 used $293.0 million of net cash in 2012, an increase in the amount of cash used of $152.7 million compared to 2011, primarily due to the relative increases in Kronos’ inventories and receivables, as discussed below.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

•

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2011 to June 30, 2012 primarily because sales in the fourth quarter of 2011 were more heavily weighted towards the beginning of the quarter while sales in the second quarter of 2012 were more heavily weighted towards the end of the quarter.

•

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2011 to June 30, 2012 mainly due to the net effects of the higher cost of our inventories resulting primarily from higher feedstock ore costs, and lower production volumes in the second quarter of 2012 in order to manage our inventory levels.

•

CompX’s average DSO increased slightly from December 31, 2011 to June 30, 2012. Generally, we expect CompX’s average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter.

•

CompX’s average DSI decreased from December 31, 2011 to June 30, 2012 due to an increase in sales volume in the first six months of 2012 without a significant change in inventory value due to CompX’s operational focus on continuously improving its inventory management.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2010	June 30, 2011	December 31, 2011	June 30, 2012
Kronos:
Days sales outstanding	55 days	60 days	55 days	69 days
Days sales in inventory	52 days	49 days	104 days	84 days

CompX:
Days sales outstanding	41 days	46 days	39 days	42 days
Days sales in inventory	70 days	74 days	71 days	63 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Six months ended June 30,
	2011	2012
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$59.4	$41.2
Kronos	80.1	(67.0)
NL exclusive of its subsidiaries	20.7	4.3
CompX	2.8	1.6
WCS	(16.5)	(14.9)
Tremont	(.4)	.2
Other	—	(.3)
Eliminations	(85.0)	(41.5)

Total	$61.1	$(76.4)

Investing Activities —

We spent $49.4 million in capital expenditures during the first six months of 2012 including:

•	$31.9 million in our Chemicals Segment;

•	$15.3 million in our Waste Management Segment; and

•	$ 2.2 million in our Component Products Segment.

Our Waste Management Segment also had $1.9 million in expenditures for capitalized permit costs.

We had the following market transactions during the six months of 2012:

•	sold $21.1 million of mutual funds; and

•	sold a net $1.3 million of other marketable securities.

NL received $15.6 million in the second quarter of 2012 related to third and final closing of settlement agreement associated with certain real property NL formerly owned, see Note 11 to our Condensed Consolidated Financial Statements.

Financing Activities —

During the six months ended June 30, 2012, we:

•	borrowed €80 million ($107.4 million when borrowed) on Kronos’ European credit facility;

•	borrowed an aggregate $394 million on Kronos’ new term loan entered into in June 2012 that was issued at 98.5% of the principal amount;

•	retired €279.2 million principal amount of Kronos’ 6.5% Senior Secured Notes ($352.3 million when retired);

•	prepaid $1.0 million on CompX’s promissory note payable to TIMET;

•	paid quarterly dividends to Valhi stockholders aggregating $.092 per share ($31.1 million).

Distributions to noncontrolling interest in subsidiaries in the first six months of 2012 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At June 30, 2012, our consolidated indebtedness was comprised of:

•	$400 million aggregate borrowings under Kronos’ new term loan ($394 million carrying value, net of unamortized original issue discount);

•	€80 million ($99.5 million) under Kronos’ European revolving credit facility which matures in October 2013;

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	Cdn.$2.0 million ($2.0 million) under CompX’s revolving credit facility which, as amended in January 2012, matures in January 2015;

•	CompX’s promissory note payable to TIMET ($21.0 million outstanding) which is due in 2014;

•	NL’s $5.1 million promissory note issued in connection with a litigation settlement due in 2012;

•	WCS’ $72.0 million financing capital lease ($70.5 million outstanding) with Andrews County, Texas which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;

•	WCS’ two 6.0% promissory notes ($11.8 million outstanding) due in 2012 through 2014; and

•	approximately $9.9 million of other indebtedness, primarily capital lease obligations.

Certain of our revolving credit facilities with unrelated, third party lenders require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2012. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Future Cash Requirements

Liquidity —

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2013) and our long-term obligations (defined as the five-year period ending June 30, 2017, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2012, we had credit available under existing facilities of approximately $253 million, which was comprised of:

•	$125 million under Kronos’ new North American revolving credit facility;

•	$28 million under CompX’s bank credit facility; and

•	$100(1) million under Valhi’s Contran credit facility.

(1)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities. In addition, Kronos’ new $400 million term loan provides for an additional $100 million of term loan borrowings in the future under certain conditions.

At June 30, 2012, we had an aggregate of $200.1 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $43.2 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Amount	Held outside U.S.
	(In millions)
Kronos	$149.0	$38.5
NL exclusive of its subsidiaries	23.9	—
Valhi exclusive of its subsidiaries	10.7	—
CompX	5.2	4.7
Tremont	8.2	—
WCS	3.1	—

Total restricted and unrestrictive cash, cash equivalents, and marketable securities	$200.1	$43.2

Capital Expenditures —

We currently expect our aggregate capital expenditures for 2012 will be approximately $102 million as follows:

•	$74 million by our Chemicals Segment, including approximately $26 million in the area of environmental protection and compliance;

•	$6 million by our Component Products Segment; and

•	$22 million by our Waste Management Segment.

The WCS amount includes approximately $3.6 million in capitalized operating permit costs. Capital spending for 2012 is expected to be funded through cash generated from operations and credit facilities. Our Waste Management Segment’s LLRW disposal license was issued in January 2009 and signed in September 2009. With the receipt of this license, WCS began construction of its Federal LLRW facility in 2011. The facility is expected to be operational in the third quarter of 2012. Approximately $11.6 million of WCS’ planned capital spending relates to the new Federal LLRW facility.

Planned capital expenditures in 2012 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. A significant portion of the increase in our Component Products Segment’s expected capital expenditures for 2012 relates to the implementation of new manufacturing and accounting systems.

Repurchases of Common Stock —

We, Kronos and CompX have programs to repurchase common stock from time to time as market conditions permit. These stock repurchase programs do not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, these programs maybe terminated prior to completion. Cash on hand will be used to acquire the shares and repurchased shares will be added to treasury shares and cancelled.

At June 30, 2012 Valhi had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our board of directors.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. To date Kronos has not made any repurchases under the plan and at June 30, 2012 all 2.0 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2012 approximately 678,000 shares were available for purchase under these authorizations.

Dividends —

In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures for all periods to give effect to the stock split. Kronos’ stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos’ current quarterly cash dividend is $.15 per share. Based on the 58.0 million shares we held of Kronos common stock at June 30, 2012, we would receive aggregate annual regular dividends from Kronos of $34.8 million in 2012. NL’s current quarterly cash dividend is $.125 per share. Based on the 40.4 million shares we held of NL common stock at June 30, 2012, we would receive aggregate annual dividends from NL of $20.2 million in 2012. We do not expect to receive any distributions from WCS during 2012. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

Our subsidiaries have various credit agreements with unrelated third-party lenders which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

In May 2012, we amended our certificate of incorporation to increase the authorized number of shares of our common stock to 500 million. Subsequently in May 2012, we implemented a 3-for-1 split of our common stock in the form of a stock dividend. Other than the disclosure of the increase in the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our Condensed Consolidated Financial Statements to give effect to the stock split, and we have adjusted our stockholder’s equity at December 31, 2011 to reflect the split by reclassifying $2.4 million from additional paid in capital to common stock representing $.01 per share value of each share of common stock issued as a result of the stock split.

Investment in our Subsidiaries and Affiliates and Other Acquisitions —

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. During the first half of 2012, WCS borrowed $31.5 million from our subsidiary. WCS will likely borrow additional amounts from us during the third quarter of 2012 under the terms of the revolving credit facility. At June 30, 2012, WCS can borrow an additional $28.5 million under this facility, which matures in March 2013.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. Our loan to NL bears interest at prime plus 2.75% (6.0% at June 30, 2012), payable quarterly, with all principal due on demand, but in any event no earlier than March 2013 and no later than December 31, 2013. The amount of our outstanding loans to NL at any time is at our discretion. As of December 31, 2011 we had loans outstanding to NL of $4.1 million which loans are eliminated in our Condensed Consolidated Financial Statements. During the second quarter of 2012 NL repaid the outstanding balance on its loan to us. NL will likely borrow additional amounts from us during 2012.

We have an unsecured revolving credit facility with Kronos which, as amended, provides for borrowings from Kronos of up to $225 million. The facility bears interest at prime plus 1.0% (4.25% at June 30, 2012), and is due on demand, but in any event no earlier than December 31, 2013. As of December 31, 2011 and June 30, 2012, we had loans outstanding from Kronos of $136.1 million and $154.9 million, respectively, which loans are eliminated in our Condensed Consolidated Financial Statements. At June 30, 2012 $70.1 million was available for borrowings under the facility. We will likely borrow additional amounts from Kronos during 2012.

Investment in The Amalgamated Sugar Company LLC —

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

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 17 to our 2011 Annual Report, or in Notes 12 and 14 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;

•	certain environmental remediation matters involving NL, Tremont and Valhi;

•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and

•	certain other litigation to which we are a party.

In addition to such legal proceedings various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first six months of 2012 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2011 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and refer you to Part I, Item 7A. — “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures —

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Internal Control Over Financial Reporting —

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

Changes in Internal Control Over Financial Reporting —

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below, please refer to Note 17 to our Consolidated Financial Statements included in our 2011 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657). Trial has been rescheduled to March 2013.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order.

In July 2012, we were served in EPEC Polymers, Inc., v. NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB). The Plaintiff, a landowner of property located across the Raritan River from our former Sayreville, New Jersey operation, claims that contaminants from NL’s former Sayreville operation came to be located on its land. The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act. We intend to deny liability and will defend vigorously against all of the claims.

In July 2012, NL entered into an administrative cash-out settlement with the USEPA to resolve its purported liability for the remediation of a portion of the former Jewett White Lead facility in Staten Island, New York. We are monitoring closely the scope of additional activities, if any, at the remainder of the site.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2011 Annual report. There have been no material changes to such risk factors during the first six months of 2012.

Item 6. Exhibits.

Item No.	Exhibit Index

10.1	Credit Agreement, dated June 13, 2012, by and among the registrant Kronos Worldwide, Inc. and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 13, 2012 and filed by Kronos Worldwide, Inc. on June 18, 2012.

10.2	Guaranty and Security Agreement, dated June 13, 2012, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 13, 2012 and filed by Kronos Worldwide, Inc. on June 18, 2012.

10.3	Intercreditor Agreement dated as of June 18, 2012, by and between Wells Fargo Capital Finance and Wells Fargo Bank, National Association, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. — incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A dated June 13, 2012 and filed by Kronos Worldwide, Inc. on June 19, 2012.

10.4	Satisfaction and Discharge of Indenture, Release, Assignment and Transfer, dated as of June 14, 2012, issued by The Bank of New York Mellon, formerly known as The Bank of New York, a New York banking corporation — incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 13, 2012 and filed by Kronos Worldwide, Inc. on June 18, 2012.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date August 9, 2012	/s/ Bobby D. O’Brien
Bobby D. O’Brien
(Vice President and Chief Financial Officer)

Date August 9, 2012	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)