Form 10-K
period 2012-12-31
VALHI INC /DE/
filed 2013-03-15
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

non-accelerated filer	☐	smaller reporting company	☐.

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒ .

The aggregate market value of the 12.4 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2012 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $154.5 million.

As of March 8, 2013, 339,115,449 shares of the Registrant’s common stock were outstanding.

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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. We are majority owned by Contran and one of its subsidiaries, which own approximately 93% of our outstanding common stock at December 31, 2012. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Key events in our history include:

•	1979—Contran acquires control of LLC;

•	1981—Contran acquires control of our other predecessor company;

•	1982—Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;

•	1984—Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;

•	1986—Contran acquires control of NL, which at the time owns 100% of Kronos and a 50% interest in Titanium Metals Corporation (“TIMET”);

•	1987—LLC and another Contran controlled company merge to form Valhi, our current corporate structure;

•	1988—NL spins-off an entity that includes its investment in TIMET;

•	1995—WCS begins start-up operations;

•	1996—TIMET completes an initial public offering;

•	2003—NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;

•	2004 through 2005—NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;

•	2007—We distribute all of our TIMET common stock to our shareholders through a stock dividend;

•	2008—WCS receives a license for the disposal of byproduct material and begins construction of the byproduct facility infrastructure;

•	2009—WCS receives a license for the disposal of Class A, B and C low-level radioactive waste and completes construction of the byproduct facility;

•	2010—Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%;

•	2011—WCS begins construction on its Compact and Federal low-level radioactive waste (“LLRW”) and mixed LLRW disposal facilities;

•	2012—WCS completes construction of its Compact and Federal LLRW disposal facilities and commences operations at the Compact facility;

•	2012—In December we sell all of our remaining interest in TIMET and TIMET is no longer our affiliate; and

•	2012—In December CompX completes the sale of its furniture components business.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of certain of our businesses (such as Kronos’ titanium dioxide pigment (“TiO2”) operations);

•	Customer inventory levels;

•	Unexpected or earlier-than-expected industry capacity expansion;

•	Changes in raw material and other operating costs (such as energy, ore and steel costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw materials (such as ore);

•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Price and product competition from low-cost manufacturing sources (such as China);

•	Competitive products and substitute products;

•	Potential consolidation of our competitors;

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;

•	Customer and competitor strategies;

•	The impact of pricing and production decisions;

•	Competitive technology positions;

•	The introduction of trade barriers;

•	The ability of our subsidiaries to pay us dividends;

•	The impact of current or future government regulations (including employee healthcare benefit related regulations);

•	Uncertainties associated with new product development and the development of new product features;

•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar) or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro;

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled, unplanned downtime, transportation interruptions and cyber attacks);

•	The timing and amounts of insurance recoveries;

•	Our ability to renew, amend, refinance or establish credit facilities;

•	Our ability to maintain sufficient liquidity;

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;

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

•	The ultimate resolution of pending litigation (such as NL’s lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);

•	Our ability to comply with covenants contained in our revolving bank credit facilities;

•	Our ability to complete and comply with the conditions of our licenses and permits;

•	Our ability to successfully defend against currently-pending or possible future challenge to WCS’ operating licenses and permits; and

•	Possible future litigation.

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

We have three consolidated operating segments at December 31, 2012:

Chemicals Kronos Worldwide, Inc.	Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of
everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and
cosmetics.

Component Products CompX International Inc.	We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), office and institutional furniture, cabinetry, tool storage, and healthcare.

Waste Management Waste Control Specialists LLC	WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. WCS received a low-level radioactive waste disposal license in September 2009. The Compact LLRW disposal facility was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012.

For additional information about our segments and equity investments see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 7 to our Consolidated Financial Statements.

CHEMICALS SEGMENT—KRONOS WORLDWIDE, INC.

Business Overview

Through our majority-controlled subsidiary, Kronos, we are leading global producer and marketer of value-added TiO2 pigments, a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provide technical services for our products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America. We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2.5% since 2000. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2. We believe that North America and Western Europe currently account for approximately 16% and 22% of global TiO2 consumption, respectively. Markets for TiO2 are increasing in South America, Eastern Europe, the Far East and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has increased primarily due to debottlenecking existing production facilities in the western world and construction of new plants in China. However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues. Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories. As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase throughout 2010 and 2011. As demand weakened in 2012 as a result of global economic weakness and uncertainty, TiO2 selling prices decreased. We expect that demand for TiO2 products will increase as economic conditions improve in the various regions of the world.

Products and End-use Markets

Including our predecessors, we have produced and marketed TiO2 in North America and Europe, our primary markets, for over 90 years. We believe that we are the largest producer of TiO2 in Europe with approximately one-half of our sales volumes attributable to markets in Europe. The table below shows our market share for our significant markets, Europe and North America, for the last three years.

	2010	2011	2012
Europe	19%	19%	19%
North America	18%	17%	19%

We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 10% share of worldwide TiO2 sales volume in 2012. Overall, we are the world’s third-largest producer of TiO2.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a powder or slurry form via rail, truck and/or ocean carrier. Sales of our core TiO2 pigments represented approximately 90% of our net sales in 2012. We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate sales volume by geographic region and end use for the year ended December 31, 2012:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End-use
Europe	47%	Coatings	54%
North America	35%	Plastics	34%
Asia Pacific	13%	Other	7%
Rest of World	5%	Paper	5%

Some of the principal applications for our products include the following.

TiO2 for Coatings—Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our net sales in 2012:

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

Manufacturing, Operations and Properties

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and in 2012, chloride process production facilities represented approximately 52% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

We produced 469,000 metric tons of TiO2 in 2012, down from the 550,000 metric tons we produced in 2011. Our production amounts include our share of the output produced by our TiO2 manufacturing joint venture discussed below in “TiO2 Manufacturing Joint Venture.” Our average production capacity utilization rates were at or near full capacity in 2010 and 2011 and at approximately 85% of capacity in 2012.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Our production capacity in 2012 was 550,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of our expected 2013 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	39%	26%

Nordenham, Germany	TiO2 production, sulfate process, co-products	—	39

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	—

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	22

Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	13

Lake Charles, LA, US (3)	TiO2 production, chloride process	19	—

Total		100%	100%

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

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years. Kronos has exercised the option to extend the lease and is currently negotiating the lease terms. We are currently negotiating the lease extension.
(3)

We operate the Lake Charles facility in a joint venture with Tioxide Americas Inc., a subsidiary of Huntsman Corporation and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which we are entitled. See Note 7 to our Consolidated Financial Statements and “TiO2 Manufacturing Joint Venture.”

We own the land underlying all of our principle production facilities unless otherwise indicated in the table above.

Our production capacity has increased by approximately 20% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that our annual attainable production capacity for 2013 is approximately 550,000 metric tons, although we currently expect that we will operate at less-than-full production capacity for the year.

We also operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. In addition, we operate a rutile slurry manufacturing plant in Lake Charles, Louisiana, which converts dry pigment manufactured for us at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

We have various corporate and administrative offices located in the U.S., Germany, Norway, Canada and Belgium and various sales offices located in the U.S., Canada, Belgium, France, the Netherlands and the United Kingdom.

TiO2 Manufacturing Joint Venture

Kronos Louisiana, Inc., one of our subsidiaries, and Tioxide Americas, Inc. (Tioxide), a subsidiary of Huntsman Corporation, each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P., or LPC. LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. We and Huntsman share production from the plant equally pursuant to separate offtake agreements, unless we and Huntsman agree otherwise (such as in 2012, when we purchased approximately 52% of the production from the plant).

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

The joint venture is not consolidated in our financial statements, because we do not control it. We account for our interest in the joint venture by the equity method. The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture. We are required to purchase one half of the TiO2 produced by the joint venture, unless we and Huntsman agree otherwise (such as in 2012, when we purchased approximately 52% of the production from the plant). All costs and capital expenditures are shared equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced. Our share of net costs is reported as cost of sales as the TiO2 is sold. See Notes 7 and 16 to our Consolidated Financial Statements.

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Tronox Mineral Sands (PTY) LTD under a new supply contract entered into in January 2013 that expires in December 2015. The 2013 Tronox Mineral Sands contract replaced the Exxaro TSA Sands contract which expired at the end of 2012. We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015. We purchase natural rutile ore primarily from Iluka Resources, Limited under new supply contracts entered into in January 2013 and Sierra Rutile Limited under contracts that expire in 2013. The 2013 Iluka contracts replaced the Iluka contract which expired at the end 2012. In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts, and contracts that we may enter into in the near term, to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2012. We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future. For our Canadian sulfate process plant, we also purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014. We expect the raw materials purchased under these contracts, and contracts that we may enter into in the near term, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly.

The following table summarizes our raw materials purchased or mined in 2012.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	399

Sulfate process plants:
Ilmenite ore mined and used internally	291
Purchased slag	27

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

We sell to a diverse customer base with just one customer, Behr Process Corporation, making up more than 10% of our sales in 2012. Our largest ten customers accounted for approximately 34% of sales in 2012.

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons. With certain exceptions, we have historically operated our production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize our per-unit production costs. As a result, we normally will build inventories during the first and fourth quarters of each year, in order to maximize our product availability during the higher demand periods normally experienced in the second and third quarters.

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2012, we had an estimated 10% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH. The top five TiO2 producers account for approximately 58% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2012:

Worldwide Production Capacity—2012
DuPont	20%
Cristal	12%
Kronos	9%
Huntsman	9%
Tronox	8%
Other	42%

DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor.

Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut down of TiO2 plants in France, the United States, the United Kingdom and China. In addition, in May 2011, Dupont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity in the next three years. Although overall industry demand is expected to be higher in 2013 as compared to 2012 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects. If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity. In addition, we believe the suppliers of titanium-containing feedstock do not currently have the ability to supply the raw materials that would be required to operate any such new TiO2 production capacity until they have invested in additional infrastructure required to expand their own production capacity, which we believe will take a few years to complete. We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and Development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications. Our expenditures for these activities were approximately $13 million in 2010, $20 million in 2011 and $19 million in 2012. We expect to spend approximately $20 million on research and development in 2013.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since 2007, we have added six new grades for plastics and coatings.

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

Patents—We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products. Our patent strategy is important to us and our continuing business activities. In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect for 20 years from the date of filing. Our U.S. patent portfolio includes patents having remaining terms ranging from one year to 19 years.

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

Employees

As of December 31, 2012, Kronos employed the following number of people:

Europe	2,085
Canada	420
United States (1)	50

Total	2,555

(1)	Excludes employees of the Louisiana joint venture.

Certain employees at each of our production facilities are organized by labor unions. In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. In Canada, our union employees are covered by a collective bargaining agreement that expires in June 2013. It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date. Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central data base. REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe. Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase our production costs. We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU. We spent $2.6 million in 2010 and $.4 million in each of 2011 and 2012 on REACH compliance and we do not anticipate that future compliance costs will be material to us.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $25.2 million in 2012 and are currently expected to be approximately $25 million in 2013.

COMPONENT PRODUCTS SEGMENT—COMPX INTERNATIONAL INC.

Business Overview

Through our majority-controlled subsidiary, CompX, we are a leading manufacturer of security products used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. We are also a leading manufacturer of stainless steel exhaust systems, gauges, and throttle controls primarily for recreational boats. Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers. In December 2012, CompX sold its furniture components reporting unit which included two manufacturing facilities.

Manufacturing, Operations, and Products

Security Products. Our security products reporting unit, with one manufacturing facility in South Carolina and one in Illinois shared with the marine components reporting unit, manufactures mechanical and electronic cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;

•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure)and TuBar®; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of security products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith distributors and smaller original equipment manufacturers (“OEMs”) via our STOCK LOCKS® distribution program.

Marine Components. Our marine components reporting unit, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes stainless steel exhaust systems, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats. Our specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;

•	high performance gauges such as GPS speedometers and tachometers;

•	mechanical and electronic controls and throttles;

•	steering wheels and other billet aluminum accessories; and

•	dash panels, LED lighting, wire harnesses and other accessories.

Our business segments operated three manufacturing facilities at December 31, 2012.

Security Products	Marine Components
Mauldin, SC	Neenah, WI
Grayslake, IL	Grayslake, IL

Raw Materials

Our primary raw materials are:

•	zinc and brass (used in security products for the manufacture of locking mechanisms); and

•	stainless steel (used primarily in marine components for the manufacture of exhaust headers and pipes and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2012.

We occasionally enter into short-term supply arrangements for our commodity related raw materials to mitigate the impact of future increases in raw material prices that are affected by commodity markets. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us stabilize our commodity related raw material costs to a certain extent. Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from 3 to 14 years at December 31, 2012. Our major trademarks and brand names include:

Security Products	Marine Components
CompX® Security Products™	Custom Marine®
National Cabinet Lock® Fort Lock® Fort® Timberline® Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock® Lockview® System 64®	Livorsi® Marine Livorsi II® Marine CMI™ Industrial Mufflers Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® CompX Marine® Vantage View® GEN-X®

Sales, Marketing and Distribution

A majority of our component sales are sold directly to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturer’s representatives. We select manufacturer’s representatives based on special skills in certain markets or relationships with current or potential customers.

In addition to sales to large OEM customers, a significant portion of our security products sales are made through distributors. We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel. We support our locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2012, our ten largest customers, all customers of our security products reporting unit, accounted for approximately 38% of CompX’s total sales. Harley Davidson accounted for approximately 12% of CompX’s total sales for the year ended December 31, 2012. Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

Competition

The markets in which we participate are highly competitive. We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer. Security products compete against a number of domestic and foreign manufacturers. Marine components compete with small domestic manufacturers and is minimally affected by foreign competitors.

Regulatory and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes (“Environmental Laws”). Our operations also are subject to federal, state and local laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Discontinued Operations

On December 28, 2012, CompX completed the sale of its furniture components reporting unit to a competitor of that segment for proceeds (net of expenses) of approximately $58.0 million in cash. We recognized a pre-tax gain of approximately $23.7 million on the disposal of these operations ($15.7 million, net of income taxes and noncontrolling interest). See Note 3 to the Consolidated Financial Statements.

Employees

As of December 31, 2012, CompX employed 466 people all in the United States. We believe our labor relations are good at all of our facilities.

WASTE MANAGEMENT SEGMENT—WASTE CONTROL SPECIALISTS LLC

Business Overview

Our Waste Management Segment was formed in 1995, and in early 1997 we completed construction of the initial phase of our waste management facility in West Texas. The original facility was initially designed for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. We received the first wastes for disposal in 1997. Subsequently, we expanded our authorizations to include the processing, treatment and storage of LLRW and mixed LLRW and the disposal of certain types of exempt LLRW. In May 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued a byproduct materials disposal license to us. In January 2009, TCEQ issued a near-surface LLRW disposal license to us. This license was signed in September 2009.

We currently operate our waste management facility on a limited basis as our Federal LLRW site has not taken waste for disposal. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012.

Facility, Operations and Services

Our Waste Management Segment operates one waste management facility located on a 1,338-acre site in West Texas. The facility is permitted for 6.5 million cubic yards of airspace landfill capacity for the disposal of Resource Conservation and Recovery Act (“RCRA”), Toxic Substance Control Act (“TSCA”), Byproduct and LLRW and mixed LLRW wastes. We also own approximately 13,500 acres of additional land surrounding the permitted site, a small portion of which is located in New Mexico, which is available for future expansion. We believe our facility has superior geological characteristics which make it an environmentally-desirable location for this type of waste disposal. The facility is located in a relatively remote and arid section of West Texas. The possibility of leakage into any underground water table is considered highly remote because the ground is composed of Triassic red bed clay and we do not believe there are any underground aquifers or other usable sources of water below the site based in part on extensive drilling by the oil and gas industry and our own test wells. Pursuant to the requirements of WCS’ LLRW disposal license, the State of Texas, acting by and through the TCEQ, owns the real property for WCS’ licensed “compact waste disposal facility” and leases it back to WCS; and WCS owns the real property for its licensed “federal waste disposal facility”. The remainder of WCS’ permitted site, and the Texas portion of the surrounding land described above, is subject to the sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our Consolidated Financial Statements.

The waste management facility operates under various licenses and permits, including in the following categories:

•

LLRW Disposal. The LLRW disposal license allows WCS to dispose of Class A, B and C LLRW in the Compact LLRW disposal facility and the Federal LLRW disposal facility. The Federal LLRW disposal facility is for LLRW that is the responsibility of the U.S. government under applicable law, and is also permitted for disposal of mixed LLRW. The Compact LLRW disposal facility is licensed to accept LLRW that was either generated in Texas or Vermont, or has been approved for importation to Texas by the Texas Low-Level Radioactive Waste Disposal Compact Commission. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. Both facilities were fully certified and operational in 2012. We accepted our first Compact waste disposal shipments in April 2012, but routine Compact disposal receipts did not occur until July 2012. In order to fully utilize the Federal LLRW disposal facility, we must enter into a prime contract with the Department of Energy (“DOE”). A prime contract is a contract for the disposal of LLRW directly with the DOE or with a company that has a contract directly with the DOE, as long as such an agreement is reviewed by DOE prior to award. We currently expect to enter into such prime contract with the DOE during 2013.

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

Our LLRW Treatment/Storage facility also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the EPA or other regulatory bodies. Our 20,000 square foot treatment facility provides for waste treatment/stabilization, warehouse storage and treatment facilities for hazardous, toxic and mixed LLRW, drum to bulk, and bulk to drum materials handling and repackaging capabilities. Treatment operations involve processing wastes through one or more chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and results in the transformation of waste into inert materials through one or more of these chemical processes. Certain treatment processes involve technology which we may acquire, license or subcontract from third parties. Once treated and stabilized, waste currently is either: (i) placed in our landfills, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for final disposition. Only waste that meets certain specified regulatory requirements can be disposed of in our landfills.

Sales

Our Waste Management Segment’s target customers are industrial companies, including nuclear utilities, chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate low-level radioactive, hazardous, mixed low-level radioactive and other wastes. We employ our own salespeople to market our services to potential customers.

Competition

The hazardous waste industry (other than LLRW and mixed LLRW) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of waste generators to reduce the volume of waste and/or manage waste onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While we believe our broad range of permits for the treatment and storage of LLRW and mixed LLRW streams provide us certain competitive advantages, a key element of our long-term strategy is to provide “one-stop shopping” for hazardous, LLRW and mixed LLRW.

Competition within the hazardous waste industry is diverse and based primarily on facility location/proximity to customers, pricing and customer service. We expect price competition to continue to be intense for RCRA- and TSCA-related wastes. With respect to our low-level radioactive activities, our principal competitors are EnergySolutions, Inc., US Ecology Inc., and Perma-Fix Environmental Services, Inc. These competitors are well established and have significantly greater resources than we do, which could be important factors to our potential customers. We believe we may have certain competitive advantages, including our environmentally-desirable location, broad level of local community support, a rail transportation network leading to our facility and our capability for future site expansion.

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

Regulatory and Environmental Matters

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

The Texas Low-Level Radioactive Waste Disposal Compact Commission (“Texas Compact Commission”) is responsible for managing the disposal capacity of the Compact LLRW disposal facility. They do this by approving or denying export petitions from Texas Compact generators that wish to ship their waste to a different disposal site or approving or denying import petitions from out-of-compact generators that wish to ship their waste to the Compact LLRW disposal facility. The Texas Compact Commission has approved rules for the export and import of LLRW and began approving import agreements in 2012.

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

Because of the high degree of public awareness of environmental issues, companies in the waste management business may be, in the normal course of their business, subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines or revoke, deny renewal of, or modify any applicable operating permits or licenses. In addition, private parties and special interest groups could bring actions against us alleging, among other things, a violation of operating permits or opposition or challenges to current or new license authorizations.

Employees

At December 31, 2012, WCS had 163 employees. We believe our labor relations are good.

OTHER

NL Industries, Inc.—At December 31, 2012, NL owned 87% of CompX and 30% of Kronos. NL also owns 100% of EWI RE, Inc., an insurance brokerage and risk management services company and also holds certain marketable securities and other investments. See Note 16 to our Consolidated Financial Statements for additional information.

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

The global market in which we operate our business is concentrated with the top five TiO2 producers accounting for 58% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels. After experiencing significant increases in our feedstock ore costs in 2012 as compared to 2011, we expect that our ore costs will be somewhat lower in 2013 as compared to 2012. In addition, we may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2016, most of which we may be able to renew. We may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration. Our current agreements (including those entered into in January 2013) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.8 billion in years subsequent to December 31, 2012. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $122 million at December 31, 2012. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

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

Historically, our Component Products Segment’s ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success. We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, there can be no assurance that any new product features we introduce will achieve the same degree of success that we have achieved with our existing products. Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials. As we attempt to introduce new product features in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

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

Our Waste Management Segment operates in a highly regulated industry, and third parties may from time to time seek to challenge our Waste Management Segment’s licenses and permits. We may not be successful in obtaining new business to effectively operate our LLRW disposal facilities.

Our Waste Management Segment is required to comply with various federal, state and local regulations, as well as comply with the terms of our operating permits and licenses as they may be modified or amended. Failure to comply with any such regulation or permit requirements, or failure to obtain renewals, could adversely impact our operations. In addition, we must be successful in obtaining new business from our commercial and governmental customers in order to effectively operate our Compact and Federal LLRW disposal facilities. Third parties may from time to time seek to challenge our current operating licenses and permits. There is no assurance that we will be successful in obtaining such new business. Failure to obtain a sufficient amount of new business to effectively operate our LLRW disposal facilities could adversely impact our earnings and decrease our liquidity.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We have a significant amount of debt, primarily related to Kronos’ Term Loan, our loans from Snake River Sugar Company and Contran Corporation and WCS financing capital lease. As of December 31, 2012, our total consolidated debt was approximately $910.1 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with our indebtedness, we are committed to pay approximately $767.4 million in 2013. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We operate production facilities in several countries, and we believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws. In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means, including emissions permits and/or energy taxes. In several of our production facilities, we consume large amounts of energy, primarily electricity and natural gas. To date, the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results. However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

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

Lead Pigment Litigation—NL

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (LIA), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

•

we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a twenty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In April 2000, NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims. Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006. After disapproval of contingency fee contracts by the trial court, and approval by the intermediate appellate court, in July 2010, the California Supreme Court ruled that public entities could pursue this public nuisance case assisted by private counsel on a contingent fee basis after revising the respective retention agreements to conform with the requirements set forth in the Supreme Court’s opinion. A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland. That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting attorney jurisdictions and seeks its abatement. In early 2012, the trial judge lifted the stay that had been in effect while the contingency fees were litigated; discovery is proceeding. Currently, trial has been set for June 2013.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign. In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening. In March 2012, the trial court judge decertified the class. In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order, and in August 2012 the appellate court granted plaintiffs permission to appeal.

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

In October 2012, NL was served with a second amended petition in Bullock, et al. v. Weed Property Management, LLC., et al (District of Oklahoma County, Oklahoma, Case No. CJ-2011-8912). Plaintiffs in this case are a minor who alleges injuries from lead paint exposure and his mother. The second amended petition alleges negligence and strict products liability and seeks compensatory and punitive damages from us, The Sherwin-Williams Company and the plaintiffs’ former landlords. In November 2012, defendants, including us, filed motions to dismiss the case.

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

New cases may continue to be filed against NL. We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

Certain properties and facilities used in NL’s former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, NL is currently involved as a defendant, potentially responsible party (PRP) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (CERCLA), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (EPA) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for these costs, in most cases NL is only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, NL is also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate for numerous reasons including the:

•	complexity and differing interpretations of governmental regulations;

•	number of PRPs and their ability or willingness to fund such allocation of costs;

•	financial capabilities of the PRPs and the allocation of costs among them,;

•	solvency of other PRPs;

•	multiplicity of possible solutions;

•	number of years of investigatory, remedial and monitoring activity required;

•

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims; and

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2011 and 2012, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At December 31, 2012, NL had accrued approximately $48 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $144 million, including the amount currently accrued. Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites. At December 31, 2012, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not we actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2006, NL and several other PRPs received a Unilateral Administrative Order (UAO) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri. The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936. Doe Run is also named in the Order. In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement. In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run. Doe Run is financing the remainder of the work. Construction was completed at the end of 2012. A Removal Action Report and Post-Removal Site Control Plan will be completed in the first half of 2013.

In June 2008, NL received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (NJDEP) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey. NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s. NJDEP referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.” In 2012, EPA notified NL of its potential liability at this site. We are monitoring closely the scope of the remedial activities that may be required at the site and the identification of other PRPs.

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

In June 2009, NL was served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL). The complaint seeks to recover against NL and roughly 170 other defendants under CERCLA for past and future response costs. The plaintiffs allege that NL’s former Albany operation allegedly sent three PCB-containing transformers to the Ward Transformer Superfund Site. In December 2012, NL received a notice of potential responsibility for past costs from EPA. NL has denied liability and will defend vigorously against all claims.

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County). NL is one of approximately 300 third-party defendants (with a potential expansion of the case to over 3,200 unnamed parties) that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the Newark Bay Complex). NL was named in the third-party complaint based upon its ownership of one former operating site and purported connection to a former Superfund site (at which we were a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex. In October 2010, the judge agreed to a phasing of the case to allow for trial on direct defendants’ liability and damages as the first and second phases of the case with third party claims to follow in a later phase. NL has denied liability and will defend vigorously against all of the claims.

In August 2009, NL was served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities. The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River. The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP. The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs. In the third quarter of 2012, NL filed a motion to stay the case.

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

In June 2011, NL was served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to Tar Creek Superfund Site in Ottawa County, Oklahoma, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri. NL has denied liability and will defend vigorously against all of the claims. In the second quarter of 2012, NL filed a motion to stay the case.

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

In July 2012, NL was served in EPEC Polymers, Inc., v. NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB). The Plaintiff, a landowner of property located across the Raritan River from our former Sayreville, New Jersey operation, claims that contaminates from NL’s former Sayreville operation came to be located on its land. The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act. NL intends to deny liability and will defend vigorously against all of the claims.

In July 2012, NL entered into an administrative settlement with the EPA to resolve its purported liability for the remediation of a portion of a site associated with the former Jewett White Lead facility in Staten Island, New York.

In July 2012, NL entered into an administrative settlement with EPA pursuant to which NL would perform remediation at its former Carter White Lead facility in Omaha, Nebraska. The work was completed in November 2012. The current property owners are responsible for long-term maintenance of the remedy.

See also Item 1 “Regulatory and Environmental Matters.”

Other— We have also accrued approximately $2.2 million at December 31, 2012 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

Other Litigation

In addition to the matters described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental claims.

We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Insurance Coverage Claims

NL is involved in certain legal proceedings with a number of its former insurance carriers regarding the nature and extent of the carriers’ obligations to NL under insurance policies with respect to certain lead pigment and asbestos lawsuits. The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors and we cannot assure you that such insurance coverage will be available.

NL has agreements with three former insurance carriers pursuant to which the carriers reimburse it for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of its future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While NL continue to seek additional insurance recoveries, we do not know if it will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. See Note 17 to our Consolidated Financial Statements.

NL has settled insurance coverage claims concerning environmental claims with certain of its principal former carriers. We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES

Common Stock and Dividends—Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of March 8, 2013, there were approximately 2300 holders of record of our common stock. The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated. On March 8, 2013 the closing price of our common stock was $16.65.

	High	Low	Cash dividends paid
Year ended December 31, 2011

First Quarter	$8.79	$6.57	$.033
Second Quarter	16.56	9.07	.042
Third Quarter	21.10	11.96	.042
Fourth Quarter	21.02	17.26	.042

Year ended December 31, 2012

First Quarter	$20.67	$17.30	$.042
Second Quarter	18.02	12.49	.050
Third Quarter	13.42	10.95	.050
Fourth Quarter	12.83	11.52	.050

First Quarter 2013 through March 8	$16.89	$12.70	$—

In May 2012, we amended our certificate of incorporation to increase the authorized number of shares of our common stock to 500 million. Subsequently in May 2012, we implemented a 3-for-1 split of our common stock in the form of a stock dividend. Other than the disclosure of the increase in the authorized number of shares of our common stock, we have adjusted all share and per-share amounts in our Annual Report to reflect this change.

We paid regular quarterly cash dividends of $.033 per share during the first quarter of 2011. During the second quarter of 2011 our board of directors voted to increase the regular quarterly dividend to $.042, which rate was paid in the second, third and fourth quarters of 2011 and the first quarter of 2012. During the second quarter of 2012, in conjunction with the stock split noted above, our board of directors again increased our regular quarterly dividend to $.05 per share which we paid in the second, third and fourth quarters of 2012. In February 2013, our board of directors declared a first quarter 2013 dividend of $.05 per share, to be paid on March 28, 2013 to stockholders of record as of March 11, 2013. However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph—Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2007 through December 31, 2012. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2007, and assumes the reinvestment of our regular quarterly dividends in shares of our common stock.

	December 31,
	2007	2008	2009	2010	2011	2012
Valhi common stock	$100	$69	$93	$151	$417	$263
S&P 500 Composite Stock Price Index	100	63	80	92	94	109
S&P 500 Industrial Conglomerates Index	100	49	53	63	64	76

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

Equity Compensation Plan Information—We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2012, an aggregate of 194,000 shares were available for future award under this plan. See Note 14 to our Consolidated Financial Statements.

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

The following selected financial data has been derived from our audited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2008	2009	2010	2011	2012
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$1,316.9	$1,142.0	$1,449.7	$1,943.3	$1,976.3
Component products	89.1	67.9	76.1	79.8	83.2
Waste management	2.9	14.0	7.7	2.0	27.8

Total net sales	$1,408.9	$1,223.9	$1,533.5	$2,025.1	$2,087.3

Operating income (loss):
Chemicals	$52.0	$(10.6)	$183.2	$553.0	$366.8
Component products	(3.8)	.7	5.9	6.4	5.4
Waste management	(21.5)	(27.0)	(30.8)	(38.0)	(26.8)

Total operating income (loss)	$26.7	$(36.9)	$158.3	$521.4	$345.4

Net income (loss)	$4.9	$(38.1)	$63.8	$295.0	$222.1

Amounts attributable to Valhi stockholders:
Income (loss) from continuing operations	$(3.7)	$(33.0)	$50.7	$214.5	$141.4
Income (loss) from discontinued operations	2.9	(1.2)	(.4)	3.0	18.4

Net income(loss)	$(.8)	$(34.2)	$50.3	$217.5	$159.8

DILUTED EARNINGS PER SHARE DATA:
Net income (loss) attributable to Valhi stockholders:
Income (loss) from continuing operations	$(.01)	$(.10)	$.14	$.63	$.41
Income (loss) from discontinued operations	.01	—	—	.01	.06

Net income	$—	$(.10)	$.14	$.64	$.47

Cash dividends	$.133	$.133	$.133	$.158	$.192
Weighted average common shares outstanding	343.2	343.0	343.0	342.1	342.0

STATEMENTS OF CASH FLOW DATA:
Cash provided by (used in):
Operating activities	$(24.0)	$76.0	$122.2	$292.4	$71.9
Investing activities	(60.0)	(44.5)	(93.1)	(220.9)	100.9
Financing activities	(12.9)	(4.7)	228.6	(299.8)	96.0

BALANCE SHEET DATA (at year end):
Total assets	$2,389.4	$2,410.3	$2,714.3	$2,838.0	$3,170.5
Long-term debt	911.0	988.4	922.9	717.4	880.5
Valhi stockholders’ equity	468.8	428.7	541.8	657.2	733.6
Total equity	542.1	498.4	818.2	993.0	1,091.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have three consolidated operating segments:

•

Chemicals—Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics.

•

Component Products—We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), office and institutional furniture, cabinetry, tool storage and healthcare.

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

Income From Continuing Operations Overview

Year Ended December 31, 2011 Compared to Year Ended December 31, 2012—

We reported income from continuing operations attributable to Valhi stockholders of $141.4 million or $.41 per diluted share in 2012 compared to $214.5 million or $.63 per diluted share in 2011.

Our diluted earnings per share from continuing operations attributable to Valhi stockholders decreased from 2011 to 2012 primarily due to the net effects of:

•	lower operating income from each of our Chemicals and Components Products Segments in 2012 compared to 2011, partially offset by a lower operating loss from our Waste Management Segment;

•	a gain from the sale of our TIMET common stock in 2012;

•	a real-estate related litigation settlement gain in 2012;

•	a gain on excess property sales in 2012;

•	a goodwill impairment in 2012;

•	a higher loss on prepayment of debt in 2012 as compared to 2011 as a result of calling the remaining balance of Kronos Senior Notes;

•	higher insurance recoveries in 2011; and

•	higher general expenses in 2012, primarily due to increased environmental remediation and related expenses.

Our income from continuing operations attributable to Valhi stockholders in 2012 includes:

•	a gain of $.04 per diluted share related to sale of our TIMET common stock;

•	income of $.02 per diluted share related to a litigation settlement gain;

•	income of $.01 per diluted share related a gain on the sale of excess property;

•	a loss of $.02 per diluted share related to a goodwill impairment; and

•	a loss on the prepayment of debt of $.01 per diluted share.

Our income from continuing operations attributable to Valhi stockholders in 2011 includes:

•	insurance recoveries of $.03 per diluted share; and

•	income of $.02 per diluted share related to a net decrease in our reserve for uncertain tax positions.

We discuss these amounts more fully below.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2011—

We reported income from continuing operations attributable to Valhi stockholders of $214.5 million or $.63 per diluted share in 2011 compared to $50.7 million or $.14 per diluted share in 2010.

Our diluted earnings per share from continuing operations attributable to Valhi stockholders increased from 2010 to 2011 primarily due to the net effects of:

•	increased operating income from our Chemicals Segment in 2011 compared to 2010 partially offset by an increased operating loss at our Waste Management segment in 2011 compared to 2010; and

•	a decrease in our ownership percentage of Kronos from 95% to 80% due to Kronos’ secondary stock offering completed in November 2010;

•	a non-cash deferred income tax benefit recognized in the first quarter of 2010;

•	a loss on the prepayment of debt in 2011 as a result of calling €80 million principal amount of our 6.5% Senior Secured Notes;

•	a litigation settlement and contract termination expense in 2010;

•	lower insurance recoveries in 2011;

•	a litigation settlement gain in the third quarter of 2010; and

•	higher general expenses in 2011, primarily due to increased environmental remediation and related costs.

Our income from continuing operations attributable to Valhi stockholders in 2011 includes:

•	insurance recoveries of $.03 per diluted share; and

•	income of $.02 per diluted share related to a net decrease in our reserve for uncertain tax positions.

Our income from continuing operations attributable to Valhi stockholders in 2010 includes:

•	a non-cash deferred income tax benefit of $.07 per diluted share recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues;

•	insurance recoveries of $.03 per diluted share;

•	a litigation settlement gain of $.01 per diluted share;

•	a charge of $.01 per diluted share related to a net increase in our reserve for uncertain tax positions; and

•	a charge of $.05 per diluted share related to a litigation settlement and contract termination.

We discuss these amounts more fully below.

Current Forecast for 2013—

We currently expect to report lower income from continuing operations attributable to Valhi stockholders for 2013 as compared to 2012 primarily due to the net effects of:

•	lower expected operating income from our Chemicals Segment in 2013;

•	improved operating results at WCS in 2013 as we expect more revenue from the Compact and Federal LLRW disposal facilities which were fully certified in 2012; and

•	the gain from the sale of TIMET common stock in 2012 and the real-estate related litigation settlement gain in 2012, offset in part by the goodwill impairment in 2012.

Critical accounting policies and estimates

We have based the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” upon our Consolidated Financial Statements. We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases the accounting treatment of a particular transaction does not require us to make estimates and judgments. However, in other cases we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on going basis, we evaluate our estimates, including those related to impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income and other tax assets and accruals for environmental remediation, litigation, income tax contingencies. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results might differ significantly from previously-estimated amounts under different assumptions or conditions.

“Our critical accounting policies” relate to amounts having a material impact on our financial position and results of operations, and that require our most subjective or complex judgments. See Note 1 to our Consolidated Financial Statements for a detailed discussion of our significant accounting policies.

•	Marketable securities—We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method. For these investments, we evaluate the fair value at each balance sheet date. We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (“ASC”) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our common stock, marketable debt securities and publicly traded investees. For other of our marketable debt securities, the fair value is generally determined using Level 2 inputs as defined in the ASC because although these securities are traded in many cases the market is not active and the year-end valuation is based on the last trade of the year which may be several days prior to December 31. We use Level 3 inputs to determine fair value of our investment in Amalgamated Sugar Company LLC. See Note 4 to our Consolidated Financial Statements. We record an impairment charge when we believe an investment has experienced an other than temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2012, the carrying value (which equals their fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each investment. Our investment in The Amalgamated Sugar Company LLC represents approximately 97% of the aggregate carrying value of all of our marketable securities at December 31, 2012. The $250 million carrying value is equal to its cost basis.

•	Goodwill—Our net goodwill totaled $379.7 million at December 31, 2012 resulting primarily from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

We perform a goodwill impairment test annually in the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A reporting unit can be a segment or an operating division based on the operations of the segment. For example, our Chemicals Segment produces a globally coordinated homogeneous product whereas our Component Products Segment operates as two distinct business units. For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment. Because we test for goodwill at a reporting unit level for our Component Products Segment, we use Level 3 inputs of a discounted cash flow technique since Level 1 or Level 2 inputs of market prices are not available at the reporting unit level. We also consider control premiums when assessing fair value of our segments. If the fair value is less than the book value, the asset is written down to the estimated fair value.

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

We performed our annual goodwill impairment test in the third quarter of 2012 for each of our reporting units and concluded there was no impairment of the goodwill for those reporting units. However, as a result of the December 2012 disposition of CompX’s furniture components reporting unit and the December 2012 sale of all common stock of TIMET owned by Contran Corporation and its affiliates (including us and our subsidiaries), a significant portion of EWI’s insurance brokerage business was lost (including TIMET). Consequently, we reevaluated goodwill associated with EWI due to the triggering event caused by significant impact these dispositions had on EWI’s business in December 2012, and concluded that all of our goodwill related to EWI was impaired. Accordingly, we recognized a $6.4 million goodwill impairment in December 2012, see Note 8 to our Consolidated Financial Statements.

•

Long-lived assets—We assess property, equipment and capitalized operating permit costs for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist. As a result of continued operating losses, certain long-lived assets of our Waste Management Segment were evaluated for impairment as of December 31, 2012. WCS has had limited operations as it sought regulatory approval for several licenses it needs for full scale operations. WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2010. In January 2010 WCS received a LLRW disposal permit. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal

LLRW site was fully certified and operational in September 2012. Our impairment analysis is based on estimated future undiscounted cash flows of WCS’ operations, and this analysis indicated no impairment was present at December 31, 2012 and that the carrying value of WCS is recoverable as the aggregate future undiscounted cash flow estimate exceeded the carrying value of WCS’ net assets by at least two times. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as the timing and amounts of revenue associated with our LLRW facilities, forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 75%), it is reasonably likely we would conclude an impairment was present. At December 31, 2012 the carrying value of WCS’ total assets was $265.0 million.

As a result of continued operating losses in CompX’s Marine Components reporting unit, we evaluated the recoverability of the Marine Components long-lived assets during the third quarter of 2012. We determined that the undiscounted cash flows exceed the current net asset value and therefore the Marine Components long-lived assets are not impaired. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 70% below our expectations for Custom Marine and 80% below our expectations for Livorsi Marine), it is reasonably likely we would conclude an impairment was present. At December 31, 2012 the net asset carrying values of Custom Marine and Livorsi Marine were $3.4 million and $2.8 million, respectively.

No other long-lived assets in our other reporting units were tested for impairment during 2012 because there were no circumstances indicating an impairment might exist.

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

•

Income taxes—We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $744 million for German corporate purposes and $100 million for German trade tax purposes at December 31, 2012). At December 31, 2012, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our tax position will not prevail with the applicable tax authorities. From time to time, tax authorities will examine certain of our income tax returns. Tax authorities may interpret tax regulations differently than we do. Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2012. See Note 12 to our Consolidated Financial Statements.

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

•	Litigation and environmental liabilities—We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. In accordance with applicable GAAP for accounting for contingencies, we record accruals for these liabilities when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2012 we have recorded total accrued environmental liabilities of $50.2 million.

Operating income (loss) for each of our three operating segments is impacted by certain of these significant judgments and estimates, as summarized below:

•	Chemicals—allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investments, goodwill and other long-lived assets, defined benefit pension plans; deferred income tax asset valuation allowance and loss accruals.

•	Component Products—impairment of goodwill and long-lived assets and loss accruals.

•	Waste Management—impairment of long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investees, defined benefit pension and OPEB plans, and loss accruals.

Segment Operating Results—2011 Compared to 2012 and 2010 Compared to 2011—

Chemicals—

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are influenced in part by their expectation for future changes in market TiO2 selling prices as well as their expectation for future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products with price and availability being the most significant competitive factors along with quality and customer service.

The factors having the most impact on our reported operating results are:

•	Our TiO2 sales and production volumes,

•	TiO2 selling prices,

•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar) and

•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices and our level of TiO2 sales and production volumes. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Years ended December 31,			% Change
	2010	2011	2012	2010-11	2011-12
	(Dollars in millions)
Net sales	$1,449.7	$1,943.3	$1,976.3	34%	2%
Cost of sales	1,106.7	1,197.5	1,418.2	8%	18%

Gross margin	$343.0	$745.8	$558.1	117%	(25)%

Operating income	$183.2	$553.0	$366.8	202%	(34)%

Percent of net sales:
Cost of sales	76%	62%	72%
Gross margin	24%	38%	28%
Operating income	13%	28%	18%

TiO2 operating statistics:
Sales volumes*	528	503	470	(5)%	(6)%
Production volumes*	524	550	469	5%	(15)%
Production rate as percent of capacity	99%	103%	85%

Percent change in TiO2 net sales:
TiO2 product pricing				40%	10%
TiO2 sales volumes				(5)	(6)
TiO2 product mix				(6)	2
Changes in currency exchange rates				5	(4)

Total				34%	2%

*	Thousands of metric tons

Current Industry Conditions and 2012 overview—The TiO2 industry has experienced decreased sales and production volumes as the majority of TiO2 producers and consumers have been undertaking inventory correction initiatives in response to continued global economic weakness and uncertainty. While we operated our production facilities at full practical capacity rates throughout 2011 and through the first quarter of 2012, we operated our facilities at reduced rates during the remainder of 2012 (approximately 85% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) in order to align production levels and inventories to current and anticipated near-term customer demand levels.

We increased our TiO2 average selling prices throughout 2011. While our average selling prices at the end of the second quarter of 2012 were comparable to the end of 2011, our average selling prices declined during the second half of 2012. Overall our average selling prices in 2012 were 10% higher as compared to 2011 and our average selling prices at the end of 2012 were 17% lower than at the end of 2011.

We experienced significantly higher costs for our raw materials such as feedstock ore and petroleum coke in 2012. Overall, the cost per metric ton of TiO2 we produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs and unabsorbed fixed production costs resulting from reduced production volumes. However, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 were produced with lower-cost feedstock ore purchased in 2011, our cost of sales per metric ton in the first quarter of 2012 was significantly lower as compared to the cost per metric ton for products we sold in the second, third and fourth quarters of the year.

Net Sales—Our Chemicals Segment’s net sales increased 2% or $33.0 million in 2012 compared to 2011, primarily due to the net effects of a 10% increase in average TiO2 selling prices (which increased net sales by approximately $194 million) and a 6% decrease in sales volumes (which decreased net sales by approximately $117 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 6% in 2012 as compared to 2011 due to decreased customer demand in European markets partially offset by higher sales in U.S. and export markets. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $82 million, or 4%, as compared to 2011.

Our Chemicals Segment’s net sales increased 34% in 2011 compared to 2010 primarily due to a 40% increase in selling prices along with the favorable impact of changes in currency exchange rates, offset partially an unfavorable sales mix and a decline in sales volumes. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.

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

Cost of Sales—Our Chemicals Segment’s cost of sales increased $220.8 million or 18% in 2012 compared to 2011 due to the net impact of higher raw material costs of approximately $292 million (primarily feedstock ore and petroleum coke), a 6% decrease in sales volumes, a 15% decrease in production volumes and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 72% in 2012 compared to 62% in 2011 primarily due to the net effects of higher raw material costs, the unfavorable effects of unabsorbed fixed production costs resulting from reduced production volumes and higher average selling prices. The reduction in our TiO2 production volumes during 2012, as discussed above, resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales. Additionally, 2012 reflects the benefit of lower raw material costs in the first quarter of 2012 (as compared to current costs) as lower cost raw materials purchased at the end of 2011 were used in the first quarter 2012 production process.

Our Chemicals Segment’s cost of sales percentage decreased significantly in 2011 compared to 2010, primarily due to the effects of higher selling prices and the benefit of higher production volumes in 2011. Our TiO2 production volumes in 2011 established a new record for us for an annual production period. During 2011 we experienced higher raw material costs of $75.1 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $15.0 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Overall, our per metric ton cost of TiO2 we produced increased approximately 10% as compared to 2010.

Gross Margin and Operating Income—Our Chemicals Segment’s operating income decreased significantly in 2012, primarily due to the significant decrease in our gross margin, which decreased to 28% in 2012 compared to 38% in 2011. As discussed and quantified above, our Chemicals Segment’s gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), higher selling prices, lower sales volumes and unabsorbed fixed costs related to lower production volumes. Additionally, changes in currency exchange rates have negatively affected our gross margin and operating income. We estimate that changes in currency exchange rates decreased operating income by approximately $10 million in 2012 compared to 2011.

Our Chemicals Segment’s operating income increased significantly in 2011, primarily due to the significant increase in our gross margin and increased sales volumes. Our gross margin increased primarily because of the effect of higher selling prices which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Changes in currency exchange rates had a minimal effect on operating income in 2011 as compared to 2010.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $2.6 million in 2010, $2.8 million in 2011 and $2.6 million in 2012, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income:

	Impact of changes in foreign currency – 2011 vs. 2012 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact
	2011	2012	Change	changes	2011 vs. 2012
Impact on:
Net sales	$—	$—	$—	$(82)	$(82)
Operating income	3	(1)	(4)	(6)	(10)

	Impact of changes in foreign currency – 2010 vs. 2011 (in millions)
	Transaction gains/(losses) recognized			Translation gain/loss- Impact of rate	Total currency Impact
	2010	2011	Change	changes	2010 vs. 2011
Impact on:
Net sales	$—	$—	$—	$70	$70
Operating income	8	3	(5)	5	—

Outlook—During the first quarter of 2012, we operated our Chemicals Segment’s production facilities at full practical capacity levels, consistent with operating rates throughout 2011. We operated our facilities at reduced rates during the second, third and fourth quarters of 2012 to align our production levels and inventories to current and anticipated near-term customer demand levels. If economic conditions improve in the various regions of the world during 2013, we expect demand for our TiO2 products would increase, and our sales volumes would be expected to be higher in 2013 as compared to 2012. During 2013, we will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We implemented significant increases throughout 2011 and raised prices in certain markets in the first half of 2012, and as a result our average selling prices were 10% higher in 2012 as compared to 2011. While our average selling prices at the end of the second quarter of 2012 were comparable to the end of 2011, our average selling prices declined during the second half of 2012. Our average selling prices at the end of 2012 were 10% lower than at the end of the third quarter of 2012 and were 17% lower than at the end of 2011.

As expected, we experienced significantly higher TiO2 feedstock costs in 2012 as compared to 2011 driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. We had experienced some moderation in the cost of TiO2 feedstock ore procured in 2013, but our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 is expected to be higher as compared to our expected cost of sales per metric ton of TiO2 sold in the remainder of 2013, as a substantial portion of the TiO2 products we expect to sell in the first quarter of 2013 will have been produced with the higher-cost feedstock ore procured in 2012. Although the cost of feedstock ore has moderated recently, such reductions have been inadequate to compensate for the decline in selling prices for our products. As a result, we expect to implement increases in our selling prices during 2013 in order to adequately compensate for our raw material production costs, as we are starting 2013 with selling prices 17% lower than as compared to the start of 2012.

Overall, we expect that operating income in 2013 will be significantly lower as compared to 2012, as the relatively negative effect associated with the impact on our first quarter 2012 income from operations resulting from the sale of TiO2 produced with the lower-cost feedstock ore purchased in 2011 would more than offset the favorable effect of the higher sales and production volumes that would result assuming demand levels improve, as well as the favorable impact of increases in our selling prices that we are able to achieve during 2013.

Our expectations for our future operating results are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

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

On December 28, 2012, we completed the sale of our Component Products Segment’s furniture components reporting unit to a competitor of that unit for proceeds (net of expenses) of approximately $58.0 million in cash. We recognized a pre-tax gain of $23.7 million on the disposal of these operations ($15.7 million, net of income taxes and noncontrolling interest, as shown in the table below). Our furniture components reporting unit primarily sold products with lower average margins and higher commodity raw material content than other units of our Component Products business. We believe disposing of our furniture components reporting unit will enable us to focus more effort on continuing to develop the remaining portion of our business that we believe has greater opportunity for higher returns and with less volatility in the cost of commodity raw materials. See Note 3 to the Consolidated Financial Statements. Unless otherwise noted the results of operations in management’s discussion and analysis is focused on continuing operations.

	Years ended December 31,			% Change
	2010	2011	2012	2010-11	2011-12
	(Dollars in millions)
Net sales	$76.1	$79.8	$83.2	5%	4%
Cost of sales	53.7	55.6	58.9	4%	6%

Gross margin	$22.4	$24.2	$24.3	7%	1%

Operating income	$5.9	$6.4	$5.4	9%	(15)%

Percent of net sales:
Cost of sales	71%	70%	71%
Gross margin	29%	30%	29%
Operating income	8%	8%	7%

Net Sales—Our Component Products Segment’s net sales increased approximately $3.4 million in 2012 primarily due to growth in customer demand within both of our reporting units resulting from somewhat improved economic conditions in North America. Additionally, marine components experienced a $.9 million increase in sales to the ski/wakeboard boat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Our Component Products Segment’s net sales increased approximately $3.7 million in 2011 as compared to 2010 primarily due to improved sales in security products. Security products experienced a significant increase in sales to customers in the leisure transportation industry as well as improved customer order rates across most markets as a result of some improvement in the economy and new specific customer projects. Net sales growth for marine components was not significant from 2010 to 2011.

Costs of Goods Sold and Gross Margin—Our Component Products Segment’s cost of sales and gross margin both increased from 2011 to 2012 primarily due to increased sales volumes. As a percentage of sales, cost of goods sold increased 1% resulting in a decrease in gross margin of 1% primarily due to the net effects of the increase in sales partially offset by higher self-insured medical costs.

Cost of sales increased from 2010 to 2011 primarily due to increased sales volumes. As a percentage of sales, gross margin increased in 2011 from the prior year. The gross margin percentage was positively impacted by the increased leverage of fixed costs from higher sales and lower self-insured medical costs.

Operating Income—Our Component Products Segment operating income improved in 2012 compared to 2011. Operating costs and expenses increased in 2012 as compared to 2011 as a result of increased administrative support costs relating to the higher sales and higher costs related to self-insured medical claims. As a percentage of net sales, operating costs and expenses were comparable at 21% in 2012, 2011 and 2010.

General—Our Component Products Segment’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 44% of our cost of sales in 2012, with commodity related raw materials accounting for approximately 10% of our cost of sales. Worldwide commodity raw material costs began increasing in the second half of 2010 and continued increasing throughout 2011, although during 2012 they were mostly stable. We occasionally enter into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize commodity related raw material purchase prices to a certain extent. We enter into such arrangements for zinc and brass. We expect commodity related raw material prices to increase in 2013 in conjunction with higher demand as a result of the expected growth in the world wide economy. These raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset cost increases for these raw materials with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by raw material cost pressures.

Outlook—Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced some increase in customer demand across most markets in 2012, it is uncertain the extent that sales will continue to grow during 2013. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 10% of our total cost of goods sold. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

Waste Management—

	Years ended December 31,
	2010	2011	2012
	(In millions)
Net sales	$7.7	$2.0	$27.8
Cost of sales	23.9	25.3	35.0

Gross margin	$(16.2)	$(23.3)	$(7.2)

Operating loss	$(30.8)	$(38.0)	$(26.8)

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

Net Sales and Operating Loss—The Waste Management sales increased in 2012 and its operating loss decreased as we were able to begin receiving LLRW waste for disposal with the certification of our two facilities during the second and late third quarters of 2012. The Waste Management Segment’s sales decreased in 2011 compared to 2010, primarily due to revenue associated with a customer-specific project that was primarily completed during 2010. In 2010 the Waste Management Segment’s operating loss also included contract termination expense of $1.1 million related to an agreement to terminate a disposal contract with a former customer. Our Waste Management operating loss increased in 2011 compared to 2010, in part because we had not achieved sufficient revenues to offset the higher cost structure associated with operating under our new byproduct disposal license as well as our inability to undertake new projects without the completion of our new disposal facilities. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook—Having obtained the final regulatory license we need to commence full scale operations, and with the Compact LLRW disposal facility certified for operation in April 2012 and the Federal LLRW disposal facility certified for operation in September 2012, we are now ready to provide “one-stop shopping” for hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could help to increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the

Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through further cost reductions and further increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. Until we are able to increase our Waste Management Segment’s sales volumes, we expect we will continue to generally report operating losses in our Waste Management Segment. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues sufficient to cover the high fixed costs of operating our disposal facilities.

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

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit), Noncontrolling Interest and Related Party Transactions

Securities Earnings—A significant portion of our interest and dividend income in 2010, 2011 and 2012 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $25.4 million in each of 2010, 2011 and 2012. Net securities transaction gains in 2012 relate principally to the sale of our shares of TIMET common stock in December 2012, see Note 4 to our Consolidated Financial Statements.

Insurance Recoveries—Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. We have agreements with three former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Substantially all of the insurance recoveries NL recognized 2011 relate to a new settlement we reached with one of our former insurance carriers in 2011 in which they agreed to reimburse NL for a portion of our past lead pigment litigation defense costs.

In addition to the insurance recoveries discussed above, our insurance recoveries in 2010 include an insurance recovery recognized in connection with the litigation settlement discussed in Note 17 to our Consolidated Financial Statements. NL had insurance coverage for a portion of the litigation settlement, and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

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

Other General Corporate Income Items—We recognized a $14.7 million gain in 2012 related to third and final closing of settlement agreement associated with certain real property NL formerly owned, see Note 15 to our Consolidated Financial Statements. We recognized a gain of $3.2 million in the fourth quarter of 2012 on the sale of certain excess real property owned by NL.

Our 2010 litigation settlement gains of $6.3 million, consist of $4.0 million related to an additional recovery of past environmental remediation and related costs and $2.3 million related to a reduction in our accrued environmental remediation and related legal costs resulting from another PRP’s agreement to indemnify us. See Note 15 to our Consolidated Financial Statements.

Corporate Expenses, Net and Other Corporate Expense Items—The $33.3 million in litigation settlement and contract termination expense is discussed in Note 17 of our Consolidated Financial Statements. We recognized a goodwill impairment of $6.4 million during the fourth quarter of 2012, see Note 8 to our Consolidated Financial Statements.

Corporate expenses were 11% higher at $45.3 million in 2012 compared to $40.7 million in 2011. Corporate expenses increased primarily due to higher environmental remediation and related costs in 2012. In addition, we had lower litigation and related costs at NL. Included in corporate expense are:

•	litigation and related costs at NL of $7.5 million compared to $7.9 million in 2011; and

•	environmental remediation and related costs of $15.0 million in 2012 compared to $11.3 million in 2011.

Corporate expenses were 36% higher at $40.7 million in 2011 compared to $29.9 million in 2010. Corporate expenses increased primarily due to higher environmental remediation and related costs in 2011. In addition, we had lower litigation and related costs at NL. Included in corporate expense are:

•	litigation and related costs at NL of $7.9 million in 2011 compared to $8.8 million in 2010 and

•	environmental remediation and related costs of $11.3 million in 2011 compared to $.4 million in 2010.

Overall, we currently expect that our net general corporate expenses in 2013 will be lower than in 2012, as higher expected litigation and related expenses would be more than offset by lower environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 17 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2013, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2013, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 17 to our Consolidated Financial Statements.

Loss on Prepayment of Debt and Interest Expense—In March 2011, our Chemicals Segment redeemed €80 million of its 6.5% Senior Secured Notes and borrowed under its European revolving credit facility in order to fund the redemption. In the third and fourth quarters of 2011, our Chemicals Segment repurchased in open market transactions an aggregate €40.8 million principal amount of its Senior Notes. As a result of these redemptions and open market purchases, we recognized a net $3.1 million pre-tax interest charge consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and repurchased Senior Notes.

We recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of our remaining Senior Secured Notes. See Note 9 to our Consolidated Financial Statements.

Interest expense decreased to $56.3 million in 2012 from $61.8 million in 2011 2012 primarily due to the effects of lower 2012 average debt levels of our Chemicals Segment’s Senior Secured Notes resulting from the March 2011 redemption and open market purchases in the third and fourth quarters of 2011. In addition, outstanding debt in 2012 carried lower average interest rates than in 2011. In addition outstanding debt balances were lower at NL and CompX.

Interest expense decreased to $61.8 million in 2011 from $68.4 million in 2010 primarily due to lower average debt balances at Kronos (as noted above) and CompX, which repaid $20 million on its note payable to TIMET including $15 million in the fourth quarter of 2011. The benefit of lower average debt balances was partially offset by increased borrowing at WCS, primarily its financing capital lease which closed in December 2010.

We expect interest expense will be higher in 2013 as compared to 2012 due to higher average balances of outstanding borrowings at Valhi parent in 2013 which will be somewhat offset by lower average interest rates at Kronos and lower debt balances at CompX.

Provision for Income Taxes—We recognized income tax expense of $14.5 million in 2010, $169.9 million in 2011 and $104.8 million in 2012. See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax provision in 2012 includes a net incremental tax benefit related to our Chemicals Segment’s operations of $3.1 million. We determined during the third quarter that due to global changes in the business we would not remit certain dividends from our non-U.S. jurisdictions. As a result, certain current year tax attributes were available for carryback to offset prior year tax expense and our provision for income taxes in the third quarter included an incremental tax benefit of $11.1 million. During the fourth quarter as a result of a change in circumstances related to our sale and the sale by certain of our affiliates of their shares of TIMET common stock, which sale provided an opportunity for us and other members of our consolidated U.S. federal income tax group to elect to claim foreign tax credits, we determined that we could tax-efficiently remit non-cash dividends from our non-U.S. jurisdictions before the end of the year that absent the TIMET sale would not have been considered. Our provision for income taxes in the fourth quarter of 2012 includes an incremental tax related to the non-cash dividend distributions of $8.0 million.

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

Our tax provision in 2010 includes a charge of $5.2 million related to an increase in the reserve for uncertain tax positions and a $35.2 million non-cash income tax benefit related to a European Court ruling in the first quarter of 2010 that resulted in a favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

In addition, as discussed in Note 1 to our Consolidated Financial Statements, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos. The amount of such deferred income taxes can vary from period to period and have a significant impact on our overall effective income tax rate. The aggregate amount of such deferred income taxes associated with our investment in Kronos included in our provision for income taxes was nil in 2011 and 2012 and a deferred income tax expense of $18.1 million in 2010. There is a maximum amount of deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we reached such maximum amount in the fourth quarter of 2010. As a result, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos in 2011 or 2012, and we similarly do not expect we will be required to recognize any additional deferred income taxes with respect to our direct investment in Kronos in 2013.

Noncontrolling Interest in Net Income of Subsidiaries—Noncontrolling interest in continuing operations of subsidiaries decreased from 2011 to 2012 primarily due to decreased operating income at Kronos in 2012. Noncontrolling interest in continuing operations of subsidiaries increased from 2010 to 2011 primarily due to increased operating income at Kronos in 2011, as well as increased income at NL in 2011.

Noncontrolling interest in net income of CompX attributable to discontinued operations (exclusive of the gain on sale of the discontinued operations) was consistent in 2012 compared to 2011, and increased $1.0 million in 2011 compared to 2010. The noncontrolling interest related to the sale of such operations in 2012 is $6.1 million.

Related Party Transactions—We are a party to certain transactions with related parties. See Note 16 to our Consolidated Financial Statements.

Assumptions on Defined Benefit Pension Plans and OPEB Plans.

Defined Benefit Pension Plans. We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements. At December 31, 2012, the projected benefit obligations for all defined benefit plans comprised $69.1 million related to U.S. plans and $591.5 million related to foreign plans. Substantially all of the projected benefit obligations attributable to foreign plans related to plans maintained by Kronos, and approximately 72% and 28% of the projected benefit obligations attributable to U.S. plans related to plans maintained by NL and Kronos, respectively.

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

We recognized consolidated defined benefit pension plan expense of $23.3 million in 2010, $25.4 million in 2011 and $25.1 million in 2012. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $25.2 million in 2010, $25.9 million in 2011 and $30.4 million in 2012.

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

At December 31, 2012, approximately 62%, 22%, 11% and 3% of the projected benefit obligations related to Kronos’ plans were in Germany, Canada, Norway and the U.S., respectively. The NL plan is substantially all in the U.S. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2010 and expense in 2011	Obligations at December 31, 2011 and expense in 2012	Obligations at December 31, 2012 and expense in 2013
Kronos and NL plans:
Germany	5.2%	5.5%	3.5%
Canada	5.2%	4.3%	3.9%
Norway	4.8%	3.5%	4.3%
U.S.	5.1%	4.2%	3.6%

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

At December 31, 2012, the fair value of plan assets for all defined benefit plans comprised $50.7 million related to U.S. plans and $409.9 million related to foreign plans. Substantially all of plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 72% and 28% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2012, 54%, 24%, 16% and 4% of the plan assets related to Kronos’ plans were in the Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

•

Substantially all of the Kronos and NL plan assets in the U.S. are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Prior to December 2012, the CMRT had an investment in TIMET common stock; however, on December 20, 2012 the CMRT sold its shares of common stock in conjunction with the tender offer. See Note 4 to our Consolidated Financial Statements. During the history of the CMRT from its inception in 1988 through December 31, 2012, the average annual rate of return has been 14%.

•	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.

•

In Canada, we currently have a plan asset target allocation of 45% to equity securities, 46% to fixed income securities, 9% to other investments and the remainder primarily to cash and liquid investments. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 78% to fixed income securities, 9% to real estate and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4%, 6% and 7%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2011
	CMRT	Germany	Canada	Norway
Equity securities and limited partnerships	85%	29%	56%	10%
Fixed income securities	14	50	41	70
Real estate	—	11	—	9
Cash, cash equivalents and other	1	10	3	11

Total	100%	100%	100%	100%

	December 31, 2012
	CMRT	Germany	Canada	Norway
Equity securities and limited partnerships	53%	27%	54%	13%
Fixed income securities	12	54	38	68
Real estate	—	10	—	8
Cash, cash equivalents and other	35	9	8	11

Total	100%	100%	100%	100%

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

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2010, 2011 and 2012 were as follows:

	2010	2011	2012
Kronos and NL plans:
Germany	5.0%	5.0%	4.8%
Canada	6.0%	6.0%	5.8%
Norway	5.0%	4.8%	4.8%
U.S.	10.0%	10.0%	10.0%

We currently expect to utilize the same long-term rates of return on plan asset assumptions in 2013 as we used in 2012 for purposes of determining our 2013 defined benefit pension plan expense.

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

During 2012, our defined benefit pension plans generated a net actuarial loss of $66.7 million. This actuarial loss resulted primarily from the general reduction in discount rates from December 31, 2011 to December 31, 2012, partially offset by an actual return on plan assets during 2012 in excess of the expected return.

Based on the actuarial assumptions described above and our current expectations for what actual average currency exchange rates will be during 2013, we currently expect our aggregate defined benefit pension expense will approximate $28 million in 2013. In comparison, we currently expect to be required to make approximately $28.5 million of aggregate contributions to such plans during 2013.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2012, our aggregate projected benefit obligations would have increased by approximately $25 million at that date, and our aggregate defined benefit pension expense would be expected to increase by approximately $2 million during 2012. Similarly, if we lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2012.

OPEB Plans. We provide certain health care and life insurance benefits for certain of our eligible retired employees. See Note 11 to our Consolidated Financial Statements. At December 31, 2012, approximately 64%, 20% and 16% of our aggregate accrued OPEB costs relate to Kronos, NL and Tremont, respectively. Kronos provides such OPEB benefits to eligible retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to eligible retirees in the U.S. Under accounting for other postretirement employee benefits, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. We recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB expense of $1.1 million in 2010 and a benefit of $1.1 million in 2011 and $.7 million in 2012. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.7 million in 2010, and $1.2 million in each of 2011 and 2012. Substantially all of our U.S. accrued OPEB cost relates to benefits being paid to current retirees and their dependents and no material amount of OPEB benefits are being earned by current U.S. employees. Some of Kronos’ Canadian employees are earning OPEB benefits. Due to continued increases in healthcare costs, it is expected that our OPEB expense for financial reporting purposes will be consistent with the past two years. Our expected OPEB benefit payments for 2013 are expected to be similar amounts.

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

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from third-party actuaries. In certain cases, NL has the right to pass on to retirees all or a portion of any increases in health care costs; for these retirees, any future increase in health care costs will have no effect on the amount of OPEB expense and accrued OPEB costs we recognize. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost and plan-design cost containment initiatives. For example, at December 31, 2012, the expected rate of increase in future health care costs range is 7% in 2013, declining to a rate of 5% in 2018 and thereafter.

Based on the actuarial assumptions described above and Kronos’ current expectation for what actual average foreign currency exchange rates will be during 2013, we expect our consolidated OPEB credit will approximate $.7 million in 2013. In comparison, we expect to be required to make approximately $1.6 million of contributions to such plans during 2013.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions we use are reasonable and appropriate. If we had lowered the assumed discount rates by 25 basis points for all of our OPEB plans as of December 31, 2012, our aggregate projected benefit obligations would not have changed significantly at that date, our OPEB expense would be expected to be approximately the same during 2013. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would not have changed significantly at December 31, 2012, and the change to OPEB expense would be expected to approximately the same during 2013.

Foreign Operations

We have substantial operations located outside the United States, principally Chemicals operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our operating income.

Cash flows from operating activities decreased from $292.4 million in 2011 to $71.9 million in 2012. This $220.5 million decrease in cash provided by operations was primarily due to the net effects of the following items:

•	lower consolidated operating income in 2012 of $176.0 million compared to 2011;

•

higher net contributions to our TiO2 manufacturing joint venture in 2012 of $24.5 million, primarily to support the joint venture’s higher working capital needs associated with higher-cost feedstock ore; and

•	lower cash received from insurance recoveries in 2012 of $13.0 million; and

•	changes in receivables, inventories, payables and accrued liabilities in 2012 used $162.2 million of net cash in 2012, a decrease in the amount of cash used of $3.3 million compared to 2011, primarily due to the benefit from payables and accruals and the improvement in receivables, as discussed below.

Cash flows from operating activities increased from $122.2 million in 2010 to $292.4 million in 2011. This $170.2 million increase in cash provided by operations was primarily due to the net effects of the following items:

•	higher consolidated operating income in 2011 of $363.1 million compared to 2010;

•	net cash paid for taxes of $73.8 million in 2011 compared to net cash refunds received of $6.2 million in 2010 due to our improved earnings;

•	higher cash paid for interest of $2.5 million primarily due to the call premium paid of $2.5 million in 2011 related to the redemption of €80 million of our Senior Notes;

•	the $19.0 million paid in 2010 in relation to litigation settlement expense;

•	proceeds of $4.0 million from a litigation settlement received in July 2010; and

•	changes in receivables, inventories, payables and accrued liabilities in 2011 used $165.5 million of net cash in 2011, an increase in the amount of cash used of $137.0 million compared to 2010, primarily due to increased inventory levels at Kronos.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

•	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2011 to December 31, 2012 as a result of lower average daily net sales in the fourth quarter of 2012 compared to the fourth quarter of 2011 and to timing of collections on receivable balances.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2011 to December 31, 2012 due to higher inventory costs offset by slightly higher volumes in the fourth quarter of 2012 compared to the fourth quarter of 2011.

•	CompX’s average DSO increased slightly from December 31, 2011 to December 31, 2012.

•	CompX’s average DSI was consistent from December 31, 2011 to December 31, 2012 which is the result our operational focus on continuously improving our inventory management.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2010	2011	2012
Kronos:
Days sales outstanding	55 days	55 days	61 days
Days sales in inventory	52 days	104 days	102 days

CompX:
Days sales outstanding*	41 days	39 days	40 days
Days sales in inventory*	70 days	71 days	71 days

*	Includes discontinued operations in 2010 and 2011, see Note 3 to our Consolidated Financial Statements.

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Cash provided by (used in) operating activities:
Kronos	$126.0	$295.4	$76.6
Valhi exclusive of subsidiaries	48.8	106.4	69.2
CompX*	13.0	16.0	13.6
NL Parent exclusive of subsidiaries	(4.1)	35.4	6.8
Waste Control Specialists	(22.0)	(32.9)	(11.5)
Tremont	(.6)	(1.8)	—
Other	(.2)	(.2)	(.5)
Eliminations	(38.7)	(125.9)	(82.3)

Total	$122.2	$292.4	$71.9

*	Includes discontinued operations in 2010 and 2011, see Note 3 to our Consolidated Financial Statements.

Investing Activities—

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

We had the following market transactions during 2012:

•	sold all of our TIMET common stock for $107.6 million;

•	proceeds from the sale of mutual funds of $21.1 million; and

•	received net proceeds from the sale of all other marketable securities of $.7 million.

Also during 2012 NL received $15.6 million in the second quarter of 2012 related to third and final closing of settlement agreement associated with certain real property NL formerly owned, see Note 15 to our Condensed Consolidated Financial Statements. We received the $58.0 million from the sale of CompX’s furniture components reporting unit, see Note 3 to our Consolidated Financial Statements, and Contran repaid a net $11.2 million in loans to us, see Note 16 to our Consolidated Financial Statement.

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

We had the following market transactions during 2010:

•	purchased marketable securities of $55.0 million including 2.7 million shares of TIMET common stock purchased by Kronos in the fourth quarter of 2010 of which $2.9 million in trades was settled in early 2011;

•	sold marketable securities for proceeds of $7.6 million; and

•	reduced restricted cash and restricted marketable securities by a total of $5.2 million due to the release of funds to us from escrow related to a litigation settlement and due to the reduction of one of our letters of credit.

Financing Activities—

During 2012, we:

•	borrowed €80 million ($107.4 million when borrowed) on Kronos’ European credit facility and subsequently repaid an aggregate of €70million ($88.6 million when repaid);

•	borrowed an aggregate $394 million on Kronos’ new term loan entered into in June 2012 that was issued at 98.5% of the principal amount and subsequently repaid $10.0 million principal amount;

•	retired all of the remaining €279.2 million principal amount of Kronos’ 6.5% Senior Secured Notes ($352.3 million when retired);

•	borrowed and subsequently repaid $71 million on Kronos’ revolving North American credit facility;

•	borrowed $157.6 million on our Contran credit facility;

•	prepaid $2.8 million on CompX’s promissory note payable to TIMET in addition to its regular quarterly payments aggregating $3.8 million; and

•	CompX repaid $2.0 million that was outstanding under its credit facility at December 31, 2011 and subsequently cancelled the facility.

During 2011, we:

•	redeemed €80 million principal amount of Kronos’ €400 million 6.5% Senior Secured Notes at 102.17% of the face value for an aggregate of $115.7 million, including a $2.5 million call premium in March 2011;

•	borrowed €80 million ($113.3 million when borrowed) under Kronos’ European credit facility in order to fund the €80 million redemption of our Senior Secured Notes and subsequently repaid €80 million ($115.0 million when repaid);

•	repurchased €40.8 million principal amount of Kronos’ 6.5% Senior Secured Notes in open market transactions for an aggregate of €40.6 million ($57.6 million when repurchased);

•	repaid $3.0 million that was outstanding under CompX’s credit facility at December 31, 2010 and subsequently borrowed Cdn. $5.0 million ($5.3 million when borrowed) in connection with CompX’s acquisition of an ergonomics products business and then repaid Cdn. $2.0 million ($2.9 million when repaid) during 2011; and

•	repaid $20 million in principal payments on CompX’s promissory note payable to TIMET.

During 2010, we:

•	repaid net €9 million ($8.5 million when borrowed/repaid) under Kronos’ European bank credit facility;

•	repaid a net $16.7 million under Kronos’ U.S. bank credit facility;

•	had net borrowings of $3.0 million under CompX’s revolving credit facility;

•	had borrowings of $18.0 million as NL issued a promissory note;

•	had net borrowings of $15.4 million under two promissory notes issued by WCS;

•	incurred $72.0 million in borrowings under WCS’ financing capital lease; and

•	had net payments of $54.9 million under our Contran credit facility and repaid our $30 million note with Contran.

In November, 2010, Kronos completed a secondary public offering of 8.97 million shares of its common stock in an underwritten offering generating net proceeds of $337.6 million. See Note 3 to our Consolidated Financial Statements.

We paid aggregate cash dividends on our common stock of $45.5 million in 2010, $53.7 million in 2011, and $65.0 million in 2012 ($.033 per share per quarter in 2010, and the first quarter of 2011; $.042 per share in the second, third and fourth quarters of 2011 and the first quarter of 2012 and $.05 per share in the second, third and fourth quarters of 2012). Distributions to noncontrolling interest in 2010, 2011 and 2012 are primarily comprised of NL dividends paid to shareholders other than us; CompX dividends paid to shareholders other than NL; and for the fourth quarter of 2010 and for each quarter in 2011 and 2012, Kronos cash dividends paid to shareholders other than us and NL.

Kronos purchased 363,000 shares of our common stock in 2010 for an aggregate purchase price of $2.7 million. During 2011, Kronos purchased an additional 1.4 million shares for an aggregate purchase price of $12.6 million. These shares of our stock purchased by NL and Kronos are included in our treasury stock balance since pursuant to Delaware law they cannot be voted. Other cash flows from financing activities in 2010, 2011 and 2012 relate principally to shares of common stock issued by us and our subsidiaries upon the exercise of stock options or the issuance of shares to directors.

Outstanding Debt Obligations

At December 31, 2012, our consolidated third-party indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	Valhi’s $157.6 million outstanding on its $225 million credit facility with Contran which is due no earlier than December 31, 2014;

•	$390 million aggregate borrowings under Kronos’ new term loan ($384.5 million carrying value, net of unamortized original issue discount) which matures in June 2018;

•	€10 million ($13.2 million) under Kronos’ European revolving credit facility which matures in September 2017;

•	CompX’s promissory note payable to TIMET ($18.5 million outstanding) which is due in 2014;

•	WCS’ $72.0 million financing capital lease ($69.9 million outstanding) with Andrews County, Texas which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;

•	WCS’ two 6.0% promissory notes ($7.2 million outstanding) due in 2013 through 2014; and

•	approximately $9.2 million of other indebtedness, primarily capital lease obligations.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements contain provisions that could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at December 31, 2012. See Note 9 to our Consolidated Financial Statements.

In February 2013, Kronos voluntarily prepaid an aggregate $290 million principal amount of its term loan, using $100 million of its cash on hand as well as borrowings of $190 million under a new loan from Contran. We expect to recognize a non-cash pre-tax interest charge of approximately $7 million in the first quarter of 2013 consisting of the write-off of unamortized original issue discount costs and deferred financing costs associated with such prepayment. See Note 9 to our Consolidated Financial Statements. It is possible Kronos might borrow additional amounts from Contran in the future to voluntarily prepay the remaining $100 million principal amount outstanding under the term loan. The independent members of Kronos’ board of directors approved the terms and conditions of the new loan from Contran.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2013) and long-term obligations (defined as the five-year period ending December 31, 2017). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2012, we had credit available under existing facilities of $337.3 million, which was comprised of:

•	$144.9 million under Kronos’ European revolving credit facility;

•	$125 million under Kronos U.S. revolving credit facility; and

•	$67.4(1) million under Valhi’s Contran credit facility.

(1)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2012, we had an aggregate of $403.6 million of restricted and unrestricted cash, cash equivalents and marketable securities. A detail by entity is presented in the table below.

		Held outside
	Amount	U.S.
	(In millions)
Kronos	$293.0	$27.0
CompX	63.8	—
NL exclusive of its subsidiaries	21.3	—
WCS	14.9	—
Tremont	8.7	—
Valhi exclusive of its subsidiaries	1.9	—

Total cash and cash equivalents, restricted cash and marketable securities	$403.6	$27.0

In February 2013, Kronos voluntarily prepaid an aggregate $290 million principal amount of its term loan, using in part $100 million of its cash on hand at December 31, 2012. See Note 9 to our Consolidated Financial Statements.

Capital Expenditures—

We currently expect our aggregate capital expenditures for 2013 will be approximately $70 million as follows:

•	$60 million by our Chemicals Segment, including approximately $25 million in the area of environmental compliance, protection and improvement;

•	$4 million by our Component Products Segment; and

•	$6 million by our Waste Management Segment.

The WCS amount includes approximately $1 million in capitalized operating permit costs. Capital spending for 2013 is expected to be funded through cash generated from operations and credit facilities.

Planned capital expenditures in 2013 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. A significant portion of the increase in our Component Products Segment’s expected capital expenditures for 2013 relates to the implementation of a new manufacturing and accounting system.

Repurchases of our Common Stock and Common Stock of Our Subsidiaries—

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2012 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 14 to our Consolidated Financial Statements.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos will use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. Through December 31, 2012, Kronos has not made any repurchases under the plan, and at December 31, 2012 all 2.0 million shares are available for repurchase.

Prior to 2010, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX will generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2010, 2011 and 2012, and at December 31, 2012 approximately 678,000 shares were available for purchase under these authorizations.

Dividends—

In May 2011, Kronos implemented a 2-for-1 split of its common stock in the form of a dividend. We have adjusted all share and per-share disclosures for all periods to give effect to the stock split. Kronos’ stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2013, based on the 58.0 million shares we held of Kronos common stock at December 31, 2012, we would receive aggregate annual regular dividends from Kronos of $34.8 million. NL’s current quarterly cash dividend is $.125 per share. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at December 31, 2012, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2013. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. WCS borrowed $90.3 million from our subsidiary which we contributed to WCS’s capital at December 31, 2011. WCS borrowed $51.4 million from our subsidiary during 2012 which we contributed to WCS’s capital at December 31, 2012. It is possible WCS will borrow additional amounts from us during 2013 under the terms of the revolving credit facility. At December 31, 2012, WCS can borrow an additional $20 million under this facility, which matures in March 2014.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. NL had borrowings outstanding of $4.1 million at December 31, 2011. The maximum balance outstanding on the loan during 2012 was $15.3 million and NL fully repaid the loan during the fourth quarter of 2012. At December 31, 2012, NL could borrow an additional $40 million under this facility, which as amended matures no earlier than March 31, 2014 and no later than December 31, 2014.

Prior to December 2012, we entered into an unsecured revolving credit facility with Kronos which, as amended, provided for borrowings from Kronos of up to $235 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. As of December 31, 2011 we had loans outstanding from Kronos of $136.1 million. The maximum balance outstanding on the loan during 2012 was $228.5 million and we fully repaid all of our borrowings from Kronos under this facility in December 2012, at which time the size of the facility was reduced to $100 million, and the maturity of the note was extended to due on demand, but in any event no earlier than December 31, 2014.

Investment in The Amalgamated Sugar Company LLC—

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual “base level” of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC’s distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC’s current projections for 2013, we expect distributions received from the LLC in 2013 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

We may, at our option, require the LLC to redeem our interest in the LLC, and the LLC has the right to redeem our interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us, if any. In the event we require the LLC to redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 aggregate million loans from Snake River. Redemption of our interest in the LLC would result in us reporting income related to the disposition of our LLC interest for income tax purposes, although we would not be expected to report a gain in earnings for financial reporting purposes at the time our LLC interest is redeemed. However, because of Snake River’s ability to call our $250 million loans from Snake River upon redemption of our interest in the LLC, the net cash proceeds (after repayment of the debt) generated by the redemption of our interest in the LLC could be less than the income taxes that we would be required to pay as a result of the disposition.

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

As more fully described in the Notes 9 and 17 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 17 to our Consolidated Financial Statements and above in “Business—Chemicals Segment – Kronos Worldwide, Inc.—Manufacturing, Operations and Properties.” The following table summarizes our contractual commitments as of December 31, 2012 by the type and date of payment.

	Payment due date
Contractual commitment	2013	2014/2015	2016/2017	2018 and after	Total
	(In millions)
Indebtedness(1):
Principal	$34.2	$233.9	$68.2	$648.6	$984.9
Interest	57.9	105.1	92.8	266.0	521.8

Operating leases(2)	12.6	14.6	6.7	23.6	57.5

Kronos’ long-term supply contracts for the purchase of TiO2 feedstock(3)	537.0	1,002.7	288.0	—	1,827.7

Kronos’ long-term service and other supply contracts(4)	61.7	51.2	8.7	—	121.6

CompX raw material and other purchase commitments(5)	14.0	—	—	—	14.0

WCS purchase commitments(6)	2.8	—	—	—	2.8

Fixed asset acquisitions(2)	20.8	—	—	—	20.8

Estimated tax obligations(7)	25.7	—	—	—	25.7

Other	1.0	2.0	—	—	3.0

Total	$767.7	$1,409.5	$464.4	$938.2	$3,579.8

(1)	The amount shown for indebtedness involving revolving credit facilities is based upon the actual amount outstanding at December 31, 2012, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2012 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.
(2)	The timing and amount shown for our operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements. The pricing under these agreements is generally negotiated quarterly. The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first quarter 2013 pricing. The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts. Our obligation for the purchase of TiO2 feedstock is more fully described in Note 17 to our Consolidated Financial Statements and above in “Business—raw materials.” The amounts shown in the table above include the feedstock ore requirements from contracts we entered into in January 2013.

(4)	The amounts shown for the long-term service and other supply contracts primarily pertain to agreements Kronos entered into with various providers of products or services which help to run its plant facilities (electricity, natural gas, etc.), utilizing December 31, 2012 exchange rates.
(5)	CompX’s purchase obligations consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) and are based on the contractual payment amount and the contractual payment date for those commitments.
(6)	WCS’s purchase obligations consist of contractual obligations (primarily commitments to purchase disposal containers) and are based on the contractual payment amount and the contractual payment date for those commitments.
(7)	The amount shown for income taxes is the amount of our consolidated income taxes currently payable at December 31, 2012, which is assumed to be paid during 2013.

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

•

Amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Our defined benefit pension plans and OPEB plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements. We currently expect we will be required to contribute an aggregate of $30.1 million to our defined benefit pension and OPEB plans during 2013.

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

General—We are exposed to market risk from changes in interest rates, currency exchange rates, raw materials and equity security prices.

Interest Rates—We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2012 our aggregate indebtedness was split between 37% of fixed-rate instruments and 63% of variable-rate borrowings (in 2011 the percentages were 95% of fixed-rate instruments and 5% of variable rate borrowings). The fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2012. Information shown below for foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2012 using an exchange rate of U.S. $1.3174 per euro.

The table below shows the fair value of our financial liabilities at December 31, 2012.

	Amount
Indebtedness*	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)
Fixed-rate indebtedness:
Valhi loans from Snake River	$250.0	$250.0	9.4%	2027
WCS financing capital lease	69.9	69.9	7.0	2035
WCS promissory notes	7.2	7.2	6.0	2013-2015

Fixed-rate	327.1	327.1	8.6%

Variable-rate indebtedness:
Kronos term note	$384.5	$396.8	5.8%	2018
Valhi Contran credit facility	157.6	157.6	4.3	2014
Kronos European credit facility	13.2	13.2	2.0	2017
CompX promissory note to TIMET	18.5	18.5	1.4%	2014

Variable-rate	573.8	586.1	5.1%

Total	$900.9	$913.2	6.4%

*	Denominated in U.S. dollars, except as otherwise indicated. Excludes capital lease obligations.

Approximately 2% of our outstanding variable rate debt was denominated in the euro, all of the outstanding variable rate borrowings were denominated in the U.S. dollar.

Currency Exchange Rates. We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2012, we had the equivalent of $13.2 million of outstanding euro-denominated indebtedness. The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $1.3 million.

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

At December 31, 2012, our Chemicals Segment held currency forward contracts to exchange an aggregate of $20.0 million for an equivalent value of Norwegian Kroner at exchange rates ranging from Kroner 5.57 to Kroner 5.60 per U.S. dollar. These contracts with DnB Nor Bank ASA mature from January 2013 through May 2013 at a rate of $5.0 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at December 31, 2012 was a $1.8 million net asset, which amount is recognized as part of accounts and other receivables in our Consolidated Balance Sheet and a corresponding $1.8 million currency transaction gain in our Consolidated Statement of Operations. To the extent we held such contracts during 2010, 2011 and 2012, we did not use hedge accounting for any of our contracts.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2011 and 2012.

Raw Materials. Our Chemicals Segment generally enters into long-term supply agreements for critical raw materials, including TiO2 feedstock. Many of these raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending on the suppliers. Our Component Products Segment will occasionally enter into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in raw material costs. We do not have long-term supply agreements for certain of our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the downside risk of price volatility to be too great or because long-term supply agreements for those materials are generally not available. We do not engage in commodity hedging programs.

Marketable Equity and Debt Security Prices. We are exposed to market risk due to changes in prices of the marketable securities we own. The fair value of such debt and equity securities (determined using Level 1, Level 2 and Level 3 inputs) at December 31, 2011 and 2012 was $376.6 million and $257.7 million, respectively. The potential change in the aggregate fair value of these investments, assuming a hypothetical 10% change in prices, would be approximately $37.7 million at December 31, 2011 and $25.8 million at December 31, 2012.

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

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2012. Under the rules of the SEC, our independent registered public accounting firm is also required to annually attest to our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting—

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications—

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2012, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listing standards without qualification. Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2012 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2013 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2013 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2013 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2013 proxy statement. See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2013 proxy statement.

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

    (b)  Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2012.

Item No.	Exhibit Index

3.1+	Restated Certificate of Incorporation of Valhi, Inc.—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-5467) dated May 10, 2012 and filed on May 10, 2012.

3.2	Consent Agreement dated as of March 29, 2007 between Valhi, Inc. and Contran Corporation regarding the Amended and Restated Certificate of Designations, Rights and Preferences of 6% Series A Preferred Stock of Valhi, Inc.—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (File No. 1-5467) dated March 26, 2007 and filed by us on March 30, 2007.

3.3	By-Laws of Valhi, Inc. as amended—incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 1-5467) dated November 6, 2007.

4.1	Satisfaction and Discharge of Indenture, Release, Assignment and Transfer, dated as of June 14, 2012, issued by The Bank of New York Mellon, formerly known as The Bank of New York, a New York banking corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 13, 2012 and filed by Kronos Worldwide, Inc. (Exchange Act No. 1-31763) on June 18, 2012).

10.1	Intercorporate Services Agreement between Valhi, Inc. and Contran Corporation effective as of January 1, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2	Intercorporate Services Agreement between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004—incorporated by reference to Exhibit 10.1 to NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2004.

10.3	Intercorporate Services Agreement between Contran Corporation and CompX International Inc. effective January 1, 2004 —incorporated by reference to Exhibit 10.2 to CompX’s Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.4	Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. effective January 1, 2004—incorporated by reference to Exhibit No. 10.1 to Kronos’ Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2004.

10.5	Agreement and Plan of Merger dated as of October 16, 2007 among CompX International Inc., CompX Group, Inc. and CompX KDL LLC—incorporated by reference to Exhibit 10.2 of CompX’s Current Report on Form 8-K (File No. 1—13905) dated October 22, 2007.

Item No.	Exhibit Index

10.6	Intercreditor Agreement dated as of June 18, 2012, by and between Wells Fargo Capital Finance and Wells Fargo Bank, National Association, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A dated June 13, 2012 and filed by Kronos Worldwide, Inc. (Exchange Act No. 1-31763) on June 19, 2012).

10.7	Credit Agreement, dated June 13, 2012, by and among Kronos Worldwide, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 13, 2012 and filed by Kronos Worldwide, Inc. (Exchange Act No. 1-31763) on June 18, 2012).

10.8	Guaranty and Security Agreement, dated June 13, 2012, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 13, 2012 and filed by Kronos Worldwide, Inc. (Exchange Act No. 1-31763) on June 18, 2012).

10.9**	Amended and Restated Tax Agreement between Valhi, Inc. and Contran Corporation—incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2012.

10.10*	Valhi, Inc. 2012 Director Stock Plan—incorporated by reference to Exhibit 4.5 of the Registration statement on Form S-8 of the Registrant (File No. 333-48391). Filed on May 31, 2012.

10.11*	Kronos Worldwide, Inc. 2012 Director Stock Plan—incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 333-113425). Filed on May 31, 2012.

10.12*	CompX International Inc. 2012 Director Stock Plan—incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 333-47539). Filed on May 31, 2012.

10.13*	NL Industries, Inc. 2012 Director Stock Plan—incorporated by reference to Exhibit 4.4 of the Registrant’s statement on Form S-8 (File No. 001-00640) Filed on May 31, 2012.

10.14	Agreement Regarding Shared Insurance dated as of October 30, 2003 by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc.—incorporated by reference to Exhibit 10.32 to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

Item No.	Exhibit Index

10.15	Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company—incorporated by reference to Exhibit 10.19 to Valhi, Inc.‘s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.16	Master Agreement Regarding Amendments to The Amalgamated Sugar Company Documents dated October 19, 2000—incorporated by reference to Exhibit 10.1 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.17	Prepayment and Termination Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company and Wells Fargo Bank Northwest, N.A.—incorporated by reference to Exhibit No. 10.1 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.18	Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996)—incorporated by reference to Exhibit 10.20 to Valhi, Inc.‘s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.19	First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997—incorporated by reference to Exhibit 10.1 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.20	Second Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated November 30, 1998—incorporated by reference to Exhibit 10.24 to Valhi, Inc.‘s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.21	Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000—incorporated by reference to Exhibit 10.2 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.22	Amended and Restated Company Agreement of The Amalgamated Sugar Company LLC dated October 14, 2005 among The Amalgamated Sugar Company LLC, Snake River Sugar Company and The Amalgamated Collateral Trust—incorporated by reference to Exhibit No. 10.7 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.23	Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997—incorporated by reference to Exhibit 10.21 to Valhi, Inc.‘s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

Item No.	Exhibit Index

10.24	Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997—incorporated by reference to Exhibit 10.22 to Valhi, Inc.‘s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.25	Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997—incorporated by reference to Exhibit 10.9 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.26	Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998—incorporated by reference to Exhibit 10.28 to Valhi, Inc.‘s Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.27	Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000—incorporated by reference to Exhibit 10.3 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.28	Fourth Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated March 31, 2003—incorporated by reference to Exhibit No. 10.1 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (file No. 1-5467) for the quarter ended March 31, 2003.

10.29	Contingent Subordinate Pledge Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000—incorporated by reference to Exhibit 10.4 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.30	Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000—incorporated by reference to Exhibit 10.5 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.31	Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000—incorporated by reference to Exhibit 10.6 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

Item No.	Exhibit Index

10.32	Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997—incorporated by reference to Exhibit 10.2 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.33	First Amendment to Deposit Trust Agreement dated October 14, 2005 among ASC Holdings, Inc. and Wilmington Trust Company—incorporated by reference to Exhibit No. 10.2 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.34	Pledge Agreement between The Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997—incorporated by reference to Exhibit 10.3 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.35	Second Pledge Amendment (SPT) dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company—incorporated by reference to Exhibit No. 10.4 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.36	Guarantee by The Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997—incorporated by reference to Exhibit 10.4 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.37	Second SPT Guaranty Amendment dated October 14, 2005 among The Amalgamated Collateral Trust and Snake River Sugar Company—incorporated by reference to Exhibit No. 10.5 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.38	Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997—incorporated by reference to Exhibit 10.8 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.39	Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated May 14, 1997—incorporated by reference to Exhibit 10.10 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.40	First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000—incorporated by reference to Exhibit 10.7 to Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

Item No.	Exhibit Index

10.41	Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company’s 10.9% Senior Notes Due 2009 dated May 14, 1997—incorporated by reference to Exhibit 10.11 to the Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.42	Option Agreement dated October 14, 2005 among Valhi, Inc., Snake River Sugar Company, Northwest Farm Credit Services, FLCA and U.S. Bank National Association—incorporated by reference to Exhibit No. 10.6 to Valhi, Inc.’s Amendment No. 1 to its Current Report on Form 8-K (File No. 1-5467) dated October 18, 2005.

10.43	First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River’s 10.9% Senior Notes Due 2009 dated October 19, 2000—incorporated by reference to Exhibit 10.8 to the Valhi, Inc.‘s Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.44	Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.2 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.45	Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc.—incorporated by reference to Exhibit 10.3 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.46	Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.4 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.47	Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.—incorporated by reference to Exhibit 10.22 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.48	Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc.—incorporated by reference to Exhibit 10.10 to NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

Item No.	Exhibit Index

10.49	Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof)—incorporated by reference to Exhibit 10.14 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.50	Administrative Settlement for Interim Remedial Measures, Site Investigation and Feasibility Study dated July 7, 2000 between the Arkansas Department of Environmental Quality, Halliburton Energy Services, Inc., M I, LLC and TRE Management Company—incorporated by reference to Exhibit 10.1 to Tremont Corporation’s Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended June 30, 2002.

21.1**	Subsidiaries of Valhi, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.
+	Exhibit 3.1 is restated for the purposes of the disclosure requirements of Item 601 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission and does not represent a restated certificate of incorporation that has been filed with the Delaware Secretary of State.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC. (Registrant)

By:	/s/ Steven L. Watson
Steven L. Watson, March 15, 2013
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 15, 2013 (Chairman of the Board)	Steven L. Watson, March 15, 2013 (President, Chief Executive Officer and Director)

/s/ Thomas E. Barry	/s/ Bobby D. O’Brien
Thomas E. Barry, March 15, 2013 (Director)	Bobby D. O’Brien, March 15, 2013 (Vice President and Chief Financial Officer, Principal Financial Officer)

/s/ Norman S. Edelcup	/s/ Gregory M. Swalwell
Norman S. Edelcup, March 15, 2013 (Director)	Gregory M. Swalwell , March 15, 2013 (Vice President and Controller, Principal Accounting Officer)

/s/ W. Hayden McIlroy
W. Hayden McIlroy, March 15, 2013 (Director)

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets—December 31, 2011 and 2012	F-4

Consolidated Income Statements—Years ended December 31, 2010, 2011 and 2012	F-6

Consolidated Statements of Comprehensive Income—Years ended December 31, 2010, 2011 and 2012	F-8

Consolidated Statements of Equity—Years ended December 31, 2010, 2011 and 2012	F-9

Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2011 and 2012	F-10

Notes to Consolidated Financial Statements	F-13

We have omitted all financial statement schedules because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valhi, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2011 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 15, 2013

/s/PricewaterhouseCoopers LLP

Dallas, Texas

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$96.4	$366.9
Restricted cash equivalents	5.3	8.1
Marketable securities	22.5	.9
Accounts and other receivables, net	284.3	283.9
Refundable income taxes	2.1	18.3
Receivable from affiliates	29.6	.3
Inventories, net	464.5	650.3
Other current assets	20.7	25.1
Deferred income taxes	18.8	9.6

Total current assets	944.2	1,363.4

Other assets:
Marketable securities	354.1	256.8
Investment in affiliates	105.7	126.1
Note receivable from affiliate	11.2	—
Goodwill	400.1	379.7
Deferred income taxes	132.7	120.3
Pension asset	—	5.1
Other intangible assets	2.1	.2
Other assets	164.1	155.8

Total other assets	1,170.0	1,044.0

Property and equipment:
Land	53.0	48.3
Buildings	276.8	280.5
Equipment	1,112.5	1,127.7
Treatment, storage and disposal facility	75.8	158.7
Mining properties	63.5	72.3
Construction in progress	111.2	40.7

	1,692.8	1,728.2
Less accumulated depreciation	969.0	965.1

Net property and equipment	723.8	763.1

Total assets	$2,838.0	$3,170.5

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
	2011	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$19.0	$29.6
Accounts payable	196.3	169.6
Accrued liabilities	146.0	112.2
Payable to affiliates	21.4	52.8
Income taxes	26.5	23.1
Deferred income taxes	6.4	11.2

Total current liabilities	415.6	398.5

Noncurrent liabilities:
Long-term debt	717.4	880.5
Deferred income taxes	457.2	454.8
Accrued pension costs	144.4	202.9
Accrued environmental remediation and related costs	34.6	42.6
Accrued postretirement benefits costs	20.4	21.2
Other liabilities	55.4	78.3

Total noncurrent liabilities	1,429.4	1,680.3

Equity:
Valhi stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; 5,000 shares issued	667.3	667.3
Common stock, $.01 par value; 500.0 million shares authorized; 355.2 million shares issued	3.6	3.6
Additional paid-in capital	78.6	78.9
Retained earnings (deficit)	(19.4)	75.4
Accumulated other comprehensive loss	(23.3)	(42.0)
Treasury stock, at cost—13.2 million shares	(49.6)	(49.6)

Total Valhi stockholders’ equity	657.2	733.6
Noncontrolling interest in subsidiaries	335.8	358.1

Total equity	993.0	1,091.7

Total liabilities and equity	$2,838.0	$3,170.5

Commitments and contingencies (Notes 9, 12, 16 and 17)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In millions, except per share data)

	Years ended December 31,
	2010	2011	2012
Revenues and other income:
Net sales	$1,533.5	$2,025.1	$2,087.3
Other income, net	58.9	49.0	70.6

Total revenues and other income	1,592.4	2,074.1	2,157.9

Costs and expenses:
Cost of sales	1,184.3	1,278.4	1,512.1
Selling, general and administrative	227.1	268.9	273.3
Litigation settlement and contract termination expense	33.3	—	—
Loss on prepayment of debt, net	—	3.1	7.2
Goodwill impairment	—	—	6.4
Assets held for sale write-down	.5	1.1	1.2
Interest	68.4	61.8	56.3

Total costs and expenses	1,513.6	1,613.3	1,856.5

Income from continuing operations before income taxes	78.8	460.8	301.4
Provision for income taxes	14.5	169.9	104.8

Income from continuing operations	64.3	290.9	196.6
Income (loss) from discontinued operations, net of tax	(.5)	4.1	25.5

Net income	63.8	295.0	222.1
Noncontrolling interest in net income of subsidiaries	13.5	77.5	62.3

Net income attributable to Valhi stockholders	$50.3	$217.5	$159.8

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT (CONTINUED)

(In millions, except per share data)

	Years ended December 31,
	2010	2011	2012
Amounts attributable to Valhi stockholders:
Income from continuing operations	$50.7	$214.5	$141.4
Income (loss) from discontinued operations	(.4)	3.0	18.4

Net income attributable to Valhi stockholders	$50.3	$217.5	$159.8

Basic and diluted net income per share:
Income from continuing operations	$.14	$.63	$.41
Income from discontinued operations	—	.01	.06

Net income per share	$.14	$.64	$.47

Cash dividends per share	$.133	$.158	$.192

Basic and diluted weighted average shares outstanding	343.0	342.1	342.0

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2010	2011	2012
Net income	$63.8	$295.0	$222.1

Other comprehensive income (loss), net of tax:
Currency translation	.3	(28.2)	19.6
Marketable securities	10.7	12.9	(20.8)
Defined benefit pension plans	(6.4)	(16.1)	(37.5)
Other postretirement benefit plans	4.4	(2.2)	(1.5)

Total other comprehensive income (loss), net	9.0	(33.6)	(40.2)

Comprehensive income	72.8	261.4	181.9
Comprehensive income attributable to noncontrolling interest	17.9	88.4	40.8

Comprehensive income attributable to Valhi stockholders	$54.9	$173.0	$141.1

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2010, 2011 and 2012

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2009	$667.3	$3.6	$(2.4)	$(197.7)	$(3.2)	$(38.9)	$69.7	$498.4
Net income	—	—	—	50.3	—	—	13.5	63.8
Cash dividends	—	—	(11.7)	(33.8)	—	—	(7.8)	(53.3)
Other comprehensive income, net	—	—	—	—	4.6	—	4.4	9.0
Treasury stock acquired	—	—	—	—	—	(2.0)	—	(2.0)
Equity transactions with noncontrolling interest, net	—	—	87.8	—	19.8	—	197.0	304.6
Other	—	—	.1	(2.0)	—	—	(.4)	(2.3)

Balance at December 31, 2010	667.3	3.6	73.8	(183.2)	21.2	(40.9)	276.4	818.2
Net income	—	—	—	217.5	—	—	77.5	295.0
Cash dividends	—	—	—	(53.7)	—	—	(29.3)	(83.0)
Other comprehensive income (loss), net	—	—	—	—	(44.5)	—	10.9	(33.6)
Treasury stock acquired	—	—	—	—	—	(8.7)	—	(8.7)
Equity transactions with noncontrolling interest, net	—	—	.4	—	—	—	.3	.7
Other	—	—	4.4	—	—	—	—	4.4

Balance at December 31, 2011	667.3	3.6	78.6	(19.4)	(23.3)	(49.6)	335.8	993.0
Net income	—	—	—	159.8	—	—	62.3	222.1
Cash dividends	—	—	—	(65.0)	—	—	(18.6)	(83.6)
Other comprehensive loss, net	—	—	—	—	(18.7)	—	(21.5)	(40.2)
Equity transactions with noncontrolling interest, net	—	—	.2	—	—	—	.1	.3
Other	—	—	.1	—	—	—	—	.1

Balance at December 31, 2012	$667.3	$3.6	$78.9	$75.4	$(42.0)	$(49.6)	$358.1	$1,091.7

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$63.8	$295.0	$222.1
Depreciation and amortization	62.1	63.8	69.4
Net (gain) loss from:
Litigation settlement	—	—	(14.7)
Sale of discontinued operations	—	—	(23.7)
Securities transactions, net	(.3)	.6	(21.8)
Disposal of property and equipment, net	1.8	.9	(1.5)
Accrued litigation settlement and contract termination	33.3	—	—
Litigation settlement payments	(19.0)	—	—
Loss on prepayment of debt, net	—	3.1	7.2
Call premium paid	—	(2.5)	(6.2)
Assets held for sale write-down	.5	1.1	1.2
Goodwill impairment	—	—	6.4
Noncash interest expense	2.4	5.5	2.6
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	(1.3)	.4	(3.3)
Other postretirement benefit expense	.3	(1.8)	(1.4)
Deferred income taxes	(11.1)	95.3	51.5
Equity in joint venture earnings	.4	.5	.2
Net distributions from (contributions to) TiO2 manufacturing joint venture, net	2.4	3.8	(20.7)
Other, net	2.2	1.3	(3.1)
Change in assets and liabilities:
Accounts and other receivables, net	(53.4)	(47.9)	(6.7)
Inventories, net	4.6	(184.3)	(184.6)
Accounts payable and accrued liabilities	(15.1)	96.1	(44.2)
Income taxes	9.5	19.8	(20.0)
Accounts with affiliates	21.4	(36.6)	65.4
Other noncurrent assets	.2	(3.3)	(11.7)
Other noncurrent liabilities	7.4	(13.2)	11.8
Other, net	10.1	(5.2)	(2.3)

Net cash provided by operating activities	122.2	292.4	71.9

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2010	2011	2012
Cash flows from investing activities:
Capital expenditures	$(44.7)	$(146.2)	$(98.8)
Capitalized permit costs	(5.8)	(8.9)	(4.1)
Acquisition, net of cash acquired	—	(4.8)	—
Cash of discontinued operations	—	—	(5.4)
Purchases of:
Mutual funds	—	(272.8)	—
Titanium Metals Corporation (“TIMET”) common stock	(43.5)	(30.4)	—
Other marketable securities	(11.5)	(6.9)	(11.7)
Proceeds from:
Disposal of TIMET common stock	—	—	107.6
Disposal of mutual funds	—	251.0	21.1
Disposal of other marketable securities	7.6	5.0	12.4
Disposal of restricted marketable securities	5.2	—	—
Sale of business	.5	.3	58.0
Real estate-related litigation settlement	—	—	15.6
Collection of real-estate related note receivable	—	15.0	—
Disposal of assets held for sale	—	—	3.6
Loan to affiliate:
Loan	—	(11.2)	(52.8)
Collection	—	—	64.0
Change in restricted cash equivalents, net	(.4)	(3.0)	(15.7)
Other, net	(.5)	(8.0)	7.1

Net cash provided by (used in) investing activities	(93.1)	(220.9)	100.9

Cash flows from financing activities:
Indebtedness:
Borrowings	497.5	121.3	732.8
Principal payments	(537.3)	(328.8)	(546.0)
Deferred financing costs paid	(.8)	(.1)	(7.2)
Lease deposit held for loan repayment	(6.2)	—	—
Valhi cash dividends paid	(45.5)	(53.7)	(65.0)
Distributions to noncontrolling interest in subsidiaries	(7.8)	(29.3)	(18.6)
Treasury stock acquired	(2.0)	(9.5)	—
Purchase of noncontrolling interest in subsidiary	(7.0)	—	—
Issuance of subsidiary common stock	337.6	—	—
Issuance of Valhi common stock and other, net	.1	.3	—

Net cash provided by (used in) financing activities	228.6	(299.8)	96.0

Net increase (decrease)	$257.7	$(228.3)	$268.8

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2010	2011	2012
Cash and cash equivalents—net change from:
Operating, investing and financing activities	$257.7	$(228.3)	$268.8
Effect of exchange rates on cash	(1.3)	(.4)	1.7

Net change for the year	256.4	(228.7)	270.5
Balance at beginning of year	68.7	325.1	96.4

Balance at end of year	$325.1	$96.4	$366.9

Supplemental disclosures:
Cash paid (received) for:
Interest, net of amounts capitalized (including call premium paid)	$64.5	$67.0	$65.5
Income taxes, net	(6.2)	73.8	71.0
Noncash investing activities:
Accruals for capital expenditures	11.6	23.5	16.1
Accruals for capitalized permits	1.1	.7	1.0
Noncash financing activities:
Promissory note issued in connection with litigation settlement	18.0	—	—
Promissory note issued in connection with contract termination	12.0	—	—
Accrued construction retainage payable converted into note payable	5.8	—	—

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Organization. We are majority owned by Contran Corporation and one of its subsidiaries, which own approximately 93% of our outstanding common stock at December 31, 2012. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

Marketable securities and securities transactions. We carry marketable debt and equity securities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and

•	Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Investment in affiliates and joint ventures. We account for investments in more than 20%-owned but less than majority-owned companies by the equity method. See Note 7. We allocate any differences between the cost of each investment and our pro-rata share of the entity’s separately-reported net assets among the assets and liabilities of the entity based upon estimated relative fair values. We amortize these differences, which were not material at December 31, 2012, to income as the entities depreciate, amortize or dispose of the related net assets.

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

Capitalized operating permits. Our Waste Management Segment capitalizes direct costs related to the acquisition or renewal of operating permits and amortize such costs by the straight-line method over the term of the applicable permit. Our net capitalized operating permit costs include (i) costs to renew certain permits for which the renewal application is pending with the applicable regulatory agency and (ii) costs to apply for certain new permits which have not yet been issued by the applicable regulatory authority. We currently expect renewal of the permits for which application is still pending will occur in the ordinary course of business, and we are amortizing costs related to such renewals from the date the prior permit expired. All operating permits are generally subject to renewal at the option of the issuing governmental agency. We obtained our byproducts disposal license in 2008 and began amortizing such license when the byproduct disposal facility began operations in October 2009. We obtained our low-level radioactive waste (“LLRW”) license in September 2009. Our LLRW facilities commenced operations in 2012, at which time we began amortizing such license. Amortization of capitalized operating permit costs was $1.3 million for each of the years ended December 31, 2010 and 2011 and $4.9 million for the year ended December 31, 2012. Our estimated aggregate amortization expense for all our of capitalized permit costs as of December 31, 2012 is approximately $6.7 million in each of 2013 through 2017. The components of net capitalized permit costs are presented in the table below.

	December 31,
	2011	2012
	(In millions)
Net permit costs for:
Pending renewals of prior permits	$.3	$.2
Issued permits which are being amortized:
LLRW license (expires in 2024)	—	58.3
Byproduct license (expires in 2018)	6.6	5.6
Other (expires 2013 – 2024)	1.6	1.6

Total pending renewals and issued permits which are being amortized	8.5	65.7

Issued permits not yet subject to amortization	58.1	—

Total	$66.6	$65.7

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2010, 2011 and 2012 we capitalized $.9 million, $3.3 million and $1.7 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years
Mine development costs	Units-of-production
Landfill disposal costs	15 to 39 years

We expense expenditures for maintenance, repairs and minor renewals as incurred that do not improve or extend the life of the assets, including planned major maintenance.

We have a governmental concession with an unlimited term to operate our ilmenite mines in Norway. Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations and costs associated with the development of a new mine area which commenced production prior to 2010. While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to our mining operations.

We operate waste disposal facilities. We capitalize preparation costs for landfill disposal cells, including costs relating to excavation and grading and the design and construction of liner and leachate collection system. We recognize closure and post closure costs as part of the carrying value disposal facilities.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to fair value is required.

Closure and post closure costs. The closure and post closure obligations related to our Waste Management Segment’s waste disposal sites are covered by the scope of ASC Topic 410, Asset Retirement and Environmental Obligations. We recognize the fair value of a liability for an asset retirement obligation in accordance with ASC Topic 410 in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, we accrete the liability to its future value, and we depreciate the capitalized cost over the useful life of the related asset. The accretion and depreciation expenses are reported as a component of cost of sales in the accompanying income statement. We account for future revisions in the estimated fair value of the asset retirement obligation due to changes in the amount and/or timing of the expected future cash flows to settle the retirement obligation, prospectively as an adjustment to the previously-recognized asset retirement cost. Upon settlement of the liability, we will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. See Note 10.

Long-term debt. We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense, and compute amortization by either the interest method or the straight-line method over the term of the applicable issue.

Employee benefit plans. Accounting and funding policies for our retirement plans are described in Note 11.

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. Generally, subsidiaries make payments to or receive payments from us in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group. We made net cash payments for income taxes to Contran of $10.3 million in 2011 and $6.0 million in 2012 and we received net cash payments for income taxes from Contran of $16.1 million in 2010.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recorded in the Consolidated Financial Statements and the tax basis of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $1.0 billion at December 31, 2012 (at December 31, 2011 the amount was $978 million). It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to these earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. The amount of the benefit associated with our uncertain tax positions that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%. We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes. We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. See Note 12.

Environmental remediation and related costs. We record liabilities related to environmental remediation and related costs when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to its present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2011 and 2012, we had not recognized any receivables for recoveries. See Note 17.

Net sales. We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when we perform services. We include amounts charged to customers for shipping and handling costs in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report taxes assessed by a governmental authority such as sales, use, value added, excise taxes and fees from the State of Texas and Andrews County, Texas on a net basis (i.e., we do not recognize these taxes in either our revenues or in our costs and expenses).

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $83 million in 2010, $93 million in 2011 and $89 million in 2012. Shipping and handling costs of our Component Products and Waste Management Segments are not material. We expense advertising and research, development and sales technical support costs as incurred. Advertising costs attributable to continuing operations were approximately $1 million in 2010, $2 million in 2011 and $1 million in 2012. Research, development and certain sales technical support costs attributable to continuing operations were approximately $13 million in 2010, $20 million in 2011 and $19 million in 2012.

Note 2—Business and geographic segments:

Business segment	Entity	% controlled at December 31, 2012
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

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

•

Chemicals—Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics. See Note 7.

•

Component Products—We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), office and institutional furniture, cabinetry, tool storage and healthcare. All of CompX production facilities are in the United States. Prior to December, 2012 CompX also manufactured slides, pulls and ergonomic supports. See Note 3.

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

Interest income included in the calculation of segment operating income is not material in 2010, 2011 or 2012. Capital expenditures include additions to property and equipment but exclude amounts we paid for business units acquired in business combinations. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. Our investment in the TiO2 manufacturing joint venture (see Note 7) is included in the Chemicals Segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties. At December 31, 2012, approximately 15% of corporate assets were held by NL (in 2011 the percentage was 22%), with substantially all of the remainder held directly by Valhi.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Net sales:
Chemicals	$1,449.7	$1,943.3	$1,976.3
Component products	76.1	79.8	83.2
Waste management	7.7	2.0	27.8

Total net sales	$1,533.5	$2,025.1	$2,087.3

Cost of sales:
Chemicals	$1,106.7	$1,197.5	$1,418.2
Component products	53.7	55.6	58.9
Waste management	23.9	25.3	35.0

Total cost of sales	$1,184.3	$1,278.4	$1,512.1

Gross margin:
Chemicals	$343.0	$745.8	$558.1
Component products	22.4	24.2	24.3
Waste management	(16.2)	(23.3)	(7.2)

Total gross margin	$349.2	$746.7	$575.2

Operating income (loss):
Chemicals	$183.2	$553.0	$366.8
Component products	5.9	6.4	5.4
Waste management	(30.8)	(38.0)	(26.8)

Total operating income	158.3	521.4	345.4
Equity in earnings of joint venture General corporate items:	(.4)	(.5)	(.2)
Securities earnings	26.3	28.6	50.2
Insurance recoveries	18.8	16.9	3.3
Litigation settlement gains	6.3	—	14.7
Gain on sale of excess property	—	—	3.2
Litigation settlement expense	(32.2)	—	—
Goodwill impairment	—	—	(6.4)
General expenses, net	(29.9)	(40.7)	(45.3)
Loss on prepayment of debt, net	—	(3.1)	(7.2)
Interest expense	(68.4)	(61.8)	(56.3)

Income from continuing operations before income taxes	$78.8	$460.8	$301.4

	Years ended December 31,
	2010	2011	2012
	(In millions)
Depreciation and amortization:
Chemicals	$47.4	$50.2	$50.4
Component products*	7.7	6.8	5.8
Waste management	7.0	6.8	13.2

Total	$62.1	$63.8	$69.4

Capital expenditures:
Chemicals	$37.7	$68.6	$74.9
Component products*	2.1	3.2	4.3
Waste management	4.9	74.3	19.6
Corporate	—	.1	—

Total	$44.7	$146.2	$98.8

	December 31,
	2010	2011	2012
	(In millions)
Total assets:
Operating segments:
Chemicals	$2,101.4	$2,189.7	$2,401.1
Component products**	141.5	141.4	82.3
Waste management	166.4	223.4	265.0
Joint venture accounted for by the equity method	17.0	16.5	16.2
Corporate and eliminations	288.0	267.0	405.9

Total	$2,714.3	$2,838.0	$3,170.5

*	Includes discontinued operations for 2010, 2011 and 2012, see Note 3.
**	Includes discontinued operations for 2010 and 2011, see Note 3.

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2012 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $775 million (in 2011 the total was $726 million including $26 million related to discontinued operations).

	Years ended December 31,
	2010	2011	2012
	(In millions)
Net sales—point of origin:
United States	$648.5	$831.4	$1,153.8
Germany	714.2	1,039.7	977.7
Canada	245.4	301.7	339.1
Norway	188.3	245.1	284.0
Belgium	209.1	301.8	272.9
Eliminations	(472.0)	(694.6)	(940.2)

Total	$1,533.5	$2,025.1	$2,087.3

Net sales—point of destination:
North America	$499.4	$578.2	$760.7
Europe	822.2	1,141.3	1,011.4
Asia and other	211.9	305.6	315.2

Total	$1,533.5	$2,025.1	$2,087.3

	December 31,
	2010	2011	2012
	(In millions)
Net property and equipment:
United States**	$120.1	$189.0	$211.9
Germany	267.8	259.6	271.2
Canada**	80.4	80.0	73.0
Norway	100.5	101.5	109.5
Belgium	69.4	86.0	97.5
Taiwan**	7.9	7.7	—

Total	$646.1	$723.8	$763.1

**	Includes discontinued operations for 2010 and 2011, see Note 3.

Note 3—Business combinations, discontinued operations and related transactions:

Kronos Worldwide, Inc.

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

In December 2010, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos will use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. Through December 31, 2012, Kronos has not made any repurchases under the plan, and at December 31, 2012 all 2.0 million shares are available for repurchase.

In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Kronos for all periods presented to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

CompX International Inc.

Prior to 2010, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX will generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2010, 2011 and 2012, and at December 31, 2012 approximately 678,000 shares were available for purchase under these authorizations.

Discontinued operations—On December 28, 2012, CompX completed the sale of its furniture components operations to a competitor of that business for proceeds, net of expenses, of approximately $58.0 million in cash. We recognized a pre-tax gain of $23.7 million on the disposal of these operations ($15.7 million, or $.05 per basic and diluted share, net of income taxes and noncontrolling interest, as shown in the table below). Such pre-tax gain includes income of $10.4 million associated with the reclassification out of accumulated other comprehensive income related to foreign currency translation. The income taxes associated with the pre-tax gain on disposal is less than the U.S. statutory income tax rate of 35% principally due to the utilization of foreign tax credits, the benefit of which had previously not been recognized in part because such benefit did not meet the “more-likely-than-not” recognition criteria and in part because we have not previously elected to claim a credit with respect to foreign income taxes paid because our tax elections are consistent with the elections of Contran and Contran had not previously elected to claim credit. The furniture components operations primarily sold products with lower average margins and higher commodity raw material content than other operations of CompX’s business. We believe disposing of this business will enable us to focus more effort on continuing to develop the remaining portion of CompX’s business that we believe has greater opportunity for higher returns and with less volatility in the cost of commodity raw materials.

Selected financial data for the operations of the disposed furniture Components business is presented below:

	Years ended December 31,
	2010	2011	2012
	(In millions)
Income statement:
Net sales	$59.1	$59.0	$60.7

Operating income	$3.4	$9.1	$7.4

Income (loss) from discontinued operations:
Income before taxes	$3.5	$9.1	$7.2
Income tax expense	4.0	5.0	3.5

Income (loss) from discontinued operations, net of tax	(.5)	4.1	3.7

Gain on sale of discontinued operations:
Gain on sale	—	—	23.7
Income tax expense	—	—	1.9

Gain on sale discontinued operations, net of tax	—	—	21.8

Total discontinued operations, net of tax	(.5)	4.1	25.5

Noncontrolling interest in income from discontinued operations	.1	1.1	1.0
Noncontrolling interest in gain on sale of discontinued operations	—	—	6.1

Total noncontrolling interest in discontinued operations	.1	1.1	7.1

Total discontinued operations, net of tax and noncontrolling interest	$(.4)	$3.0	$18.4

In accordance with generally accepted accounting principles, the assets and liabilities relating to the furniture components business were eliminated from the 2012 Consolidated Balance Sheet at the date of sale. We have reclassified our Consolidated Income Statements to reflect the disposed business as discontinued operations for all periods presented. We have not reclassified our Consolidated Balance Sheet or our Consolidated Statement of Cash Flows to reflect discontinued operations.

Major classes of assets and liabilities of discontinued operations included in our Consolidated Balance Sheet at December 31, 2011 are as follows (in millions):

Cash	$6.3
Accounts receivables	6.1
Inventory	7.6
Other current assets	.6
Goodwill	13.6
Property and equipment, net	17.4
Other noncurrent assets	.3

Total assets	$51.9

Current liabilities	$7.9
Noncurrent liabilities	3.3

Total liabilities	$11.2

In conjunction with the sale of CompX’s Furniture Components business, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by our Taiwanese furniture component subsidiary. We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in such land is represented by a $3.0 million promissory note receivable at December 31, 2012, issued to CompX by its former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from a future sale of the land are required to be used to settle the note receivable. During the first quarter of 2013, CompX entered into an agreement with a third party to sell the land which is expected to be substantially completed by the end of the first quarter. The value of the note receivable as of December 31, 2012 represents the expected net proceeds less disposal costs based on the land sale agreement with the third party which represents a Level 2 input as defined by ASC 820-10-35. Such note receivable is classified as part of other current assets in our Consolidated Balance Sheet at December 31, 2012.

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized gains/ (losses), net
	(In millions)
December 31, 2011:
Current assets:
Mutual funds	$20.9	$21.1	$(.2)
Other	1.6	1.6	—

Total	$22.5	$22.7	$(.2)

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
TIMET common stock	97.7	86.0	11.7
Other	6.4	6.5	(.1)

Total	$354.1	$342.5	$11.6

December 31, 2012:
Current assets	$.9	$.9	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	6.8	6.7	.1

Total	$256.8	$256.7	$.1

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2011:
Current assets:
Mutual funds	$20.9	$20.9	$—	$—
Other	1.6	—	1.6	—

Total	$22.5	$20.9	$1.6	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$—	$—	$250.0
TIMET common stock	97.7	97.7	—	—
Mutual funds and other common stocks	6.4	2.6	3.8	—

Total	$354.1	$100.3	$3.8	$250.0

December 31, 2012:
Current assets	$.9	$—	$.9	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$—	$—	$250.0
Mutual funds and common stocks	6.8	3.5	3.3	—

Total	$256.8	$3.5	$3.3	$250.0

Amalgamated Sugar. Prior to 2010, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugar beet growers in Amalgamated’s areas of operations. Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets we transferred to the LLC was approximately $34 million. When we transferred control of our operations to Snake River in return for our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes. Therefore, the cost basis of our investment in the LLC is $250 million. As part of this transaction, Snake River made certain loans to us aggregating $250 million. These loans are collateralized by our interest in the LLC. See Notes 9 and 15.

We and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year (the “base” level), with a preferential 95% share going to us. To the extent the LLC’s distributions are below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributions in excess of the base level until the shortfall is recovered. Under certain conditions, we are entitled to receive additional cash distributions from the LLC. At our option, we may require the LLC to redeem our interest in the LLC, and the LLC has the right to redeem, at their option, our interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us. If we require the LLC to redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 million loans from Snake River.

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

Prior to 2010, Snake River agreed that the annual amount of distributions we receive from the LLC would exceed the annual amount of interest payments we owe to Snake River on our $250 million in loans from Snake River by at least $1.8 million. If we receive less than the required minimum amount, certain agreements we previously made with Snake River and the LLC, including a reduction in the amount of cumulative distributions that we must receive from the LLC in order to prevent us from becoming able to temporarily take control of the LLC, would retroactively become null and void and we would be able to temporarily take control of the LLC if we so desired. Through December 31, 2012, Snake River and the LLC maintained the applicable minimum required levels of cash flows to us.

We report the cash distributions received from the LLC as dividend income. We recognize distributions when they are declared by the LLC, which is generally the same month we receive them, although in certain cases distributions may be paid on the first business day of the following month.

See Note 15. The amount of such future distributions we will receive from the LLC is dependent upon, among other things, the future performance of the LLC’s operations. Because we receive preferential distributions from the LLC and we have the right to require the LLC to redeem our interest for a fixed and determinable amount beginning at a fixed and determinable date, we account for our investment in the LLC as a marketable security carried at its cost basis of $250 million. The cost basis is also the fair value of our investment determined using Level 3 inputs as the $250 million redemption price of our investment in the LLC as well as the amount of our debt owed to Snake River Company that is collateralized by our investment in the LLC. There has been no change to the fair value of our Amalgamated Sugar investment during 2010, 2011 or 2012. We do not expect to report a gain on the redemption at the time our LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of our investment in the LLC at the time of redemption.

TIMET. At December 31, 2011, we, directly and through our ownership in NL and Kronos, held approximately 6.5 million, or 3.7%, of the outstanding common stock of TIMET, and Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons (including us) owned a majority of TIMET’s outstanding common stock. We accounted for our investment in TIMET common stock as available-for-sale marketable securities, the fair value of which is determined using Level 1 inputs because TIMET is actively traded on the NYSE. At December 31, 2011, the quoted market price of TIMET common stock was $14.98. In December 2012, we sold all of our shares of TIMET common stock for $107.6 million ($16.50 per share) pursuant to a cash tender offer by a third party, and all of our affiliates also sold their shares of TIMET common stock for the same price. Securities transactions in 2012 consist of a $21.6 million pre-tax gain we recognized on the sale of these TIMET shares.

Mutual funds. During 2011, we held investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds had daily liquidity and were held for the temporary investment of cash available for our operations in order to generate a higher return than would have been available if such funds were invested in an asset qualifying for classification as a cash equivalent, and accordingly we classified our investments in these mutual funds as a current asset. The fair value of these securities was generally determined using Level 1 inputs because the mutual funds were actively traded. These funds were liquidated for cash proceeds in the first quarter of 2012.

Other. The fair value of our other marketable securities are either determined using Level 1 inputs (because the securities are actively traded) or determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 5—Accounts and other receivables, net:

	December 31,
	2011	2012
	(In millions)
Trade accounts receivable:
Kronos	$247.2	$229.7
CompX*	14.6	8.7
WCS	.3	4.8
VAT and other receivables	23.9	42.2
Allowance for doubtful accounts	(1.7)	(1.5)

Total	$284.3	$283.9

*	Includes discontinued operations for 2011, see Note 3.

Note 6—Inventories, net:

	December 31,
	2011	2012
	(In millions)
Raw materials:
Chemicals	$89.6	$151.5
Component products*	6.7	3.3

Total raw materials	96.3	154.8

Work in process:
Chemicals	17.3	27.3
Component products*	7.4	5.9

Total in-process products	24.7	33.2

Finished products:
Chemicals	281.5	395.6
Component products*	5.4	2.1

Total finished products	286.9	397.7

Supplies (primarily chemicals)	56.6	64.6

Total	$464.5	$650.3

*	Includes discontinued operations for 2011, see Note 3.

Note 7—Other assets:

	December 31,
	2011	2012
	(In millions)
Investment in affiliates:
Ti02 manufacturing joint venture	$89.2	$109.9
Basic Management and Landwell	16.5	16.2

Total	$105.7	$126.1

Other assets:
Waste disposal site operating permits, net	$66.6	$65.7
Restricted cash	7.6	20.9
Deferred financing costs	2.0	7.0
IBNR receivables	6.5	6.7
Capital lease deposit	6.2	6.2
Assets held for sale	7.3	2.6
Other	67.9	46.7

Total	$164.1	$155.8

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment and another Ti02 producer, Tioxide Americas, Inc. (“Tioxide”), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or “LPC”) that owns and operates a TiO2 plant in Louisiana. Tioxide is a wholly-owned subsidiary of Huntsman Corporation.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC, unless we and Tioxide agree otherwise (such as in 2012, when we purchased approximately 52% of the production from the plant). LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC. Each owner’s acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture’s production costs and interest expense, if any. Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold. We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows. The components of our net distributions (contributions) from LPC are shown in the table below.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Distributions from LPC	$26.1	$29.7	$79.5
Contributions to LPC	(23.7)	(25.9)	(100.2)

Net distributions (contributions)	$2.4	$3.8	$(20.7)

Summary balance sheets of LPC are shown below:

	December 31,
	2011	2012
	(In millions)
ASSETS
Current assets	$108.5	$139.8
Property and equipment, net	140.7	126.0

Total assets	$249.2	$265.8

LIABILITIES AND PARTNERS’ EQUITY
Other liabilities, primarily current	$68.0	$43.2
Partners’ equity	181.2	222.6

Total liabilities and partners’ equity	$249.2	$265.8

Summary income statements of LPC are shown below:

	Years ended December 31,
	2010	2011	2012
	(In millions)
Revenues and other income:
Kronos	$133.7	$144.8	$250.2
Tioxide	134.5	145.7	227.5

	268.2	290.5	477.7

Cost and expenses:
Cost of sales	267.7	290.1	477.3
General and administrative	.5	.4	.4

	268.2	290.5	477.7

Net income	$—	$—	$—

Investment in Basic Management and Landwell. We also own a 32% interest in Basic Management, Inc. (“BMI”), which provides utility services in the industrial park where one of TIMET’s plants is located, among other things. We also have a 12% interest in The Landwell Company (“Landwell”), which is actively engaged in efforts to develop certain real estate. BMI owns an additional 50% interest in Landwell. For federal income tax purposes Landwell is treated as a partnership, and accordingly the combined results of operations of BMI and Landwell include a provision for income taxes on Landwell’s earnings only to the extent that such earnings accrue to BMI. We record our equity in earnings of BMI and Landwell on a one-quarter lag because their financial statements are generally not available to us on a timely basis. Certain selected combined financial information of BMI and Landwell is summarized below.

	September 30,
	2011	2012
	(In millions)
ASSETS
Current assets	$16.1	$25.7
Prepaid costs and other	19.9	11.6
Property and equipment, net	6.5	6.4
Investment in undeveloped land and water rights	40.4	42.0
Land and development costs	13.5	12.7

Total assets	$96.4	$98.4

LIABILITIES AND EQUITY
Current liabilities	$5.7	$14.2
Long-term debt	16.2	14.3
Deferred income taxes	5.9	6.0
Other noncurrent liabilities	6.7	3.4
Equity	61.9	60.5

Total liabilities and equity	$96.4	$98.4

	Twelve months ended September 30,
	2010	2011	2012
	(In millions)
Total revenues	$6.9	$10.0	$10.4
Loss before income taxes	(4.6)	(2.7)	(1.2)
Net loss	(3.6)	(2.1)	(1.4)

Assets held for sale. At December 31, 2012 our assets held for sale consisted primarily of properties of our Component Products Segment which were formerly used in its operations, the River Grove facility (land, building and building improvements) and the Neenah land. These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP. In the third quarter of 2012 we obtained updated independent appraisals of the Byron Center and River Grove facilities. Based on these appraisals, we recognized write-downs in the third quarter of $.2 million on each of the Byron Center and River Grove facilities to reduce the carrying value of the assets to their estimated fair value less cost to sell. We sold the Byron Center facility in December 2012 for net proceeds of $3.6 million, which net proceeds were less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $.8 million during the fourth quarter of 2012.

In the fourth quarter of 2012, we entered into an agreement to sell the River Grove facility. The transaction closed during the first quarter of 2013. The net proceeds from the sale approximate the carrying value of the assets as of December 31, 2012. The valuation of the River Grove facility as of December 31, 2012 is based on a sales contract with a third party which represents a Level 2 input as defined by ASC 820-10-35.

We also recognized asset held for sale write-downs of $.5 million in 2010 and $1.1 million in 2011 related to these properties, associated with obtaining updated appraisals on the properties. These appraisals represent a Level 2 input as defined by ASC 820-10-35.

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

Restricted cash relates primarily relates to our Chemicals (see Notes 9 and 12) and Waste Management Segments (see Note 17).

The capital lease deposit relates to certain indebtedness of our Waste Management Segment and is discussed in Note 9.

Note 8—Goodwill and other intangible assets:

Goodwill. Changes in the carrying amount of goodwill during the past three years by operating segment are presented in the table below. Goodwill acquired in 2011 relates to discontinued operations, see Note 3.

	Operating segment
	Chemicals	Component Products	EWI	Total
	(In millions)
Balance at December 31, 2009	$352.6	$37.9	$6.4	$396.9
Changes in foreign exchange rates	—	.5	—	.5

Balance at December 31, 2010	352.6	38.4	6.4	397.4
Changes in foreign exchange rates	—	(.4)	—	(.4)
Goodwill acquired	—	3.1	—	3.1

Balance at December 31, 2011	352.6	41.1	6.4	400.1
Sale of discontinued operations	—	(14.3)	—	(14.3)
Goodwill impairment	—	—	(6.4)	(6.4)
Changes in foreign exchange rates	—	.3	—	.3

Balance at December 31, 2012	$352.6	$27.1	$—	$379.7

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. All of our goodwill related to our Chemicals Segment was generated prior to 2010 from our various step acquisitions of NL and Kronos, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the two reporting units within that operating segment: security products and furniture components. Prior to December 31, 2012, we also had approximately $6.4 million of goodwill which resulted from NL’s acquisition of EWI Re, Inc., an insurance brokerage subsidiary. EWI brokers certain insurance policies for Contran and certain of its affiliates, including us and our subsidiaries, as well as for certain third parties. See Note 16.

We test for goodwill impairment at the reporting unit level. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices, a Level 1 input, while discounted cash flows are a Level 3 input. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. In accordance with the requirements of ASC Topic 350-20-35, we review goodwill for each of our reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value.

During 2010 and 2011, we tested our goodwill for impairment only in the third quarter of the year in connection with our annual goodwill impairment test. We also tested our goodwill for impairment in connection with our annual goodwill impairment test during the third quarter of 2012. No impairment was indicated as part of such 2010, 2011 or 2012 annual review of goodwill. However, as a result of the December 2012 disposition of CompX’s furniture components reporting unit and the December 2012 sale of all common stock of TIMET owned by Contran Corporation and its affiliates (including us and our subsidiaries), a significant portion of EWI’s insurance brokerage business was lost (including TIMET). Consequently, we reevaluated goodwill associated with EWI due to the triggering event caused by significant impact these dispositions had on EWI’s business in December 2012, and concluded that all of our goodwill related to EWI was impaired. Accordingly, we recognized a $6.4 million goodwill impairment in December 2012. In addition, we had goodwill of approximately $14.3 million attributable to the disposed CompX furniture components operations, see Note 3.

Prior to 2010, we recorded a $10.1 million goodwill impairment in our Component Products Segment. Our consolidated gross goodwill at December 31, 2012 is $396.2 million.

Other intangible assets.

Other intangible assets totaled $2.1 million and $.2 million net of accumulated amortization of $3.8 million at December 31, 2011 and 2012. The decrease in intangible assets in 2012 is the result of the sale of discontinued operations. See Note 3.

Amortization of intangible assets related to continuing operations was $.5 million in each of 2010 and 2011, and $.3 million in 2012. Estimated aggregate intangible asset amortization expense for the next five years is not significant.

Note 9—Long-term debt:

	December 31,
	2011	2012
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	—	157.6

Total Valhi debt	250.0	407.6

Subsidiary debt:
Kronos—
Term loan	—	384.5
6.5% Senior Secured Notes	360.6	—
Revolving European credit facility	—	13.2
CompX—
Promissory note payable to TIMET	22.2	18.5
Bank credit facility	2.0	—
WCS—
Financing capital lease	71.1	69.9
6% promissory notes	11.7	7.2
NL promissory note	9.0	—
Other	9.8	9.2

Total subsidiary debt	486.4	502.5

Total debt	736.4	910.1
Less current maturities	19.0	29.6

Total long-term debt	$717.4	$880.5

Valhi. Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC. The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027. At December 31, 2012, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 4.

We also have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $225 million. The facility, as amended, bears interest at prime plus 1% (4.25% at December 31, 2012), and is due on demand, but in any event no earlier than December 31, 2014. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance (except during periods during which Contran would be a net borrower from Valhi). In December 2012, we borrowed $157.6 million under this facility and used the proceeds to repay an intercompany note with our Chemicals Segment (which note was eliminated in the preparation of our Consolidated Financial Statements). At December 31, 2012 an additional $67.4 million was available for borrowings.

Kronos—Term Loan—In June 2012, Kronos entered into a $400 million term loan. Kronos used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes (€279.2 million principal amount outstanding), as discussed below. The term loan was issued at 98.5% of the principal amount, or an aggregate of $394 million. The term loan provides for an additional $100 million of term loan borrowings in the future under certain conditions. The remaining net proceeds of the term loan, plus any additional term loan which might be borrowed in the future, are available for Kronos’ general corporate purposes. The term loan permits the continued payment of regular quarterly dividends as well as the payment of special dividends, if any. The term loan:

•

bears interest, at Kronos’ option, at LIBOR (with LIBOR no less than 1.0%) plus 4.75%, or the base rate, as defined in the agreement, plus 3.75%. The average interest rate on these borrowings at December 31, 2012, and for the period from issuance to December 31, 2012, was 5.75% and 5.82%, respectively;

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

•

contains a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and requires the maintenance of a specified financial covenant (leverage to EBITDA, as defined) to be less than or equal to 3.5 to 1.0; and

•	contains customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50 million.

The carrying amount of the term loan includes unamortized original issue discount of $5.5 million at December 31, 2012.

In February 2013, Kronos voluntarily prepaid an aggregate $290 million principal amount of the term loan. Funds for such prepayment were provided by $100 million of cash on hand as well as borrowings of $190 million under a new loan from Contran. We expect to recognize a non-cash pre-tax interest charge of approximately $7 million in the first quarter of 2013 consisting of the write-off of unamortized original issue discount costs and deferred financing costs associated with such prepayment. Such new loan from Contran contains terms and conditions substantially identical to the terms and conditions of the term loan, except that the loan from Contran is unsecured and contains no financial maintenance covenant. As a result of this prepayment, the remaining $100 million principal amount of the term loan is not repayable until final maturity of the term loan in June 2018. It is possible we might borrow additional amounts from Contran in the future to voluntarily prepay the remaining $100 million principal amount outstanding under the term loan. The independent members of Kronos’ board of directors approved the terms and conditions of the new loan from Contran.

Senior Secured Notes—In March 2011, Kronos redeemed €80 million of its €400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, Kronos repurchased in open market transactions an aggregate of €40.8 million principal amount of the Senior Notes for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remained outstanding. We recognized a $3.3 million pre-tax interest charge related to the redemption of €80 million of the Senior Notes in the first quarter of 2011, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. We recognized a $.2 million net gain on €40.8 million principal amount of Senior Notes repurchased in open market transactions.

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

Revolving North American credit facility—Also in June 2012, Kronos entered into a $125 million revolving bank credit facility which matures June 2017. Borrowings under the revolving credit facility are available for our general corporate purposes. Available borrowings on this facility are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, of certain of Kronos’ North American subsidiaries less any outstanding letters of credit up to $15 million issued under the facility (with revolving borrowings by Kronos’ Canadian subsidiary limited to $25 million). Any amounts outstanding under the revolving credit facility bear interest, at Kronos’ option, at LIBOR plus a margin ranging from 1.5% to 2.0% or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 1.0%. The credit facility is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions which, among other things, restricts the borrowers’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and under certain conditions requires the maintenance of a specified financial covenant (fixed charge coverage ratio, as defined) to be at least 1.0 to 1.0. During December 2012, we borrowed and repaid $71 million under this facility at an average interest rate of 3.75%. At December 31, 2012, we had no outstanding borrowings under this revolving credit facility and approximately $125 million was available for borrowing.

Revolving European credit facility—Kronos’ operating subsidiaries in Germany, Belgium, Norway and Denmark have a €120 million secured revolving bank credit facility that, as amended in September 2012, matures in September 2017. Kronos may denominate borrowings in Euros, Norwegian kroner or U.S. dollars. Outstanding borrowings bear interest at LIBOR plus 1.90%. The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity, and requires the maintenance of certain financial ratios. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.

During 2012, Kronos borrowed €80 million ($107.4 million when borrowed) under its European credit facility, and subsequently repaid €70 million ($88.6 million when repaid). The average interest rate on these borrowings as of and for the year ended December 31, 2012 was 1.88% and 2.01%, respectively. As of December 31, 2012, the equivalent of $144.9 million was available for borrowing under this facility.

Canada—In December 2011, Kronos’ Canadian subsidiary entered into a Cdn. $10.0 million loan agreement with the Bank of Montreal for the limited purpose of issuing letters of credit. The facility renews annually. Letters of credit are collateralized by restricted deposits at the Bank of Montreal ($7.5 million at December 31, 2012). See Note 7. The facility contains certain restrictive covenants which, among other things, restrict the subsidiary from incurring additional indebtedness in excess of Cdn. $35 million. At December 31, 2012, an aggregate of Cdn. $7.5 million letters of credit were outstanding under this facility.

In December 2011, Kronos’ Canadian subsidiary entered into an agreement with an economic development agency of the Province of Quebec, Canada pursuant to which we may borrow up to Cdn. $7.1 million from such agency. Borrowings may only be used to fund capital improvements at our Canadian plant and are limited to a specified percentage of such capital improvements. Borrowings are non-interest bearing, with monthly payments commencing in 2017. The agreement contains certain restrictive covenants, which, among other things, restricts the subsidiary’s ability to sell assets or enter into mergers, and requires our subsidiary to maintain certain financial ratios and maintain specified levels of employment. At December 31, 2012, we had no borrowings under this agreement.

CompX. At December 31, 2011 CompX had a $37.5 million revolving bank credit facility that matured in January 2012. In January 2012, CompX amended and restated the terms of the credit facility to extend the maturity date to January 2015 and reduce the size of the facility from $37.5 million to $30.0 million. The credit facility was collateralized by 65% of the ownership interests in its first-tier non-U.S. subsidiaries. CompX had net borrowings of $3.0 million under the credit facility in 2010, which were repaid in February 2011. In July 2011, CompX borrowed approximately $5.3 million under the credit facility in connection with an acquisition within its former Furniture Components segment, and subsequently repaid $2.9 million of the borrowing during the remainder of 2011. The interest rate on the $2.0 million outstanding under the credit facility at December 31, 2011 was 4.4%. The $2.0 million outstanding at December 31, 2011 was repaid in the fourth quarter of 2012 prior to the completion of the disposal of its Furniture Components segment, at which time the credit facility was terminated.

Note payable to Timet Finance Management Company—Prior to 2010, CompX purchased and/or cancelled certain shares of its Class A common stock from Timet Finance Management Company (“TFMC”). TFMC is a wholly-owned subsidiary of Titanium Metals Corporation, which was one of our affiliates until December 20, 2012. CompX paid for the shares acquired in the form of a promissory note which, as amended, bears interest at LIBOR plus 1% (1.4% at December 31, 2012) and provides for quarterly principal repayments of $250,000, with the balance due at maturity in September 2014. The promissory note is prepayable, in whole or in part, at any time at CompX’s option without penalty. The promissory note was subordinated to CompX’s U.S. revolving bank credit facility until such facility was terminated in December 2012. The promissory note was amended in September 2009 resulting in the deferral of interest payments until March 2011 and the postponement of the quarterly principal repayments until March 2011. CompX had net repayments on this note payable of nil in 2010, $20 million in 2011, (including $15.0 million of prepayments in 2011 using cash we received upon collection of our promissory note receivable discussed in Note 17) and $3.8 million in 2012.

NL—NL’s $18.0 million long-term promissory note was paid in full during 2012 and is discussed in Note 17.

WCS—In December 2010, WCS closed under a Sale and Purchase Agreement with the County of Andrews, Texas whereby WCS sold certain real and personal property constituting a substantial portion of its property and equipment (“Transferred Assets”) to the County for gross proceeds of $75 million. WCS used the net proceeds received under the Agreement to finance the construction of its Federal and Texas Compact LLRW disposal facilities. As a condition under the Agreement, in December 2010 WCS also concurrently entered into a Lease Agreement (“Lease”) with the County pursuant to which WCS agreed to lease the Transferred Assets back from the County for a period of 25 years. The Lease requires monthly rental payments payable from December 2010 through August 2035, and during the Lease term WCS is responsible for all costs associated with the use, occupancy, possession and operation of the Transferred Assets. Under the terms of the Agreement, WCS was also required to pay all of the County’s costs associated with the transactions, and the proceeds WCS received from the County upon closing under the Sale and Purchase Agreement were net of the County’s cost, which aggregated approximately $2.6 million At the end of the Lease term, title to the Transferred Assets automatically reverts back to WCS without further payment obligation. Prior to the end of the Lease term, WCS may, at its option, terminate the Lease early upon payment of specified amounts to the County, at which time the Transferred Assets would also revert back to WCS. For financial reporting purposes, we have accounted for these transactions in tandem as a financing capital lease, in which we continue to recognize the Transferred Assets on our Consolidated Balance Sheet and our rental payments due under the Lease are accounted for as debt. The capital lease has an effective interest rate of approximately 7.0%. At the inception of the Lease, WCS was required to prepay to the County an amount ($6.2 million) equal to its aggregate lease rentals due to the County in the final year of the Lease, the County will hold the funds as a prepaid deposit. The deposit serves as collateral for WCS’ performance under the Lease and is included in our other noncurrent assets. See Note 7.

As part of the termination of a contract with a former customer regarding various contractual and legal claims, in April 2010 WCS issued the former customer a $12.0 million long-term promissory note. The note is unsecured, bears interest at a fixed rate of 6% and is payable in five equal annual installments of principal plus accrued interest that began on December 31, 2010. WCS has the right to prepay the note at any time without penalty. A substantial portion of the principal amount of the promissory note issued was offset against deferred revenue that was unearned by us. The remaining $1.1 million we recognized in contract termination expense related to this agreement in the first quarter of 2010. At December 31, 2012, the outstanding principal balance of this promissory note was $4.8 million.

In December 2010, WCS issued a vendor, in final settlement of certain accrued construction retainage owed to such vendor, a $6.6 million non-interest bearing promissory note due on December 31, 2013. WCS made payments of $1.7 million and $2.4 million on December 31, 2011 and 2012, respectively. The note calls for a final payment of $2.5 million on December 31, 2013. While the note is non-interest bearing, it does provide for a 6% discount rate in the event we elect, at our option, to prepay the promissory note. For financial reporting purposes, we discounted the note to its present value of $5.82 million at issuance based on this 6% discount rate. The amount of accrued construction retainage payable we had previously recognized was approximately $1.4 million greater than such $5.82 million amount, and as part of the settlement we reduced the value of our property and equipment by such excess to reflect the final cost. At December 31, 2012, the carrying value of our remaining obligation to the vendor under this promissory note was $2.4 million.

Aggregate maturities of long-term debt at December 31, 2012

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2013	$34.2
2014	205.7
2015	28.2
2016	28.5
2017	39.7
2018 and thereafter	648.6

Subtotal	984.9
Less amounts representing interest on capital leases and discount on other debt obligations	74.8

Total long-term debt	$910.1

Restrictions and other. Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at December 31, 2012. We believe we will be able to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facility; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 10—Accounts payable and accrued liabilities:

	December 31,
	2011	2012
	(In millions)
Accounts payable:
Kronos	$186.6	$161.3
CompX*	6.2	2.8
WCS	1.1	.9
Other	2.4	4.6

Total	$196.3	$169.6

Current accrued liabilities:
Employee benefits*	$45.4	$38.5
Accrued sales discounts and rebates	11.8	14.9
Environmental costs	8.6	7.6
Interest	5.0	.3
Deferred income	3.5	5.4
Reserve for uncertain tax positions	—	3.0
Other*	71.7	42.5

Total	$146.0	$112.2

Noncurrent accrued liabilities:
Reserve for uncertain tax positions	$26.9	$29.4
Asset retirement obligations	3.9	23.8
Insurance claims and expenses	9.7	9.7
Employee benefits	10.3	11.3
Deferred income	1.1	1.0
Other	3.5	3.1

Total	$55.4	$78.3

*	Includes discontinued operations for 2011, see Note 3.

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. Our reserve for uncertain tax positions is discussed in Note 12.

Other asset retirement obligations include amounts related to the closure and post-closure obligations associated with our Waste Management Segment’s facility in West Texas. Our Compact and Federal LLRW disposal facilities were fully certified for operations in 2012, at which time we increased our estimated asset retirement obligation by approximately $19.1 million. We are required to provide certain financial assurance to the Texas government agencies with respect to the decommissioning obligations related to such facility, as more fully described in Note 17. Certain of our affiliates have provided or assisted us in providing such financial assurance, as discussed in Note 16.

Estimates of the ultimate cost to be incurred to settle our closure and post closure obligation require a number of assumptions, are inherently difficult to develop and the ultimate outcome may differ materially from current estimates. However, we believe our experience in the environmental services business provides a reasonable basis for estimating such costs. As additional information becomes available, cost estimates will be adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of studies or other factors could necessitate the recording of additional liabilities which could be material.

Note 11—Employee benefit plans:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense attributable to continuing operations approximated $2.9 million in 2010, $3.4 million in 2011 and $3.9 million in 2012.

Defined benefit plans. Kronos and NL sponsor various defined benefit pension plans worldwide. The benefits under our defined benefit plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of $28.5 million to all of our defined benefit pension plans during 2013. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2013	$27.9 million
2014	28.5 million
2015	28.4 million
2016	28.4 million
2017	29.2 million
Next 5 years	162.0 million

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2011	2012
	(In millions)
Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$59.8	$65.3
Interest cost	2.9	2.7
Actuarial loss	6.2	4.9
Benefits paid	(3.6)	(3.8)

Balance at end of the year	$65.3	$69.1

Change in plan assets:
Fair value at beginning of the year	$50.4	$45.4
Actual return on plan assets	(1.6)	6.9
Employer contributions	.2	2.2
Benefits paid	(3.6)	(3.8)

Fair value at end of year	$45.4	$50.7

Funded status	$(19.9)	$(18.4)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.3)	$(.3)
Noncurrent	(19.6)	(18.1)

Total	(19.9)	(18.4)
Accumulated other comprehensive loss—
Actuarial loss	37.3	38.1

Total	$17.4	$19.7

Accumulated benefit obligations (“ABO”)	$65.3	$69.1

The components of our net periodic defined benefit pension benefit cost (credit) for U.S. plans are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial losses for 2010, 2011 and 2012 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2009, 2010 and 2011, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Net periodic pension benefit cost (credit) for U.S. plans:
Interest cost	$3.2	$2.9	$2.7
Expected return on plan assets	(4.2)	(4.8)	(4.5)
Amortization of unrecognized net actuarial loss	1.2	1.0	1.6

Total	$.2	$(.9)	$(.2)

Certain information concerning our U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2011	2012
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$65.3	$69.1
Accumulated benefit obligations	65.3	69.1
Fair value of plan assets	45.4	50.7

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plan as of December 31, 2011 and 2012 are 4.2% and 3.6%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plan is frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plan for 2010, 2011 and 2012 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plan is frozen with regards to compensation.

	Years ended December 31,
Rate	2010	2011	2012
Discount rate	5.7%	5.1%	4.2%
Long-term return on plan assets	10.0%	10.0%	10.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our foreign defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2011	2012
	(In millions)
Change in PBO:
Balance at beginning of the year	$454.8	$469.7
Service cost	11.2	10.4
Interest cost	24.1	22.8
Participants’ contributions	1.9	1.8
Actuarial loss	18.4	95.9
Change in currency exchange rates	(13.4)	15.3
Benefits paid	(27.3)	(24.4)

Balance at end of the year	$469.7	$591.5

Change in plan assets:
Fair value at beginning of the year	$334.8	$343.7
Actual return on plan assets	18.2	49.0
Employer contributions	25.7	28.2
Participants’ contributions	1.9	1.8
Change in currency exchange rates	(9.6)	11.6
Benefits paid	(27.3)	(24.4)

Fair value at end of year	$343.7	$409.9

Funded status	$(126.0)	$(181.6)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$—	$5.1
Accrued pension costs:
Current	(1.3)	(1.9)
Noncurrent	(124.7)	(184.8)

Total	(126.0)	(181.6)

Accumulated other comprehensive loss:
Actuarial loss	133.9	190.8
Prior service cost	6.5	5.4
Net transition obligations	1.7	1.3

Total	142.1	197.5

Total	$16.1	$15.9

ABO	$437.5	$545.9

The components of our net periodic defined benefit pension benefit cost for our foreign plans are presented in the table below. The amounts shown below for the amortization of unrecognized prior service cost, net transition obligations and actuarial losses for 2010, 2011 and 2012 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2009, 2010 and 2011, respectively, net of deferred income taxes and noncontrolling interest. During 2011, certain eligible participants elected to take lump sum distributions upon their retirement, resulting in a nominal settlement charge in 2011.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Net periodic pension cost for foreign plans:
Service cost	$10.4	$11.2	$10.4
Interest cost	22.3	24.1	22.8
Settlement loss	—	.5	—
Expected return on plan assets	(16.8)	(18.0)	(17.4)
Amortization of unrecognized:
Prior service cost	.9	1.2	1.1
Net transition obligations	.5	.5	.4
Net actuarial loss	5.8	6.8	8.0

Total	$23.1	$26.3	$25.3

Certain information concerning our foreign defined benefit pension plans is presented in the table below.

	December 31,
	2011	2012
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$469.7	$529.4
Accumulated benefit obligations	437.5	491.5
Fair value of plan assets	343.7	342.7

A summary of our key actuarial assumptions used to determine foreign benefit obligations as of December 31, 2011 and 2012 was:

	December 31,
Rate	2011	2012
Discount rate	4.9%	3.7%
Increase in future compensation levels	3.1%	3.1%

A summary of our key actuarial assumptions used to determine foreign net periodic benefit cost for 2010, 2011 and 2012 are as follows:

	Years ended December 31,
Rate	2010	2011	2012
Discount rate	5.5%	5.1%	4.9%
Increase in future compensation levels	3.0%	3.0%	3.1%
Long-term return on plan assets	5.5%	5.5%	5.2%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for unrecognized actuarial losses, prior service cost and net transition obligations at December 31, 2011 and 2012 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2011 and 2012. We expect approximately $13.7 million, $1.1 million and $.4 million of the unrecognized actuarial losses, prior service cost and net transition obligations, respectively, will be recognized as components of our periodic defined benefit pension cost in 2013. The table below details the changes in other comprehensive income (loss) during 2010, 2011 and 2012.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	$(11.4)	$(30.1)	$(66.7)
Amortization of unrecognized:
Prior service cost	.9	1.2	1.1
Net transition obligations	.5	.5	.4
Net actuarial gain	7.0	8.2	9.7
Plan amendment	(3.8)	—	—

Total	$(6.8)	$(20.2)	$(55.5)

At December 31, 2011 and 2012, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.

The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. Prior to December 2012, the CMRT had an investment in TIMET common stock; however, in December 2012 the CMRT elected to sell its shares of common stock in conjunction with the tender offer discussed in Note 4. During the history of the CMRT from its inception in 1988 through December 31, 2012, the average annual rate of return has been 14%. For the years ended December 31, 2010, 2011 and 2012, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% of the assets of the CMRT at each of December 31, 2011 and 2012, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2011	2012
	(In millions)
CMRT asset value	$659.5	$726.4
CMRT fair value input:
Level 1	82%	82%
Level 2	1	1
Level 3	17	17

	100%	100%

CMRT asset mix:
Domestic equities, principally publicly traded	75%	43%
International equities, publicly traded	2	2
Fixed income securities, publicly traded	14	12
Privately managed limited partnerships	8	8
Other, primarily cash	1	35

	100%	100%

The increase in the relative portion of the CMRT invested in cash and other assets at December 31, 2012 is the result of the CMRT’s December 2012 disposition of its shares of TIMET common stock, which generated aggregate proceeds to the CMRT of $254.7 million (or approximately 35% of the CMRT’s total asset value at December 31, 2012), and which funds were invested in a cash equivalent at the end of 2012. Subsequently in January 2013, the CMRT redeployed such proceeds into other investments.

In determining the expected long-term rate of return on non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

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

•

In Canada, we currently have a plan asset target allocation of 46% to equity securities, 45% to fixed income securities, 9% to other investments and the remainder to cash. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The Canadian assets are Level 1 input because they are traded in active markets.

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 78% to fixed income securities, 9% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4%, 6% and 7%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 10% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

•

We also have plan assets in Belgium and the United Kingdom. The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input. The United Kingdom plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our December 31, 2011 and 2012 pension plan assets by fair value level is shown in the table below. The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plan’s investment in the CMRT.

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$187.2	$—	$—	$187.2
Canada:
Local currency equities	18.1	18.1	—	—
Foreign equities	28.0	28.0	—	—
Local currency fixed income	33.8	33.8	—	—
Cash and other	2.4	2.4	—	—
Norway:
Local currency equities	2.0	2.0	—	—
Foreign equities	3.7	3.7	—	—
Local currency fixed income	35.9	35.9	—	—
Foreign fixed income	4.3	4.3	—	—
Real estate	5.1	—	—	5.1
Cash and other	6.3	4.9	—	1.4
U.S.—CMRT	45.4	.1	45.3	—
Other	16.9	10.0	—	6.9

Total	$389.1	$143.2	$45.3	$200.6

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$224.8	$—	$—	$224.8
Canada:
Local currency equities	22.4	22.4	—	—
Foreign currency equities	30.3	30.3	—	—
Local currency fixed income	38.0	38.0	—	—
Global mutual fund	5.6	5.6	—	—
Cash and other	2.1	2.1	—	—
Norway:
Local currency equities	3.2	3.2	—	—
Foreign currency equities	5.2	5.2	—	—
Local currency fixed income	40.9	40.9	—	—
Foreign currency fixed income	4.8	4.8	—	—
Real estate	5.5	—	—	5.5
Cash and other	7.6	7.0	—	.6
U.S.—CMRT	50.7	—	50.7	—
Other	19.5	12.3	—	7.2

Total	$460.6	$171.8	$50.7	$238.1

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2011	2012
	(In millions)
Fair value at beginning of year	$214.9	$200.6
Gain on assets held at end of year	18.8	33.0
Gain on assets sold during the year	1.8	.1
Assets purchased	18.6	15.1
Assets sold	(18.1)	(14.3)
Transfers out	(29.2)	(1.0)
Currency exchange rate fluctuations	(6.2)	4.6

Fair value at end of year	$200.6	$238.1

Postretirement benefits other than pensions (OPEB). NL, Kronos and Tremont provide certain health care and life insurance benefits for their eligible retired employees. We have no OPEB plan assets, rather, we fund benefit payments as they are paid. At December 31, 2012, we expect to contribute the equivalent of approximately $1.6 million to all of our OPEB plans during 2013. Benefit payments to OPEB plan participants are expected to be the equivalent of:

2013	$1.6 million
2014	1.5 million
2015	1.4 million
2016	1.3 million
2017	1.2 million
Next 5 years	5.3 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2011	2012
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$21.4	$22.1
Service cost	.2	.3
Interest cost	1.0	.8
Actuarial loss	.9	.4
Change in currency exchange rates	(.2)	.3
Benefits paid from employer contributions	(1.2)	(1.2)

Balance at end of the year	$22.1	$22.7

Fair value of plan assets	$—	$—

Funded status	$(22.1)	$(22.7)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(1.7)	$(1.5)
Noncurrent	(20.4)	(21.2)

Total	(22.1)	(22.7)

Accumulated other comprehensive income (loss):
Net actuarial loss	3.4	3.8
Prior service credit	(12.3)	(10.5)

Total	(8.9)	(6.7)

Total	$(31.0)	$(29.4)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2011 and 2012 have not been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are now recognized in our accumulated other comprehensive income (loss) at December 31, 2011 and 2012. We expect to recognize approximately $1.8 million of prior service credit as a component of our periodic OPEB cost in 2013. The table below details the changes in other comprehensive income during 2010, 2011 and 2012.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss arising during the year	$(2.3)	$(.9)	$(.4)
Plan amendments	9.5	—	—
Amortization of unrecognized prior service credit	(.7)	(2.3)	(1.8)

Total	$6.5	$(3.2)	$(2.2)

In the fourth quarter of 2010, we amended our benefit formula for most participants of our plans effective January 1, 2011, resulting in a prior service credit of approximately $9.5 million as of December 31, 2010. Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our periodic OPEB cost are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial loss and prior service credit for 2010, 2011 and 2012 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2010, 2011 and 2012, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Net periodic OPEB cost (credit):
Service cost	$.6	$.2	$.3
Interest cost	1.2	1.0	.8
Amortization of unrecognized prior service credit	(.7)	(2.3)	(1.8)

Total	$1.1	$(1.1)	$(.7)

A summary of our key actuarial assumptions used to determine the net benefit obligations as of December 31, 2011 and 2012 follows:

	December 31,
	2011	2012
Healthcare inflation:
Initial rate	8.0%	7.0%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2018	2018
Discount rate	3.93%	3.47%

Assumed health care cost trend rates affect the amounts we report for health care plans. A one percent change in assumed health care trend rates would not have a material effect on the net periodic OPEB cost for 2012 or on the accumulated OPEB obligations at December 31, 2012.

The weighted average discount rate used in determining the net periodic OPEB cost for 2012 was 3.93% (the rate was 4.65% in 2011 and 5.4% in 2010). The weighted average rate was determined using the projected benefit obligations as of the beginning of each year.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12—Income taxes:

	Years ended December 31,
	2010	2011	2012
	(In millions)
Pre-tax income (loss) from continuing operations:
United States	$(.8)	$51.6	$89.0
Non-U.S. subsidiaries	79.6	409.2	212.4

Total	$78.8	$460.8	$301.4

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$27.6	$161.3	$105.4
Non-U.S. tax rates	(3.8)	(17.1)	(11.9)
Incremental U.S. tax on earnings of non-U.S. companies	18.3	28.8	1.0
German tax attribute adjustments	(35.2)	—	—
U.S. state income taxes, net	3.1	4.0	1.3
Adjustment to the reserve for uncertain tax positions, net	5.2	(8.5)	4.2
Change in valuation allowance	(.1)	(.7)	(1.1)
Nondeductible expenses	2.5	3.7	4.3
Tax rate changes	(1.5)	(.1)	1.9
French dividend surtax	—	—	.3
Other, net	(1.6)	(1.5)	(.6)

Provision for income taxes	$14.5	$169.9	$104.8

Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$3.6	$8.0	$.9
Non-U.S.	16.2	78.7	42.6

Total	19.8	86.7	43.5

Deferred income taxes:
U.S. federal and state	19.0	28.6	34.5
Non-U.S.	(24.3)	54.6	26.8

Total	(5.3)	83.2	61.3

Provision for income taxes	$14.5	$169.9	$104.8

Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$14.5	$169.9	$104.8
Income from discontinued operations	4.0	5.0	5.4
Other comprehensive income:
Marketable securities	6.0	7.7	(11.6)
Currency translation	(.2)	—	4.9
Pension plans	(.5)	(6.5)	(18.3)
OPEB plans	2.1	(1.0)	(.7)

Total	$25.9	$175.1	$84.5

The components of the net deferred tax liability at December 31, 2011 and 2012 are summarized below.

	December 31,
	2011		2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$8.4	$(6.6)	$3.6	$(10.3)
Marketable securities	2.2	(142.4)	—	(164.8)
Property and equipment	—	(89.3)	—	(104.5)
Accrued OPEB costs	6.8	—	6.9	—
Accrued pension costs	16.8	—	33.3	—
Accrued environmental liabilities and other deductible differences	38.8	—	43.1	—
Other taxable differences	—	(25.3)	—	(30.3)
Investments in subsidiaries and affiliates	—	(258.2)	—	(258.3)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(22.0)	—	(7.6)
Tax loss and tax credit carryforwards	160.0	—	153.0	—
Valuation allowance	(1.3)	—	(.2)	—

Adjusted gross deferred tax assets (liabilities)	231.7	(543.8)	239.7	(575.8)
Netting of items by tax jurisdiction	(80.2)	80.2	(109.8)	109.8

	151.5	(463.6)	129.9	(466.0)
Less net current deferred tax asset (liability)	18.8	(6.4)	9.6	(11.2)

Net noncurrent deferred tax asset (liability)	$132.7	$(457.2)	$120.3	$(454.8)

In the third quarter of 2012, France enacted certain changes in their income tax laws, including a 3% nondeductible surtax on all dividend distributions on which tax is assessed at the time of the distribution against the company making such distribution. Consequently, our Chemicals Segment’s French subsidiary will be required to pay an additional 3% tax on all future dividend distributions. Our undistributed earnings in France are deemed to be permanently reinvested and such tax will be recognized as part of our income tax expense if and when a dividend is declared and at that time a related tax will be remitted to the French government in accordance with the applicable tax law. During 2012, our French subsidiary distributed an $8.9 million dividend. At December 31, 2012, our Chemicals Segment’s French subsidiary has undistributed earnings of approximately $10.8 million that, if distributed, would be subject to the 3% surtax.

Our income tax provision in 2012 includes a net incremental tax benefit of $3.1 million attributable to our Chemicals Segment. We determined during the third quarter that due to global changes in the business we would not remit certain dividends from our Chemicals Segment’s non-U.S. jurisdictions. As a result, certain current year tax attributes were available for carryback to offset prior year tax expense and our provision for income taxes in the third quarter included an incremental tax benefit of $11.1 million. During the fourth quarter as a result of a change in circumstances related to our sale and the sale by certain of our affiliates of their shares of TIMET common stock, which sale provided an opportunity for us and other members of our consolidated U.S. federal income tax group to elect to claim foreign tax credits, we determined that we could tax-efficiently remit non-cash dividends from our Chemical Segment’s non-U.S. jurisdictions before the end of the year that absent the TIMET sale would not have been considered. Our provision for income taxes in the fourth quarter of 2012 includes an incremental tax related to the non-cash dividend distributions of $8.0 million.

Our provision for income taxes in 2011 includes $17.2 million for U.S. incremental income taxes on current earnings repatriated from our Chemicals Segment’s German subsidiary, which earnings were used to fund a portion of the repurchases of its Senior Secured Notes discussed in Note 9. In addition, we accrue U.S. incremental income taxes on the earnings of our Canadian subsidiary, which earnings we previously determined are not permanently reinvested.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2011 the German tax authorities agreed to an increase in Kronos’ German net operating loss carryforwards. Accordingly, we recognized a non-cash income tax benefit of $35.2 million in the first quarter of 2010.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 and 2012 our Chemicals Segment received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.5 million (see Note 9). If the full amount of the proposed adjustment were ultimately to be assessed against us the cash tax liability would be approximately $16.0 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2010, 2011 and 2012:

	Years ended December 31,
	2010	2011	2012
	(In millions)
Unrecognized tax benefits:
Amount beginning of year	$31.8	$37.4	$23.0
Net increase:
Tax positions taken in prior periods	.3	.5	1.1
Tax positions taken in current period	5.4	6.0	11.0
Settlements with taxing authorities—cash paid	—	—	(.1)
Lapse due to applicable statute of Limitations	(.5)	(20.6)	(1.8)
Changes in currency exchange rates	.4	(.3)	.2

Amount at end of year	$37.4	$23.0	$33.4

If our uncertain tax positions were recognized, a benefit of $32.2 million, $23.5 million and $27.9 million at December 31, 2010, 2011 and 2012, respectively, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $4.4 million during the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes of limitations.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2009 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to: 2003 for Norway; 2007 for Canada; 2008 for Germany; and 2009 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued $.8 million, $.6 million and $.9 million of interest and penalties during 2010, 2011 and 2012, respectively, and at December 31, 2011 and 2012 we had $3.9 million and $4.1 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

At December 31, 2012, Kronos had the equivalent of $744 million and $100 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively. At December 31, 2012, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Note 13—Noncontrolling interest in subsidiaries:

	December 31,
	2011	2012
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$240.2	$267.0
NL Industries	84.6	77.8
CompX International	11.0	13.3

Total	$335.8	$358.1

	Years ended December 31,
	2010	2011	2012
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$9.8	$62.6	$42.6
NL Industries	3.3	13.9	15.2
CompX International	.4	1.0	4.5

Total	$13.5	$77.5	$62.3

A portion of the noncontrolling interest in the net income (loss) of subsidiaries relates to discontinued operations, see Note 3. The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Years ended December 31,
	2010	2012	2012
	(In millions)
Net income attributable to Valhi stockholders	$50.3	$217.5	$159.8
Transfers from noncontrolling interest:
Issuance of subsidiary stock	87.8	.4	.2

Net income attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$138.1	$217.9	$160.0

See Note 3 for information regarding the sale of Kronos common stock in 2012.

Note 14—Valhi stockholder’s equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In millions)
Balance at December 31, 2010	355.2	(12.2)	343.0
Acquired during 2011	—	(1.0)	(1.0)

Balance at December 31, 2011 and 2012	355.2	(13.2)	342.0

In May 2012, we amended our certificate of incorporation to increase the authorized number of shares of our common stock to 500 million. Subsequently in May 2012, we implemented a 3-for-1 split of our common stock in the form of a stock dividend. Other than the disclosure of the increase in the authorized number of shares of our common stock, we have adjusted all share and per-share disclosures for all periods presented in our Consolidated Financial Statements to give effect to the stock split, and we have adjusted our stockholders’ equity at December 31, 2009 to reflect the split by reclassifying $2.4 million from additional paid in capital to common stock representing $.01 per share value of each share of common stock issued as a result of the stock split.

We have issued a nominal number of shares of Valhi common stock during 2010, 2011 and 2012, principally associated with stock awards issued annually to members of our board of directors.

Valhi share repurchases and cancellations. Prior to 2010, our board of directors authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in each of 2010, 2011 and 2012.

Treasury stock. The treasury stock we reported for financial reporting purposes at December 31, 2010, 2011 and 2012 represents our proportional interest in the shares of our common stock held by NL and Kronos. NL held approximately 14.4 million shares of our common stock at December 31, 2011 and 2012. Kronos held approximately 364,000 shares at December 31, 2010, which shares Kronos purchased in open market transactions during the fourth quarter of 2010 for an aggregate purchase price of $2.7 million. During 2011, Kronos purchased an additional 1.4 million shares in open market transactions for an aggregate purchase price of $12.6 million, and at December 31, 2011 and 2012 Kronos held an aggregate of 1.7 million shares of our common stock. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Preferred stock. Our outstanding preferred stock consists of 5,000 shares of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million. The outstanding shares of Series A Preferred Stock are held by Contran and represent all of the shares of Series A Preferred Stock we are authorized to issue. The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder). A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock. Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock. Through December 31, 2012, we have not declared any dividends on the Series A Preferred Stock since its issuance prior to 2010.

Valhi long-term incentive compensation plan. Prior to 2012, we had an incentive stock option plan that provided for the discretionary grant of, among other things since its five-year extension, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. We had no outstanding stock options at December 31, 2010 or 2011 under this plan. In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan that would provide for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. The new plan was approved at our May 2012 shareholder meeting, at which time the prior long-term incentive compensation plan terminated. We awarded 6,000 shares under this new plan in 2012, and at December 31, 2012 194,000 shares are available for future award under this new plan.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2012, 200,000 shares of common stock were available for future grant under each of such plans.

Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options as well as the dilutive effect, if any, of diluted earnings per share reported by Kronos, NL or CompX. The dilutive effect of dilutive earnings per share for Kronos, NL and CompX in 2010, 2011 and 2012 was not significant. A reconciliation of the numerator used in the calculation of earnings per share is presented in the following table:

	Years ended December 31,
	2010	2011	2012
	(In millions)
Income from continuing operations attributable to Valhi stockholders	$50.7	$214.5	$141.4
Equity adjustment	(2.1)	—	—

Adjusted income from continuing operations attributable to Valhi stockholders	$48.6	$214.5	$141.4

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

	Years ended December 31,
	2010	2011	2012
	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$9.0	$14.6	$6.4
Other comprehensive income (loss):
Unrealized gain (loss) arising during the year	5.6	(8.2)	4.1
Less reclassification adjustments for amounts included in realized gain	—	—	(8.4)

Balance at end of year	$14.6	$6.4	$2.1

Currency translation:
Balance at beginning of year	$50.3	$59.2	$37.5
Other comprehensive income (loss):
Arising during the year	(.1)	(21.7)	23.0
Less reclassification adjustments for amounts included in gain on disposal	—	—	(7.2)
Kronos common stock sale	9.0	—	—

Balance at end of year	$59.2	$37.5	$53.3

Defined benefit pension plans:
Balance at beginning of year	$(66.1)	$(59.8)	$(72.6)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	4.2	4.0	6.1
Net actuarial loss arising during year	(6.5)	(16.8)	(35.0)
Plan amendment	(2.0)	—	—
Kronos common stock sale	10.6	—	—

Balance at end of year	$(59.8)	$(72.6)	$(101.5)

OPEB plans:
Balance at beginning of year	$3.6	$7.2	$5.4
Other comprehensive loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.4)	(.5)	(1.0)
Net actuarial loss arising during year	(1.3)	(1.3)	(.3)
Plan amendment	5.1	—	—
Kronos common stock sale	.2	—	—

Balance at end of year	$7.2	$5.4	$4.1

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(3.2)	$21.2	$(23.3)
Other comprehensive income (loss)	4.6	(44.5)	(18.7)
Kronos common stock sale	19.8	—	—

Balance at end of year	$21.2	$(23.3)	$(42.0)

The marketable securities reclassification adjustment in 2012, all of which was reclassified into income from continuing operations, consists principally of the securities transaction gain related to the sale of TIMET common stock discussed in Note 4. The foreign currency translation reclassification adjustment in 2012 relates to CompX’s disposition of its furniture components operations discussed in Note 3. See Note 11 for amounts related to our defined benefit pension plans and OPEB plans.

Note 15—Other income, net:

	Years ended December 31,
	2010	2011	2012
	(In millions)
Securities earnings:
Dividends and interest	$26.0	$29.2	$28.4
Securities transactions, net	.3	(.6)	21.8

Total	26.3	28.6	50.2
Equity in joint venture earnings	(.4)	(.5)	(.2)
Insurance recoveries	18.8	16.9	3.3
Currency transactions, net	7.8	3.0	(1.0)
Disposal of property and equipment, net	(1.8)	(.8)	1.5
Litigation settlement gains	6.3	—	14.7
Other, net	1.9	1.8	2.1

Total	$58.9	$49.0	$70.6

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $25.4 million in each of 2010, 2011 and 2012. Securities transactions in 2012 consist principally of the sale of shares of TIMET common stock. See Note 4.

Insurance recoveries in 2010 relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us. We have agreements with three former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. In September 2011 we reached a settlement with one of our former insurance carriers in which they agreed to reimburse NL for a portion of its past lead pigment litigation defense costs. Substantially all of the insurance recoveries we recognized in 2011 relates to this settlement. In addition, a substantial portion of the insurance recoveries we recognized in 2010 relates to the NL litigation settlement discussed in Note 17.

Disposal of property and equipment, net in 2012 includes a gain of $3.2 million on the sale of certain excess real property owned by NL.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. See Note 17.

In 2005, certain real property NL owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey. The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey. Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes. In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing. At the initial October 2008 closing, we received cash plus a promissory note in the amount of $15.0 million in exchange for the release of our equitable lien on a portion of the property. The $15.0 million promissory note bore interest at LIBOR plus 2.75%, with interest payable monthly and all principal due no later than October 2011. In October 2011, we collected the full $15.0 million due to us under the promissory note issued in connection with the first closing. In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash. In May 2012, NL reached an agreement with the New Jersey governmental authority and the real estate developer pursuant to which NL received an aggregate of $15.6 million cash for the third and final closing contemplated by the October 2008 settlement agreement associated with certain real property NL formerly owned in New Jersey. Upon NL’s receipt of these cash proceeds, our equitable lien on a portion of such property was released. For financial reporting purposes, we have accounted for the consideration received in each of the first, second and third closings contemplated by the October 2008 settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds of our former real property in New Jersey). Under this method, we recognized a pre-tax gain of approximately $14.7 million in the second quarter of 2012, based on the excess of the $15.6 million cash received over our carrying value of the property from which our equitable lien was released. Similarly, the cash received in the third closing is reflected as an investing activity in our Consolidated Statement of Cash Flows.

Litigation settlement gains of $6.3 million in 2010, consist of $4.0 million related to an additional recovery of past environmental remediation and related legal costs and $2.3 million related to a reduction in our accrued environmental remediation and legal settlement costs resulting from another potentially responsible party’s agreement to indemnify us. We continue to monitor sites for which such potentially responsible party is obligated to indemnify us.

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

In December 2011, we entered into an unsecured revolving demand promissory note with Contran whereby, as amended, we agreed to loan Contran up to $65 million. Our loan to Contran bears interest at prime plus 3.0% (6.25% at December 31, 2012), payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2013. The amount of our outstanding loans to Contran at any time is at our discretion. We had loans outstanding to Contran of $11.2 million at December 31, 2011, and loaned an additional $52.8 million to Contran in 2012. In December 2012, Contran repaid the aggregate $64.0 million of borrowings, at which time the loan facility was terminated. Interest income on our loan to Contran was $36,000 in 2011 and $.8 million in 2012.

We also engaged in related party loans, as discussed in Note 9. Interest expense related to our borrowings from Contran was $3.9 million in 2010, $.5 million in 2011 and $.1 million in 2012. Interest expense related to CompX’s note payable to TFMC (a subsidiary of TIMET) was $.6 million in 2010, $.5 million in 2011 and $.3 million in 2012.

Under the terms of various intercorporate services agreements (“ISAs”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. The net ISA fees charged to us by Contran and approved by the independent members of the applicable board of directors aggregated $25.1 million in 2010, $27.1 million in 2011 and $32.0 million in 2012. These agreements are renewed annually, and we expect to pay a net amount of $36.1 million under the ISAs during 2013.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are our subsidiaries. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker to us. Tall Pines purchases reinsurance for substantially all of the risks it underwrites from third party insurance carriers with an A.M. Best Company rating of generally at least A- (Excellent). We expect these relationships with Tall Pines and EWI will continue in 2013.

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

BMI, among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally the other manufacturers located within the complex. BMI provides power transmission and sewer services on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for these utility services were $1.4 million in 2010, $1.6 million in 2011 and $1.8 million in 2012.

Additionally, BMI maintains insurance coverage for common area environmental remediation activities within the industrial complex located in Henderson, Nevada with participation from numerous manufacturers within the industrial complex, including TIMET. In December 2011, after approval by TIMET’s independent members of its board of directors, TIMET sold a portion of its excess insurance reserve limit under such insurance policy to BMI for $2.8 million. As consideration for the sale, BMI paid TIMET $1.4 million in cash and issued a $1.4 million promissory note to TIMET that bears interest at 3% per annum with the balance due no later than December 2012. This amount was paid as scheduled in December 2012. The terms of the sale were comparable with then-recent negotiations for a similar transaction between BMI and other unrelated third party manufacturers within the same industrial complex, and BMI completed such transaction with the other unrelated third party in January 2012 on those comparable terms. Additionally, if at any time through December 2013 BMI were to purchase excess insurance limits from any of the other manufacturers within the industrial complex at a price per dollar of coverage in excess of the price per dollar of coverage inherent in TIMET’s sale to BMI, BMI is obligated to pay TIMET such excess price per dollar of coverage as additional consideration for its sale. No such additional purchases occurred and therefore no additional payments were made to TIMET.

WCS is required to provide certain financial assurances to the Texas government agencies with respect to certain decommissioning obligations related to our facility in West Texas. See Note 17. Such financial assurances may be provided by various means. We and certain of our affiliates have provided or assisted WCS with providing such financial assurance, as specified below:

•

During 2010, 2011 and 2012, a subsidiary of Contran guaranteed certain of WCS’ specified decommissioning obligations as it relates to its RCRA and TSCA licenses and permits, currently estimated at $5.5 million. Such Contran subsidiary was eligible to provide this guarantee because it met certain specified financial tests. The obligations would arise only upon a closure of our West Texas facility and our failure to perform the required decommissioning activities. We do not currently expect that such subsidiary will be required to perform under such guarantee for the foreseeable future.

•

During 2010, 2011 and 2012, Contran issued a letter of credit (“LOC”) under its bank credit facility to the state of Texas related to specified decommissioning obligations associated with our byproduct facility. At December 31, 2012, the amount of such LOC was $5.9 million. The LOC would only be drawn down upon the closure of our byproduct facility and our failure to perform the required decommissioning activities. We do not currently expect that the LOC will have to be drawn down for the foreseeable future. We incurred costs related to the LOC of $.1 million in each of 2010, 2011 and 2012.

•

During 2011, a subsidiary of Contran pledged certain of its marketable securities as collateral for the benefit of the state of Texas related to specified decommissioning obligations associated with our LLRW disposal facilities, currently estimated at $49.2 million. In return for such pledge, we agreed to pay such Contran subsidiary a collateral pledge fee and such fee was $.1 million in 2011 and $.7 million in 2012. In November 2012, upon the release from the pledge of these marketable securities, Valhi pledged certain of our marketable securities to replace the securities previously pledged. The marketable securities would only be liquidated upon a closure of our West Texas facility and our failure to perform the required decommissioning activities. We do not currently expect that such marketable securities will be required to be liquidated for the foreseeable future. Such marketable securities would be released in November 2016 upon our payment of approximately $122.4 million into a collateral trust, as discussed in Note 17.

•

During 2011, we, certain of our subsidiaries, Contran, and certain subsidiaries of Contran guaranteed WCS’ obligations under the $20.0 million surety bond discussed in Note 17. The obligations would arise upon our failure to make the required quarterly payments into the surety bond trust discussed below. We do not currently expect that we, certain of our subsidiaries, Contran, and such certain Contran subsidiaries will be required to perform under such guarantee for the foreseeable future.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2011	2012
	(In millions)
Current receivables from affiliates:
Louisiana Pigment Company, L.P., net	$29.6	$—
Contran—trade items	—	.3

Total	$29.6	$.3

Current payables to affiliates:
Louisiana Pigment Company, L.P.	$—	$23.4
Contran:
Income taxes, net	.1	2.6
Trade items	21.1	26.8
Other	.2	—

Total	$21.4	$52.8

Noncurrent note receivable from affiliate
Valhi—Contran note receivable	$11.2	$—

Note payable to affiliate included in long-term debt
Valhi—Contran credit facility	$—	$157.6

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 7. Purchases of TiO2 from LPC were $133.7 million in 2010, $144.8 million in 2011 and $250.2 million in 2012. Sales of feedstock to LPC were $5.2 million in 2010, $93.0 million in 2011 and $143.7 million in 2012. Substantially all of the Contran trade payables relates to the ISA fees charged to WCS by Contran, which WCS has not paid Contran since 2001. See Note 9 for more information on the Valhi and Kronos credit facilities with Contran.

Note 17—Commitments and contingencies:

Lead pigment litigation—NL

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (LIA), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

•

NL has never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a twenty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

New cases may continue to be filed against us. We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (PRP) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (CERCLA), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (EPA) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

•

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims and

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2011 and 2012, we have not recognized any receivables for recoveries.

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

The table below presents a summary of the activity in our accrued environmental costs during the past three years. The amount charged to expense is included in corporate expense on our consolidated statements of income.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Balance at the beginning of the year	$48.9	$42.3	$43.2
Additions charged to expense, net	.4	11.3	15.0
Settlement agreement	(2.0)	—	—
Payments, net	(5.0)	(10.4)	(8.1)
Changes in currency exchange rates	—	—	.1

Balance at the end of the year	$42.3	$43.2	$50.2

Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$9.7	$8.6	$7.6
Noncurrent liabilities	32.6	34.6	42.6

Total	$42.3	$43.2	$50.2

NL—Of the $11.3 million net additions charged to expense in 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable. Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million that was paid in 2012 and $1.0 million due in each of 2013 through 2016) and were discounted to present value using a 3.0% discount rate. The aggregate $.4 million discount is being charged to expense using the interest method in 2011 through 2016, and the amount of such discount charged to expense in any individual year is not material.

On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2012, NL had accrued approximately $48 million related to approximately 50 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $144 million, including the amount currently accrued.

NL believes that it is not possible to estimate the range of costs for certain sites. At December 31, 2012, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other—We have also accrued approximately $2.2 million at December 31, 2012 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

In addition to insurance recoveries discussed above, in September 2011 we reached a settlement with one of our insurance carriers in which they agreed to reimburse us for a portion of our past lead pigment litigation defense costs. Substantially all of the $16.9 million in insurance recoveries we recognized in 2011 relate to this settlement.

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

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of ours, sought a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff with respect to certain lead pigment lawsuits. This case is currently stayed.

Prior to 2010, we reached partial settlements with the plaintiffs in the two cases discussed above, pursuant to which the two former insurance carriers paid us an aggregate of approximately $7.2 million in settlement of certain counter-claims related to past lead pigment and asbestos defense costs. In connection with these partial settlements, we agreed to dismiss the case captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (District Court for Dallas County, Texas, Case No. 05-11347), and in January 2009 we filed a notice of non-suit without prejudice in that matter. In March 2010, we filed a complaint in NL Industries, Inc. v. OneBeacon America Insurance Company (Supreme Court of the State of New York, County of New York, Index No. 108881-2009), to address the remaining claims from the New York state cases. This case is proceeding in the trial court.

Other litigation

NL—In June 2010, the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) was dismissed with prejudice in accordance with the previously-reported settlement agreement. In May 2010, pursuant to such agreement, we paid $26.0 million in cash and we issued an $18.0 million principal amount promissory note, of which $9 million principal amount was repaid in each of 2011 and 2012. For financial reporting purposes, we classified $32.2 million of the aggregate amount payable under the settlement agreement as a litigation settlement expense in respect of certain claims made by plaintiffs in the litigation. We had insurance coverage for a portion of such litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage. With respect to the other claim of the plaintiffs as it relates to the repurchase of their EMS noncontrolling interest, the resulting $2.1 million increase over our previous estimate of such payment (which is net of noncontrolling interest in NL) is accounted for as a reduction in additional paid-in capital in accordance with GAAP. See Note 14.

NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by NL’s former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 1,125 of these types of cases pending, involving a total of approximately 1,945 plaintiffs. In addition, the claims of approximately 8,125 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Kronos—In March 2010, Kronos was served with two complaints which were subsequently consolidated as Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB). A third plaintiff intervened into the current case in July 2011. The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). Plaintiffs seek to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002. The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct. In May 2010, defendants filed a motion to dismiss, which plaintiffs opposed. In March 2011, the court denied the motion to dismiss. In February 2012, the plaintiffs submitted their motion for class certification, which defendants opposed. In August 2012, the court granted the plaintiffs’ motion for class certification and trial is currently set for September 2013. The case is proceeding in the trial court. We believe the action is without merit, have denied all allegations of wrongdoing and liability and intend to defend against the action vigorously.

WCS—Previously, the Lone Star Chapter of the Sierra Club has filed various lawsuits in Texas District Court against the Texas Commission on Environmental Quality (“TCEQ”). These lawsuits challenge WCS’ by-product and low-level radioactive waste disposal licenses. Subsequently, the District Court upheld the TCEQ’s determination that the Sierra Club lacked standing to pursue a challenge to the by-product disposal license, the Sierra Club appealed, and WCS’ by-product disposal license remains in effect pending resolution of the appeal. In May 2012, the same District Court subsequently held that, contrary to the TCEQ’s determination, the Sierra Club had standing to pursue a challenge to the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate. Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order in respect to the low-level radioactive waste disposal license, and the District Court’s order is suspended, and WCS’ low-level radioactive waste disposal license remains in effect, pending resolution of this appeal. On the same day that WCS filed its appeal with regards to the District Court’s order in respect of its low-level radioactive waste disposal license, the Sierra Club filed another lawsuit in the same Texas District Court, making a challenge to WCS’ low-level radioactive waste disposal license substantially identical to its prior challenge that was the subject of the District Court’s May 2012 ruling. Both the TCEQ and WCS filed a motion to dismiss this latest lawsuit filed by the Sierra Club for lack of jurisdiction, which the District Court denied. TCEQ and WCS took an interlocutory appeal to the denial of their plea to jurisdiction, and Sierra Club has filed a petition for writ of injunction with the same Third Court of Appeals in Austin. We believe all of these actions by the Sierra Club are without merit and that the Sierra Club has no proper standing to challenge any of WCS’ licenses and permits. We intend to continue to defend against any and all such actions vigorously, and to continue to operate our West Texas facilities in accordance with the terms of our licenses and permits. We currently believe that the ultimate disposition of all such claims and disputes, individually and in the aggregate, should not have a material adverse effect on our financial position, results of operations or liquidity.

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

Other matters

Concentrations of credit risk—Sales of TiO2 accounted for approximately 90% of our Chemicals Segment’s sales in 2010, 92% in 2011 and 90% in 2012. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to over 4,000 customers, with the top ten customers approximating 27% of net sales in 2010, 30% in 2011 and 34% in 2012. We did not have sales to a single customer comprising over 10% of our net sales in 2010 or 2011. In 2012, one customer, Behr Process Corporation, did account for approximately 10% of our net sales. The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2010	2011	2012
Europe	53%	53%	47%
North America	33%	32%	35%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s continuing operations accounted for approximately 38% of sales in 2010, 39% in 2011, and 38% in 2012. Harley Davidson, a customer of the Component Products segment, accounted for approximately 12%, 13%, and 12% of that segment’s total sales in 2010, 2011, and 2012, respectively. San Mateo Postal Data, also a customer of the Component Products segment, accounted for 11% of that segment’s total sales in 2010.

Long-term contracts—Our Chemicals Segment has long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2016. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.8 billion over the life of the contracts in years subsequent to December 31, 2012. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $122 million at December 31, 2012.

Operating leases—Our Chemicals Segment’s principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which our Chemicals Segment owns and which represents approximately one-third of its current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex. Kronos periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and Kronos. We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP. Under various supply and services agreements certain majority-owned subsidiaries of Bayer provide raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility. In March 2013, we anticipate entering into a new long-term master agreement expiring in 2017 with a majority-owned subsidiary of Bayer which agreement will set forth the master terms and conditions for the separate supply and services agreements.

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense attributable to continuing operations approximated $11.2 million in 2010, $13.3 million in 2011 and $16.3 million in 2012. At December 31, 2012, future minimum payments under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2013	$12.6
2014	8.8
2015	5.8
2016	3.8
2017	2.8
2018 and thereafter	23.6

Total(1)	$57.4

(1)

Approximately $18 million of the $57.4 million aggregate future minimum rental commitments at December 31, 2012 relates to Kronos’ Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2012. As discussed above, any change in the rent is based solely on negotiations between Bayer and Kronos, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes—Prior to 2010, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

We and Contran have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability computed in accordance with the tax allocation policy.

Financial assurance associated with Waste Management Segment—Our Waste Management Segment is required to provide certain financial assurances to the Texas government agencies with respect to the decommissioning obligations related to the its facility in West Texas. We and certain of our affiliates have provided or assisted us in providing such financial assurances, see Note 16. Other matters related to the financial assurance associated with our LLRW disposal facilities are discussed below:

•

A portion of WCS’ required financial assurance associated with its LLRW disposal facilities is in the form of a surety bond issued by a third-party insurance company on its behalf for the benefit of the state of Texas. The value of the surety bond at issuance was $20 million in 2011 and was increased to $23.4 in December 2012. As part of such surety bond, WCS is required to make quarterly cash payments into a collateral trust of 2.5% of the total value of the bonds which commenced in the fourth quarter of 2011. At December 31, 2012, we had made payments totaling $2.5 million, which is reflected as part of our noncurrent restricted cash on our Consolidated Balance Sheet.

•

During November of each of 2012 through 2016, WCS is required to make cash payments into another collateral trust or increase the $23.4 million surety bond discussed above for the benefit of the state of Texas in an aggregate of $12.35 million, plus an amount for the estimated increase in the required financial assurance amount associated with normal inflationary cost increases. In addition, in November 2016 WCS is required to make an additional cash payment of $122.4 million into this collateral trust. At that point, the collateral trust would be fully funded, and we would expect that we would only be required to make additional cash payments into the collateral trust to cover normal inflationary cost increases in order for the trust to remain fully funded. Until such time as we make the $122.4 million cash payment in November 2016, the aggregate market value of the marketable securities pledged on WCS’ behalf by Valhi (see Note 16) is required to be at least a specified minimum amount. In the event such aggregate market value were to become less than such specified minimum amount, then Valhi would either pledge additional marketable securities sufficient to cover any market-value deficiency, or we would be required to make a cash payment into the collateral trust to cover such market-value deficiency. During the fourth quarter of 2012, we paid $9.0 million into the collateral trust, which is reflected as part of our noncurrent restricted cash on our Consolidated Balance Sheet.

Note 18—Recent accounting pronouncements:

In June 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. In accordance with ASU 2011-05, we now present our comprehensive income in a separate Consolidated Statement of Comprehensive Income. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date of the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on our Consolidated Financial Statements.

In February 2013 the FASB issued Accounting Standard Update (“ASU”) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, ASU 2013-02 requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2013; however, as permitted by the standard, we have elected to adopt ASU 2013-02 beginning with this report, see Note 14. The adoption of ASU 2013-02, did not have a material effect on our Consolidated Financial Statements.

Note 19—Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments by the ASC Topic 820 categories as of December 31, 2011 and 2012:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2011:
Marketable securities:
Current	$22.5	$20.9	$1.6	$—
Noncurrent	354.1	100.3	3.8	250.0
Currency forward contracts	(.8)	(.8)	—	—
December 31, 2012:
Marketable securities:
Current	$.9	$—	$.9	$—
Noncurrent	256.8	3.5	3.3	250.0
Currency forward contracts	1.8	1.8	—	—

See Note 4 for information on how we determine the fair value of our marketable securities.

Certain of our sales generated by Chemicals Segment’s non-U.S. operations are denominated in U.S. dollars. Our Chemicals Segment periodically uses currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At December 31, 2012, our Chemicals Segment had currency forward contracts to exchange an aggregate $20.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.02 to kroner 6.13 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from January 2013 through May 2013.

At December 31, 2011, our Chemicals Segment had currency forward contracts to exchange an aggregate of $48.0 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $.9969 to Cdn. $1.0283 per U.S. dollar. These contracts with Wells Fargo Bank, National Association matured from January 2012 to December 2012 at a rate of $4.0 million per month, subject to early redemption at our option.

The estimated fair value of such currency forward contracts at December 31, 2012 was a $1.8 million net asset, which is recognized as part of Accounts and Other Receivables in our Consolidated Balance Sheet with a corresponding $1.8 million currency transaction gain in our Consolidated Income Statement, (2011—$.8 million net liability, recognized as part of Accounts Payable and Accrued Liabilities, with a corresponding $.8 million currency transaction loss in our Consolidated Income Statement). We did not use hedge accounting for any of our contracts to the extent we held such contracts during 2010, 2011 and 2012.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2011 and 2012:

	December 31,
	2011		2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$109.3	$109.3	$395.9	$395.9
Note receivable from Contran	11.2	11.2	—	—
Long-term debt (excluding capitalized leases):
Publicly-traded fixed rate debt—
Kronos Senior Secured Notes	$360.6	$362.6	$—	$—
Kronos term loan	—	—	384.5	396.8
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	82.8	82.8	77.1	77.1
Valhi Contran credit facility	—	—	157.6	157.6
Kronos variable rate bank credit facility	—	—	13.2	13.2
CompX variable rate promissory note	22.2	22.2	18.5	18.5
CompX variable rate bank credit facility	2.0	2.0	—	—
NL variable rate promissory note	9.0	9.0	—	—
Noncontrolling interest in:
Kronos common stock	$240.2	$409.4	$267.0	$442.6
NL common stock	84.6	107.3	77.8	94.8
CompX common stock	11.0	23.9	13.3	23.4
Valhi stockholders’ equity	$657.2	$6,835.3	$733.6	$4,238.9

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. At December 31, 2011, the estimated market price of KII’s 6.5% Notes was approximately €1,004 per €1,000 principal amount. At December 31, 2012, the estimated market price of Kronos’ term loan was $1,017.5 per $1,000 principal amount. The fair value of the 6.5% Notes and term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the Notes and term loan trade were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input). Fair values of variable interest rate notes receivable and debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 9.

Note 20—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2011
Net sales	$440.9	$558.9	$568.6	$456.7
Gross margin	146.3	197.3	210.2	192.9
Operating income	96.4	139.1	149.4	136.5
Net income	$53.2	$72.9	$93.1	$75.8
Amounts attributable to Valhi stockholders:
Income from continuing operations	$35.9	$52.2	$71.1	$55.3
Income from discontinued operations	2.1	.2	.4	.3

Net income(1)	$38.0	$52.4	$71.5	$55.6

Earnings per share:
Income from continuing operations	$.10	$.15	$.21	$.16
Income from discontinued operations	.01	—	—	—

Net income	$.11	$.15	$.21	$.16

Year ended December 31, 2012
Net sales	$582.8	$568.4	$508.7	$427.4
Gross margin	260.4	162.1	97.4	55.3
Operating income (loss)	203.3	103.2	41.1	(2.2)
Net income	$119.6	$61.5	$31.8	$9.2
Amounts attributable to Valhi stockholders:
Income (loss) from continuing operations	$88.5	$43.7	$21.8	$(12.6)
Income from discontinued operations	.5	.6	1.2	16.1

Net income(2)	$89.0	$44.3	$23.0	$3.5

Earnings per share:
Income (loss) from continuing Operations	$.26	$.13	$.06	$(.04)
Income from discontinued operations	—	—	.01	.05

Net income	$.26	$.13	$.07	$.01

(1)	We recognized the following amounts during 2011:
•	a $1.7 million after-tax and noncontrolling interest loss on the prepayment of debt in the first quarter, see Note 9;
•	a $8.7 million after-tax and noncontrolling interest gain in the third quarter for insurance settlement, see Note 15;
•	a $.9 million after-tax and noncontrolling interest charge in the third quarter as a result of an asset held for sale write-down, see Note 7; and
•	$8.4 million benefit in the third quarter to our tax provision related to a net decrease in our reserves for uncertain tax positions.
(2)	We recognized the following amounts during 2012:
•	a $3.7 million after-tax and noncontrolling interest loss on the prepayment of debt in the second quarter, see Note 9;
•	a $7.8 million after-tax and noncontrolling interest real-estate related litigation settlement gain in the second quarter, see Note 15; and
•	a $13.2 million after-tax and noncontrolling interest securities transaction gain in the fourth quarter, see Note 4; and
•	a $5.3 million net of noncontrolling interest charge in the fourth quarter for a goodwill impairment, see Note 8;
•	$.8 million after-tax and noncontrolling interest charge in the primarily in the fourth quarter as a result of an asset held for sale write-down, see Note 7;
•	$1.7 million after-tax and noncontrolling interest gain on sale of excess property in the fourth quarter, see Note 15; and
•

an incremental tax charge of $6.1 million (net of noncontrolling interest) in the fourth quarter as a result of a change in circumstances related to our sale of TIMET common stock, which sale provided an opportunity for us to elect to claim foreign tax credits, we determined that we could tax-efficiently remit non-cash dividends from our non-U.S. jurisdictions before the end of the year that absent the TIMET sale would not have been considered. Our provision for income taxes recognized in the fourth quarter also includes a $2.1 million expense (net of noncontrolling interest) related to an increase in our reserve for uncertain tax positions. In addition, an aggregate $2.7 million (net on noncontrolling interest) of such fourth quarter 2012 provision for income taxes is a correction of amounts that should have been recognized in the third quarter of 2011 and is not material to any current or prior periods.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.