Form 10-Q
period 2013-03-31
VALHI INC /DE/
filed 2013-05-10
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Number of shares of the Registrant’s common stock outstanding on May 3, 2013: 339,115,449.

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$366.9	$179.7
Restricted cash equivalents	8.1	6.6
Accounts and other receivables, net	302.5	411.2
Inventories, net	650.3	544.0
Other current assets	26.0	20.2
Deferred income taxes	9.6	9.6

Total current assets	1,363.4	1,171.3

Other assets:
Marketable securities	256.8	256.7
Investment in affiliates	126.1	116.0
Goodwill	379.7	379.7
Deferred income taxes	120.3	168.7
Other noncurrent assets	161.1	165.1

Total other assets	1,044.0	1,086.2

Property and equipment:
Land	48.3	47.3
Buildings	280.5	271.1
Equipment	1,127.7	1,096.7
Treatment, storage and disposal facility	158.7	158.9
Mining properties	72.3	60.8
Construction in progress	40.7	44.3

	1,728.2	1,679.1
Less accumulated depreciation	965.1	939.8

Net property and equipment	763.1	739.3

Total assets	$3,170.5	$2,996.8

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2012	March 31, 2013
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$29.6	$29.6
Accounts payable and accrued liabilities	334.6	340.2
Income taxes	23.1	31.5
Deferred income taxes	11.2	10.8

Total current liabilities	398.5	412.1

Noncurrent liabilities:
Long-term debt	880.5	770.6
Deferred income taxes	454.8	472.4
Accrued pension costs	202.9	194.6
Accrued environmental remediation and related costs	42.6	43.6
Accrued postretirement benefits costs	21.2	20.8
Other liabilities	78.3	80.1

Total noncurrent liabilities	1,680.3	1,582.1

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	78.9	78.9
Retained earnings	75.4	18.6
Accumulated other comprehensive loss	(42.0)	(61.9)
Treasury stock	(49.6)	(49.6)

Total Valhi stockholders’ equity	733.6	656.9
Noncontrolling interest in subsidiaries	358.1	345.7

Total equity	1,091.7	1,002.6

Total liabilities and equity	$3,170.5	$2,996.8

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended March 31,
	2012	2013
	(unaudited)
Revenues and other income:
Net sales	$582.8	$499.2
Other income, net	9.6	8.8

Total revenues and other income	592.4	508.0

Costs and expenses:
Cost of sales	322.4	486.3
Selling, general and administrative	78.7	69.7
Loss on prepayment of debt	—	6.6
Interest	13.5	15.4

Total costs and expenses	414.6	578.0

Income (loss) from continuing operations before income taxes	177.8	(70.0)
Income tax expense (benefit)	59.0	(21.8)

Income (loss) from continuing operations	118.8	(48.2)
Income from discontinued operations, net of tax	.7	—

Net income (loss)	119.5	(48.2)
Noncontrolling interest in net income (loss) of subsidiaries	30.6	(8.4)

Net income (loss) attributable to Valhi stockholders	$88.9	$(39.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In millions, except per share data)

	Three months ended March 31,
	2012	2013
Amounts attributable to Valhi stockholders:
Income (loss) from continuing operations	$88.4	$(39.8)
Income from discontinued operations	.5	—

Net income (loss) attributable to Valhi stockholders	$88.9	$(39.8)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$.26	$(.12)
Income from discontinued operations	—	—

Net income (loss) per share	$.26	$(.12)

Cash dividends per share	$.042	$.05

Basic and diluted weighted average shares outstanding	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net income (loss)	$119.5	$(48.2)

Other comprehensive income (loss), net of tax:
Currency translation	18.3	(28.1)
Marketable securities	(11.1)	6.4
Defined benefit pension plans	2.0	2.7
Other postretirement benefit plans	(.3)	(.2)

Total other comprehensive income (loss), net	8.9	(19.2)

Comprehensive income (loss)	128.4	(67.4)
Comprehensive income (loss) attributable to noncontrolling interest	29.4	(7.7)

Comprehensive income (loss) attributable to Valhi stockholders	$99.0	$(59.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$119.5	$(48.2)
Depreciation and amortization	15.7	18.6
Loss on prepayment of debt	—	6.6
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	.1	1.3
Other postretirement benefit expense	(.5)	(.4)
Deferred income taxes	25.2	(34.9)
Net distributions from (contributions to) Ti02 manufacturing joint venture, net	(18.8)	9.8
Other, net	—	2.8
Change in assets and liabilities:
Accounts and other receivables, net	(163.4)	(89.4)
Inventories, net	(126.1)	92.4
Accounts payable and accrued liabilities	(8.0)	29.2
Accounts with affiliates	29.0	(45.4)
Income taxes	11.6	16.4
Other, net	1.3	6.9

Net cash used in operating activities	(114.4)	(34.3)

Cash flows from investing activities:
Capital expenditures	(34.6)	(20.2)
Capitalized permit costs	(.9)	(.2)
Purchases of marketable securities	(.5)	(3.8)
Proceeds from:
Disposal of mutual funds	21.1	—
Disposal of other marketable securities	2.8	4.0
Disposal of assets held for sale	—	1.6
Collection of note receivable	—	1.8
Change in restricted cash equivalents, net	(2.3)	.8
Other, net	2.1	(.3)

Net cash used in investing activities	(12.3)	(16.3)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Three months ended March 31,
	2012	2013
	(unaudited)
Cash flows from financing activities:
Indebtedness:
Borrowings	$108.5	$214.8
Principal payments	(2.1)	(327.9)
Valhi cash dividends paid	(14.1)	(17.0)
Distributions to noncontrolling interest in subsidiaries	(4.7)	(4.7)
Other, net	—	.2

Net cash provided by (used in) financing activities	87.6	(134.6)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(39.1)	(185.2)
Effect of exchange rate on cash	.4	(2.0)
Cash and cash equivalents at beginning of period	96.4	366.9

Cash and cash equivalents at end of period	$57.7	$179.7

Supplemental disclosures:
Cash paid (received) for:
Interest, net of capitalized interest (including call premium paid)	$7.4	$14.9
Income taxes, net	23.9	(1.6)
Noncash investing activities:
Accrual for capital expenditures	6.1	4.4
Accrual for capitalized permit costs	3.5	.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2013

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2012	$667.3	$3.6	$78.9	$75.4	$(42.0)	$(49.6)	$358.1	$1,091.7
Net loss	—	—	—	(39.8)	—	—	(8.4)	(48.2)
Other comprehensive income (loss), net	—	—	—	—	(19.9)	—	.7	(19.2)
Cash dividends	—	—	—	(17.0)	—	—	(4.7)	(21.7)

Balance at March 31, 2013	$667.3	$3.6	$78.9	$18.6	$(61.9)	$(49.6)	$345.7	$1,002.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Note 1—Organization and basis of presentation:

Organization—We are majority owned by Contran Corporation and one of its subsidiaries, which own approximately 93% of our outstanding common stock at March 31, 2013. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the SEC on March 15, 2013 (the “2012 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

In May 2012, we implemented a 3-for-1 split of our common stock. We have adjusted all share and per-share disclosures for the first quarter 2012 period to give effect to the stock split.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2013
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. At March 31, 2013 we had an aggregate of 12.0 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged.

	Three months ended March 31,
	2012	2013
	(In millions)
Net sales:
Chemicals	$561.3	$463.6
Component products	20.4	21.5
Waste management	1.1	14.1

Total net sales	$582.8	$499.2

Cost of sales:
Chemicals	$300.4	$460.3
Component products	14.4	15.5
Waste management	7.6	10.5

Total cost of sales	$322.4	$486.3

Gross margin:
Chemicals	$260.9	$3.3
Component products	6.0	6.0
Waste management	(6.5)	3.6

Total gross margin	$260.4	$12.9

Operating income (loss):
Chemicals	$211.3	$(45.1)
Component products	1.6	1.5
Waste management	(9.6)	(1.6)

Total operating income (loss)	203.3	(45.2)
Equity in earnings of investee	.1	(.3)
General corporate items:
Securities earnings	7.1	6.6
Insurance recoveries	1.1	.6
Loss on prepayment of debt	—	(6.6)
General expenses, net	(20.3)	(9.7)
Interest expense	(13.5)	(15.4)

Income(loss) from continuing operations before income taxes	$177.8	$(70.0)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.

Note 3—Discontinued operations:

On December 28, 2012, CompX completed the sale of its furniture components operations to a competitor of that business. Please refer to Note 3 to our 2012 Annual Report for a complete description of the transaction.

Selected financial data for the operations of the disposed furniture components business is presented below:

Three months ended March 31,2012
(In millions)
Income statement:
Net sales	$15.1

Operating income	$1.3

Income from discontinued operations:
Income before taxes	$1.3
Income tax expense	.6

Income from discontinued operations, net of tax	.7
Noncontrolling interest in income from discontinued operations	.2

Total discontinued operations, net of tax and noncontrolling interest	$.5

In accordance with generally accepted accounting principles, the assets and liabilities relating to the furniture components reporting unit were eliminated from the 2012 Consolidated Balance Sheet at the date of sale. We have reclassified our March 31, 2012 Consolidated Statement of Operations to reflect the disposed operations as discontinued operations. We have not reclassified our March 31, 2012 Consolidated Statement of Cash Flows to reflect discontinued operations.

In conjunction with the sale of CompX’s furniture components reporting unit, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by CompX’s Taiwanese Furniture Component subsidiary. We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in such land was represented by a $3.0 million promissory note receivable at December 31, 2012, issued to CompX by its former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from a future sale of the land were required to be used to settle the note receivable. During the first quarter of 2013, an agreement was entered into with a third party to sell the land for $3.0 million, $1.8 million of which was received during the first quarter with the remaining $1.2 million received in April 2013. Such note receivable is classified as part of other current assets in our Consolidated Balance Sheet at December 31, 2012 and March 31, 2013.

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized gains, net
	(In millions)
December 31, 2012:
Current assets:	$.9	$.9	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	6.8	6.7	.1

Total	$256.8	$256.7	$.1

March 31, 2013:
Current assets	$.9	$.9	$—

Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	6.7	6.6	.1

Total	$256.7	$256.6	$.1

All of our marketable securities are accounted for as available-for-sale, which are carried at fair value, with any unrealized gains or losses recognized through accumulated other comprehensive income. Our marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company LLC (“Amalgamated”). Our current marketable securities are included with “other current assets” on our Condensed Consolidated Balance Sheets. Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs. Please refer to Note 4 in our 2012 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated. There have been no changes to the carrying value of this investment during the periods presented. See Note 17.

Note 5—Accounts and other receivables, net:

	December 31, 2012	March 31, 2013
	(In millions)
Trade accounts receivable:
Kronos	$229.7	$303.9
CompX	8.7	9.7
WCS	4.8	8.4
VAT and other receivables	42.2	43.1
Refundable income taxes	18.3	10.9
Receivable from affiliates:
LPC	—	35.4
Contran – income taxes, net	.3	1.2
Allowance for doubtful accounts	(1.5)	(1.4)

Total	$302.5	$411.2

Note 6—Inventories, net:

	December 31, 2012	March 31, 2013
	(In millions)
Raw materials:
Chemicals	$151.5	$90.5
Component products	3.3	3.7

Total raw materials	154.8	94.2

Work in process:
Chemicals	27.3	27.6
Component products	5.9	6.1

Total in-process products	33.2	33.7

Finished products:
Chemicals	395.6	348.4
Component products	2.1	2.2

Total finished products	397.7	350.6

Supplies (chemicals)	64.6	65.5

Total	$650.3	$544.0

Note 7—Other noncurrent assets:

	December 31, 2012	March 31, 2013
	(In millions)
Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$109.9	$100.1
Other	16.2	15.9

Total	$126.1	$116.0

Other assets:
Waste disposal site operating permits, net	$65.7	$64.3
Restricted cash	20.9	21.3
Deferred financing costs	7.0	3.9
IBNR receivables	6.7	6.8
Capital lease deposit	6.2	6.2
Pension asset	5.1	4.7
Assets held for sale	2.6	1.0
Other	46.9	56.9

Total	$161.1	$165.1

In the fourth quarter of 2012, CompX entered into an agreement to sell one of its facilities classified as an asset held for sale. The transaction closed during the first quarter of 2013. The net proceeds from the sale of $1.6 million approximated the carrying value of the assets as of the date of the sale.

Note 8—Accounts payable and accrued liabilities:

	December 31, 2012	March 31, 2013
	(In millions)
Accounts payable	$169.6	$186.9
Payable to affiliates:
Contran – income taxes, net	2.6	—
Contran – trade items	26.8	26.3
LPC	23.4	16.1
Employee benefits	38.5	34.3
Accrued sales discounts and rebates	14.9	11.8
Environmental remediation and related costs	7.6	6.9
Deferred income	5.4	5.7
Reserve for uncertain tax positions	3.0	3.0
Other	42.8	49.2

Total	$334.6	$340.2

Note 9—Other noncurrent liabilities:

	December 31, 2012	March 31, 2013
	(In millions)
Reserve for uncertain tax positions	$29.4	$31.2
Asset retirement obligations	23.8	24.2
Insurance claims and expenses	9.7	9.7
Employee benefits	11.3	10.8
Deferred income	1.0	1.0
Other	3.1	3.2

Total	$78.3	$80.1

Note 10—Long-term debt:

	December 31,	March 31,
	2012	2013
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	157.6	149.0

Total Valhi debt	407.6	399.0

Subsidiary debt:
Kronos:
Note payable to Contran	—	185.0
Term loan	384.5	98.6
Revolving European credit facility	13.2	12.8
CompX:
Promissory note payable to Timet Finance Management Company	18.5	18.2
WCS:
Financing capital lease	69.9	69.6
6% promissory notes	7.2	7.2
Other	9.2	9.8

Total subsidiary debt	502.5	401.2

Total debt	910.1	800.2
Less current maturities	29.6	29.6

Total long-term debt	$880.5	$770.6

Valhi – Contran credit facility – During the first three months of 2013, we had net repayments of $8.6 million under our Contran credit facility. The average interest rate on the existing balance as of and for the three months ended March 31, 2013 was 4.25%. At March 31, 2013, the equivalent of $76.0 million was available for borrowing under this facility.

Kronos – Term loan – In February 2013, Kronos voluntarily prepaid an aggregate $290 million principal amount of our term loan. We recognized a non-cash pre-tax interest charge of $6.6 million related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment. Funds for such prepayment were provided by $100 million of Kronos’ cash on hand as well as borrowings of $190 million under a new loan from Contran as described below. As a result of this prepayment, the remaining $100 million principal amount of the term loan is not repayable until final maturity of the term loan in June 2018. The average interest rate on these borrowings as of and for the three months ended March 31, 2013 was 7% and 6.6%, respectively. The carrying amount of the term loan includes unamortized original issue discount of $1.4 million at March 31, 2013. It is possible Kronos might borrow additional amounts from Contran in the future to voluntarily prepay the remaining $100 million principal amount outstanding under the term loan.

Note payable to Contran – As discussed above, in February 2013 Kronos entered into a promissory note with Contran that allows it to borrow up to $290 million. This new loan from Contran contains terms and conditions similar to the terms and conditions of the term loan, except that the loan from Contran is unsecured and contains no financial maintenance covenant. The independent members of Kronos’ board of directors approved the terms and conditions of the loan from Contran. The note requires quarterly principal payments of $5.0 million which commenced in March 2013, with any remaining outstanding principal due by June 2018. Voluntary principal prepayments are permitted at any time without penalty. The note bears interest at LIBOR (with LIBOR no less than 1%) plus 4.125%, or the base rate (as defined in the agreement) plus 5.125%. Kronos is required to use the base rate method until such time as both (1) the term loan discussed above has been fully repaid and (2) the European credit facility has been amended on terms satisfactory to Contran, at which time we would have the option to use either the base rate or LIBOR rate methods. The average interest rate on these borrowings as of and for the period from issuance to March 31, 2013 was 7.375%.

Revolving European credit facility - During the first three months of 2013, Kronos had no borrowings or repayments under our European credit facility. The average interest rate on the existing balance as of and for the three months ended March 31, 2013 was 2.03% and 2.01%, respectively. At March 31, 2013, the equivalent of $140.5 million was available for borrowing under this facility.

Revolving North American credit facility – Kronos had no borrowings or repayments under its North American credit facility for the three months ended March 31, 2013. At March 31, 2013 there were no outstanding borrowings under this revolving facility and approximately $125 million was available for borrowing.

Canada – At March 31, 2013, an aggregate of Cdn. $7.5 million letters of credit were outstanding under Kronos’ Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit.

In January 2013, Kronos borrowed Cdn. $1.8 million (USD $1.8 million) under its Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada which was recorded net of Cdn. $.5 million (USD $.5 million) imputed interest.

CompX – The average interest rate on the promissory note payable as of and for the three-month period ended March 31, 2013 was 1.3%.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2013.

Note 11—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In millions)
Service cost	$2.6	$3.3
Interest cost	6.4	6.1
Expected return on plan assets	(5.5)	(6.1)
Amortization of unrecognized:
Prior service cost	.4	.4
Net transition obligations	.1	.1
Actuarial losses	2.3	3.4

Total	$6.3	$7.2

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In millions)
Service cost	$.1	$.1
Interest cost	.2	.2
Amortization of prior service credit	(.5)	(.5)

Total	$(.2)	$(.2)

Contributions – We expect to contribute the equivalent of $28.5 million and $1.6 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2013.

Note 12—Other income, net:

	Three months ended March 31,
	2012	2013
	(In millions)
Securities earnings:
Dividends and interest	$7.1	$6.5
Securities transactions, net	—	.1

Total	7.1	6.6
Equity in earnings of investee	.1	(.3)
Currency transactions, net	.1	1.7
Insurance recoveries	1.1	.6
Other, net	1.2	.2

Total	$9.6	$8.8

Insurance recoveries reflect, in part, amounts we received from certain of our former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

Note 13—Income taxes:

	Three months ended March 31,
	2012	2013
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$62.2	$(24.5)
Incremental tax on earnings of non-U.S. companies	4.0	(1.4)
Non-U.S. tax rates	(7.7)	(.4)
Adjustment to the reserve for uncertain tax positions, net	.5	2.0
Nondeductible expenses	.6	2.5
U.S. state income taxes and other, net	(.6)	—

Income tax expense (benefit)	$59.0	$(21.8)

	Three months ended March 31,
	2012	2013
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Continuing operations	$59.0	$(21.8)
Discontinued operations	.6	—
Other comprehensive income (loss):
Marketable securities	(5.6)	3.6
Currency translation	—	(3.8)
Pension plans	.8	1.2
OPEB plans	(.2)	(.2)

Total	$54.6	$(21.0)

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.5 million (see Note 10). If the full amount of the proposed adjustment were ultimately to be assessed against us, the cash tax liability would be approximately $15.7 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will change by $4.4 million during the next twelve months related to certain adjustments to our prior year returns and the expiration of certain statutes of limitations.

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2012	March 31, 2013
	(In millions)
Noncontrolling interest in net assets:
Kronos	$267.0	$251.2
NL	77.8	81.3
CompX	13.3	13.2

Total	$358.1	$345.7

	Three months ended March 31,
	2012	2013
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$26.8	$(8.1)
NL	3.6	(.4)
CompX	.2	.1

Total	$30.6	$(8.4)

A portion of the noncontrolling interest in the net income of CompX in 2012 relates to discontinued operations. See Note 3.

Note 15—Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss attributable to Valhi stockholders for the three months ended March 31, 2012 and 2013 are presented in the table below, net of related deferred income taxes.

	Three months ended March 31,
	2012	2013
	(In millions)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of year	$6.4	$2.1
Other comprehensive loss – unrealized losses during the year	(5.2)	(.2)

Balance at end of period	$1.2	$1.9

Currency translation adjustment:
Balance at beginning of year	$37.5	$53.3
Other comprehensive income (loss)	14.1	(21.5)

Balance at end of period	$51.6	$31.8

Defined benefit pension plans:
Balance at beginning of year	$(72.6)	$(101.5)
Other comprehensive income – amortization of prior service cost and net losses included in net periodic pension cost	1.5	2.1

Balance at end of period	$(71.1)	$(99.4)

OPEB plans:
Balance at beginning of year	$5.4	$4.1
Other comprehensive loss – amortization of prior service credit	(.3)	(.3)

Balance at end of period	$5.1	$3.8

Total accumulated other comprehensive loss:
Balance at beginning of period	$(23.3)	$(42.0)
Other comprehensive income (loss)	10.1	(19.9)

Balance at end of period	$(13.2)	$(61.9)

See Note 11 for amounts related to our defined benefit pension plans and OPEB plans.

Note 16—Commitments and contingencies:

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2012 and March 31, 2013, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2013 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the year	$50.2
Additions charged to expense, net	1.2
Payments, net	(.8)
Changes in currency exchange rates	(.1)

Balance at the end of period	$50.5

Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$6.9
Noncurrent liabilities	43.6

Total	$50.5

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2013, NL had accrued approximately $48 million related to approximately 50 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $139 million, including the amount currently accrued.

NL believes that it is not possible to estimate the range of costs for certain sites. At March 31, 2013, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to NL for any of these sites which would allow NL to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $2.1 million at March 31, 2013 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2012 Annual Report.

Other litigation

NL – NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 1,125 of these types of cases pending, involving a total of approximately 1,643 plaintiffs. In addition, the claims of approximately 8,298 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2012 Annual Report.

In addition to the litigation described above, we and certain of our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for our environmental claims.

We currently believe that the disposition of all of these various other claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Note 17—Financial instruments and fair value measurements:

The following table summarizes the valuation of our marketable securities, financial instruments and other items recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2012:
Marketable securities:
Current	$.9	$—	$.9	$—
Noncurrent	256.8	3.5	3.3	250.0
Currency forward contracts	1.8	1.8	—	—
March 31, 2013:
Marketable securities:
Current	$.9	$—	$.9	$—
Noncurrent	256.7	3.6	3.1	250.0
Currency forward contracts	(.1)	(.1)	—	—

See Note 4 for information on how we determine fair value of our noncurrent marketable securities.

Certain of Chemicals Segment’s sales generated by its non-U.S. operations are denominated in U.S. dollars. Our Chemicals Segment periodically uses currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At March 31, 2013, our Chemicals Segment had currency forward contracts to exchange:

•	an aggregate of $33.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.02 per U.S. dollar. These contracts with Wells Fargo Bank, N.A. mature from April 2013 through February 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option;

•	an aggregate $20.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.84 to kroner 6.02 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from May 2013 through December 2013; and

•	an aggregate €18.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 7.48 to kroner 7.57 per euro. These contracts with DnB Nor Bank ASA mature at a rate of €2.0 million per month in certain months from April 2013 through December 2013.

The estimated fair value of our currency forward contracts at March 31, 2013 was a $.1 million loss, of which $.1 million is recognized as part of accounts and other receivables and $.2 million is recognized as part of accounts payable and accrued liabilities. There is also a corresponding $.1 million currency transaction loss recognized in our Condensed Consolidated Statement of Income. Our Chemicals Segment is not currently using hedge accounting for its outstanding currency forward contracts at March 31, 2013, and it did not use hedge accounting for any of such contracts previously held in 2012.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2012		March 31,2013
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$395.9	$395.9	$207.5	$207.5
Long-term debt (excluding capitalized leases):
Kronos note payable to Contran	$—	$—	$185.0	$185.0
Kronos term loan	384.5	396.8	98.6	101.6
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	77.1	77.1	76.8	76.8
Valhi credit facility with Contran	157.6	157.6	149.0	149.0
Kronos variable rate bank credit facility	13.2	13.2	12.8	12.8
CompX variable rate promissory note	18.5	18.5	18.2	18.2
Noncontrolling interest in:
Kronos common stock	$267.0	$442.6	$251.2	$355.2
NL common stock	77.8	94.8	81.3	102.9
CompX common stock	13.3	23.4	13.2	20.7
Valhi stockholders’ equity	$733.6	$4,238.9	$656.9	$5,442.8

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. At December 31, 2012 and March 31, 2013, the estimated market price of Kronos’ term loan was $1,017.5 per $1,000 principal amount and $1,016.3 per $1,000 principal amount, respectively. The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trade were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 5 and 8.

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

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);

•	Customer and producer inventory levels;

•	Unexpected or earlier-than-expected industry expansion;

•	Changes in raw material and other operating costs (such as energy, ore and steel costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw materials (such as ore);

•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China);

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;

•	Customer and competitor strategies;

•	Potential consolidation of our competitors;

•	Potential consolidation of our customers;

•	The impact of pricing and production decisions;

•	Competitive technology positions;

•	The introduction of trade barriers;

•	The ability of our subsidiaries to pay us dividends;

•	The impact of current or future government regulations (including employee healthcare benefit related regulations);

•	Uncertainties associated with new product development and the development of new product features;

•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, and the Canadian dollar) or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro;

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

•	The ultimate resolution of pending litigation (such as NL’s lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);

•	Our ability to comply with covenants contained in our revolving bank credit facilities;

•	Our ability to complete and comply with the conditions of our licenses and permits;

•	Our ability to successfully defend against any currently-pending or possible future challenge to WCS’ operating licenses and permits; and

•	Possible future litigation.

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

Operations Overview

Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012 –

Net loss from continuing operations attributable to Valhi stockholders was $39.8 million, or $.12 per diluted share, in the first quarter of 2013 compared to net income from continuing operations attributable to Valhi stockholders of $88.4 million, or $.26 per diluted share, in the first quarter of 2012. As more fully discussed below, our diluted income per share decreased from 2012 to 2013 primarily due to the net effects of:

•	an operating loss from our Chemicals Segment in 2013 compared to operating income in 2012;

•	a loss on the prepayment of debt in the first quarter of 2013;

•	lower operating losses at our Waste Management segment in 2013 compared to 2012; and

•	lower general expenses in 2013, primarily due to decreased environmental remediation and related costs.

Our net income attributable to Valhi stockholders in 2013 includes a charge of $.01 per diluted share related to the voluntary prepayment of $290 million principal amount of Kronos’ term loan.

In December 2012, our Component Products Segment completed the sale of its furniture components business. See Note 3 to our Condensed Consolidated Financial Statements. Unless otherwise noted, the results of operations in management’s discussion and analysis is focused on our continuing operations.

Current Forecast for 2013 –

We currently expect to report lower net income from continuing operations attributable to Valhi stockholders in 2013 as compared to the same period in 2012 primarily due to the net effects of:

•	lower expected operating income from our Chemicals and Component Products Segments; partially offset by

•

lower expected operating losses at WCS as we expect more revenue from the opening of our Compact LLRW disposal facility in April 2012 and the anticipated receipt of waste at the Federal LLRW disposal facility in the summer of 2013.

Segment Operating Results—2012 Compared to 2013 –

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

	Three months ended March 31,
	2012	2013	% Change
	(Dollars in millions)
Net sales	$561.3	$463.6	(17)%
Cost of sales	300.4	460.3	53

Gross margin	$260.9	$3.3	(99)%

Operating income (loss)	$211.3	$(45.1)	(121)%
Percent of net sales:
Cost of sales	54%	99%
Gross margin	46	1
Operating income	38	(10)
Ti02 operating statistics:
Sales volumes*	130	132	1%
Production volumes*	140	122	(13)
Percent change in net sales:
Ti02 product pricing			(21)%
Ti02 sales volumes			1
Ti02 product mix			3
Changes in currency exchange rates			—

Total			(17)%

*	Thousands of metric tons

Current Industry Conditions – The TiO2 industry has experienced decreased selling prices and production volumes as the majority of TiO2 producers and consumers have been undertaking inventory correction initiatives in response to continued global economic weakness and uncertainty. While we operated our production facilities at full practical capacity rates in the first quarter of 2012, we operated our facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels. We continued to operate our production facilities at reduced capacity rates in the first quarter of 2013 (approximately 92% of practical capacity).

Our average selling prices declined during the second half of 2012, and continued to decline during the first quarter of 2013. Our average selling prices at the end of the first quarter of 2013 were 7% lower than at the end of 2012, and were 22% lower than at the end of the first quarter of 2012.

We experienced significantly higher costs for our raw materials such as third party feedstock ore and petroleum coke in 2012. As one of the few vertically-integrated producers of sulfate process TiO2, we operate two ilmenite mines in Norway which provide all of the feedstock for our European sulfate process facilities. Overall, the cost per metric ton of TiO2 we produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs procured from third parties and unabsorbed fixed production costs resulting from reduced production volumes. However, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 were produced with lower-cost feedstock ore purchased in 2011, our cost of sales per metric ton in the first quarter of 2012 was significantly lower as compared to the cost per metric ton for products we sold in the second, third and fourth quarters of 2012. We experienced some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, however our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than what we expect our cost of sales per metric ton of TiO2 to be in the remainder of 2013, as a substantial portion of the TiO2 products we sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012.

Net Sales – Our Chemicals Segment’s net sales in the first quarter of 2013 decreased 17% compared to the first quarter of 2012 primarily due to the effects of a 21% decrease in sales prices (which decreased net sales by approximately $118 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our sales volumes increased 1% in the first quarter of 2013 as compared to the first quarter of 2012 due to increased customer demand in export markets offset in part by slightly lower demand in North American and European markets. Our sales volumes in the first quarter of 2013 set a new record for a first quarter. We estimate that changes in currency exchange rates increased net sales by approximately $1 million as compared to the first quarter of 2012.

Cost of Sales – Our Chemicals Segment’s cost of sales increased 53% in the first quarter of 2013 compared to 2012 primarily due to the net impact of higher raw material costs of approximately $110 million (primarily feedstock ore and petroleum coke) and a 13% decrease in TiO2 production volumes. Our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than TiO2 sold in the first quarter of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in 2013 was produced with higher-cost feedstock ore purchased in 2012. Overall and as discussed above, the cost per metric ton of TiO2 we produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs and unabsorbed fixed production costs resulting from reduced production volumes. Cost of sales as a percentage of net sales increased to 99% in the first quarter of 2013 compared to 54% in the same period of 2012 primarily due to the effects of higher raw materials costs as discussed above.

Gross Margin and Operating Income (Loss) – Our Chemicals Segment’s results decreased from operating income of $211.3 million in the first quarter of 2012 to an operating loss of $45.1 million in the first quarter of 2013 and operating income as a percentage of net sales decreased to (10)% in the first quarter of 2013 from 38% in the same period of 2012. This decrease was driven by the decline in gross margin, which decreased to 1% for the first quarter of 2013 compared to 46% for the first quarter of 2012. As discussed and quantified above, our gross margin decreased primarily due to the effects of lower selling prices and higher manufacturing costs (primarily raw materials). Additionally, changes in currency exchange rates have negatively affected our gross margin and operating income. We estimate that changes in currency exchange rates decreased operating income by approximately $6 million in the first quarter of 2013 as compared to the same period in 2012.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.7 million in each of the first three months of 2012 and 2013 which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income:

Impact of changes in currency exchange rates

Three months ended March 31, 2013 vs. March 31, 2012

	Transaction gains recognized			Translation gain (loss) - impact of	Total currency impact 2013 vs.
	2012	2013	Change	rate changes	2012
	(In millions)
Impact on:
Net sales	$—	$—	$—	$1	$1
Operating income	—	2	2	(8)	(6)

Outlook – During the first quarter of 2013 we operated our Chemicals Segment’s production facilities at 92% of practical capacity, which was a higher utilization rate as compared to our utilization rates during the last three quarters of 2012. If economic conditions improve in the various regions of the world in the remainder of 2013, we expect demand for our TiO2 products would increase and our sales volumes would be expected to be higher in 2013 as compared to 2012. During 2013, we will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced some moderation in the cost of TiO2 feedstock ore procured in 2013, however our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than what we expect our cost of sales per metric ton of TiO2 to be in the remainder of 2013, as a substantial portion of the TiO2 products we sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012. Although the cost of feedstock ore has moderated recently, such reductions have been inadequate to compensate for the decline in selling prices for our products. We started 2013 with selling prices 16% lower than as compared to the start of 2012, and prices declined by an additional 7% in the first quarter of 2013. Our Chemicals Segment expects to implement increases in its selling prices during 2013 in order to adequately compensate for our raw material production costs, and in this regard, in February 2013 our Chemicals Segment announced certain price increases for all of its markets, implementation of which would begin in the second quarter of 2013. Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased. In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis. Shortages of certain TiO2 grades have recently occurred, and lead times for delivery are increasing. We also believe TiO2 prices have generally stabilized, and price increases have been realized in some accounts. The extent to which we will be able to achieve these and other possible additional price increases during 2013 will depend on market conditions.

Overall, we expect that our Chemicals Segment’s operating income in 2013 will be significantly lower as compared to 2012. The first quarter of 2012 operating income was positively affected by the sale of TiO2 produced with lower-cost feedstock ore purchased in 2011, as compared to our first quarter 2013 operating loss which was negatively impacted by the sale of TiO2 produced with higher-cost feedstock ore purchased in 2012. This negative fluctuation in operating income between the first quarter of 2012 and the first quarter of 2013 would more than offset any favorable effect of higher sales and production volumes that would result assuming demand levels continue to improve, as well as the favorable impact of increases in our selling prices that we may be able to achieve during the remainder of 2013.

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

	Three months ended March 31,
	2012	2013	% Change
	(Dollars in millions)
Net sales	$20.4	$21.5	5%
Cost of sales	14.4	15.5	7

Gross margin	$6.0	$6.0	—%

Operating income	$1.6	$1.5	(8)%
Percent of net sales:
Cost of sales	71%	72%
Gross margin	29	28
Operating income	8	7

Net Sales – Our Component Products Segment’s net sales increased $1.1 million in the first quarter of 2013 compared to the same period of 2012 principally due to higher postal market demand within security products and an increase in marine components sales outside of the high performance boat market through gains in market share. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales – Our Component Products Segment’s cost of sales percentage increased by 1% in the first quarter of 2013 compared to the same period in 2012. As a result, gross profit and related margin decreased over the same period. The decrease in gross profit is primarily due to higher self-insured medical expenses of $315,000 in 2013, $260,000 of which impacted cost of goods sold.

Gross Margin and Operating Income – Gross margin and operating income decreased by 1% in the first quarter of 2013 compared to 2012 primarily due to the factors impacting cost of sales above. As a percentage of net sales, operating costs and expenses for the first quarter of 2013 are comparable to the same period in 2012.

Outlook – Consistent with the current state of the North American economy, overall demand from our Component Products’ customers continues to be subject to instability. While we experienced a total increase in sales in the first quarter of 2013, this was the net result of sales growth in certain markets and flat or slightly down sales in other markets. As a result, it is uncertain to the extent that total sales will continue to grow for the remainder of 2013. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to broaden our sales base and mitigate the impact of changes in demand.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 10% of our total cost of sales. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

Waste Management –

	Three months ended
	March 31,
	2012	2013
	(In millions)
Net sales	$1.1	$14.1
Cost of sales	7.6	10.5

Gross margin	$(6.5)	$3.6

Operating loss	$(9.6)	$(1.6)

General – We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing requirements to receive permits for the disposal of byproduct waste material and a broad range of LLRW and mixed LLRW. In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the first quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, the TCEQ issued a near-surface LLRW disposal license to us. This license was signed in September 2009. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012.

Net Sales and Operating Loss – The Waste Management Segment’s sales increased significantly in the first quarter of 2013 compared to 2012, as we continued to accept shipments for disposal at our recently-completed Compact LLRW disposal facility during the first quarter. We recognized a positive gross margin in the first quarter of 2013 as compared to a negative gross margin in 2012 as a result of increased sales. Our Waste Management operating loss was lower in the first quarter of 2013 compared to 2012 due to our increased sales; however we still recognized an operating loss in the first quarter of 2013 because we have not yet achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume, in part because we had not received LLRW for disposal in the Federal LLRW disposal facility by the end of the first quarter 2013. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license we need to commence full scale operations, and with the Compact LLRW disposal facility certified for operation in April 2012 and the Federal LLRW disposal facility certified for operation in September 2012, we are poised to provide “one-stop shopping” for hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long term disposal contracts with several waste generators and are actively pursuing additional contracts. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues sufficient to cover the high fixed costs of operating our disposal facilities. We received a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million, however, no tasks have been awarded under the contract and no amounts have been authorized. Until such time that we begin receiving waste for our Federal facility it may be difficult for us to generate positive operating results. However, WCS was able to generate positive operating cash flow in the first quarter of 2013 even without Federal waste streams.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

General Corporate Items, Other Items, Interest Expense, Income Taxes and Noncontrolling Interest—2013 Compared to 2012

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2013 and 2012 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the first quarters of 2012 and 2013.

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

Corporate Expenses and Other Items, Net – Corporate expenses were 53% lower at $9.7 million in the first quarter of 2013 compared to $20.3 million in the same period in 2012, primarily due to lower environmental remediation and related costs recognized in the first quarter of 2013. Included in corporate expense are:

•	litigation and related costs at NL of $2.0 million in the first quarter of 2013 compared to $1.9 million in first quarter of 2012, and

•	environmental remediation and related costs of $1.2 million in the first quarter of 2013 compared to $12.8 million in first quarter of 2012.

The level of our litigation and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 16 to our Condensed Consolidated Financial Statements.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate, and it is possible that actual costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2013, our corporate expenses would be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related matters as further information becomes available to us or as circumstances change. Further information or changed circumstances could result in an increase or reduction in our accrued costs. See Note 16 to our Condensed Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2013 will be lower than 2012, as higher expected litigation and related costs would be more than offset by lower environmental remediation and related costs. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2013, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense – We recognized an aggregate $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first quarter of 2013 related to Kronos’ voluntary prepayment of $290 million of its term loan. See Note 10 to our Condensed Consolidated Financial Statements.

Interest expense increased to $15.4 million in the first quarter of 2013 from $13.5 million in the first quarter of 2012 primarily due to the refinancing of a Valhi credit facility. During substantially all of 2012, Valhi had a credit facility with borrowings from Kronos, and interest expense associated with Valhi’s borrowings from Kronos was eliminated in consolidation. In December 2012, Valhi repaid the Kronos facility with borrowings under a similar facility from Contran. Interest expense on Valhi’s credit facility with Contran was approximately $1.7 million in the first quarter of 2013.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had an income tax benefit of $21.8 million in the first quarter of 2013 compared to income tax provision of $59.0 million in the first quarter of 2012, primarily due to operating losses during the first quarter of 2013 compared to operating income in the first quarter of 2012.

We have substantial net operating loss carryforwards in Germany (the equivalent of $744 million and $100 million for German corporate and trade tax purposes, respectively, at December 31, 2012). At March 31, 2013, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period ended December 31, 2012 and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2013 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net loss was $8.4 million in the first quarter of 2013, compared to noncontrolling interest in net income of $30.6 million in the same period of 2012. The decrease is primarily due to an operating loss of Kronos in the first quarter of 2013 compared to operating income in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities improved from $114.4 million cash used in operations in the first three months of 2012 to $34.3 million in the first three months of 2013. This $80.1 million net improvement in the amount of cash from operations was primarily due to the net effects of the following items:

•	consolidated operating loss in the first quarter of 2013 of $45.2 million, a $248.5 million decline compared to operating income of $203.3 million in the first quarter of 2012;

•

a $256.1 million reduction in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2013, primarily due to the relative changes in Kronos’ inventories and receivables, as discussed below;

•	higher net distributions from our TiO2 manufacturing joint venture in 2013 of $28.6 million, primarily due to the timing of the joint venture’s working capital needs;

•	lower net cash paid for income taxes in 2013 of $25.5 million resulting from our decreased profitability; and

•	higher cash paid for interest in 2013 of $7.5 million, primarily due to the timing of interest payments on Kronos’ term loan in 2013.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

•

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2012 to March 31, 2013 due to higher average daily net sales resulting from higher sales volumes partially offset by lower selling prices in the first quarter of 2013.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2012 to March 31, 2013 principally due to lower inventory costs and lower inventory volumes in the first quarter of 2013.

•	CompX’s average DSO was flat from December 31, 2012 to March 31, 2013 and is in line with our expectations.

•	CompX’s average DSI decreased from December 31, 2012 to March 31, 2013 and is in line with our expectations.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	March 31,	December 31,	March 31,
	2011	2012	2012	2013
Kronos:
Days sales outstanding	55 days	69 days	61 days	65 days
Days sales in inventory	104 days	110 days	102 days	68 days
CompX:
Days sales outstanding	40 days	40 days	40 days	40 days
Days sales in inventory	83 days	74 days	74 days	70 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended March 31,
	2012	2013
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$19.1	$26.8
Kronos	(104.7)	(39.4)
NL exclusive of its subsidiaries	2.5	13.0
CompX	(2.9)	(14.6)
WCS	(7.9)	.4
Tremont	.7	—
Other	(.1)	(.1)
Eliminations	(21.1)	(20.4)

Total	$(114.4)	$(34.3)

Investing Activities –

We spent $20.2 million in capital expenditures during the first three months of 2013 including:

•	$19.0 million in our Chemicals Segment;

•	$.5 million in our Waste Management Segment; and

•	$.7 million in our Component Products Segment.

Our Waste Management Segment also had $.2 million in expenditures for capitalized permit costs.

During the three months of 2013 we sold a net $.2 million of marketable securities, collected $1.8 million on a note receivable and had proceeds of $1.6 million from the disposal of assets held for sale.

Financing Activities—

During the three months ended March 31, 2013, we:

•	Voluntarily prepaid $290.0 million principal amount Kronos’ our term loan,

•	borrowed $190.0 million under Kronos’ new note payable with Contran, and subsequently repaid $5.0 million,

•	borrowed $1.8 million from a Canadian economic development agency;

•	repaid at net $8.6 million on Valhi’s credit facility with Contran; and

•	paid quarterly dividends to Valhi stockholders aggregating $.05 per share ($17.0 million).

Distributions to noncontrolling interest in subsidiaries in the first three months of 2013 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2013, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	Valhi’s $149.0 million outstanding on its $225 million credit facility with Contran which is due no earlier than December 31, 2014;

•	$185.0 million under Kronos’ note payable to Contran due in June 2018;

•	$100.0 million outstanding ($98.6 million carrying value, net of unamortized original issue discount) under Kronos’ term loan due in June 2018;

•	€10 million ($12.8 million) under our European revolving credit facility which matures in September 2017

•	CompX’s promissory note payable to TIMET ($18.2 million outstanding) which is due in 2014;

•	WCS’ financing capital lease with Andrews County, Texas ($69.6 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;

•	WCS’ two 6.0% promissory notes ($7.2 million outstanding) due in 2013 through 2014; and

•	approximately $9.8 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. Kronos’ term loan requires that a specified financial covenant (leverage to EBITDA, as defined) be maintained at a ratio less than or equal to 3.5 to 1.0, and our European revolving credit facility also requires the maintenance of certain financial ratios. Certain of our credit agreements also contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at March 31, 2013. We believe we will be able to continue to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance. In such an event, we believe we have alternate sources of liquidity, including cash on hand and borrowings under Kronos’ North American revolver or additional borrowings from Contran (neither of which contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise. See Note 10 to our Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2013) and our long-term obligations (defined as the five-year period ending March 31, 2018, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2013, we had credit available under existing facilities of approximately $363 million, which was comprised of:

•	$125 million under Kronos’ North American revolving credit facility;

•	€110 million ($140.5 million) under Kronos’ European credit facility; and

•	$76(1) million under Valhi’s Contran credit facility.

(1)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At March 31, 2013, we had an aggregate of $215.1 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $62.7 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

		Amount held outside
	Total	U.S.
	(In millions)
Kronos	$111.4	$62.7
CompX	50.1	—
NL exclusive of its subsidiaries	28.9	—
WCS	13.7	—
Tremont	9.2	—
Valhi exclusive of its subsidiaries	1.8	—

Total restricted and unrestricted cash, cash equivalents and marketable securities	$215.1	$62.7

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2013 will be approximately $70 million as follows:

•	$60 million by our Chemicals Segment, including approximately $26 million in the area of environmental protection and compliance;

•	$4 million by our Component Products Segment; and

•	$6 million by our Waste Management Segment.

The WCS amount includes approximately $1 million in capitalized operating permit costs. Capital spending for 2013 is expected to be funded through cash generated from operations and borrowings from existing credit facilities.

Planned capital expenditures in 2013 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. A significant portion of the increase in our Component Products Segment’s expected capital expenditures for 2013 relates to the implementation of new manufacturing and accounting systems.

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

At March 31, 2013 Valhi had approximately 4.0 million shares available to repurchase shares of our common stock under the authorizations made by our board of directors.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. To date Kronos has not made any repurchases under the plan and at March 31, 2013 all 2.0 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2013 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2013, based on the 58.0 million shares we held of Kronos common stock at March 31, 2013, we would receive aggregate annual regular dividends from Kronos of $34.8 million. NL’s current quarterly cash dividend is $.125 per share. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at March 31, 2013, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2013. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

Our subsidiaries have various credit agreements with unrelated third-party lenders which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

In May 2012, we implemented a 3-for-1 split of our common stock. We have adjusted all share and per-share disclosures for the first quarter 2012 period to give effect to the stock split.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. It is possible WCS will borrow additional amounts from us during 2013 under the terms of the revolving credit facility. At March 31, 2013, WCS had no balance outstanding and could borrow an additional $20 million under this facility, which matures in March 2014.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. At March 31, 2013, NL had no balance outstanding and could borrow an additional $40 million under this facility, which as amended matures no earlier than March 31, 2014 and no later than December 31, 2014.

We have an unsecured revolving credit facility with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. At March 31, 2013 we had no balance outstanding and could borrow an additional $100 million under this facility, which, as amended is due on demand, but in any event no earlier than December 31, 2014.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2012 Annual Report.

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 17 to our 2012 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

Not applicable.

Critical Accounting Policies

There have been no changes in the first three months of 2013 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2012 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2012 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2012 Annual Report. See also Note 17 to our Condensed Consolidated Financial Statements.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in currency exchange rates.

We periodically use currency forward contracts to manage a nominal portion of currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder’s functional currency. These contracts generally relate to our Chemicals operations. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. See Note 17 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In addition to the matters discussed below, please refer to Note 17 to our Consolidated Financial Statements included in our 2012 Annual Report.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657). In the first quarter of 2013, NL filed a motion for summary judgment.

New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County). In March 2013, 244 third-party defendants entered into a Consent Judgment with the State of New Jersey that, if approved by the Court, will resolve certain of the claims alleged in the third-party complaint. NL is one of approximately 25 Third-Party Defendants that did not join the Consent Judgment. In April 2013, NL received a settlement offer from the Third-Party Plaintiffs. NL is continuing to defend the matter.

ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). In the first quarter of 2013, NL’s motion was granted and the court entered an indefinite stay.

ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). In the first quarter of 2013, the court granted NL’s motion and entered an indefinite stay, but has allowed limited discovery on liability issues to proceed.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2013, the appellate court agreed with the trial court’s rationale regarding legislative requirements to screen children’s blood lead levels and remanded the case for further proceedings in the trial court.

In March 2013, NL received Special Notice from EPA for OU 1 (residential area) at the Big River Mine Tailings Superfund Site in St. Francois County, Missouri. The site encompasses approximately eight former mine and mill areas, only one of which is associated with former NL operations, as well as adjacent residential areas.

Item 1A.	Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2012 Annual report. There have been no material changes to such risk factors during the first three months of 2013.

Item 6.	Exhibits.

Item No.	Exhibit Index

10.1*	Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc effective January 1, 2012 – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kronos Worldwide, Inc. (File No. 001-31763) for the quarter ended March 31, 2013.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date May 10, 2013	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date May 10, 2013	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)