Form 10-Q
period 2013-09-30
VALHI INC /DE/
filed 2013-11-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Number of shares of the Registrant’s common stock outstanding on November 1, 2013: 339,120,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2012	September 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$366.9	$115.7
Restricted cash equivalents	8.1	5.3
Accounts and other receivables, net	302.5	352.0
Inventories, net	650.3	407.1
Other current assets	26.0	26.7
Deferred income taxes	9.6	22.9
Total current assets	1,363.4	929.7

Other assets:
Marketable securities	256.8	253.6
Investment in affiliates	126.1	121.3
Goodwill	379.7	379.7
Deferred income taxes	120.3	162.3
Other noncurrent assets	161.1	174.6
Total other assets	1,044.0	1,091.5
Property and equipment:
Land	48.3	48.7
Buildings	280.5	280.2
Equipment	1,127.7	1,136.4
Treatment, storage and disposal facility	158.7	158.9
Mining properties	72.3	64.6
Construction in progress	40.7	61.4
	1,728.2	1,750.2
Less accumulated depreciation	965.1	994.0

Net property and equipment	763.1	756.2

Total assets	$3,170.5	$2,777.4

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2012	September 30, 2013
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$29.6	$29.7
Accounts payable and accrued liabilities	334.6	331.7
Income taxes	23.1	.2
Deferred income taxes	11.2	11.2
Total current liabilities	398.5	372.8

Noncurrent liabilities:
Long-term debt	880.5	701.6
Deferred income taxes	454.8	431.3
Accrued pension costs	202.9	195.4
Accrued environmental remediation and related costs	42.6	53.6
Accrued postretirement benefits costs	21.2	20.6
Other liabilities	78.3	91.3
Total noncurrent liabilities	1,680.3	1,493.8

Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	78.9	44.7
Retained earnings (deficit)	75.4	(55.3)
Accumulated other comprehensive loss	(42.0)	(35.8)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	733.6	574.9

Noncontrolling interest in subsidiaries	358.1	335.9
Total equity	1,091.7	910.8
Total liabilities and equity	$3,170.5	$2,777.4

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Revenues and other income:
Net sales	$508.8	$448.2	$1,659.9	$1,463.4
Other income, net	7.6	8.7	39.4	21.8
Total revenues and other income	516.4	456.9	1,699.3	1,485.2

Costs and expenses:
Cost of sales	411.3	399.6	1,140.0	1,384.7
Selling, general and administrative	63.1	101.1	210.0	253.5
Loss on prepayment of debt	—	2.3	7.2	8.9
Assets held for sale write-down	.4	—	.4	—
Interest	14.6	13.7	42.4	43.8
Total costs and expenses	489.4	516.7	1,400.0	1,690.9

Income (loss) from continuing operations before income taxes	27.0	(59.8)	299.3	(205.7)

Income tax expense (benefit)	(3.0)	(18.9)	89.7	(68.0)
Income (loss) from continuing operations	30.0	(40.9)	209.6	(137.7)
Income from discontinued operations, net of tax	1.8	—	3.3	—
Net income (loss)	31.8	(40.9)	212.9	(137.7)

Noncontrolling interest in net income (loss) of subsidiaries	8.9	(6.7)	56.7	(24.0)
Net income (loss) attributable to Valhi stockholders	$22.9	$(34.2)	$156.2	$(113.7)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Amounts attributable to Valhi stockholders:
Income (loss) from continuing operations	$21.7	$(34.2)	$153.9	$(113.7)
Income from discontinued operations	1.2	—	2.3	—

Net income (loss) attributable to Valhi stockholders	$22.9	$(34.2)	$156.2	$(113.7)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$.06	$(.10)	$.45	$(.33)
Income from discontinued operations	.01	—	.01	—
Net income (loss) per share	$.07	$(.10)	$.46	$(.33)

Cash dividends per share	$.05	$.05	$.142	$.15

Basic and diluted weighted average shares outstanding	342.0	342.0	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Net income (loss)	$31.8	$(40.9)	$212.9	$(137.7)
Other comprehensive income (loss), net of tax:
Currency translation	39.9	21.7	16.6	(.4)
Marketable securities	6.1	13.0	(22.8)	15.0
Defined benefit pension plans	2.0	2.7	5.9	8.1
Other postretirement benefit plans	(.3)	(.3)	(.9)	(.9)
Total other comprehensive income (loss), net	47.7	37.1	(1.2)	21.8
Comprehensive income (loss)	79.5	(3.8)	211.7	(115.9)
Comprehensive income (loss) attributable to noncontrolling interest	19.1	10.7	45.5	(8.4)
Comprehensive income (loss) attributable to Valhi stockholders	$60.4	$(14.5)	$166.2	$(107.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$212.9	$(137.7)
Depreciation and amortization	50.3	55.7
Litigation settlement gain	(14.7)	—
Loss on prepayment of debt	7.2	8.9
Call premium and interest paid on Senior Notes redeemed	(6.2)	—
Asset held for sale write-down	.4	—
Reversal of accrued contingent consideration	(.8)	—
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	.4	1.7
Other postretirement benefit expense	(1.1)	(.9)
Deferred income taxes	37.9	(78.5)
Net distributions from (contributions to) Ti02 manufacturing joint venture, net	(30.1)	4.0
Other, net	.9	6.4
Change in assets and liabilities:
Accounts and other receivables, net	(53.8)	(35.5)
Inventories, net	(157.8)	241.0
Accounts payable and accrued liabilities	(36.8)	20.1
Accounts with affiliates	54.1	(24.7)
Income taxes	(6.8)	(8.8)
Other, net	(9.8)	(3.3)
Net cash provided by operating activities	46.2	48.4
Cash flows from investing activities:
Capital expenditures	(66.0)	(54.4)
Capitalized permit costs	(2.9)	(.6)
Purchases of marketable securities	(5.7)	(5.2)
Proceeds from:
Disposal of mutual funds	21.1	—
Disposal of other marketable securities	8.1	7.8
Disposal of assets held for sale	—	1.6
Collection of note receivable	—	3.0
Real estate-related litigation settlement	15.6	—
Change in restricted cash equivalents, net	(5.0)	.9
Other, net	2.7	(.4)
Net cash used in investing activities	(32.1)	(47.3)
Cash flows from financing activities:
Indebtedness:
Borrowings	503.3	377.7
Principal payments	(422.6)	(565.0)
Deferred financing costs paid	(7.1)	—
Valhi cash dividends paid	(48.0)	(50.9)
Distributions to noncontrolling interest in subsidiaries	(13.9)	(13.7)
Other, net	—	(.7)
Net cash provided by (used in) financing activities	11.7	(252.6)
Cash and cash equivalents – net change from:
Operating, investing and financing activities	25.8	(251.5)
Effect of exchange rate on cash	1.3	.3
Cash and cash equivalents at beginning of period	96.4	366.9
Cash and cash equivalents at end of period	$123.5	$115.7
Supplemental disclosures:
Cash paid (received) for:
Interest, net of capitalized interest (including call premium paid)	$51.3	$42.5
Income taxes, net	64.4	16.0
Noncash investing activities:
Accrual for capital expenditures	8.6	3.5
Accrual for capitalized permit costs	1.6	.4
Noncash financing activities:
Accrued construction retainage payable converted to note payable	—	2.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2013

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2012	$667.3	$3.6	$78.9	$75.4	$(42.0)	$(49.6)	$358.1	$1,091.7
Net loss	—	—	—	(113.7)	—	—	(24.0)	(137.7)
Other comprehensive income, net	—	—	—	—	6.2	—	15.6	21.8
Cash dividends	—	—	(33.9)	(17.0)	—	—	(13.7)	(64.6)
Issuance of common stock and other, net	—	—	(.3)	—	—	—	(.1)	(.4)
Balance at September 30, 2013	$667.3	$3.6	$44.7	$(55.3)	$(35.8)	$(49.6)	$335.9	$910.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Note 1—Organization and basis of presentation:

Organization—We are majority owned by Contran Corporation and one of its subsidiaries, which own approximately 94% of our outstanding common stock at September 30, 2013. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the SEC on March 15, 2013 (the “2012 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at September 30, 2013
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. At  September 30, 2013 we had an aggregate of 12.0 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran.  We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Net sales:
Chemicals	$472.9	$419.1	$1,579.5	$1,363.8
Component products	21.4	24.2	63.9	69.7
Waste management	14.5	4.9	16.5	29.9
Total net sales	$508.8	$448.2	$1,659.9	$1,463.4
Cost of sales:
Chemicals	$387.5	$372.4	$1,070.5	$1,304.8
Component products	15.1	16.7	45.1	48.6
Waste management	8.7	10.5	24.4	31.3
Total cost of sales	$411.3	$399.6	$1,140.0	$1,384.7
Gross margin:
Chemicals	$85.4	$46.7	$509.0	$59.0
Component products	6.3	7.5	18.8	21.1
Waste management	5.8	(5.6)	(7.9)	(1.4)
Total gross margin	$97.5	$48.6	$519.9	$78.7
Operating income (loss):
Chemicals	$40.4	$(35.2)	$364.1	$(125.6)
Component products	1.7	3.0	5.4	7.4
Waste management	(1.0)	(10.3)	(21.9)	(16.3)
Total operating income (loss)	41.1	(42.5)	347.6	(134.5)
Equity in earnings of investees	(.1)	—	(.1)	(.8)
General corporate items:
Securities earnings	7.3	6.6	21.5	19.9
Insurance recoveries	1.2	2.2	2.6	3.8
Litigation settlement gain	—	—	14.7	—
Loss on prepayment of debt	—	(2.3)	(7.2)	(8.9)
General expenses, net	(7.9)	(10.1)	(37.4)	(41.4)
Interest expense	(14.6)	(13.7)	(42.4)	(43.8)
Income (loss) from continuing operations before income taxes	$27.0	$(59.8)	$299.3	$(205.7)

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.  The operating loss of our Chemicals Segment for the third quarter and first nine months of 2013 includes a $35 million charge related to a litigation settlement, see Note 16.

Note 3—Discontinued operations:

On December 28, 2012, CompX completed the sale of its furniture components operations to a competitor of that business. Please refer to Note 3 to our 2012 Annual Report for a complete description of the transaction.

Selected financial data for the operations of the disposed furniture components business is presented below:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(In millions)
Income statement:
Net sales	$15.8	$46.4
Operating income	$2.7	$5.8
Income from discontinued operations:
Income before taxes	$2.7	$5.7
Income tax expense	.9	2.4
Income from discontinued operations, net of tax	1.8	3.3
Noncontrolling interest in income from discontinued operations	.6	1.0
Total discontinued operations, net of tax and noncontrolling interest	$1.2	$2.3

In accordance with generally accepted accounting principles, the assets and liabilities relating to the furniture components reporting unit were eliminated from the 2012 Consolidated Balance Sheet at the date of sale. We have reclassified our Condensed Consolidated Statements of Operations for the interim periods ended September 30, 2012 to reflect the disposed operations as discontinued operations. We have not reclassified our September 30, 2012 Condensed Consolidated Statement of Cash Flows to reflect discontinued operations.

In conjunction with the sale of CompX’s furniture components reporting unit, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by CompX’s Taiwanese Furniture Component subsidiary. We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in the land was represented by a $3.0 million promissory note receivable at December 31, 2012, issued to CompX by its former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from a future sale of the land were required to be used to settle the note receivable. During the first quarter of 2013, an agreement was entered into with a third party to sell the land for $3.0 million, $1.8 million of which was received during the first quarter and the remaining $1.2 million was received in the second quarter of 2013. Such note receivable was classified as part of other current assets in our Consolidated Balance Sheet at December 31, 2012.

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized gains, net
	(In millions)
December 31, 2012:
Current assets:	$.9	$.9	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	6.8	6.7	.1
Total	$256.8	$256.7	$.1
September 30, 2013:
Current assets	$1.6	$1.6	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	3.6	3.6	—
Total	$253.6	$253.6	$—

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

Note 5—Accounts and other receivables, net:

	December 31, 2012	September 30, 2013
	(In millions)
Trade accounts receivable:
Kronos	$229.7	$276.5
CompX	8.7	10.8
WCS	4.8	1.3
VAT and other receivables	42.2	40.4
Refundable income taxes	18.3	6.1
Receivable from affiliate:
Contran – trade items	.3	.2
LPC – trade items	—	18.1
Allowance for doubtful accounts	(1.5)	(1.4)
Total	$302.5	$352.0

Note 6—Inventories, net:

	December 31, 2012	September 30, 2013
	(In millions)
Raw materials:
Chemicals	$151.5	$69.3
Component products	3.3	4.0
Total raw materials	154.8	73.3
Work in process:
Chemicals	27.3	18.1
Component products	5.9	6.7
Total in-process products	33.2	24.8
Finished products:
Chemicals	395.6	237.8
Component products	2.1	2.2
Total finished products	397.7	240.0
Supplies (chemicals)	64.6	69.0
Total	$650.3	$407.1

Note 7—Other noncurrent assets:

	December 31, 2012	September 30, 2013
	(In millions)
Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$109.9	$105.9
Other	16.2	15.4
Total	$126.1	$121.3
Other assets:
Waste disposal site operating permits, net	$65.7	$61.5
Restricted cash	20.9	22.4
Deferred financing costs	7.0	2.6
IBNR receivables	6.7	7.0
Capital lease deposit	6.2	6.2
Pension asset	5.1	5.8
Assets held for sale	2.6	1.1
Other	46.9	68.0
Total	$161.1	$174.6

In the fourth quarter of 2012, CompX entered into an agreement to sell one of its facilities classified as an asset held for sale. The transaction closed during the first quarter of 2013. The net proceeds from the sale of $1.6 million approximated the carrying value of the assets as of the date of the sale.

Note 8—Accounts payable and accrued liabilities:

	December 31, 2012	September 30, 2013
	(In millions)
Accounts payable	$169.6	$126.4
Payable to affiliates:
Contran – income taxes, net	2.6	3.1
Contran – trade items	26.8	26.4
LPC – trade items	23.4	19.5
Employee benefits	38.5	37.4
Accrued litigation settlement	—	35.0
Accrued sales discounts and rebates	14.9	15.0
Environmental remediation and related costs	7.6	6.4
Deferred income	5.4	3.7
Reserve for uncertain tax positions	3.0	3.1
Other	42.8	55.7
Total	$334.6	$331.7

The accrued litigation settlement is discussed in Note 16.

Note 9 —Other noncurrent liabilities:

	December 31, 2012	September 30, 2013
	(In millions)
Reserve for uncertain tax positions	$29.4	$41.4
Asset retirement obligations	23.8	25.1
Insurance claims and expenses	9.7	9.8
Employee benefits	11.3	10.9
Deferred income	1.0	1.0
Other	3.1	3.1
Total	$78.3	$91.3

Note 10 —Long-term debt:

	December 31, 2012	September 30, 2013
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	157.6	173.5
Total Valhi debt	407.6	423.5
Subsidiary debt:
Kronos:
Note payable to Contran	—	175.0
Term loan	384.5	—
Revolving European credit facility	13.2	—
Revolving North American credit facility	—	46.2
CompX:
Promissory note payable to Timet Finance Management Company	18.5	—
WCS:
Financing capital lease	69.9	68.9
6% promissory notes	7.2	7.3
Other	9.2	10.4
Total subsidiary debt	502.5	307.8
Total debt	910.1	731.3
Less current maturities	29.6	29.7
Total long-term debt	$880.5	$701.6

Valhi – Contran credit facility – During the first nine months of 2013, we had net borrowings of $15.9 million under our Contran credit facility. The average interest rate on the existing balance as of and for the nine months ended September 30, 2013 was 4.25%. At September 30, 2013, the equivalent of $51.5 million was available for borrowing under this facility.

Kronos – Term loan – In February 2013, Kronos voluntarily prepaid an aggregate $290 million principal amount of its term loan. We recognized a non-cash pre-tax interest charge of $6.6 million in the first quarter related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment. Funds for such prepayment were provided by $100 million of Kronos’ cash on hand as well as borrowings of $190 million under a new loan from Contran as described below.  In July 2013 Kronos voluntarily prepaid the remaining $100 million principal amount outstanding under its term loan, using $50 million of its cash on hand as well as borrowings of $50 million under its North American revolving credit facility.  We recognized a non-cash pre-tax interest charge of $2.3 million in the third quarter of 2013 related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment.  The average interest rate on the term loan for the year-to-date period ended July 30, 2013 (the payoff date) was 6.8%

Note payable to Contran – As discussed above, in February 2013 Kronos entered into a promissory note with Contran that allows it to borrow up to $290 million. This new loan from Contran contains terms and conditions similar to the terms and conditions of the term loan, except that the loan from Contran is unsecured and contains no financial maintenance covenant. The independent members of Kronos’ board of directors approved the terms and conditions of the loan from Contran. The note requires quarterly principal payments of $5.0 million which commenced in March 2013, with any remaining outstanding principal due by June 2018. Voluntary principal prepayments are permitted at any time without penalty. The note bears interest at LIBOR (with LIBOR no less than 1%) plus 5.125%, or the base rate (as defined in the agreement) plus 4.125%. Kronos is required to use the base rate method until such time as both (1) the term loan discussed above has been fully repaid and (2) the European credit facility has been amended on terms satisfactory to Contran, at which time Kronos would have the option to use either the base rate or LIBOR rate methods. The average interest rate on these borrowings as of and for the period from issuance to September 30, 2013 was 7.375%.

Revolving European credit facility – During the first nine months of 2013, Kronos borrowed €10 million ($12.8 million when borrowed) and repaid  the entire outstanding balance of €20 million ($26.5 million when repaid) in August under its European credit facility. The average interest rate on these borrowings for the year-to-date period ended August 31, 2013 when paid off was 2.02%. At September 30, 2013, there were no outstanding borrowings under this facility.  Our European revolving credit facility requires the maintenance of certain financial ratios.  At September 30, 2013, based on the current earnings before income tax, interest, depreciation and amortization expense of the borrowers, Kronos would not have met the financial test if it had any net debt outstanding under this facility, and accordingly its effective available borrowing under this facility at September 30, 2013 is approximately $32.4 million, the aggregate amount of cash held by the borrowers, net of the borrowers’ other outstanding indebtedness.  Kronos is in discussions with the lender to amend the facility to modify the covenant.  However, we do not currently anticipate the need to draw on this facility for the foreseeable future.

Revolving North American credit facility – During the first nine months of 2013, Kronos borrowed $90.3 million and repaid an aggregate of $44.1 million. The average interest rate on these borrowings as of and for the period from borrowing to September 30, 2013 was 2.63% and 2.46%, respectively. At September 30, 2013 approximately $56.6 million was available for borrowing under this facility.

Canada – At September 30, 2013, an aggregate of Cdn. $7.5 million letters of credit were outstanding under Kronos’ Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit.

In January 2013, Kronos borrowed Cdn. $1.8 million (USD $1.8 million) under its Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada which was recorded net of Cdn. $.5 million (USD $.5 million) imputed interest.

CompX – In July 2013, CompX prepaid the remaining outstanding principal amount of the note, plus accrued interest, without penalty.  The average interest rate on the promissory note payable for the year-to-date period ended July 18, 2013 (the pay-off date) was 1.3%.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at September 30, 2013.

Note 11 —Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Service cost	$2.5	$3.2	$7.7	$9.7
Interest cost	6.2	6.0	19.1	17.9
Expected return on plan assets	(5.5)	(5.8)	(16.5)	(17.8)
Amortization of unrecognized:
Prior service cost	.4	.4	1.2	1.2
Net transition obligations	.1	.1	.3	.3
Recognized actuarial losses	2.3	3.4	6.9	10.2
Total	$6.0	$7.3	$18.7	$21.5

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)		(In millions)
Service cost	$.1	$.1	$.2	$.3
Interest cost	.1	.3	.6	.5
Amortization of prior service credit	(.5)	(.5)	(1.4)	(1.4)
Recognized actuarial losses	.1	—	.1	.1
Total	$(.2)	$(.1)	$(.5)	$(.5)

Contributions – We expect to contribute the equivalent of $28.5 million and $1.6 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2013.

Note 12 —Other income, net:

	Nine months ended September 30,
	2012	2013
	(In millions)
Securities earnings:
Dividends and interest	$21.3	$19.7
Securities transactions, net	.2	.2
Total	21.5	19.9
Equity in earnings of investees	(.1)	(.9)
Currency transactions, net	(.5)	(1.5)
Insurance recoveries	2.6	3.8
Litigation settlement gain	14.7	—
Other, net	1.2	.5
Total	$39.4	$21.8

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

Note 13 —Income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$9.5	$(21.0)	$104.8	$(72.0)
Incremental tax (benefit) on earnings of non-U.S. companies	(12.8)	1.3	(7.1)	(3.4)
Non-U.S. tax rates	(.7)	.8	(12.4)	3.3
Adjustment to the reserve for uncertain tax positions, net	.3	.6	1.7	2.3
Nondeductible expenses	.8	.5	3.0	3.1
U.S. state income taxes and other, net	(.1)	(1.1)	(.3)	(1.3)
Income tax expense (benefit)	$(3.0)	$(18.9)	$89.7	$(68.0)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Continuing operations	$(3.0)	$(18.9)	$89.7	$(68.0)
Discontinued operations	.9	—	2.4	—
Other comprehensive income (loss):
Marketable securities	3.2	6.3	(12.8)	7.5
Currency translation	4.4	4.1	2.7	2.8
Pension plans	.8	1.2	2.5	3.6
OPEB plans	(.2)	(.2)	(.5)	(.5)
Total	$6.1	$(7.5)	$84.0	$(54.6)

Our income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as we determined in the third quarter 2012 that due to global changes in our business, we would not remit certain dividends from our Chemicals Segment’s non-U.S. jurisdictions.  As a result, certain tax attributes were available for carryback to offset prior year tax expense.

In the third quarter of 2012, France enacted certain changes in their income tax laws, including a 3% nondeductible surtax on all dividend distributions which is assessed at the time of the distribution against the company making such distribution.  Consequently, our Chemicals Segment’s French subsidiary will be required to pay an additional 3% tax on all future dividend distributions.  Our undistributed earnings in France are deemed to be permanently reinvested and such tax will be recognized as part of our income tax expense in the period during which the dividend is declared and will be remitted to the French government in accordance with the applicable tax law.  During the third quarter of 2012, our Chemicals Segment’s French subsidiary distributed a $1.8 million dividend.  There have been no dividend distributions from our Chemicals Segment’s French subsidiary during 2013.  At September 30, 2013, our French subsidiary has undistributed earnings of approximately $10.9 million that, if distributed, would be subject to the 3% surtax.

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

Note 14 —Noncontrolling interest in subsidiaries:

	December 31, 2012	September 30, 2013
	(In millions)
Noncontrolling interest in net assets:
Kronos	$267.0	$239.1
NL	77.8	83.3
CompX	13.3	13.5
Total	$358.1	$335.9

	Nine months ended September 30,
	2012	2013
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$46.2	$(20.8)
NL	9.7	(3.8)
CompX	.8	.6
Total	$56.7	$(24.0)

A portion of the noncontrolling interest in the net income of CompX in 2012 relates to discontinued operations. See Note 3.

The changes in our ownership interest in our subsidiaries and the effect on our equity is as follows:

	Nine months ended September 30,
	2012	2013
	(In millions)
Net income (loss) attributable to Valhi stockholders	$156.2	$(113.7)
Transfers from noncontrolling interest — Issuance of subsidiaries’ common stock	—	(.3)
Net income (loss) attributable to Valhi stockholders and change from noncontrolling interest in subsidiaries	$156.2	$(114.0)

Note 15 —Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss attributable to Valhi stockholders for the three and nine months ended September 30, 2012 and 2013 are presented in the table below, net of related deferred income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of period	$(5.6)	$1.9	$6.4	$2.1
Other comprehensive income (loss) – unrealized gains (losses) during the year	5.4	1.0	(6.6)	.8
Balance at end of period	$(.2)	$2.9	$(.2)	$2.9
Currency translation adjustment:
Balance at beginning of period	$19.5	$36.3	$37.5	$53.3
Other comprehensive income (loss)	30.8	16.9	12.8	(.1)
Balance at end of period	$50.3	$53.2	$50.3	$53.2
Defined benefit pension plans:
Balance at beginning of period	$(69.6)	$(97.3)	$(72.6)	$(101.5)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	1.5	2.1	4.5	6.3
Balance at end of period	$(68.1)	$(95.2)	$(68.1)	$(95.2)
OPEB plans:
Balance at beginning of period	$4.9	$3.6	$5.4	$4.1
Other comprehensive loss – amortization of prior service credit	(.3)	(.3)	(.8)	(.8)
Balance at end of period	$4.6	$3.3	$4.6	$3.3
Total accumulated other comprehensive loss:
Balance at beginning of period	$(50.8)	$(55.5)	$(23.3)	$(42.0)
Other comprehensive income	37.4	19.7	9.9	6.2
Balance at end of period	$(13.4)	$(35.8)	$(13.4)	$(35.8)

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2012 and September 30, 2013, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2013 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the year	$50.2
Additions charged to expense, net	12.7
Payments, net	(2.8)
Changes in currency exchange rates	(.1)
Balance at the end of period	$60.0

Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$6.4
Noncurrent liabilities	53.6
Total	$60.0

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2013, NL had accrued approximately $58 million related to approximately 50 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $154 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2013, there were approximately 5 sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to NL for any of these sites which would allow NL to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $2.0 million at September 30, 2013 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Other litigation

NL — NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 1,130 of these types of cases pending, involving a total of approximately 1,643 plaintiffs. In addition, the claims of approximately 8,298 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

WCS – Previously, the Sierra Club has filed various lawsuits in Texas District Court against the Texas State Commission on Environmental Quality (“TCEQ”). WCS has intervened in these lawsuits.  These lawsuits challenge WCS’ by-product and low-level radioactive waste disposal licenses. Subsequently, the District Court upheld the TCEQ’s determination that the Sierra Club lacked standing to pursue a challenge to the by-product disposal license. The Sierra Club appealed.  WCS’ by-product disposal license remains in effect pending resolution of the appeal. In May 2012, the same District Court subsequently held that TCEQ erred in denying Sierra Club’s request for an administrative contested case hearing regarding the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate.

Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order with respect to the low-level radioactive waste disposal license, and the District Court’s order is suspended.  WCS’ low-level radioactive waste disposal license remains in effect, pending resolution of this appeal. On the same day that WCS filed its appeal with regard to the District Court’s order with respect to its low-level radioactive waste disposal license, the Sierra Club filed another lawsuit in the same District Court, challenging a routine TCEQ action relating to administration of the low-level radioactive waste disposal license. Both the TCEQ and WCS filed a motion to dismiss this latest lawsuit filed by the Sierra Club for lack of jurisdiction, which the District Court denied. TCEQ and WCS took an interlocutory appeal to the denial of TCEQ’s plea to jurisdiction.  The interlocutory appeal remains pending and the Sierra Club filed a related petition for writ of injunction with the same appellate court in Austin; that petition was denied. WCS believes all of these actions by the Sierra Club are without merit and that the Sierra Club has no proper standing to challenge any of its licenses and permits. This position has been reinforced by two recent Texas Supreme Court rulings narrowing the basis for a challenge to environmental permits.  WCS intends to continue to defend against any and all such actions vigorously, and to continue to operate its West Texas facilities in accordance with the terms of its licenses and permits.

Kronos – In March 2010, Kronos was served with two complaints which were subsequently consolidated as Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB).  A third plaintiff intervened into the case in July 2011.  The defendants included Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  Plaintiffs sought to represent a class consisting of all persons and entities that purchased titanium dioxide in the United States directly from one or more of the defendants on or after March 1, 2002.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In May 2010, defendants filed a motion to dismiss, which plaintiffs opposed.  In March 2011, the court denied the motion to dismiss.  In February 2012, the plaintiffs submitted their motion for class certification, which defendants opposed.  In August 2012, the court granted the plaintiffs’ motion for class certification and trial was set for September 2013.  On September 10, 2013, and following the agreement by the three other defendants in the third quarter of 2013 to enter into settlement agreements with the class plaintiffs, Kronos also entered into a settlement agreement with the class plaintiffs, without admitting any fault or wrongdoing, and agreed to pay an aggregate of $35 million (payable in two installments at specified times, expected to occur by mid-2014).  Following the service of the Class Action Fairness Notice and the Order of Final Approval from the court, we, and the other defendants, will be dismissed with prejudice from this matter.  Selling, general and administrative expense in the third quarter of 2013 includes a $35 million charge related to this settlement.  See also Note 8.

 In March 2013, Kronos was served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  Plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Iowa, Kansas, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, New York, North Carolina, North Dakota, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, West Virginia and Wisconsin that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  This matter had been stayed by the court pending a resolution in the Haley Paint Matter.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.

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
	(In millions)
Asset (liability)
December 31, 2012:
Marketable securities:
Current	$.9	$—	$.9	$—
Noncurrent	256.8	3.5	3.3	250.0
Currency forward contracts	1.8	1.8	—	—
September 30, 2013:
Marketable securities:
Current	$1.6	$—	$1.6	$—
Noncurrent	253.6	—	3.6	250.0
Currency forward contracts	(.5)	(.5)	—	—

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

At September 30, 2013, our Chemicals Segment had currency forward contracts to exchange:

•

an aggregate of $45.0 million for an equivalent value of Canadian dollars at  exchange rates ranging from Cdn. $1.02 to Cdn. $1.06 per U.S. dollar; these contracts with Wells Fargo Bank, N.A. mature from October 2013 through December 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option;

•

an aggregate $25.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.84 to kroner 6.14 per U.S. dollar; these contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from October 2013 through April 2014; and

•

an aggregate €16.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 7.55 to kroner 8.07 per euro; these contracts with DnB Nor Bank ASA mature at a rate ranging from €2.0 million to €5.0 million per month in certain months from October 2013 through April 2014.

The estimated fair value of our currency forward contracts at September 30, 2013 was a net liability of $.5 million, of which $.8 million is recognized as part of accounts and other receivables and $1.3 million is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. There is also a corresponding $.5 million currency transaction loss recognized in our Condensed Consolidated Statement of Operations. Our Chemicals Segment is not currently using hedge accounting for its outstanding currency forward contracts at September 30, 2013, and it did not use hedge accounting for any of such contracts previously held in 2012.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2012		September 30,2013
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$395.9	$395.9	$143.4	$143.4
Long-term debt (excluding capitalized leases):
Kronos note payable to Contran	$—	$—	$175.0	$175.0
Kronos term loan	384.5	396.8	—	—
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	77.1	77.1	76.2	76.2
Valhi credit facility with Contran	157.6	157.6	173.5	173.5
Kronos variable rate bank credit facilities	13.2	13.2	46.2	46.2
CompX variable rate promissory note	18.5	18.5	—	—
Noncontrolling interest in:
Kronos common stock	$267.0	$442.6	$239.1	$350.9
NL common stock	77.8	94.8	83.3	94.0
CompX common stock	13.3	23.4	13.5	21.3
Valhi stockholders’ equity	$733.6	$4,238.9	$574.9	$6,768.8

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

•	The ultimate resolution of pending litigation (such as NL’s lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);

•	Our ability to comply with covenants contained in our revolving bank credit facilities;

•	Our ability to complete and comply with the conditions of our licenses and permits;

•	Our ability to successfully defend against any currently-pending or possible future challenge to WCS’ operating licenses and permits;

•	Unexpected delays in the delivery or licensing of shipping containers being procured by WCS, or in their operational start-up; and

•	Possible future litigation.

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

Operations Overview

Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012—

Net loss from continuing operations attributable to Valhi stockholders was $34.2 million, or $.10 per diluted share, in the third quarter of 2013 compared to net income from continuing operations attributable to Valhi stockholders of $21.7 million, or $.06 per diluted share, in the third quarter of 2012. As more fully discussed below, our diluted income per share decreased from 2012 to 2013 primarily due to the net effects of:

•	an operating loss from our Chemicals Segment in 2013 compared to operating income in 2012;

•	a loss on the prepayment of debt in the third quarter of 2013;

•	higher operating losses at our Waste Management segment in 2013; and

•	higher general expenses in 2013, primarily due to increased litigation and related costs.

Our net loss attributable to Valhi stockholders in 2013 includes a charge of $.05 per diluted share related to a litigation settlement of Kronos.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012—

Net loss from continuing operations attributable to Valhi stockholders was $113.7 million, or $.33 per diluted share, in the first nine months of 2013 compared to net income from continuing operations attributable to Valhi stockholders of $153.9 million, or $.45 per diluted share, in the first nine months of 2012. As more fully discussed below, our diluted income per share decreased from 2012 to 2013 primarily due to the net effects of:

•	an operating loss from our Chemicals Segment in 2013 compared to operating income in 2012;

•	lower operating losses at our Waste Management segment in 2013 compared to 2012;

•	higher general expenses in 2013, primarily due to increased litigation and related costs ;and

•	a real-estate related litigation settlement gain in 2012.

Our net loss attributable to Valhi stockholders in 2013 includes an aggregate charge of $.01 per diluted share related to the first quarter and third quarter voluntary prepayments of $290 million and $100 million principal amount, respectively, of Kronos’ term loan and a third quarter charge of $.05 per diluted share related to a litigation settlement of Kronos.

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

Current Forecast for 2013 –

We currently expect to report lower net income from continuing operations attributable to Valhi stockholders in 2013 as compared to the same period in 2012 primarily due to the net effects of:

•	an expected operating loss from our Chemicals Segment in 2013 compared to operating income in 2012;

•	higher general expenses in 2013, primarily due to increased litigation and related costs; and

•	a real-estate related litigation settlement gain in 2012.

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

	Three months ended September 30,			Nine months ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(Dollars in millions)
Net sales	$472.9	$419.1	(11)%	$1,579.5	$1,363.8	(14)%
Cost of sales	387.5	372.4	(4)	1,070.5	1,304.8	22
Gross margin	$85.4	$46.7	(45)%	$509.0	$59.0	(88)%
Operating income (loss)	$40.4	$(35.2)	(187)%	$364.1	$(125.6)	(135)%
Percent of net sales:
Cost of sales	82%	89%		68%	96%
Gross margin	18	11		32	4
Operating income (loss)	9	(8)		23	(9)
Ti02 operating statistics:
Sales volumes*	116	121	4%	368	397	8%
Production volumes*	98	113	15	356	359	1
Percent change in net sales:
Ti02 product pricing			(18)%			(21)%
Ti02 sales volumes			4			8
Ti02 product mix			1			(2)
Changes in currency exchange rates			2			1
Total			(11)%			(14)%

*	Thousands of metric tons

Current Industry Conditions – In the second quarter of 2013, we announced price increases for our TiO2 products in all of our markets, implementation of which began in June 2013.  In the third quarter of 2013, we notified customers of additional price increases to be implemented beginning in October 2013.  As a result, after about a year of decreasing selling prices within the TiO2 industry, our selling prices have generally stabilized.  Our average selling prices at the end of the third quarter of 2013 were 1% higher than at the end of the second quarter of 2013, and were 7% lower than at the end of 2012.  Demand for TiO2 products has generally been strong in 2013, primarily in European and export markets, as customers have generally depleted their inventories in response to general global economic uncertainty.

While we operated our production facilities at full practical capacity rates in the first quarter of 2012, we operated our facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels. We continued to operate our production facilities at reduced capacity rates in the first nine months of 2013 (approximately 92% of practical capacity in the first quarter, approximately 90% in the second quarter and approximately 82% in the third quarter).

We experienced significantly higher costs for our raw materials such as third party feedstock ore and petroleum coke in 2012.  We operate two ilmenite mines in Norway, the production from which provides all of the feedstock for our European sulfate process facilities as well as third party ilmenite ore sales.  Our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 (and a portion of the TiO2 products we sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in the first quarter of 2013 (and a portion of the TiO2 products we sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  We have seen some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  As expected, our cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012, primarily due to the lower feedstock ore costs.

Net Sales – Our Chemicals Segment’s net sales in the third quarter of 2013 decreased 11% compared to the third quarter of 2012 primarily due to the effects of an 18% decrease in average TiO2 selling prices (which decreased net sales by approximately $85 million) and a 4% increase in sales volumes (which increased net sales by approximately $19 million).  Net sales in the nine months ended September 30, 2013 decreased 14%, compared to the nine months ended September 30, 2012 primarily due to the net effects of a 21% decrease in average TiO2 selling prices (which decreased net sales by approximately $332 million) and an 8% increase in sales volumes (which increased net sales by approximately $126 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 4% in the third quarter of 2013 as compared to the third quarter of 2012 due to higher customer demand in European markets partially offset by lower sales in export and North American markets.   We estimate the favorable effect of changes in currency exchange rates increased net sales by approximately $12 million as compared to the third quarter of 2012.  Our Chemicals Segment’s sales volumes increased 8% in the first nine months of 2013 as compared to the first nine months of 2012 due to increased customer demand, primarily in European and certain export markets, partially offset by decreased demand in North American markets.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $10 million as compared to the first nine months of 2012.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 4% in the third quarter of 2013 compared to the same period in 2012 due to the net impact of lower raw material costs of approximately $28 million (primarily feedstock ore), a 4% increase in sales volumes, a 15% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  As expected, the cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012 primarily due to the lower feedstock ore costs.  In the third quarter of 2012 we operated our facilities at a reduced rate in an effort to align inventory levels with lower demand.  The reduction in our TiO2 production volumes during that time resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales.  Cost of sales as a percentage of net sales increased to 89% in the third quarter of 2013 compared to 82% in the in the same period of 2012 primarily due to the net effects of lower average selling prices, lower raw materials costs and lower unabsorbed fixed costs, as discussed and quantified above.

Our Chemicals Segment’s cost of sales increased 22% in the first nine months of 2013 compared to the same period in 2012 due to the net impact of higher raw material costs of approximately $108 million (primarily feedstock ore), an 8% increase in sales volumes, a 1% increase in production volumes and currency fluctuations (primarily the euro).  Our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 (and a portion of the TiO2 products we sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in the first quarter of 2013 (and a portion of the TiO2 products we sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  As expected, the cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012 primarily due to the lower feedstock ore costs as discussed and quantified above.  Cost of sales as a percentage of net sales increased to 96% in the first nine months of 2013 compared to 68% in the same period of 2012 primarily due to the net effects of higher raw materials costs and to approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales in 2012, as discussed above.

Unionized employees in our Canadian TiO2 production facility are covered by a collective bargaining agreement that expired June 15, 2013.  The Canadian facility represents approximately 19% of our worldwide TiO2 production capacity.  The union employees represented by the Confederation des Syndicat National (CSN) rejected our revised global offer, and we declared a lockout of unionized employees upon the expiration of the existing contract.  As of the date of this report, no agreement has been reached with the CSN and the unionized employees remain locked out.  We are currently operating our

Canadian plant at approximately 15% of the plant’s capacity with non-union management employees, and have implemented a strategy to reduce the financial impact of operating the plant during the lockout.  Since the lockout began, we have been able to fill customer orders with inventory on hand or through production from our other facilities, and we expect to similarly continue meeting customer demand for the foreseeable future.  There is no assurance that we will be able to reach an agreement with the CSN on the terms of a new collective bargaining agreement, or reach an agreement on terms that will not have a material adverse effect on our Chemicals Segment’s operating results.

Gross Margin and Operating Income (Loss) – Our Chemicals Segment’s results decreased from operating income of $40.4 million in the third quarter of 2012 to an operating loss of $35.2 million in the third quarter of 2013 and operating income as a percentage of net sales decreased to (8)% in the third quarter of 2013 from 9% in the same period of 2012. This decrease was driven by the decline in gross margin, which decreased to 11% for the third quarter of 2013 compared to 18% for the third quarter of 2012. As discussed and quantified above, our gross margin decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes and higher production volumes. Additionally, changes in currency exchange rates have positively affected our gross margin and operating income.  We estimate that changes in currency exchange rates increased operating income by approximately $1 million in the third quarter of 2013 as compared to the same period in 2012.  Also included in our Chemicals Segment’s third quarter 2013 operating loss is a $35 million litigation settlement charge, please see Note 16 to our Condensed Consolidated Financial Statements.

Our Chemicals Segment’s results decreased from operating income of $364.1 million in the first nine months of 2012 to an operating loss of $125.6 million in the first nine months of 2013 and operating income as a percentage of net sales decreased to (9)% in the first nine months of 2013 from 23% in the same period of 2012. This decrease was driven by the decline in gross margin, which decreased to 4% for the first nine months of 2013 compared to 32% for the first nine months of 2012. As discussed and quantified above, our gross margin decreased primarily due to the effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes and lower unabsorbed fixed costs related to higher production volumes in 2013 over 2012.  Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates decreased operating income by approximately $7 million in the first nine months of 2013 as compared to the same period in 2012.  Also included in our Chemicals Segment’s year-to-date 2013 operating loss is the $35 million third quarter litigation settlement charge.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.9 million in each of the first nine months of 2012 and 2013 which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss) for the periods indicated:

Impact of changes in currency exchange rates

Three months ended September 30, 2013 vs. September 30, 2012

	Transaction gains /(losses) recognized			Translation gain - impact of rate changes	Total currency impact 2013 vs. 2012
	2012	2013	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$12	$12
Operating income	(1)	—	1	—	1

Impact of changes in currency exchange rates

Nine months ended September 30, 2013 vs. September 30, 2012

	Transaction losses recognized			Translation gain (loss) - impact of rate changes	Total currency impact 2013 vs. 2012
	2012	2013	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$10	$10
Operating income	—	(1)	(1)	(6)	(7)

Outlook  – During the first nine months of 2013 we operated our Chemicals Segment’s production facilities at 88% of practical capacity, which was a higher utilization rate as compared to the last three quarters of 2012.  Assuming economic conditions do not deteriorate in the various regions of the world in the remainder of 2013, we would expect our sales volumes to continue to be higher in 2013 as compared to 2012.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We have seen some moderation in the cost of TiO2 feedstock ore procured in 2013; however, these reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  As expected, our cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012, primarily due to the lower feedstock ore costs, and our cost of sales per metric ton of TiO2 sold in the fourth quarter of 2013 is similarly expected to be lower than the cost of sales per metric ton of TiO2 sold in the fourth quarter of 2012.  Consequently, our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than what we expect our cost of sales per metric ton of TiO2 to be in the second half of 2013, as a substantial portion of the TiO2 products we sold in the first half of 2013 was produced with the higher-cost feedstock ore procured in 2012.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for our products over the past year.  We started 2013 with selling prices 16% lower than the beginning of 2012, and prices declined by an additional 7% in the first quarter of 2013.  After only moderate movement in the second and third quarters of 2013, our average selling prices at the end of the third quarter are 7% below prices at the end of 2012.  In the second quarter of 2013, we announced price increases for our TiO2 products in all of our markets, implementation of which began in June 2013.  In the third quarter of 2013, we notified customers of additional price increases to be implemented beginning in October 2013.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased and we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result lead times for delivery are increasing.  With the strong sales volumes experienced in the first nine months of the year, we continue to see evidence of improvement in demand for our TiO2 products, which we believe will support implementation of additional selling price increases in the near term.  The extent to which we will be able to achieve these and other possible additional price increases during the remainder of 2013 and into 2014 will depend on market conditions.

Overall, we expect that operating income in 2013 will be significantly lower as compared to 2012, but we also expect operating income in the fourth quarter of 2013 will improve from the quarterly levels in the first nine months of the year.  Our Chemicals Segment’s operating income in the first nine months of 2012 was positively affected by the sale in the first half of 2012 of TiO2 produced with lower-cost feedstock ore purchased in 2011, while operating losses in the first nine months of 2013 were negatively impacted by the sale in the first half of 2013 of TiO2 produced with higher-cost feedstock ore purchased in 2012, as well as the third quarter litigation settlement charge.  The negative effect of such higher-cost feedstock ore and the legal settlement charge on our full year 2013 operating results is expected to more than offset any favorable effect of higher sales and production volumes that would result assuming demand levels continue to improve, as well as the favorable impact of increases in our selling prices that we may be able to achieve during the remainder of 2013.

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

Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ materially from our expectations, our results of operations could be unfavorably affected.

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

	Three months ended September 30,			Nine months ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(Dollars in millions)
Net sales	$21.4	$24.2	14%	$63.9	$69.7	9%
Cost of sales	15.1	16.7	12	45.1	48.6	8
Gross margin	$6.3	$7.5	19%	$18.8	$21.1	12%

Operating income	$1.7	$3.0	82%	$5.4	$7.4	37%

Percent of net sales:
Cost of sales	70%	69%		71%	70%
Gross margin	30	31		29	30
Operating income	8	12		8	11

Net Sales – Our Component Products Segment’s net sales increased 14% in the third quarter of 2013 compared to the same period of 2012 and increased 9% in the first nine months of 2013 compared to 2012 principally due to higher demand for high security pin tumbler locks within security products and to a lesser extent an increase in marine components sales outside of the high performance boat market (primarily ski/wakeboard towboat market) through gains in market share.  Sales of high security pin tumbler locks increased $2.5 million in the third quarter of 2013 and $5.3 million in the first nine months of 2013.  Growth of our security products business was aided by ongoing efforts to diversify our products and customers.

Cost of Sales – Our Component Products Segment’s cost of sales percentage decreased by 1% in the third quarter of 2013 compared to the same period in 2012 and 1% in the first nine months of 2013 compared to 2012. As a result, gross profit and related margin increased over the same periods.  The increase in gross margin is primarily due to the improved cost efficiencies from higher sales, partially offset by higher self-insurance medical expenses of $.1 million and $.3 million in the third quarter and first nine months of 2013, respectively.

Gross Margin and Operating Income – Gross margin increased by 19% and operating income increased by 82%  in the third quarter of 2013 compared to 2012 and increased 12% and 37%, respectively,  in the first nine months of 2013 compared to 2012 primarily due to the factors impacting cost of sales above.  Also favorably impacting our Component Products Segment’s operating income comparisons for 2013 was an asset held for sale write-down of $.4 million recognized in the

third quarter of 2012.   As a percentage of net sales, operating costs and expenses for the third quarter and first nine months of 2013 are comparable to the same periods in 2012.

Outlook  – Consistent with the current state of the North American economy, overall demand from our Component Products Segment’s customers continues to be subject to instability.  While we experienced a total increase in sales in the first nine months of 2013, this was the net result of sales growth in certain markets and flat or slightly decreased sales in other markets. As a result, we are uncertain as to the extent that total sales will continue to grow for the remainder of 2013 and into 2014. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to broaden our sales base and mitigate the impact of changes in demand.

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

Waste Management –

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Net sales	$14.5	$4.9	$16.5	$29.9
Cost of sales	8.7	10.5	24.4	31.3
Gross margin	$5.8	$(5.6)	$(7.9)	$(1.4)
Operating loss	$(1.0)	$(10.3)	$(21.9)	$(16.3)

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

Net Sales and Operating Loss – The Waste Management Segment’s sales increased significantly in the first nine months of 2013 compared to the same period of 2012, as we continued to accept shipments for disposal at our recently-completed Compact LLRW disposal facility and we received our first shipments for disposal in the Federal LLRW disposal facility in the latter part of the second quarter of 2013. The Waste Management Segment’s sales declined in the third quarter of 2013 compared to the same period in 2012 due to lower volumes of shipments received for disposal in the Compact LLRW disposal facility, as there has been an industry wide temporary shortage of shipping containers needed to transport LLRW.  We currently expect this issue to be resolved in early 2014; see below.  Our Waste Management Segment’s operating loss was lower in the first nine months of 2013 compared to the same period of 2012 due to our increased sales while our operating loss increased in the third quarter of 2013 compared to 2012 due to the lower disposal volumes noted above.  We recognized an operating loss in both periods of 2013 because we have not yet achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume, in part because we did not receive LLRW for disposal in the Federal LLRW disposal facility until the latter part of the second quarter of 2013. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license needed to commence full scale operations, and with both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational , we can now provide “one-stop shopping” for hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues sufficient to cover the high fixed costs of operating our disposal facilities. We received a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller volume waste streams. We have regularly received small volumes of waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving large Federal LLRW streams for disposal.   In the near term we have been limited in the volume of waste we can receive for disposal due to the shortage of shipping containers needed to transport LLRW.   We have a contract to purchase additional shipping containers, expected to be delivered in early 2014, which we believe will resolve our transportation issues.

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

General Corporate Items, Other Items, Interest Expense, Income Taxes and Noncontrolling Interest—2013 Compared to 2012

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2013 and 2012 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million and $19.0 million in each of the third quarters and first nine months of 2012 and 2013, respectively.

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

Corporate Expenses and Other Items, Net – Corporate expenses were 31% higher at $10.1 million in the third quarter of 2013 compared to $7.9 million in the same period in 2012, primarily due to higher litigation and related costs at NL in the third quarter of 2013. Corporate expenses were 11% higher at $41.4 million in the first nine months of 2013 compared to $37.4 million in the same period in 2012. Included in corporate expense are:

•

litigation and related costs at NL of $3.9 million in the third quarter of 2013 compared to $1.6 million in third quarter of 2012, and $8.1 million in first nine months of 2013 compared to $5.6 million in first nine months of 2012, and

•

environmental remediation and related credit of $.3 million in the third quarter of 2013 compared to costs of $.2 million in third quarter of 2012, and costs of $12.7 million in the first nine months of 2013 compared to $14.2 million in first nine months of 2012.

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

Overall, we currently expect that our net general corporate expenses in 2013 will be higher than 2012. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2013, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense – We recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first and third quarters of 2013 related to the voluntary prepayment of our Chemicals Segment’s term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013.  In June 2012, our Chemicals Segment entered into a new $400 million term loan. Our Chemicals Segment used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes due April 2013 (€279.2 million principal amount outstanding). As a result, we recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of debt, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. See Note 10 to our Condensed Consolidated Financial Statements.

Interest expense decreased to $13.7 million in the third quarter of 2013 from $14.6 million in the third quarter of 2012 primarily due to lower average debt balances at Kronos and CompX partially offset by interest expense on the Valhi credit facility.  Interest expense increased to $43.8 million in the first nine months of 2013 compared to $42.4 million in the first nine months of 2012 primarily due to the refinancing of a Valhi credit facility. During substantially all of 2012, Valhi had a credit facility with borrowings from Kronos, and interest expense associated with Valhi’s borrowings from Kronos was eliminated in consolidation. In December 2012, Valhi repaid the Kronos facility with borrowings under a similar facility from Contran. Interest expense on Valhi’s credit facility with Contran was approximately $1.8 million and $5.2 million for the third quarter and first nine months of 2013, respectively.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had an income tax benefit of $18.9 million and $3.0 million in the third quarters of 2013 and 2012, respectively.  Our income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as we determined in the third quarter that due to global changes in our Chemicals Segment’s business we would not remit certain dividends from our foreign jurisdictions.  As a result, certain Chemicals Segment tax attributes were available for carryback to offset prior year tax expense.   We had an income tax benefit of $68.0 million in the first nine months of 2013 compared to an income tax provision of $89.7 million in the first nine months of 2012, primarily due to operating losses during the third quarter and first nine months of 2013 compared to operating income in the third quarter and first nine months of 2012.

We have substantial net operating loss carryforwards in Germany (the equivalent of $744 million and $100 million for German corporate and trade tax purposes, respectively, at December 31, 2012). At September 30, 2013, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2013 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net loss was $6.7 million in the third quarter of 2013, compared to noncontrolling interest in net income of $8.9 million in the same period of 2012. Noncontrolling interest in net loss was $24.0 million in the first nine months of 2013, compared to noncontrolling interest in net income of $56.7 million in the same period of 2012. The decrease is primarily due to an operating loss of Kronos in the third quarter and first nine months of 2013 compared to operating income in the same periods of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities improved from $46.2 million cash provided by operations in the first nine months of 2012 to $48.4 million in the first nine months of 2013. This $2.2 million net improvement in the amount of cash from operations was primarily due to the net effects of the following items:

•	consolidated operating loss in the first nine months of 2013 of $134.5 million, a $482.1 million decline compared to operating income of $347.6 million in the first nine months of 2012;

•

a $392.9 million reduction in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2013, primarily due to the relative changes in Kronos’ inventories as discussed below;

•	higher net distributions from our TiO2 manufacturing joint venture in 2013 of $34.1 million, primarily due to the timing of the joint venture’s working capital needs;

•	lower net cash paid for income taxes in 2013 of $48.4 million resulting from our decreased profitability; and

•	lower cash paid for interest in 2013 of $8.8 million, primarily due to the call premium paid on Kronos’ Senior Secured Notes redeemed in June 2012 and lower average debt balances.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

•

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2012 to September 30, 2013 due to higher average net sales resulting from higher sales volumes partially offset by lower selling prices.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2012 to September 30, 2013 principally due to lower inventory raw material costs and lower inventory volumes in 2013.

•	CompX’s average DSO was flat from December 31, 2012 to September 30, 2013 and is in line with our expectations.

•	CompX’s average DSI decreased from December 31, 2012 to September 30, 2013 and is in line with our expectations.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2011	September 30, 2012	December 31, 2012	September 30, 2013
Kronos:
Days sales outstanding	55 days	60 days	61 days	67 days
Days sales in inventory	104 days	79 days	102 days	57 days
CompX:
Days sales outstanding	40 days	41 days	40 days	40 days
Days sales in inventory	83 days	69 days	74 days	70 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2012	2013
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$53.5	$50.2
Kronos	57.2	60.5
NL exclusive of its subsidiaries	5.0	15.5
CompX	6.4	(7.9)
WCS	(13.8)	(9.1)
Tremont	.3	(1.0)
Other	(.4)	(.4)
Eliminations	(62.0)	(59.4)
Total	$46.2	$48.4

Investing Activities –

We spent $54.4 million in capital expenditures during the first nine months of 2013 including:

•	$49.9 million in our Chemicals Segment;

•	$2.6 million in our Component Products Segment; and

•	$1.9 million in our Waste Management Segment.

Our Waste Management Segment also had $.6 million in expenditures for capitalized permit costs.

During the first nine months of 2013 we had net sales of $2.6 million of marketable securities, collected $3.0 million on a note receivable and had proceeds of $1.6 million from the disposal of assets held for sale.

Financing Activities—

During the nine months ended September 30, 2013, we:

•	voluntarily prepaid $390.0 million principal amount of Kronos’ term loan;

•	borrowed $190.0 million under Kronos’ new note payable to Contran, and subsequently repaid $15.0 million;

•	borrowed $90.3 million under Kronos’ North American credit facility and subsequently repaid $44.1 million;

•	borrowed €10 million ($12.8 million when borrowed) on Kronos’ European credit facility and subsequently repaid €20 million ($26.5 million when repaid);

•	borrowed $1.8 million from a Canadian economic development agency;

•	prepaid $18.5 million remaining principal amount under CompX’s promissory note payable to Timet Finance Management Company;

•	borrowed a net $15.9 million on Valhi’s credit facility with Contran; and

•	paid quarterly dividends to Valhi stockholders aggregating $.15 per share ($50.9 million).

Distributions to noncontrolling interest in subsidiaries in the first nine months of 2013 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At September 30, 2013, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	Valhi’s $173.5 million outstanding on its $225 million credit facility with Contran which is due no earlier than December 31, 2014;

•	$175.0 million under Kronos’ note payable to Contran due in June 2018;

•	$46.2 million under Kronos’ North American credit facility which matures in June 2017

•	WCS’ financing capital lease with Andrews County, Texas ($68.9 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;

•	WCS’ two 6.0% promissory notes ($7.3 million outstanding) due in 2013 through 2014; and

•	approximately $10.4 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios.  Certain of our credit agreements also contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at September 30, 2013. We believe we will be able to continue to comply with the financial covenants contained in all of our credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations we may be unable to maintain compliance. In such an event, we believe we have alternate sources of liquidity, including cash on hand and borrowings under Kronos’ North American revolver or additional borrowings from Contran (neither of which contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise. See Note 10 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2014) and our long-term obligations (defined as the five-year period ending September 30, 2018, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2013, we had credit available under existing facilities of approximately $140.5 million, which was comprised of:

•	$56.6 million under Kronos’ North American revolving credit facility;

•	$32.4(1) million under Kronos’ European credit facility; and

•	$51.5(2) million under Valhi’s Contran credit facility.

(1)

Kronos’ European revolving credit facility (of which the full €120 million ($161.9 million) is undrawn at September 30, 2013) requires the maintenance of certain financial ratios.  Based on the current earnings before income tax, interest, depreciation and amortization expense of the borrowers, Kronos would not meet the financial test if it had any net debt outstanding under this facility, and accordingly our effective available borrowing under this facility at September 30, 2013 is approximately $32.4 million, the aggregate amount of cash held by the borrowers, net of the borrowers’ other outstanding indebtedness.  We are in discussions with the lender to amend the facility to modify such financial ratio covenant, but there is no assurance that we would be able to obtain an amendment to the facility to modify the covenant.  However, we do not currently anticipate the need to draw on this facility for the foreseeable future.

(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At September 30, 2013, we had an aggregate of $148.4 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $64.0 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$68.9	$64.0
CompX	36.6	—
NL exclusive of its subsidiaries	20.6	—
WCS	13.3	—
Tremont	8.8	—
Valhi exclusive of its subsidiaries	.2	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$148.4	$64.0

Capital Expenditures –

We currently expect our aggregate capital expenditures for 2013 will be approximately $75 million as follows:

•	$65 million by our Chemicals Segment;

•	$4 million by our Component Products Segment; and

•	$6 million by our Waste Management Segment.

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

At September 30, 2013 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

In December 2010, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  In the third quarter of 2013 Kronos repurchased approximately 49,000 shares for an aggregate of $.7 million under its repurchase program.  The third quarter purchases are the only purchases Kronos has made to date under the plan and at September 30, 2013 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At September 30, 2013 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2013, based on the 58.0 million shares we held of Kronos common stock at September 30, 2013, we would receive aggregate annual regular dividends from Kronos of $34.8 million. NL’s current quarterly cash dividend is $.125 per share. If NL pays its regular quarterly dividends in cash, based on the 40.4 million shares we held of NL common stock at September 30, 2013, we would receive aggregate annual dividends from NL of $20.2 million. We do not expect to receive any distributions from WCS during 2013. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. It is probable WCS will borrow additional amounts from us during 2013 under the terms of the revolving credit facility. At September 30, 2013, WCS had $13 million outstanding and could borrow an additional $27 million under this facility, which matures in March 2014.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. At September 30, 2013, NL had no balance outstanding and could borrow an additional $40 million under this facility, which as amended matures no earlier than June 30, 2014 and no later than December 31, 2014. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving credit facility with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. At September 30, 2013 we had no balance outstanding and could borrow an additional $100 million under this facility, which, as amended is due on demand, but in any event no earlier than December 31, 2014. Kronos’ obligation to lend money to us under this note is at Kronos’ discretion.

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

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2012 Annual Report (other than the prepayment Kronos’ of term loan and of CompX’s outstanding promissory note payable to TIMET in July 2013, as discussed above), and we refer you to that report for a complete description of these commitments.

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

Recent Accounting Pronouncements

None

Critical Accounting Policies

There have been no changes in the first nine months of 2013 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2012 Annual Report.

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

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our President and Chief Executive Officer, and Bobby D. O’Brien, our Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below and in Note 16 to our Condensed Consolidated Financial Statements, please refer to Note 17 to our Consolidated Financial Statements included in our 2012 Annual Report and to Note 16 to our Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657).  In July and August 2013, the case was tried. In September 2013, Proposed Statement of Decision briefs were filed by the parties followed by oral arguments with a tentative Statement of Decision to be issued by the  judge within 90 days thereafter.

Lewis, et al. v. Lead Industries Association, et al.  (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In October 2013, the judge denied plaintiffs’ motion to vacate the decertification of the class but set a status conference for November 2013 to see if the plaintiffs have a plan to cure the decertification.

Circuit Court Cases in Milwaukee County, Wisconsin.  In July 2013, the plaintiff in Burton moved to amend his complaint to add a request for declaratory judgment that the new Wisconsin statute is unconstitutional and NL responded asking for the stay to remain in place. In September 2013, the U.S. 7th Circuit Court of Appeals in Gibson sought and received briefing on whether the new Wisconsin statute is applicable in this case and whether the Court should decide its constitutionality before addressing the original Eastern Enterprises question.

Bullock, et al. v. Weed Property Management, LLC., et al (District of Oklahoma County, Oklahoma, Case No. CJ-2011-8912).  In July 2013, the plaintiffs dismissed their case against NL and one other defendant.

Unilateral Administrative Order with Doe Run, formerly-owned mine/mill in Park Hills, Missouri. Doe Run is completing the remainder of the construction work not completed in 2012. A Removal Action Report and Post-Removal Site Control plan will be submitted to the EPA after completion of the work which is expected in the first half of 2014.

New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  In August 2013, NL entered into a settlement agreement with Third-Party Plaintiffs.  This settlement agreement concludes the matter.

Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342).  In August 2013, NL entered into a settlement agreement with the plaintiff, which was entered with and approved by the court.   This settlement agreement concludes the matter.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2012 Annual report. There have been no material changes to such risk factors during the first nine months of 2013.

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

VALHI, INC.
(Registrant)
Date	November 8, 2013	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Vice President and Chief Financial Officer)

Date	November 8, 2013	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Vice President and Controller, Principal Accounting Officer)