Form 10-Q
period 2014-03-31
VALHI INC /DE/
filed 2014-05-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

Number of shares of the Registrant’s common stock outstanding on May 2, 2014: 339,120,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2013	March 31, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142.8	$256.2
Restricted cash equivalents	10.4	11.7
Marketable securities	3.8	4.1
Accounts and other receivables, net	303.3	348.8
Land held for development	14.3	17.7
Inventories, net	430.6	420.9
Other current assets	20.8	20.0
Deferred income taxes	23.0	15.9
Total current assets	949.0	1,095.3
Other assets:
Marketable securities	253.3	255.6
Investment in affiliates	102.3	97.8
Goodwill	379.7	379.7
Deferred income taxes	149.2	146.0
Other noncurrent assets	337.3	315.1
Total other assets	1,221.8	1,194.2
Property and equipment:
Land	51.5	53.9
Buildings	285.1	284.9
Equipment	1,194.8	1,215.0
Treatment, storage and disposal facility	158.9	158.9
Mining properties	66.5	61.4
Construction in progress	54.2	34.2
	1,811.0	1,808.3
Less accumulated depreciation	1,014.6	1,015.6
Net property and equipment	796.4	792.7
Total assets	$2,967.2	$3,082.2

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2013	March 31, 2014
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10.7	$11.8
Accounts payable and accrued liabilities	372.9	378.9
Income taxes	8.9	9.2
Deferred income taxes	2.2	2.2
Total current liabilities	394.7	402.1
Noncurrent liabilities:
Long-term debt	741.8	917.2
Deferred income taxes	431.1	409.2
Accrued pension costs	169.3	163.1
Accrued environmental remediation and related costs	113.6	113.0
Accrued postretirement benefits costs	13.7	13.2
Other liabilities	110.2	110.6
Total noncurrent liabilities	1,579.7	1,726.3
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	27.6	10.7
Accumulated deficit	(39.6)	(38.8)
Accumulated other comprehensive loss	(8.0)	(9.6)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	601.3	583.6

Noncontrolling interest in subsidiaries	391.5	370.2
Total equity	992.8	953.8
Total liabilities and equity	$2,967.2	$3,082.2

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended March 31,
	2013	2014
	(unaudited)
Revenues and other income:
Net sales	$499.2	$462.4
Other income, net	8.8	5.1
Total revenues and other income	508.0	467.5
Costs and expenses:
Cost of sales	486.3	376.6
Selling, general and administrative	69.7	68.8
Loss on prepayment of debt	6.6	-
Interest	15.4	13.7
Total costs and expenses	578.0	459.1
Income (loss) before income taxes	(70.0)	8.4
Income tax expense (benefit)	(21.8)	3.8
Net income (loss)	(48.2)	4.6
Noncontrolling interest in net income (loss) of subsidiaries	(8.4)	3.8
Net income (loss) attributable to Valhi stockholders	$(39.8)	$.8
Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.12)	$-
Cash dividends per share	$.05	$.05
Basic and diluted weighted average shares outstanding	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended March 31,
	2013	2014
	(unaudited)
Net income (loss)	$(48.2)	$4.6
Other comprehensive income (loss), net of tax:
Currency translation	(28.1)	(2.7)
Marketable securities	6.4	(17.1)
Defined benefit pension plans	2.7	2.1
Other postretirement benefit plans	(.2)	(.4)
Total other comprehensive loss, net	(19.2)	(18.1)
Comprehensive loss	(67.4)	(13.5)
Comprehensive loss attributable to noncontrolling interest	(7.7)	(12.7)
Comprehensive loss attributable to Valhi stockholders	$(59.7)	$(.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(48.2)	$4.6
Depreciation and amortization	18.6	19.5
Loss on prepayment of debt	6.6	—
Benefit plan expense greater (less) than cash funding requirements:
Defined benefit pension expense	1.3	(1.6)
Other postretirement benefit expense	(.4)	(.7)
Deferred income taxes	(34.9)	(3.4)
Distributions from Ti02 manufacturing joint venture, net	9.8	4.5
Other, net	2.8	1.6
Change in assets and liabilities:
Accounts and other receivables, net	(89.4)	(61.6)
Land held for development, net	—	(1.8)
Inventories, net	92.4	6.6
Accounts payable and accrued liabilities	29.2	11.4
Accounts with affiliates	(45.4)	11.8
Income taxes	16.4	1.1
Other, net	6.9	2.2
Net cash used in operating activities	(34.3)	(5.8)
Cash flows from investing activities:
Capital expenditures	(20.2)	(19.9)
Capitalized permit costs	(.2)	(.2)
Purchases of marketable securities	(3.8)	(4.2)
Proceeds from:
Disposal of marketable securities	4.0	1.7
Disposal of assets held for sale	1.6	—
Collection of note receivable	1.8	—
Change in restricted cash equivalents, net	.8	(2.1)
Other, net	(.3)	(.3)
Net cash used in investing activities	(16.3)	(25.0)
Cash flows from financing activities:
Indebtedness:
Borrowings	214.8	457.6
Principal payments	(327.9)	(281.8)
Deferred financing costs paid	—	(6.0)
Valhi cash dividends paid	(17.0)	(17.0)
Distributions to noncontrolling interest in subsidiaries	(4.7)	(8.5)
Other, net	.2	—
Net cash provided by (used in) financing activities	(134.6)	144.3
Cash and cash equivalents – net change from:
Operating, investing and financing activities	(185.2)	113.5
Effect of exchange rate on cash	(2.0)	(.1)
Cash and cash equivalents at beginning of period	366.9	142.8
Cash and cash equivalents at end of period	$179.7	$256.2
Supplemental disclosures:
Cash paid (received) for:
Interest, net of capitalized interest	$14.9	$12.7
Income taxes, net	(1.6)	5.7
Noncash investing activities:
Accrual for capital expenditures	4.4	4.5
Accrual for land development costs	—	2.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2014

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2013	$667.3	$3.6	$27.6	$(39.6)	$(8.0)	$(49.6)	$391.5	$992.8
Net income	—	—	—	.8	—	—	3.8	4.6
Other comprehensive loss, net	—	—	—	—	(1.6)	—	(16.5)	(18.1)
Cash dividends	—	—	(17.0)	—	—	—	(8.5)	(25.5)
Other, net	—	—	.1	—	—	—	(.1)	—
Balance at March 31, 2014	$667.3	$3.6	$10.7	$(38.8)	$(9.6)	$(49.6)	$370.2	$953.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 94% of our outstanding common stock at March 31, 2014. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management.  Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran and us.

Basis of Presentation—Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Waste Control Specialists LLC (“WCS”), Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”).  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE MKT: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on March 17, 2014 (the “2013 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2014 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries; our Board of Directors reduced our regular quarterly dividend to $.02 per share effective with the second quarter 2014 dividend payment.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2014
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended March 31,
	2013	2014
	(unaudited)
Net sales:
Chemicals	$463.6	$420.1
Component products	21.5	25.8
Waste management	14.1	7.0
Real estate management and development	—	9.5
Total net sales	$499.2	$462.4
Cost of sales:
Chemicals	$460.3	$340.2
Component products	15.5	18.0
Waste management	10.5	10.7
Real estate management and development	—	7.7
Total cost of sales	$486.3	$376.6
Gross margin:
Chemicals	$3.3	$79.9
Component products	6.0	7.8
Waste management	3.6	(3.7)
Real estate management and development	—	1.8
Total gross margin	$12.9	$85.8
Operating income (loss):
Chemicals	$(45.1)	$27.6
Component products	1.5	3.3
Waste management	(1.6)	(8.5)
Real estate management and development	—	.4
Total operating income (loss)	(45.2)	22.8
Equity in earnings of investees	(.3)	—
General corporate items:
Securities earnings	6.6	6.8
Insurance recoveries	.6	.8
Loss on prepayment of debt	(6.6)	—
General expenses, net	(9.7)	(8.3)
Interest expense	(15.4)	(13.7)
Income (loss) before income taxes	$(70.0)	$8.4

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.  Our Real Estate Management and Development Segment consists of BMI and LandWell.  We acquired a controlling interest in BMI and LandWell in December 2013, see Note 3.  We commenced consolidating the results of operations and cash flows of BMI and LandWell beginning January 1, 2014.

Note 3—Business combinations:

Basic Management, Inc. and The LandWell Company

Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. We also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada. BMI owns an additional 50% interest in LandWell. We accounted for our 32% interest in BMI and LandWell by the equity method of accounting.  See Note 7 to our 2013 Annual Report.  Three other entities owned the remaining ownership interest in BMI (a 32% interest, a 31% interest and a 5% interest) and LandWell (a 21% interest, a 15% interest and a 2% interest).  Provisions in the governing documents of BMI and LandWell give BMI and LandWell and their owners a right of first refusal upon any proposed transfer of an ownership interest in BMI and LandWell.

Prior to November 2010, the 31% ownership interest in BMI and the 15% ownership interest in LandWell indicated above were held by Tronox Incorporated, which among other things conducted operations at the Henderson industrial complex.  Tronox filed for bankruptcy protection in January 2009.  As part of Tronox’s plan of reorganization, in November 2010 such BMI and LandWell interests were transferred to the Nevada Environmental Response Trust (“NERT”), with the consent of BMI and LandWell and its owners (including us), and the parties agreed to negotiate to establish the price at which such BMI and LandWell interests would be transferred to BMI and LandWell or their owners. Such negotiations continued until February 2012, when the parties reached agreement as to the basic monetary terms of such transfer. Further negotiations over all of the terms and conditions of a definitive agreement continued until December 2013, when the parties reached agreement as to all terms and conditions, including the fact that we would acquire the BMI and LandWell interests formerly owned by Tronox, with the consent of BMI and LandWell and their other owners (who elected not to exercise their right-of-first-refusal rights).

As a result, in December 2013 we completed the acquisition of the 31% ownership interest in BMI and the 15% ownership interest in LandWell held by NERT.  We completed this acquisition because it allowed us to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership of LandWell to 27%, which also resulted in our control of 77% of LandWell (given BMI’s 50% ownership interest in LandWell, our controlling ownership of BMI and our 27% direct ownership of LandWell). The other owners did not exercise their first refusal or participation rights and accordingly did not participate in the acquisition of the additional interest of the BMI and LandWell interests.   As part of this transaction with NERT, we also acquired one parcel of real property located in Henderson, and acquired an option to purchase four additional parcels of real property located in Henderson, at our option, without the payment of additional consideration to NERT.  These five additional parcels, which NERT had also acquired as part of Tronox’s plan of reorganization, are not part of the land currently being developed by LandWell but are located in or are adjacent to the industrial park.  The aggregate fair value of the total consideration we gave for the acquisition of BMI and LandWell interest, the parcel of real property acquired and the option to acquire the four other parcels was $32.6 million consisting of $5.3 million in cash, a $19.1 million promissory note secured by the real property acquired, and a $11.1 million deferred payment obligation (which was discounted to present value of $8.2 million, as discussed below).  The acquisition of the BMI and LandWell interests, the parcel of real property and the option for the four additional parcels is accounted for as a business combination under GAAP.  The application of the purchase method of accounting for business combinations requires us to use significant estimates and assumptions in the determination of the estimated fair value of assets acquired and liabilities assumed; it also requires us to remeasure our existing ownership interest in BMI and LandWell to their estimated fair value. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions we believe are reasonable, and when appropriate, includes assistance from independent third-party valuation firms.

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

In January 2014, we engaged an independent third-party valuation firm to assist us with the overall fair value determination for a portion of the assets acquired for financial reporting purposes in accordance with Accounting Standards Codification (“ASC”) 805.  The third-party valuation firm assisted us in the valuation of the land held for development we acquired, substantially all of the property, plant and equipment acquired and a portion of the other noncurrent assets acquired. The land held for development we acquired consisted of approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use.  In estimating the value of the land held for development we acquired, the valuation firm used a sales comparison (or market) approach, in which the value of each parcel acquired was estimated by comparing it to similar properties that had recently been sold or were currently being marketed for sale,  The firm consulted local brokers, appraisers and databases for recent sales of comparable property within the Henderson, Nevada area.  The available market data was then investigated, analyzed and compared to each parcel.  The material factors considered by the valuation firm when investigating, analyzing and comparing the recent sales include characteristics of such other sales (e.g., type of property rights conveyed, non-market oriented financing (if any), any atypical conditions of the sale) and the physical characteristics of the property underlying such sales (e.g., location, topography, configuration, exposure/frontage, condition, zoning).  As applicable, the valuation firm made appropriate adjustments to such factors for any dissimilar characteristics between such other sales and LandWell’s land held for development.  In addition, we (as well as management of BMI and LandWell) reviewed the fair value amounts we received from such valuation firm to determine that such fair values were reasonable and consistent with our knowledge and experience with the local market, including the consideration of certain acreage in the residential/ planned community that was under contract with homebuilders in December 2013 or in the final stages of negotiation with homebuilders in December 2013 and subsequently became under contract in early 2014.

For financial reporting purposes, the assets acquired and liabilities assumed of BMI and LandWell have been included in our Condensed Consolidated Balance Sheet as of December 31, 2013, and the results of the operations and cash flows of BMI and LandWell are included in our Condensed Consolidated Statements of Operations and Cash Flows beginning January 1, 2014.  Our costs associated with the acquisition are not material.

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

Under ASC 805-30-25, a “bargain purchase” occurs when the acquisition-date amounts for the identifiable net assets acquired (measured as required by applicable GAAP) exceeds the sum of (i) the fair value of the consideration transferred to gain control of the acquiree, (ii) the fair value of any previously-held ownership interests in the acquiree and (iii) the fair value of any noncontrolling interest in the acquiree that exits at the acquisition date.  If a bargain purchase is initially identified, the acquirer is to reassess whether all of the assets acquired and liabilities assumed have been appropriately identified, recognized and measured, and whether the fair value of the consideration transferred, previously-held ownership interests and noncontrolling interests that exist at the acquisition date have been appropriately measured.  If after this reassessment, a bargain purchase is still indicated, it is recognized as a gain in earnings.  After performing such reassessment with respect to this acquisition, we determined a bargain purchase exists.  We believe this acquisition gave rise to a bargain purchase because of NERT’s decision to sell the BMI and LandWell interests it acquired as part of the Tronox plan of reorganization (for the reasons discussed above), the right-of-first-refusal rights granted to BMI and LandWell and their owners under the governing documents of BMI and LandWell and the time (22 months) it took to reach agreement on the terms and conditions of a definitive agreement after reaching agreement on the basic monetary terms.    In addition following the 2008 economic downturn, LandWell’s sales were substantially reduced as compared to prior years and LandWell did not recognize any material land sales in the 2008 to 2013 time period.  As a result, we recognized a pre-tax bargain purchase gain of $28.0 million in December 2013.

  The following table summarizes the aggregate fair value of the consideration we paid to gain control of BMI and LandWell, the one parcel of real property acquired and the option to acquire the remaining four parcels of real property (which collectively are estimated to have a fair value of $14.9 million),  and our current estimates for the fair value of our existing ownership interests in BMI and LandWell, the gain on bargain purchase recognized (which along with the gain on remeasurement of our existing investment in BMI and LandWell, aggregated $54.6 million and was recognized in the fourth quarter of 2013), the amounts assigned to the identifiable assets acquired and liabilities assumed at the acquisition date and the fair value of the noncontrolling interest in BMI and LandWell that exists as the acquisition date.  The purchase price allocation for BMI and LandWell indicated below is preliminary, and is based in part upon a preliminary fair value appraisal issued by the independent valuation firm.  Such purchase price allocation is subject to further refinement as management’s estimates of the valuation of certain assets acquired and liabilities assumed, including but not limited to the land held for development, certain property, plant and equipment, is not yet completed pending issuance by the independent valuation firm of its final fair value appraisal.  Accordingly, the amounts we ultimately assign to the assets acquired and liabilities assumed and the noncontrolling interest in BMI and LandWell at the acquisition date may change, and the amount of the gain we recognized from remeasurement of our existing ownership interest in BMI and LandWell, and the bargain purchase gain we recognized, may similarly change once our preliminary purchase allocation is finalized.  Any such change in the amount of the gain from remeasurement and the bargain purchase gain recognized would be accounted for retrospectively, in accordance with ASC 805-10-25.  Our final purchase price allocation will be based upon the final fair value appraisal of the assets acquired and liabilities assumed of BMI and LandWell, including the fair value of the noncontrolling interest in BMI and LandWell at the acquisition date, using the fair value measurement principles of ASC 820.  Such independent appraisal is considered a Level 3 input under ASC 820.

Based on our preliminary analysis of the provisional amounts of the transaction at December 31, 2013 we recognized the following:

Amount
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

The pro forma effect on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2013, assuming the acquisition of BMI and LandWell had occurred at the beginning of such period, is not material.

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized gains, net
	(In millions)
December 31, 2013:
Current assets	$3.8	$3.8	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	3.3	3.3	—
Total	$253.3	$253.3	$—
March 31, 2014:
Current assets	$4.1	$4.1	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.6	5.6	—
Total	$255.6	$255.6	$—

All of our marketable securities are accounted for as available-for-sale, which are carried at fair value, with any unrealized gains or losses recognized through accumulated other comprehensive income. Our marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company LLC (“Amalgamated”). Our current marketable securities are included with “other current assets” on our Condensed Consolidated Balance Sheets. Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs. Please refer to Note 4 in our 2013 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated. There have been no changes to the carrying value of this investment during the periods presented. See Note 17.

Note 5—Accounts and other receivables, net:

	December 31, 2013	March 31, 2014
	(In millions)
Trade accounts receivable:
Kronos	$226.1	$286.8
CompX	8.7	12.9
WCS	7.2	5.5
BMI and LandWell	—	1.4
VAT and other receivables	32.7	29.3
Refundable income taxes	15.2	13.6
Receivable from affiliates:
LPC – trade items	14.2	—
Other	.5	.6
Allowance for doubtful accounts	(1.3)	(1.3)
Total	$303.3	$348.8

Note 6—Inventories, net:

	December 31, 2013	March 31, 2014
	(In millions)
Raw materials:
Chemicals	$66.6	$67.6
Component products	3.6	2.8
Total raw materials	70.2	70.4
Work in process:
Chemicals	18.0	21.9
Component products	6.7	9.6
Total in-process products	24.7	31.5
Finished products:
Chemicals	263.3	247.3
Component products	3.0	2.7
Total finished products	266.3	250.0
Supplies (Chemicals)	69.4	69.0
Total	$430.6	$420.9

Note 7—Investment in affiliates and other assets:

	December 31, 2013	March 31, 2014
	(In millions)
Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$102.3	$97.8
Other assets:
Land held for development	$158.1	$156.5
Waste disposal site operating permits, net	59.5	58.0
Restricted cash	33.3	33.3
Deferred financing costs	2.6	8.4
IBNR receivables	6.9	7.0
Capital lease deposit	6.2	6.2
Intangible assets	5.2	5.1
Pension asset	.6	.6
Other	64.9	40.0
Total	$337.3	$315.1

    The land held for development relates to BMI and LandWell and is discussed in Note 3.  Such land held for development includes the one parcel of real property we directly acquired and the option to directly acquire four other parcels of real property, as discussed in Note 3. Revenue from sales of land held for development is recognized in accordance with the criteria set forth in ASC Topic 976.

A portion of our restricted cash relates to our Waste Management Segment, as discussed in Notes 7 and 17 to our 2013 Annual Report.  In April 2014, $18.0 million of such restricted cash was released to WCS, see Note 16.

Note 8—Accounts payable and accrued liabilities:

	December 31, 2013	March 31, 2014
	(In millions)
Accounts payable	$133.2	$165.1
Payable to affiliates:
Contran – income taxes, net	4.3	4.0
Contran – trade items	26.1	26.2
LPC – trade items	21.1	17.1
Deferred income	36.9	43.0
Employee benefits	36.1	32.5
Accrued litigation settlement	35.0	15.0
Accrued sales discounts and rebates	16.7	14.4
Environmental remediation and related costs	9.1	9.2
Reserve for uncertain tax positions	3.1	3.1
Other	51.3	49.3
Total	$372.9	$378.9

The accrued litigation settlement relates to Kronos, please see Note 17 of our 2013 Annual Report.

Note 9—Other noncurrent liabilities:

	December 31, 2013	March 31, 2014
	(In millions)
Reserve for uncertain tax positions	$49.8	$49.8
Asset retirement obligations	25.6	26.1
Employee benefits	12.2	12.2
Insurance claims and expenses	9.5	9.6
Deferred payment obligation	8.2	8.3
Deferred income	1.3	1.1
Other	3.6	3.5
Total	$110.2	$110.6

Note 10—Long-term debt:

	December 31, 2013	March 31, 2014
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	206.5	217.7
Total Valhi debt	456.5	467.7
Subsidiary debt:
Kronos:
Term loan	—	348.3
Note payable to Contran	170.0	—
Revolving North American credit facility	11.1	—
WCS:
Financing capital lease	68.6	68.2
6% promissory notes	2.4	2.4
Tremont:
Promissory note payable	19.1	17.4
BMI:
Bank note payable	11.2	10.9
LandWell:
Note payable to the City of Henderson	3.1	3.1
Other	10.5	11.0
Total subsidiary debt	296.0	461.3
Total debt	752.5	929.0
Less current maturities	10.7	11.8
Total long-term debt	$741.8	$917.2

Valhi – Contran credit facility – During the first three months of 2014, we had net borrowings of $11.2 million under our Contran credit facility. The average interest rate on the existing balance as of and for the three months ended March 31, 2014 was 4.25%. At March 31, 2014, the equivalent of $57.3 million was available for borrowing under this facility.

Kronos – Term loan – In February 2014, Kronos entered into a new $350 million term loan.  Kronos used $170 million of the net proceeds of the new term loan to prepay the outstanding principal balance of its note payable to Contran (along with accrued and unpaid interest through the prepayment date), and such note payable was cancelled.  The term loan was issued at 99.5% of the principal amount, or an aggregate of $348.25 million.  The remaining $172.8 million net proceeds of the term loan are available for Kronos’ general corporate purposes.  The new term loan:

•	bears interest, at Kronos’ option, at LIBOR (with LIBOR no less than 1.0%) plus 3.75%, or the base rate, as defined in the agreement, plus 2.75%;

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

•	is also collateralized by a second priority lien on all of the U.S. assets which collateralize Kronos' new North American revolving facility;
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

The average interest rate on the term loan borrowings as of and for the period of issuance to March 31, 2014 was 4.75%.  The carrying value of the term loan at March 31, 2014 includes unamortized original issue discount of $1.7 million.

In 2013, Kronos voluntarily repaid its entire $400 million term loan that was issued in June 2012.  Kronos prepaid an aggregate $290 million principal amount in February 2013 and we recognized a non-cash pre-tax interest charge of $6.6 million in the first quarter of 2013 related to this prepayment consisting of the write-off of unamortized original issue discount costs and deferred financing costs associated with such prepayment.  Funds for such $290 million prepayment were provided by $100 million of cash on hand as well as borrowings of $190 million under a 2013 loan agreement from Contran as described below.  In July 2013, Kronos voluntarily prepaid the remaining $100 million principal amount outstanding under such term loan.

Note payable to Contran – As discussed above, in February 2013 Kronos entered into a promissory note with Contran. This loan from Contran contained terms and conditions similar to the terms and conditions of the prior $400 million term loan, except that the loan from Contran was unsecured and contained no financial maintenance covenant. The independent members of Kronos’ board of directors approved the terms and conditions of the loan from Contran.  As discussed above, in February 2014 Kronos used $170 million of the proceeds from its new term loan and prepaid the remaining balance owed to Contran under this note payable (without penalty), and the note payable to Contran was cancelled.  The average interest rate on these borrowings for the year-to-date period ended February 18, 2014 (the payoff date) was 7.375%

Revolving European credit facility - During the first three months of 2014, Kronos had no borrowings or repayments under its European credit facility.  At March 31, 2014, there were no outstanding borrowings under this facility.  Kronos’ European credit facility requires the maintenance of certain financial ratios.  At September 30, 2013, and based on the earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers, Kronos would not have met the financial covenant test if the borrowers had any net debt outstanding.  In December 2013, the lenders under Kronos’ European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but its ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA.  At March 31, 2014 Kronos is in compliance with the minimum EBITDA set forth in the waiver, and its borrowing availability was 75% of the credit facility, or €90 million ($123.4 million).

Revolving North American credit facility – During the first three months of 2014, Kronos borrowed $81.0 million and repaid $92.1 million under its North American revolving credit facility. The average interest rate on outstanding borrowings for the year-to-date period ended February 18, 2014 when the outstanding balances was repaid  was 3.75%. At March 31, 2014 approximately $107 million was available for borrowing under this revolving facility.

Canada – At March 31, 2014, an aggregate of Cdn. $7.9 million letters of credit were outstanding under Kronos’ Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit.

At March 31, 2014, an aggregate Cdn. $1.8 million (USD $1.6 million) was outstanding under its Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada. Borrowings under the agreement are non-interest bearing.

Tremont – Promissory note payable – In January 2014, and following Tremont’s receipt of a dividend distribution from BMI and LandWell, Tremont prepaid (without penalty) $1.7 million principal amount on the note as required under the terms of the note agreement, see Note 3.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2014.

Note 11—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2013	2014
	(In millions)
Service cost	$3.3	$2.6
Interest cost	6.1	6.3
Expected return on plan assets	(6.1)	(6.2)
Amortization of unrecognized:
Prior service cost	.4	.2
Net transition obligations	.1	—
Recognized actuarial losses	3.4	2.8
Total	$7.2	$5.7

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2013	2014
	(In millions)
Service cost	$.1	$—
Interest cost	.2	.2
Amortization of prior service credit	(.5)	(.5)
Total	$(.2)	$(.3)

Contributions – We expect to contribute the equivalent of $27.4 million and $1.5 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2014.

Note 12—Other income, net:

	Three months ended March 31,
	2013	2014
	(In millions)
Securities earnings:
Dividends and interest	$6.5	$6.7
Securities transactions, net	.1	.1
Total	6.6	6.8
Equity in earnings of investees	(.3)	(.1)
Currency transactions, net	1.7	(2.7)
Insurance recoveries	.6	.8
Other, net	.2	.3
Total	$8.8	$5.1

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

Equity in earnings of investees in 2013 primarily related to our investment in BMI and LandWell, see Note 3.

Note 13—Income taxes:

	Three months ended March 31,
	2013	2014
	(In millions)
Expected tax expense benefit, at U.S. federal statutory income tax rate of 35%	$(24.5)	$2.9
Incremental tax (benefit) on earnings of non-U.S. and non-tax group companies	(1.4)	(.1)
Non-U.S. tax rates	(.4)	(.7)
Adjustment to the reserve for uncertain tax positions, net	2.0	.3
Nondeductible expenses	2.5	.3
U.S. state income taxes and other, net	—	1.1
Income tax expense (benefit)	$(21.8)	$3.8

	Three months ended March 31,
	2013	2014
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(21.8)	$3.8
Other comprehensive income (loss):
Marketable securities	3.6	(8.8)
Currency translation	(3.8)	(.7)
Pension plans	1.2	1.0
OPEB plans	(.2)	(.2)
Total	$(21.0)	$(4.9)

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We object to the re-assessments and believe the position is without merit. Accordingly, we are appealing the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.9 million (see Note 10). If the full amount of the proposed adjustment were ultimately to be assessed against us, the cash tax liability would be approximately $15.2 million. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits may change by $13.0 million during the next twelve months related to certain adjustments to our prior year returns and the expiration of certain statutes of limitations.

Our 2014 provision for income taxes includes a $1.0 million provision ($.9 million, net of noncontrolling interest) which is a correction of amounts that should have been recognized in the fourth quarter of 2012, and is not material to any current or prior periods.

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2013	March 31, 2014
	(In millions)
Noncontrolling interest in net assets:
Kronos	$241.9	$239.0
NL	74.5	60.8
CompX	13.6	13.8
BMI	33.7	31.5
LandWell	27.8	25.1
Total	$391.5	$370.2

	Three months ended March 31,
	2013	2014
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$(8.1)	$2.7
NL	(.4)	.6
CompX	.1	.3
BMI	—	.1
LandWell	—	.1
Total	$(8.4)	$3.8

We acquired a controlling interest in BMI and LandWell in December 2013.  See Note 3.

Note 15—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive loss attributable to Valhi stockholders for the three ended March 31, 2013 and 2014 are presented in the table below, net of related deferred income taxes.

	Three months ended March 31,
	2013	2014
	(In millions)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of period	$2.1	$2.8
Other comprehensive loss – unrealized losses arising during the period	(.2)	(.8)
Balance at end of period	$1.9	$2.0
Currency translation adjustment:
Balance at beginning of period	$53.3	$59.2
Other comprehensive loss	(21.5)	(2.1)
Balance at end of period	$31.8	$57.1
Defined benefit pension plans:
Balance at beginning of period	$(101.5)	$(76.5)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	2.1	1.6
Balance at end of period	$(99.4)	$(74.9)
OPEB plans:
Balance at beginning of period	$4.1	$6.5
Other comprehensive loss – amortization of prior service credit	(.3)	(.3)
Balance at end of period	$3.8	$6.2
Total accumulated other comprehensive loss:
Balance at beginning of period	$(42.0)	$(8.0)
Other comprehensive loss	(19.9)	(1.6)
Balance at end of period	$(61.9)	$(9.6)

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified. In some cases, the damages are unspecified pursuant to the requirements of applicable state law. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases (in which NL is not a defendant) are pending that seek recovery for injury allegedly caused by lead pigment and lead-based paint.  Although NL is not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against NL in the future.

NL believes that these actions are without merit, and NL intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL does not believe it is probable that it has incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

Accordingly, neither we nor NL have accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In one of these lead pigment cases, in April 2000 NL was served with a complaint (County of Santa Clara v. Atlantic Richfield Company, et al, Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the Court issued a judgment finding NL, The Sherwin Williams Company and ConAgra jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, NL filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, NL filed a notice of appeal with the Sixth District Court of Appeal for the State of California.  NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and will defend vigorously against all claims.

The Santa Clara case is unique in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against NL (the first adverse verdict against NL was ultimately overturned on appeal). We have concluded that the likelihood of a loss in this case has not reached a standard of “probable” as contemplated by ASC 450, given (i) the substantive, substantial and meritorious grounds on which the adverse verdict in the Santa Clara case will be appealed, (ii) the uniqueness of the Santa Clara verdict (i.e. no final, non-appealable verdicts have ever been rendered against NL, or any of the other former lead pigment manufacturers, based on the public nuisance theory of liability or otherwise), and (iii) the rejection of the public nuisance theory of liability as it relates to lead pigment matters in many other jurisdictions (no jurisdiction in which a plaintiff has asserted a public nuisance theory of liability has ever successfully been upheld).  In addition, liability that may result, if any, cannot be reasonably estimated, as NL continues to have no basis on which an estimate of liability could be made, as discussed above. However, as with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process, that NL may in the future incur some liability resulting in the recognition of a loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2013 and March 31, 2014, receivables for recoveries were not significant.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2014 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the year	$122.7
Additions charged to expense, net	.3
Payments, net	(.8)
Balance at the end of period	$122.2
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$9.2
Noncurrent liabilities	113.0
Total	$122.2

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2014, NL had accrued approximately $113 million related to approximately 45 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $153 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2014, there were approximately 5 sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to NL for any of these sites which would allow NL to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $8.9 million at March 31, 2014 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

We have agreements with certain of NL’s former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2013 Annual Report.

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

WCS— Previously, the Lone Star Chapter of the Sierra Club has filed various lawsuits in Texas District Court against the Texas Commission on Environmental Quality (“TCEQ”).  WCS has intervened in these lawsuits.  These lawsuits challenge WCS’ by-product and low-level radioactive waste disposal licenses.  Subsequently, the District Court upheld the TCEQ’s determination that the Sierra Club lacked standing to pursue a challenge to the by-product disposal license.  The Sierra Club appealed.  WCS’ by-product disposal license remains in effect pending resolution of the appeal.  On April 4, 2014, the Third District of the Texas Court of Appeals in Austin upheld the District Court’s ruling in favor of the TCEQ and WCS.  On May 6, 2014, the Sierra Club filed a motion for rehearing in the Third District of the Texas Court of Appeals that requests the court change its April 4, 2014 judgment and opinion.  The deadline for the Sierra Club to petition for discretionary relief from the Texas Supreme Court has not yet passed.

In May 2012, the same District Court subsequently held that TCEQ erred in denying the Sierra Club’s request for an administrative contested case hearing regarding the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate.  Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order with respect to the low-level radioactive waste disposal license  Because of the appeal, the District Court’s order was suspended.  WCS’ low-level radioactive waste disposal license remains in effect pending resolution of the appeal.  On April 18, 2014, the Third District of the Texas Court of Appeals in Austin reversed the District Court’s ruling and rendered judgment in favor of TCEQ and WCS.  On May 5, 2014 the Sierra Club filed a motion for a rehearing in the Third District of the Texas Court of Appeals that requests the court change its April 18, 2014, judgment and opinion.  The deadline for the Sierra Club to petition for discretionary relief from the Texas Supreme Court has not yet passed.

On the same day that WCS filed its appeal with regard to the District Court’s order with respect to its low-level radioactive waste disposal license, the Sierra Club filed another lawsuit in the same Texas District Court, challenging a routine TCEQ action relating to administration of the low-level radioactive waste disposal license.  On March 7, 2014, the Third District of the Texas Court of Appeals in Austin ruled that the courts do not have jurisdiction over Sierra Club’s lawsuit challenging the routine TCEQ action. The Court of Appeals dismissed Sierra Club’s lawsuit. On April 3, 2014, the Sierra Club filed a motion for rehearing in the Third District of the Texas Court of Appeals that requests the court change its March 7, 2014 judgment and opinion.  The deadline for the Sierra Club to petition for discretionary relief from the Texas Supreme Court has not yet passed. Additionally, the Sierra Club filed a petition for writ of injunction with the same Court of Appeals in Austin; the petition was denied.

WCS believes the actions by the Sierra Club are without merit and that the Sierra Club has no proper standing to challenge any of its licenses and permits.  This position has been validated by the three recent decisions of the Third District of the Texas Court of Appeals, relying on  two recent Texas Supreme Court rulings narrowing the basis for a challenge to environmental permits.  WCS intends to continue to defend against any and all such actions vigorously, and to continue to operate its West Texas facilities in accordance with the terms of its licenses and permits.

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2013 Annual Report.

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

Financial assurance associated with Waste Management Segment

As discussed in Notes 17 to our 2013 Annual Report, our Waste Management Segment is required to provide certain financial assurances to the Texas government agency with respect to the decommissioning obligations related to its facility in West Texas.  A portion of the financial assurance with respect to its low-level radioactive waste disposal facility is in the form of a surety bond. At December 31, 2013, the value of such bond was $32.2 million.  As part of such surety bond, WCS is required to make quarterly cash payments into a collateral trust of 2.5% of the total value of the bond, which quarterly payments commenced in the fourth quarter of 2011 and have aggregated $5.7 million at March 31, 2014.  As additional surety for the low-level radioactive waste disposal facility, WCS has also been required to make cash payments into another collateral trust annually in November of each of 2012 through 2016, and such payments aggregated $18.0 million at March 31, 2014.  In April 2014, WCS obtained an increase in the surety bond from $32.2 million to $85.3 million, and in return the Texas government agency agreed to the release of the $18.0 million which WCS had previously paid into the second collateral trust and WCS received such $18.0 million in April 2014.  As part of the increase in the surety bond from $32.2 million to $85.3 million, in April 2014, WCS paid an aggregate of $2.0 million into the first collateral trust.  Similar to the $32.2 million surety bond, WCS is still required to make quarterly cash payments into the first collateral trust, but at a rate sufficient such that the aggregate amount of such payments funded into the collateral trust would equal 50% of the total value of the new bond by April 2021.  Such new quarterly cash payments are equal to approximately $1.3 million and will begin in the third quarter of 2014.  As discussed in Note 16 to our 2013 Annual Report, we, certain of our subsidiaries, Contran and certain subsidiaries of Contran had guaranteed WCS’ obligations under the $32.2 million surety bond, and the same parties have guaranteed WCS’ obligations under the new $85.3 million surety bond.

Note 17—Fair value measurements and financial instruments:

The following table summarizes the valuation of our marketable securities, financial instruments and other items recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2013:
Marketable securities:
Current	$3.8	$2.4	$1.4	$—
Noncurrent	253.3	1.4	1.9	250.0
Currency forward contracts	(1.0)	(1.0)	—	—
March 31, 2014:
Marketable securities:
Current	$4.1	$2.4	$1.7	$—
Noncurrent	255.6	—	5.6	250.0
Currency forward contracts	(.9)	(.9)	—	—

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

At March 31, 2014, our Chemicals Segment had currency forward contracts to exchange:

•

an aggregate of $27.0 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.06 per U.S. dollar; these contracts with Wells Fargo Bank, N.A. mature from April 2014 through December 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option;

•

an aggregate $10.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.24 to kroner 6.25 per U.S. dollar; these contracts with DnB Nor Bank ASA mature at a rate of $5.0 million per month in certain months from July 2014 through October 2014; and

•

an aggregate €15.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.07 to kroner 8.41 per euro; these contracts with DnB Nor Bank ASA mature at a rate ranging of €5.0 million per month in certain months from April 2014 through October 2014.

The estimated fair value of our currency forward contracts at March 31, 2014 was a net liability of $.9 million, of which $.5 million is recognized as part of accounts and other receivables and $1.4 million is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. We have also recognized a corresponding $.9 million currency transaction loss in our Condensed Consolidated Statement of Operations. Our Chemicals Segment is not currently using hedge accounting for its outstanding currency forward contracts at March 31, 2014, and it did not use hedge accounting for any of such contracts previously held in 2013.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2013		March 31,2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$186.8	$186.8	$301.2	$301.2
Deferred payment obligation	8.2	8.2	8.3	8.3
Long-term debt (excluding capitalized leases):
Kronos term loan	$—	$—	$348.3	$355.0
Kronos note payable to Contran	170.0	170.0	—	—
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	72.4	72.4	70.6	70.6
Valhi credit facility with Contran	206.5	206.5	217.7	217.7
Kronos variable rate bank credit facilities	11.1	11.1	—	—
Tremont promissory note payable	19.1	19.1	17.4	17.4
BMI bank note payable	11.2	11.2	10.9	10.9
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

Noncontrolling interest in:
Kronos common stock	$241.9	$431.6	$239.0	$377.9
NL common stock	74.5	92.6	60.8	89.8
CompX common stock	13.6	23.1	13.8	16.8
Valhi stockholders’ equity	$601.3	$5,916.7	$583.6	$2,991.0

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. At March 31, 2014, the estimated market price of Kronos’ term loan was $1,014.4 per $1,000 principal amount.   The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 5 and 8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate through our wholly-owned and our majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Waste Control Specialists LLC (“WCS”), Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”).  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE MKT: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

We have four consolidated operating segments:

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

•

Real Estate Management and Development – We operate in real estate management and development though our majority control of BMI and LandWell.  BMI provides utility services to certain industrial and municipal customers and owns real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada.    In December 2013 we acquired a controlling interest in each of these companies, and they are included in our results of operations and cash flows beginning on January 1, 2014.  See Note 3 to our Condensed Consolidated Financial Statements.

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

•	The ultimate resolution of pending litigation (such as NL’s lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);
•	Our ability to comply with covenants contained in our revolving bank credit facilities;
•	Our ability to complete and comply with the conditions of our licenses and permits;
•	Our ability to successfully defend against any currently-pending or possible future challenge to WCS’ operating licenses and permits;
•	Unexpected delays in the delivery or licensing of shipping containers being procured by WCS, or in their operational start-up;
•	Changes in real estate values and construction costs in Henderson, Nevada; and
•	Possible future litigation.

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

Operations Overview

Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013—

Net income attributable to Valhi stockholders was $.8 million, or nil per diluted share, in the first quarter of 2014 compared to a net loss attributable to Valhi stockholders of $39.8 million, or $.12 per diluted share, in the first quarter of 2013. As more fully discussed below, our diluted income per share increased from 2013 to 2014 primarily due to the net effects of:

•	operating income from our Chemicals Segment in 2014 compared to an operating loss in 2013;
•	a loss on the prepayment of debt in the first quarter of 2013;
•	higher operating losses at our Waste Management segment in 2014; and
•	inclusion of operating income from our Real Estate Management and Development Segment beginning on January 1, 2014.

Our net loss attributable to Valhi stockholders in 2013 includes an aggregate charge of $.01 per diluted share related to the first quarter voluntary prepayment of $290 million principal amount of Kronos’ term loan.

Current Forecast for 2014 –

We currently expect to report net income attributable to Valhi stockholders for 2014 as compared to a net loss in 2013 primarily due to the net effects of:

•	expected operating income from our Chemicals Segment in 2014 compared to an operating loss in 2013;
•

improved operating results at WCS in 2014 as we expect more revenue from the Compact and Federal LLRW disposal facilities which experienced shipment delays in the latter part of 2013 and continuing into the first quarter of 2014;

•	expected operating income from our Real Estate Management and Development Segment which we acquired in December 2013;
•	lower expected general corporate expenses in 2014 due primarily to lower expected environmental remediation and related expenses; and
•	losses on prepayment of debt in 2013.

Segment Operating Results—2013 Compared to 2014 –

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

The factors having the most impact on our reported operating results are:

•	our TiO2 sales and production volumes,
•	TiO2 selling prices,
•	manufacturing costs, particularly raw materials, maintenance and energy-related expenses, and
•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Our Chemicals Segment’s key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes, and the cost of our third-party feedstock ore. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended March 31,
	2013	2014	% Change
	(Dollars in millions)
Net sales	$463.6	$420.1	(9)%
Cost of sales	460.3	340.2	(26)
Gross margin	$3.3	$79.9	2,322%
Operating income (loss)	$(45.1)	$27.6	161%
Percent of net sales:
Cost of sales	99%	81%
Gross margin	1	19
Operating income (loss)	(10)	7
Ti02 operating statistics:
Sales volumes*	132	122	(7)%
Production volumes*	122	120	(2)
Percent change in net sales:
Ti02 product pricing			(5)%
Ti02 sales volumes			(7)
Ti02 product mix			1
Changes in currency exchange rates			2
Total			(9)%
*	Thousands of metric tons

Current Industry Conditions – As previously discussed, after about a year of decreasing selling prices within the TiO2 industry, our TiO2 selling prices generally stabilized during the second half of 2013.  Our average selling prices at the end of the first quarter of 2014 were 4% lower as compared to the end of 2013, with lower prices primarily in certain export markets that resulted from competitive pressures.  As a result, we experienced significantly lower sales to our generally lower-margin export markets in the first quarter of 2014 as compared to the same period in 2013.  Demand for TiO2 products has generally been strong in 2014 in European and North American markets, as customers have generally depleted their inventories in response to general global economic uncertainty.

We operated our production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While our production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at our Canadian production facility, our utilization rates were also impacted by the lockout at the Canadian production facility in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  We operated our production facilities at overall average capacity utilization rates of 90% in the first quarter of 2014, primarily as a result of the restart of production at our Canadian facility.

Our cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than TiO2 sold in the first quarter of 2014, as a substantial portion of the TiO2 products we sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012.  We have seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and continuing into 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.

Net Sales – Our Chemicals Segment’s net sales decreased 9%, or $43.5 million, compared to the first quarter of 2013 primarily due to a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $23 million) and to a 7% decrease in sales volumes (which decreased net sales by approximately $32 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 7% in the first quarter of 2014 as compared to the first quarter of 2013, with the lower volumes in export markets offset in part by increased demand in certain European markets.  We estimate that changes in currency exchange rates increased net sales by approximately $7 million as compared to the first quarter of 2013.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 26% in the first quarter of 2014 compared to 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $93 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), a 7% decrease in sales volumes and a 2% decrease in TiO2 production volumes.  As expected, our cost of sales per metric ton of TiO2 sold in the first quarter of 2014 was significantly lower than TiO2 sold in the first quarter of 2013, primarily due to lower raw material costs as discussed above, and our cost of sales as a percentage of net sales correspondingly decreased to 81% in the first quarter of 2014 compared to 99% in the same period of 2013.

Gross Margin and Operating Income (Loss) – Our Chemicals Segment’s results increased from an operating loss of $45.1 million in the first quarter of 2013 to operating income of $27.6 million in the first quarter of 2014 and operating income as a percentage of net sales increased to 7% in the first quarter of 2014 from (10)% in the same period of 2013. This increase was driven by the increase in gross margin, which increased to 19% for the first quarter of 2014 compared to 1% for the first quarter of 2013. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), lower selling prices and sales volumes.  Additionally, changes in currency exchange rates have positively affected our gross margin and operating income.  We estimate that changes in currency exchange rates increased operating income by approximately $8 million in the first quarter of 2014 as compared to the same period in 2013.

  Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.7 million in each of the first three months of 2013 and 2014 which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss) for the periods indicated:

Impact of changes in currency exchange rates

Three months ended March 31, 2014 vs. March 31, 2014

	Transaction gains /(losses) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$7	$7
Operating income	2	(3)	(5)	13	8

Outlook  – During the first quarter of 2014 our Chemicals Segment operated its production facilities at 90% of practical capacity.  This reflects an increased plant utilization rate as compared to the last half of 2013.  While our production capacity utilization rates in the second half of 2013 were impacted by the lockout at our Canadian production facility, our utilization rates were also impacted by the lockout at the Canadian production facility in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  While we expect our production volumes to be higher in 2014 as compared to 2013, we expect to continue to operate below production capacity in 2014.  The less-than-full production utilization is principally due to the ramp-up of operations at our Canadian facility following the end of the lockout as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2014 as compared to 2013.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and continuing into 2014, and consequently our cost of sales per metric ton of TiO2 sold in the first quarter of 2014 was significantly lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2013.  Given the time lag between when we procure third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in our cost of sales, we expect our cost of sales per metric ton of TiO2 sold in calendar 2014 will be lower than the cost of sales per metric ton of TiO2 sold in calendar 2013, and our cost of sales per metric ton of TiO2 sold in the remainder of 2014 will be lower than the cost per metric ton of TiO2 sold in the first quarter of 2014.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for our products over the past year and generate an acceptable operating margin.  We started 2014 with selling prices 6% lower than as compared to the beginning of 2013, and prices declined by an additional 4% in the first quarter of 2014.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013 and in certain established markets during the first quarter of 2014, we continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets, which we believe will support implementation of selling price increases during 2014.  The extent to which we will be able to achieve price increases during 2014 will depend on market conditions.

Overall, we expect that our Chemicals Segment’s operating income in 2014 will be higher as compared to 2013, as a result of:

•	the favorable effect of lower third-party feedstock ore costs;
•	the favorable effects of anticipated higher sales and production volumes in 2014 (in part from the resumption of production at our Canadian TiO2 production facility);
•	the litigation settlement charge recognized in third quarter 2013; and
•	the favorable impact of increases in our selling prices that we would be able to achieve during 2014.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely. Given the lead time required for such production capacity expansions, we expect a prolonged shortage of TiO2 products will occur as economic conditions improve and global demand levels for TiO2 continue to increase.

Our expectations for our future operating income are based upon a number of factors beyond our control, including worldwide growth of GDP, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ from our expectations, our operating could be unfavorably affected.

Component Products –

Our Component Products Segment’s product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of sales and gross margin. In addition, small variations in period-to-period net sales, cost of sales and gross margin can result from changes in the relative mix of our products sold. The key performance indicator for our Component Products Segment is operating income margins.

	Three months ended March 31,
	2013	2014	% Change
	(Dollars in millions)
Net sales	$21.5	$25.8	20%
Cost of sales	15.5	18.0	17
Gross margin	$6.0	$7.8	29%
Operating income	$1.5	$3.3	129%

Percent of net sales:
Cost of sales	72%	70%
Gross margin	28	30
Operating income	7	13

Net Sales – Our Component Products Segment’s net sales increased $4.3 million in the first quarter of 2014 compared to the same period of 2013, led by strong demand within the security products reporting unit, including new product sales for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of sales percentage decreased by 2% in the first quarter of 2014 compared to the same period in 2013. As a result, gross margin and related margin percentage increased over the same period.  Gross margin increased by 29%, and operating income increased by 129%  in the first quarter of 2014 compared to 2013.  The increase in gross margin and operating income is primarily due to the higher sales level and improved coverage of fixed manufacturing costs over increased production volumes to meet the higher demand.

Outlook  – While the robust demand for our Component Products Segment’s products experienced in the first quarter does not reflect our expectation for full year sales trends due to the impact of one-time projects and seasonal influences for some of our larger customers, we believe that the overall demand signals are currently positive in various markets we serve.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  And while we cannot attribute current sales levels to perceptible growth in the overall North American economy, we do believe that the markets we serve are benefitting from improved stability in general economic conditions. As in prior periods, we will continue to monitor sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

Volatility in the costs of commodity raw materials is expected to continue. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 11% of our total cost of sales. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

Waste Management –

	Three months ended March 31,
	2013	2014
	(In millions)
Net sales	$14.1	$7.0
Cost of sales	10.5	10.7
Gross margin	$3.6	$(3.7)
Operating loss	$(1.6)	$(8.5)

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

Net Sales and Operating Loss – The Waste Management Segment’s sales declined in the first quarter of 2014 compared to the same period in 2013 due to lower volumes of shipments received for disposal in the Compact LLRW disposal facility, primarily because there has been an industry wide temporary shortage of shipping containers needed to transport LLRW.  We currently expect this issue to be resolved in mid-2014; see below.  Our Waste Management Segment’s operating loss was higher in the first three months of 2014 compared to the same period of 2013 due to our lower disposal volumes noted above.  We recognized an operating loss in both periods of 2013 and 2014 because we have not yet achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license needed to commence full scale operations, and with both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we can now provide “one-stop shopping” for hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues sufficient to cover the high fixed costs of operating our disposal facilities. We were awarded a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller volume waste streams. We have regularly received small volumes of waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving large Federal LLRW streams for disposal. In the latter half of 2013 and the first quarter of 2014 we were limited in the volume of waste we could receive for disposal due to the shortage of shipping containers needed to transport LLRW. We have a contract to purchase three additional shipping containers, the first of which has been delivered and received regulatory approval in April 2014.  We expect to receive the other two shipping containers by mid-2014.  We believe the receipt of these containers will resolve our transportation issues.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Real Estate Management and Development  –

Three months ended March 31, 2014
(In millions)
Net sales	$9.5
Cost of sales	7.7
Gross margin	1.8
Operating income	$.4

General – We obtained a controlling interest in our Real Estate Management and Development Segment in December 2013.  Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. We also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use at December 31, 2013. BMI owns an additional 50% interest in LandWell.  In December 2013 we completed the acquisition of the 31% ownership interest in BMI and the 15% ownership interest in LandWell.  We completed this acquisition because it allowed us to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership of LandWell to 27%, which also resulted in our control of 77% of LandWell.

Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004).  Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling over 1,200 acres of retail, light industrial, commercial and residential projects in the Henderson, Nevada area.    A substantial portion of such projects, however, had been completed prior to the 2008 economic downturn which was particularly acute in the Las Vegas area real estate market.

Following such economic downturn, LandWell’s land sales were substantially reduced as compared to prior years, and LandWell did not recognize any material amount of land sales in the 2008 to 2013 time period.  During this time period, LandWell has been primarily focusing on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres).  Planning and zoning work on such project began in 2007, but LandWell delayed significant development efforts until economic conditions had improved.  As general economic conditions improved in 2011 and 2012, LandWell began intensive development efforts of the residential/planned community in 2013 (with BMI acting as the general contractor for all such development efforts).  At the time of our December 2013 acquisition of the additional ownership interests in BMI and LandWell, LandWell owned such 2,100 acres as well as approximately 400 acres zoned for commercial and light industrial purposes.

In December 2013 and through the end of April 2014, LandWell has closed or entered into escrow on approximately 300 acres of the residential/planned community at contracted prices that support the estimated fair value assigned to the land held for development that was acquired with consideration of development costs expected to be incurred after the acquisition date.  See Note 3 to our Condensed Consolidated Financial Statements.  Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs.  Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in Accounting Standards Codification (“ASC”) Topic 976.  In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods.  Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract.  We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Prior to gaining control of BMI and LandWell in December 2013, we accounted for our existing ownership interest in BMI and LandWell by the equity method of accounting, as discussed in Notes 3 and 7 to our 2013 Annual Report.  As noted above, following the 2008 economic downturn LandWell’s land sales were substantially reduced as compared to prior years, and LandWell did not recognize any material land sales in the 2008 to 2013 time period.  Consequently, we did not recognize any material amounts of equity in earnings of BMI and LandWell during such time periods.  However, we do not believe that LandWell’s operating results during such time period are indicative of LandWell’s expected future operating results or the fair value of LandWell’s assets at the time of our December 2013 acquisition, given that LandWell had not recognized any material land sales in recent years, the significant development work that has been undertaken in 2013, the revenue that is expected to be recognized with respect to the land sales that have closed or entered into escrow (as noted above), and an expectation that LandWell will continue its development efforts for the rest of its land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income – A substantial portion of the net sales from our Real Estate Management and Development segment in the first quarter of 2014 consisted of revenues from land sales.  We recognized $7.7 million in revenues on land sales in the first quarter of 2014.  The contracts on these sales of approximately 200 acres closed in December 2013 and January 2014.  Cost of sales related to land sales revenues was $6.7 million in the first quarter of 2014.  The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts; sales and cost of sales related to water delivery are expected to be relatively consistent from period to period.

Outlook – Having obtained a controlling interest in BMI and LandWell in December 2013, we are actively pursuing opportunities to maximize cash proceeds from the sale of land we own.  In the near term we are focused on developing and selling land, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada we are managing.  In April 2014 LandWell signed contracts on another approximately 50 acres of land in this community.  We expect the development work for these sales to be completed over the remainder of the year.  As noted above, we do not expect to recognize significant amounts of operating income related to these sales; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used to fund ongoing development work for those properties.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2014 Compared to 2013

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2014 and 2013 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the first three months of 2013 and 2014.

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

Corporate Expenses and Other Items, Net – Corporate expenses were 14% lower at $8.3 million in the first quarter of 2014 compared to $9.7 million in the same period in 2013, primarily due to lower environmental and related costs at NL in the first quarter of 2014.  Included in corporate expense are:

•	litigation and related costs at NL of $2.1 million in the first quarter of 2014 compared to $2.0 million in first quarter of 2013; and
•	environmental remediation and related expense of $.3 million in the first quarter of 2014 compared to $1.2 million in first quarter of 2013.

The level of our litigation and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 16 to our Condensed Consolidated Financial Statements.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate, and it is possible that actual costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2014, our corporate expenses would be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related matters as further information becomes available to us or as circumstances change. Further information or changed circumstances could result in an increase or reduction in our accrued costs. See Note 16 to our Condensed Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2014 will be higher than 2013. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2014, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense – We recognized a $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first quarter of 2013 related to the voluntary prepayment of $290 million principal amount of our Chemicals Segment’s term loan, see Note 10 to our Condensed Consolidated Financial Statements.

Interest expense decreased to $13.7 million in the first quarter of 2014 from $15.4 million in the first quarter of 2013 primarily due to lower average interest rates on outstanding borrowings in the first quarter of 2014 and slightly lower average debt balances.  We currently expect our interest expense for all of 2014 will be higher as compared to 2013, as higher overall average debt levels resulting from the new term loan Kronos issued in February 2014 would more than offset the favorable impact of lower average interest rates on outstanding borrowings.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had income tax expense of $3.8 million in the first quarter of 2014 compared to an income tax benefit of $21.8 million in the first quarter of 2013, primarily due to operating losses at Kronos during 2013 compared to operating income during 2014.

We have substantial net operating loss carryforwards in Germany.  Kronos has the equivalent of $842 million and $127 million for German corporate and trade tax purposes, respectively, at December 31, 2013 and in Belgium Kronos has the equivalent of $102 million for Belgian corporate tax purposes at December 31, 2013.  At March 31, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such German carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German and Belgian operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2014 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net income was $3.8 million in the first quarter of 2014, compared to noncontrolling interest in net loss of $8.4 million in the same period of 2013. The increase is primarily due to operating income of Kronos in the first quarter of 2014 compared to an operating loss in the same period of 2013.   In addition

$.2 million of noncontrolling interest in net income was related to BMI and LandWell which we consolidated in our operating results for the first time in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities improved from $34.3 million cash used in operations in the first three months of 2013 to $5.8 million in the first three months of 2014. This $28.5 million net improvement in the amount of cash from operations was primarily due to the net effects of the following items:

•	consolidated operating income in the first three months of 2014 of $22.8 million, a $68.0 million improvement compared to an operating loss of $45.2 million in the first three months of 2013;
•

a $15.5 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2014, primarily due to a significant amount of cash provided by relative changes in Kronos’ inventories in the first quarter of 2013 resulting principally from lower inventory costs;

•	lower net distributions from our TiO2 manufacturing joint venture in 2014 of $5.3 million, primarily due to the timing of the joint venture’s working capital needs;
•	higher net cash paid for income taxes in 2014 of $7.3 million resulting primarily from the timing of certain payments for income taxes; and
•	lower cash paid for interest in 2014 of $2.2 million, consistent with the lower interest expense we recognized in 2014.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

•

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2013 to March 31, 2014 due to higher average daily net sales resulting from higher sales volumes in the first quarter of 2014 as compared to the fourth quarter of 2013, partially offset by lower selling prices in the first quarter of 2014.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2013 to March 31, 2014 principally due to lower inventory costs and lower inventory volumes in the first quarter of 2014.
•

CompX’s average DSO increased from December 31, 2013 to March 31, 2014.  Generally, we expect CompX’s average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.   Overall, CompX’s March 31, 2014 days sales outstanding compared to December 31, 2013 and is in line with our expectations.

•	CompX’s average DSI was flat from December 31, 2013 to March 31, 2014 and is in line with our expectations.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2012	March 31, 2013	December 31, 2013	March 31, 2014
Kronos:
Days sales outstanding	61 days	65 days	62 days	67 days
Days sales in inventory	102 days	68 days	75 days	65 days
CompX:
Days sales outstanding	40 days	40 days	35 days	45 days
Days sales in inventory	74 days	70 days	76 days	76 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended March 31,
	2013	2014
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$26.8	$6.7
Kronos	(39.4)	(2.6)
NL exclusive of its subsidiaries	13.0	2.9
CompX	(14.6)	(2.3)
BMI	—	7.2
LandWell	—	9.1
WCS	.4	(.9)
Tremont	—	6.2
Other	(.1)	(.2)
Eliminations	(20.4)	(31.9)
Total	$(34.3)	$(5.8)

Investing Activities –

We spent $19.9 million in capital expenditures during the first three months of 2014 including:

•	$16.3 million in our Chemicals Segment;
•	$.7 million in our Component Products Segment;
•	$1.7 million in our Waste Management Segment; and
•	$1.2 million in our Real Estate Management and Development Segment.

Our Waste Management Segment also had $.2 million in expenditures for capitalized permit costs. During the first three months of 2014 we had net purchases of $2.5 million of marketable securities.

Financing Activities—

During the three months ended March 31, 2014, we:

•	borrowed $348.3 million under Kronos’ new term loan;
•	repaid $170.0 million under Kronos’ note payable to Contran;
•	borrowed $81.0 million under Kronos’ North American credit facility and subsequently repaid $92.1 million;
•	borrowed a net $11.2 million on Valhi’s credit facility with Contran;
•	repaid $1.7 million under Tremont’s promissory note payable; and
•	paid quarterly dividends to Valhi stockholders aggregating $.05 per share ($17.0 million).

In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries; our Board of Directors reduced our regular quarterly dividend to $.02 per share beginning in the second quarter of 2014.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first three months of 2014 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us, Kronos dividends paid to shareholders other than us and NL, LandWell dividends paid to shareholders other than us and BMI and BMI dividends paid to shareholders other than us.

Outstanding Debt Obligations

At March 31, 2014, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	Valhi’s $217.7 million outstanding on its $275 million credit facility with Contran which is due no earlier than December 31, 2015;
•	$350.0 million aggregate borrowings under Kronos’ new term loan ($348.3 million carrying amount, net of unamortized original issue discount) due through February 2020;
•	WCS’ financing capital lease with Andrews County, Texas ($68.2 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	Tremont’s promissory note payable ($17.4 million outstanding) due in December 2023;
•	$10.9 million on BMI’s bank note payable, due through January 2025;
•	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020;
•	WCS’ 6.0% promissory notes ($2.4 million outstanding) due in 2014; and
•	approximately $11.0 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ North American and European revolvers and its new term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios.   In December 2013, the lenders under Kronos’ European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but Kronos’ ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA, as defined in the agreement.  We are in compliance with all of our debt covenants at March 31, 2014, as amended by the waiver with respect to Kronos’ European revolving credit facility discussed above.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity, including the requirement to maintain a specified level of EBITDA with respect to Kronos’ European revolving credit facility consistent with the waiver; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  We believe we have alternate sources of liquidity, including cash on hand and borrowings under Kronos’ North American revolver, in order to adequately address any compliance issues which might arise.  Neither Kronos new term loan, its North American revolving credit facility, nor Valhi’s credit facility with Contran contains a financial maintenance covenant. See Note 10 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2015) and our long-term obligations (defined as the five-year period ending March 31, 2019, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2014, we had credit available under existing facilities of approximately $287.7 million, which was comprised of:

•	$107 million under Kronos’ North American revolving credit facility;
•	$123.4(1) million under Kronos’ European credit facility; and
•	$57.3(2) million under Valhi’s Contran credit facility.
(1)

Based on Kronos’ EBITDA over the last twelve months ending March 31, 2014, Kronos has €90 million ($123.4 million) available under its European credit facility at March 31, 2014.  We do not anticipate requesting an extension to the waiver at June 30, 2014.

(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At March 31, 2014, we had an aggregate of $310.8 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $62.6 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$188.3	$62.6
CompX	35.0	—
NL exclusive of its subsidiaries	22.5	—
WCS	24.5	—
LandWell	17.6	—
BMI	13.9	—
Tremont	8.8	—
Valhi exclusive of its subsidiaries	.2	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$310.8	$62.6

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2014 will be approximately $81 million as follows:

•	$68 million by our Chemicals Segment, including approximately $14 million in the area of environmental compliance, protection and improvement;

•	$7 million by our Waste Management Segment including approximately $.5 million in capitalized operating permit costs;
•	$3 million by our Component Products Segment; and
•	$3 million by our Real Estate Management and Development Segment.

In addition:

•

WCS expects to commence payments under capital leases in 2014 for the purchase of 3 transport casks and related trailers totaling approximately $9.1 million, $1.0 million of which is expected to be paid during 2014; and

•LandWell expects to spend approximately $26 million on land development costs during 2014.

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

At March 31, 2014 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2014 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2014 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2014, based on the 58.0 million shares we held of Kronos common stock at March 31, 2014, we would receive aggregate annual regular dividends from Kronos of $34.8 million. During 2013 NL paid a quarterly cash dividend of $.125 per share.  We received aggregate annual dividends from NL of $20.2 million in 2013 based on the 40.4 million shares we held of NL common stock during 2013.   In February 2014 NL’s Board of Director’s deferred consideration of NL’s first quarter dividend, and no dividend was paid by NL in the quarter.  In May 2014, NL’s Board of Directors suspended NL’s cash dividend.  We do not know if we will receive any cash dividends from NL during 2014.  We did not receive any distributions from WCS during 2013, and we do not expect to receive any distributions from WCS during 2014. We expect that our newest consolidated subsidiaries, BMI and LandWell, which we acquired a controlling interest in during December 2013, will pay cash dividends, but the timing and amount of such dividends is uncertain.  In this regard, we received aggregate dividends from BMI and LandWell of $7.0 million in the first quarter of 2014, but we do not know if we will receive any additional distributions from BMI and LandWell in the remainder of 2014.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

Certain of our subsidiaries have various credit agreements with unrelated third-party lenders which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

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

We generally do not guarantee any indebtedness or other obligations of our subsidiaries or affiliates, unless otherwise noted. Our subsidiaries are not required to pay us dividends. If one or more of our subsidiaries were unable to maintain its current level of dividends, either due to restrictions contained in a credit agreement or to satisfy its liabilities or otherwise, our ability to service our liabilities or to pay dividends on our common stock could be adversely impacted. If this were to occur, we might consider reducing or eliminating our dividends (such as we did in the second quarter of 2014, as discussed above) or selling interests in subsidiaries or other assets. If we were required to liquidate assets to generate funds to satisfy our liabilities, we might be required to sell at what we believe would be less than the long-term value of such assets.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. During the 2011 to 2013 time period, WCS borrowed an aggregate $172.4 million from our subsidiary, which we subsequently contributed to WCS’s capital. It is possible WCS will borrow additional amounts from our subsidiary during 2014 under the terms of the revolving credit facility. As amended, WCS can borrow up to $40 million under this facility, which matures in March 2015. WCS had no borrowings outstanding at March 31, 2014 and the full $40 million was available for borrowing.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. We had no loans to NL during the first quarter of 2014 under this facility, which as amended is due on demand, but in any event no earlier than March 31, 2015 and no later than December 31, 2015. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. We had no borrowings from Kronos during the first quarter of 2014 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2015. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

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

We may, at our option, require the LLC to redeem our interest in the LLC and the LLC has the right to redeem our interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to us, if any. In the event we require the LLC to redeem our interest in the LLC, Snake River has the right to accelerate the maturity of and call our $250 million aggregate loans from Snake River. Redemption of our interest in the LLC would result in us reporting income related to the disposition of our LLC interest for income tax purposes, although we would not be expected to report a gain in earnings for financial reporting purposes at the time our LLC interest is redeemed. However, because of Snake River’s ability to call our $250 million loans from Snake River upon redemption of our interest in the LLC, the net cash proceeds (after repayment of the debt) generated by the redemption of our interest in the LLC could be less than the income taxes that we would be required to pay as a result of the disposition.

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2013 Annual Report.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2013 Annual Report (other than the prepayment Kronos’ of note payable with Contran, as discussed above), and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 17 to our 2013 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

•	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;
•	certain environmental remediation matters involving NL, Tremont, BMI, LandWell and Valhi;
•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
•	certain other litigation to which we are a party.

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

Recent Accounting Pronouncements

None

Critical Accounting Policies

There have been no changes in the first three months of 2014 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2013 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2013 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2013 Annual Report. See also Note 17 to our Condensed Consolidated Financial Statements.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, our assets and liabilities, results of operations and cash flows will fluctuate based upon changes in currency exchange rates.

We periodically use currency forward contracts to manage a nominal portion of currency exchange rate market risk associated with trade receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder’s functional currency. These contracts generally relate to our Chemicals Segment’s operations. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Some of the currency forward contracts we enter into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. For the currency forward contracts we enter into which do not meet the criteria for hedge accounting, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chairman of the Board, President and Chief Executive Officer, and Bobby D. O’Brien, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

As permitted by the SEC, our assessment of internal control over financial reporting at March 31, 2014 excludes (i) internal control over financial reporting of our equity method investees, (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X and (iii) internal control over financial reporting as it relates to our newly-consolidated subsidiaries BMI and Landwell (as discussed in Note 3 to our Condensed Consolidated Financial Statements, which represented approximately 8% of our total assets at March 31, 2014). However, our assessment of internal control over financial reporting with respect to our equity method investees did include controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control Over Financial Reporting –

During the first quarter of 2014, CompX implemented a new enterprise resource planning system covering its financial, production and logistics processes. We believe we have maintained appropriate internal control over financial reporting during the implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below and in Note 16 to our Condensed Consolidated Financial Statements, please refer to Note 17 to our Consolidated Financial Statements included in our 2013 Annual Report.

County of Santa Clara v. Atlantic Richfield Company, et al (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657).  In March 2014, NL’s motion for a new trial was denied and we and the two other defendants, The Sherwin Williams Company and ConAgra, as well as the plaintiffs, filed notices of appeal.

Lewis, et al v. Lead Industries Association, et al (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  In March 2014, plaintiffs filed a new class certification motion.

Circuit Court Cases in Milwaukee County, Wisconsin.  In March 2014, the court in Clark denied our motion to dismiss the case based on the new 2013 Wisconsin statute.  In April 2014, NL, along with the other defendants, filed a petition requesting appellate review.

Unilateral Administrative Order (UAO) for Remedial Design at the Gowanus Canal Superfund Site, Brooklyn, New York.  In March 2014, EPA issued a UAO to NL and approximately 27 other PRPs for performance of the Remedial Design at the Gowanus Canal Superfund Site (the “Site”).  EPA contends that NL is liable as the alleged successor to the Doehler Die Casting Company (“Doehler”), and therefore responsible for any potential contamination at the Site resulting from Doehler’s ownership/operation of a warehouse and a die casting plant it owned 90 years ago. NL believes that it has no liability at the Site.  NL is currently in discussions with EPA regarding a de minimis settlement and is otherwise taking actions necessary to respond to the UAO. If these discussions are unsuccessful, NL will continue to deny liability and will defend vigorously against all of the claims.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2013 Annual report. There have been no material changes to such risk factors during the first three months of 2014.

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

VALHI, INC.
(Registrant)
Date	May 9, 2014	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Executive Vice President and Chief Financial Officer)

Date	May 9, 2014	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President and Controller, Principal Accounting Officer)