Form 10-Q
period 2014-06-30
VALHI INC /DE/
filed 2014-08-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

Number of shares of the Registrant’s common stock outstanding on August 1, 2014: 339,132,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2013	June 30, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142.8	$255.1
Restricted cash equivalents	10.4	14.8
Marketable securities	3.8	3.6
Accounts and other receivables, net	303.3	372.1
Land held for development	14.3	15.4
Inventories, net	430.6	415.2
Other current assets	20.8	16.2
Deferred income taxes	23.0	15.9
Total current assets	949.0	1,108.3
Other assets:
Marketable securities	253.3	255.4
Investment in affiliates	102.3	88.6
Goodwill	379.7	379.7
Deferred income taxes	149.2	142.7
Other noncurrent assets	337.3	287.5
Total other assets	1,221.8	1,153.9
Property and equipment:
Land	51.5	53.5
Buildings	285.1	285.0
Equipment	1,194.8	1,225.3
Treatment, storage and disposal facility	158.9	159.1
Mining properties	66.5	62.3
Construction in progress	54.2	36.7
	1,811.0	1,821.9
Less accumulated depreciation	1,014.6	1,029.9
Net property and equipment	796.4	792.0
Total assets	$2,967.2	$3,054.2

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2013	June 30, 2014
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10.7	$12.6
Accounts payable and accrued liabilities	372.9	368.8
Income taxes	8.9	.2
Deferred income taxes	2.2	2.2
Total current liabilities	394.7	383.8
Noncurrent liabilities:
Long-term debt	741.8	917.3
Deferred income taxes	431.1	411.8
Accrued pension costs	169.3	160.2
Accrued environmental remediation and related costs	113.6	110.3
Accrued postretirement benefits costs	13.7	13.4
Other liabilities	110.2	97.0
Total noncurrent liabilities	1,579.7	1,710.0
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	27.6	4.2
Accumulated deficit	(39.6)	(23.3)
Accumulated other comprehensive loss	(8.0)	(11.7)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	601.3	590.5

Noncontrolling interest in subsidiaries	391.5	369.9
Total equity	992.8	960.4
Total liabilities and equity	$2,967.2	$3,054.2

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(unaudited)
Revenues and other income:
Net sales	$516.0	$491.7	$1,015.2	$954.1
Other income, net	4.3	10.2	13.1	15.3
Total revenues and other income	520.3	501.9	1,028.3	969.4
Costs and expenses:
Cost of sales	498.8	387.5	985.1	764.1
Selling, general and administrative	82.7	74.6	152.4	143.4
Loss on prepayment of debt	—	—	6.6	—
Interest	14.7	14.6	30.1	28.3
Total costs and expenses	596.2	476.7	1,174.2	935.8
Income (loss) before income taxes	(75.9)	25.2	(145.9)	33.6
Income tax expense (benefit)	(27.3)	1.5	(49.1)	5.3
Net income (loss)	(48.6)	23.7	(96.8)	28.3
Noncontrolling interest in net income (loss) of subsidiaries	(8.9)	8.2	(17.3)	12.0
Net income (loss) attributable to Valhi stockholders	$(39.7)	$15.5	$(79.5)	$16.3
Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.12)	$.05	$(.23)	$.05
Cash dividends per share	$.05	$.02	$.10	$.07
Basic and diluted weighted average shares outstanding	342.0	342.0	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended June 30		Six months ended June 30,
	2013	2014	2013	2014
	(unaudited)
Net income (loss)	$(48.6)	$23.7	$(96.8)	$28.3
Other comprehensive income (loss), net of tax:
Currency translation	6.0	(4.5)	(22.1)	(7.2)
Marketable securities	(4.4)	(4.3)	2.0	(21.4)
Defined benefit pension plans	2.7	2.0	5.4	4.1
Other postretirement benefit plans	(.4)	(.3)	(.6)	(.7)
Total other comprehensive income (loss), net	3.9	(7.1)	(15.3)	(25.2)
Comprehensive income (loss)	(44.7)	16.6	(112.1)	3.1
Comprehensive income (loss) attributable to noncontrolling interest	(11.2)	3.1	(19.1)	(9.5)
Comprehensive income (loss) attributable to Valhi stockholders	$(33.5)	$13.5	$(93.0)	$12.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(96.8)	$28.3
Depreciation and amortization	37.0	39.2
Loss on prepayment of debt	6.6	—
Benefit plan expense less than cash funding requirements:
Defined benefit pension expense	—	(.8)
Other postretirement benefit expense	(.8)	(1.2)
Deferred income taxes	(62.6)	(7.4)
Distributions from Ti02 manufacturing joint venture, net	14.7	13.7
Other, net	7.1	1.7
Change in assets and liabilities:
Accounts and other receivables, net	(96.7)	(88.7)
Land held for development, net	—	(3.4)
Inventories, net	175.4	12.3
Accounts payable and accrued liabilities	(2.4)	3.3
Accounts with affiliates	(5.3)	6.8
Income taxes	(4.5)	(4.7)
Other, net	11.7	4.2
Net cash provided by (used in) operating activities	(16.6)	3.3
Cash flows from investing activities:
Capital expenditures	(36.6)	(35.2)
Capitalized permit costs	(.5)	(.1)
Purchases of marketable securities	(4.5)	(8.1)
Proceeds from:
Disposal of marketable securities	6.5	6.3
Disposal of assets held for sale	1.6	—
Collection of note receivable	3.0	—
Change in restricted cash equivalents, net	.2	17.2
Other, net	(.3)	—
Net cash used in investing activities	(30.6)	(19.9)
Cash flows from financing activities:
Indebtedness:
Borrowings	258.0	480.2
Principal payments	(353.6)	(309.2)
Deferred financing costs paid	—	(6.1)
Valhi cash dividends paid	(33.9)	(23.7)
Distributions to noncontrolling interest in subsidiaries	(9.2)	(12.0)
Other, net	.1	—
Net cash provided by (used in) financing activities	(138.6)	129.2
Cash and cash equivalents – net change from:
Operating, investing and financing activities	(185.8)	112.6
Effect of exchange rate on cash	(1.2)	(.3)
Cash and cash equivalents at beginning of period	366.9	142.8
Cash and cash equivalents at end of period	$179.9	$255.1
Supplemental disclosures:
Cash paid (received) for:
Interest, net of capitalized interest	$29.2	$25.9
Income taxes, net	16.6	27.0
Noncash investing activities:
Accrual for capital expenditures	1.1	3.3
Accrual for capital lease additions	—	6.1
Noncash financing activities:
Accrued construction retainage payable converted to note payable	2.8	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2014

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2013	$667.3	$3.6	$27.6	$(39.6)	$(8.0)	$(49.6)	$391.5	$992.8
Net income	—	—	—	16.3	—	—	12.0	28.3
Other comprehensive loss, net	—	—	—	—	(3.7)	—	(21.5)	(25.2)
Cash dividends	—	—	(23.7)	—	—	—	(12.0)	(35.7)
Other, net	—	—	.3	—	—	—	(.1)	.2
Balance at June 30, 2014	$667.3	$3.6	$4.2	$(23.3)	$(11.7)	$(49.6)	$369.9	$960.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 94% of our outstanding common stock at June 30, 2014. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management.  Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on March 17, 2014 (the “2013 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2014 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

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

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at June 30, 2014
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(unaudited)
	(In millions)
Net sales:
Chemicals	$481.1	$443.5	$944.7	$863.6
Component products	24.0	26.8	45.5	52.6
Waste management	10.9	11.9	25.0	18.9
Real estate management and development	—	9.5	—	19.0
Total net sales	$516.0	$491.7	$1,015.2	$954.1
Cost of sales:
Chemicals	$472.1	$350.3	$932.4	$690.5
Component products	16.4	18.3	31.9	36.3
Waste management	10.3	11.9	20.8	22.6
Real estate management and development	—	7.0	—	14.7
Total cost of sales	$498.8	$387.5	$985.1	$764.1
Gross margin:
Chemicals	$9.0	$93.2	$12.3	$173.1
Component products	7.6	8.5	13.6	16.3
Waste management	.6	—	4.2	(3.7)
Real estate management and development	—	2.5	—	4.3
Total gross margin	$17.2	$104.2	$30.1	$190.0
Operating income (loss):
Chemicals	$(45.3)	$46.3	$(90.4)	$73.9
Component products	2.9	3.9	4.4	7.2
Waste management	(4.4)	(5.0)	(6.0)	(13.5)
Real estate management and development	—	1.5	—	1.9
Total operating income (loss)	(46.8)	46.7	(92.0)	69.5
Equity in earnings of investees	(.5)	—	(.8)	—
General corporate items:
Securities earnings	6.7	6.6	13.3	13.4
Insurance recoveries	1.0	.4	1.6	1.2
Loss on prepayment of debt	—	—	(6.6)	—
General expenses, net	(21.6)	(13.9)	(31.3)	(22.2)
Interest expense	(14.7)	(14.6)	(30.1)	(28.3)
Income (loss) before income taxes	$(75.9)	$25.2	$(145.9)	$33.6

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

As a result, in December 2013 we completed the acquisition of the 31% ownership interest in BMI and the 15% ownership interest in LandWell held by NERT.  We completed this acquisition because it allowed us to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership interest of LandWell to 27%, which also resulted in our control of 77% of LandWell (given BMI’s 50% ownership interest in LandWell, our controlling ownership interest of BMI and our 27% direct ownership interest of LandWell). The other owners did not exercise their first refusal or participation rights and accordingly did not participate in the acquisition of the additional interest of the BMI and LandWell interests.   As part of this transaction with NERT, we also acquired one parcel of real property located in Henderson, and acquired an option to purchase four additional parcels of real property located in Henderson, at our option, without the payment of additional consideration to NERT.  These five additional parcels, which NERT had also acquired as part of Tronox’s plan of reorganization, are not part of the land currently being developed by LandWell but are located in or are adjacent to the industrial park.  The aggregate fair value of the total consideration we gave for the acquisition of BMI and LandWell interest, the parcel of real property acquired and the option to acquire the four other parcels was $32.6 million consisting of $5.3 million in cash, a $19.1 million promissory note secured by the real property acquired, and a $11.1 million deferred payment obligation (which was discounted to present value of $8.2 million, as discussed below).  The acquisition of the BMI and LandWell interests, the parcel of real property and the option for the four additional parcels is accounted for as a business combination under GAAP.  The application of the purchase method of accounting for business combinations requires us to use significant estimates and assumptions in the determination of the estimated fair value of assets acquired and liabilities assumed; it also requires us to remeasure our existing ownership interest in BMI and LandWell to their estimated fair value. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions we believe are reasonable, and when appropriate, includes assistance from independent third-party valuation firms.

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

In January 2014, we engaged an independent third-party valuation firm to assist us with the overall fair value determination for a portion of the assets acquired for financial reporting purposes in accordance with Accounting Standards Codification (“ASC”) 805.  The third-party valuation firm assisted us in the valuation of the land held for development we acquired, substantially all of the property, plant and equipment acquired and a portion of the other noncurrent assets acquired. The land held for development we acquired consisted of approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use.  In estimating the value of the land held for development we acquired, the valuation firm used a sales comparison (or market) approach, in which the value of each parcel acquired was estimated by comparing it to similar properties that had recently been sold or were currently being marketed for sale. The firm consulted local brokers, appraisers and databases for recent sales of comparable property within the Henderson, Nevada area.  The available market data was then investigated, analyzed and compared to each parcel.  The material factors considered by the valuation firm when investigating, analyzing and comparing the recent sales include characteristics of such other sales (e.g., type of property rights conveyed, non-market oriented financing (if any), any atypical conditions of the sale) and the physical characteristics of the property underlying such sales (e.g., location, topography, configuration, exposure/frontage, condition, zoning).  As applicable, the valuation firm made appropriate adjustments to such factors for any dissimilar characteristics between such other sales and LandWell’s land held for development.  In addition, we (as well as management of BMI and LandWell) reviewed the fair value amounts we received from such valuation firm to determine that such fair values were reasonable and consistent with our knowledge and experience with the local market, including the consideration of certain acreage in the residential/ planned community that was under contract with homebuilders in December 2013 or in the final stages of negotiation with homebuilders in December 2013 and subsequently became under contract in early 2014.

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

Based on our preliminary analysis of the provisional amounts of the transaction at December 31, 2013 we recognized the following:

Amount
(In millions)
Consideration:
Cash	$5.3
Promissory note payable	19.1
Deferred payment obligation ($11.1 million face value)	8.2
Total fair value of consideration	32.6
Fair value of existing equity interest in BMI and LandWell	43.4
Bargain purchase gain recognized	28.0
Preliminary total	$104.0
Preliminary allocation of purchase price to identifiable assets acquired and liabilities assumed:
Cash	$27.4
Land held for development:
Current	14.3
Noncurrent	158.1
Other current assets	9.4
Property, plant and equipment	29.0
Other noncurrent assets	8.5
Long-term debt	(14.3)
Other liabilities	(66.9)
Total net identifiable assets	165.5
Noncontrolling interest in BMI and LandWell	(61.5)
Preliminary total	$104.0

The pro forma effect on our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013, assuming the acquisition of BMI and LandWell had occurred at the beginning of such period, is not material.

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized gains, net
	(In millions)
December 31, 2013:
Current assets	$3.8	$3.8	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	3.3	3.3	—
Total	$253.3	$253.3	$—
June 30, 2014:
Current assets	$3.6	$3.6	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.4	5.3	.1
Total	$255.4	$255.3	$.1

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

Note 5—Accounts and other receivables, net:

	December 31, 2013	June 30, 2014
	(In millions)
Trade accounts receivable:
Kronos	$226.1	$302.1
CompX	8.7	12.5
WCS	7.2	10.6
BMI and LandWell	—	1.1
VAT and other receivables	32.7	35.0
Refundable income taxes	15.2	11.3
Receivable from affiliates:
LPC – trade items	14.2	—
Other	.5	.9
Allowance for doubtful accounts	(1.3)	(1.4)
Total	$303.3	$372.1

Note 6—Inventories, net:

	December 31, 2013	June 30, 2014
	(In millions)
Raw materials:
Chemicals	$66.6	$64.3
Component products	3.6	3.2
Total raw materials	70.2	67.5
Work in process:
Chemicals	18.0	30.0
Component products	6.7	10.0
Total in-process products	24.7	40.0
Finished products:
Chemicals	263.3	235.7
Component products	3.0	2.7
Total finished products	266.3	238.4
Supplies (Chemicals)	69.4	69.3
Total	$430.6	$415.2

Note 7—Investment in affiliates and other assets:

	December 31, 2013	June 30, 2014
	(In millions)
Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$102.3	$88.6
Other assets:
Land held for development	$158.1	$160.4
Waste disposal site operating permits, net	59.5	56.3
Restricted cash	33.3	11.0
Deferred financing costs	2.6	7.9
IBNR receivables	6.9	7.0
Capital lease deposit	6.2	6.2
Intangible assets	5.2	5.1
Pension asset	.6	1.0
Other	64.9	32.6
Total	$337.3	$287.5

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

A portion of our restricted cash relates to our Waste Management Segment, as discussed in Notes 7 and 17 to our 2013 Annual Report.  In April 2014, $18.0 million of such restricted cash was released to WCS, see Note 16.  A portion of our restricted cash also relates to Kronos, see Note 10.

Note 8—Accounts payable and accrued liabilities:

	December 31, 2013	June 30, 2014
	(In millions)
Accounts payable	$133.2	$149.0
Payable to affiliates:
Contran – income taxes, net	4.3	.4
Contran – trade items	26.1	26.1
LPC – trade items	21.1	16.9
Deferred income	36.9	44.0
Employee benefits	36.1	34.6
Accrued litigation settlement	35.0	15.0
Accrued sales discounts and rebates	16.7	13.4
Environmental remediation and related costs	9.1	16.5
Reserve for uncertain tax positions	3.1	—
Other	51.3	52.9
Total	$372.9	$368.8

The accrued litigation settlement relates to Kronos, please see Note 17 of our 2013 Annual Report.

Note 9—Other noncurrent liabilities:

	December 31, 2013	June 30, 2014
	(In millions)
Reserve for uncertain tax positions	$49.8	$35.8
Asset retirement obligations	25.6	26.6
Employee benefits	12.2	11.9
Insurance claims and expenses	9.5	9.8
Deferred payment obligation	8.2	8.4
Deferred income	1.3	1.0
Other	3.6	3.5
Total	$110.2	$97.0

Note 10—Long-term debt:

	December 31, 2013	June 30, 2014
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	206.5	215.0
Total Valhi debt	456.5	465.0
Subsidiary debt:
Kronos:
Term loan	—	347.5
Note payable to Contran	170.0	—
Revolving North American credit facility	11.1	—
WCS:
Financing capital lease	68.6	68.0
6% promissory notes	2.4	2.4
Tremont:
Promissory note payable	19.1	17.4
BMI:
Bank note payable	11.2	10.8
LandWell:
Note payable to the City of Henderson	3.1	3.1
Other	10.5	15.7
Total subsidiary debt	296.0	464.9
Total debt	752.5	929.9
Less current maturities	10.7	12.6
Total long-term debt	$741.8	$917.3

Valhi – Contran credit facility – During the first six months of 2014, we had net borrowings of $8.5 million under our Contran credit facility. The average interest rate on the existing balance as of and for the six months ended June 30, 2014 was 4.25%. At June 30, 2014, $60 million was available for borrowing under this facility.

Kronos – Term loan – In February 2014, Kronos entered into a new $350 million term loan.  The term loan was issued at 99.5% of the principal amount, or an aggregate of $348.25 million. Kronos used $170 million of the net proceeds of the new term loan to prepay the outstanding principal balance of its note payable to Contran (along with accrued and unpaid interest through the prepayment date), and such note payable was cancelled.    The remaining  net proceeds of the term loan are available for Kronos’ general corporate purposes.  The new term loan:

•	bears interest, at Kronos’ option, at LIBOR (with LIBOR no less than 1.0%) plus 3.75%, or the base rate, as defined in the agreement, plus 2.75%;
•

requires quarterly principal repayments of $875,000 which commenced in June 2014, other mandatory principal repayments of formula-determined amounts under specified conditions with all remaining principal balance due in February 2020.  Voluntary principal prepayments are permitted at any time, provided that a call premium of 1% of the principal amount of such prepayment applies to any voluntary prepayment made on or before February 2015 (there is no prepayment penalty applicable to any voluntary prepayment after February 2015);

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

•	is also collateralized by a second priority lien on all of the U.S. assets which collateralize Kronos' North American revolving facility;
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

The average interest rate on the term loan borrowings as of and for the period of issuance to June 30, 2014 was 4.75%.  The carrying value of the term loan at June 30, 2014 includes unamortized original issue discount of $1.6 million.

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

Note payable to Contran – As discussed above, in February 2013 Kronos entered into a promissory note with Contran. This loan from Contran contained terms and conditions similar to the terms and conditions of the prior $400 million term loan, except that the loan from Contran was unsecured and contained no ongoing financial maintenance covenant. The independent members of Kronos’ board of directors approved the terms and conditions of the loan from Contran.  As discussed above, in February 2014 Kronos used $170 million of the proceeds from its new term loan and prepaid the remaining balance owed to Contran under this note payable (without penalty), and the note payable to Contran was cancelled.  The average interest rate on these borrowings for the year-to-date period ended February 18, 2014 (the payoff date) was 7.375%.

Revolving European credit facility – During the first six months of 2014, Kronos had no borrowings or repayments under its European credit facility.  There were no outstanding borrowings under this facility at June 30, 2014.  Kronos’ European credit facility requires the maintenance of certain financial ratios.  At September 30, 2013, and based on the earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers, Kronos would not have met the financial covenant test if the borrowers had any net debt outstanding.  In December 2013, the lenders under Kronos’ European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but its ability to borrow any amounts under the facility was subject to the requirement that the borrowers maintain a specified level of EBITDA.  Through June 30, 2014 Kronos was in compliance with the minimum EBITDA set forth in the waiver.  The waiver will cease once Kronos provides its compliance certificate for June 30, 2014 showing Kronos was in compliance with the waiver, at which point Kronos will again be subject to the financial covenant (Net Debt/EBITDA) requirement contained in the facility.  Based upon the borrowers’ last twelve months EBITDA as of June 30, 2014 (and the financial covenant requirement contained in the facility), Kronos’ borrowing availability at June 30, 2014 is approximately 50% of the credit facility, or €60 million ($81.8 million).

Revolving North American credit facility – During the first six months of 2014, Kronos borrowed $81.0 million and repaid $92.1 million under its North American revolving credit facility. The average interest rate on outstanding borrowings for the year-to-date period ended February 18, 2014 when the outstanding balances was repaid was 3.75%. At June 30, 2014 Kronos had approximately $83 million available for borrowing under this revolving facility.

Canada – At June 30, 2014, an aggregate of Cdn. $.3 million letters of credit were outstanding under Kronos’ Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit. During the second quarter of 2014, letters of credit aggregating Cdn. $7.6 million, issued in connection with the appeal of a Canadian income tax assessment, were cancelled (see Note 13) and an equivalent amount of restricted cash deposits at the Bank of Montreal collateralizing such letters of credit, classified as noncurrent restricted cash, were released (see Note 7).

At June 30, 2014, an aggregate Cdn. $1.8 million (USD $1.6 million) was outstanding under its Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada. Borrowings under the agreement are non-interest bearing.

Tremont – Promissory note payable – In January 2014, and following Tremont’s receipt of a dividend distribution from BMI and LandWell, Tremont prepaid (without penalty) $1.7 million principal amount on the note as required under the terms of the note agreement, see Note 3.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2014.

Note 11—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Service cost	$3.2	$2.5	$6.5	$5.1
Interest cost	5.8	6.4	11.9	12.7
Expected return on plan assets	(5.9)	(6.3)	(12.0)	(12.5)
Amortization of unrecognized:
Prior service cost	.4	.2	.8	.4
Net transition obligations	.1	—	.2	—
Recognized actuarial losses	3.4	2.8	6.8	5.6
Total	$7.0	$5.6	$14.2	$11.3

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Service cost	$.1	$.1	$.2	$.1
Interest cost	.1	.1	.3	.3
Amortization of prior service credit	(.4)	(.6)	(.9)	(1.1)
Recognized actuarial gains	—	(.1)	—	(.1)
Total	$(.2)	$(.5)	$(.4)	$(.8)

Contributions – We expect to contribute the equivalent of $27.4 million and $1.5 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2014.

Note 12—Other income, net:

	Six months ended June 30,
	2013	2014
	(In millions)
Securities earnings:
Dividends and interest	$13.1	$13.3
Securities transactions, net	.2	.1
Total	13.3	13.4
Equity in earnings of investees	(.8)	—
Currency transactions, net	(1.2)	(.1)
Insurance recoveries	1.6	1.2
Other, net	.2	.8
Total	$13.1	$15.3

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

Equity in earnings of investees in 2013 primarily related to our investment in BMI and LandWell, see Note 3.

Note 13—Income taxes:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(26.5)	$8.9	$(51.0)	$11.8
Incremental benefit on earnings of non-U.S. and non-tax group companies	(3.3)	(1.1)	(4.7)	(1.2)
Non-U.S. tax rates	2.9	(1.0)	2.5	(1.7)
Adjustment to the reserve for uncertain tax positions, net	(.3)	(5.9)	1.7	(5.6)
Nondeductible expenses	.1	.9	2.6	1.2
U.S. state income taxes and other, net	(.2)	(.3)	(.2)	.8
Income tax expense (benefit)	$(27.3)	$1.5	$(49.1)	$5.3

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(27.3)	$1.5	$(49.1)	$5.3
Other comprehensive income (loss):
Marketable securities	(2.4)	(2.4)	1.2	(11.2)
Currency translation	2.5	(.9)	(1.3)	(1.6)
Pension plans	1.2	.9	2.4	1.9
OPEB plans	(.1)	(.2)	(.3)	(.4)
Total	$(26.1)	$(1.1)	$(47.1)	$(6.0)

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits may change by $8.8 million during the next twelve months related to certain adjustments to our prior year returns and the expiration of certain statutes of limitations.

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. We objected to the re-assessments and believed the position was without merit. Accordingly, we appealed the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.9 million (see Note 10). In the second quarter of 2014, the Appeals Division of the Canadian Revenue Authority ruled in our favor and reversed in their entirety such notices of re-assessment.  As a result, we recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions in the second quarter of 2014 related to the completion of this Canadian income tax audit.  In addition, related letters of credit aggregating Cdn. $7.6 million have been cancelled (see Note 10), and we anticipate the remaining Cdn. $.3 million will be cancelled by year end.  Also during the second quarter of 2014, we recognized a non-cash income tax benefit of $3.1 million related to the release of a portion of our reserve for uncertain tax positions in conjunction with the completion of an audit of our U.S. income tax return for 2009.

Our provision for income taxes in the first quarter of 2014 includes a $1.0 million provision ($.9 million, net of noncontrolling interest) which is a correction of amounts that should have been recognized in the fourth quarter of 2012, and is not material to any current or prior periods.

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2013	June 30, 2014
	(In millions)
Noncontrolling interest in net assets:
Kronos	$241.9	$241.0
NL	74.5	57.8
CompX	13.6	14.1
BMI	33.7	31.7
LandWell	27.8	25.3
Total	$391.5	$369.9

	Six months ended June 30,
	2013	2014
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$(14.8)	$9.1
NL	(2.8)	1.6
CompX	.3	.6
BMI	—	.3
LandWell	—	.4
Total	$(17.3)	$12.0

We acquired a controlling interest in BMI and LandWell in December 2013.  See Note 3.

Note 15—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive loss attributable to Valhi stockholders for the three months and six months ended June 30, 2013 and 2014 are presented in the table below, net of related deferred income taxes.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of period	$1.9	$2.0	$2.1	$2.8
Other comprehensive income (loss) – unrealized gains (losses) arising during the period	—	.1	(.2)	(.7)
Balance at end of period	$1.9	$2.1	$1.9	$2.1
Currency translation adjustment:
Balance at beginning of period	$31.8	$57.1	$53.3	$59.2
Other comprehensive income (loss)	4.5	(3.5)	(17.0)	(5.6)
Balance at end of period	$36.3	$53.6	$36.3	$53.6
Defined benefit pension plans:
Balance at beginning of period	$(99.4)	$(74.9)	$(101.5)	$(76.5)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	2.1	1.6	4.2	3.2
Balance at end of period	$(97.3)	$(73.3)	$(97.3)	$(73.3)
OPEB plans:
Balance at beginning of period	$3.8	$6.2	$4.1	$6.5
Other comprehensive loss – amortization of prior service credit	(.2)	(.3)	(.5)	(.6)
Balance at end of period	$3.6	$5.9	$3.6	$5.9
Total accumulated other comprehensive loss:
Balance at beginning of period	$(61.9)	$(9.6)	$(42.0)	$(8.0)
Other comprehensive income (loss)	6.4	(2.1)	(13.5)	(3.7)
Balance at end of period	$(55.5)	$(11.7)	$(55.5)	$(11.7)

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

NL believes that these actions are without merit, and NL intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL does not believe it is probable that it has incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

NL has never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

•	no final, non-appealable adverse verdicts have ever been entered against NL, and
•

NL has never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a twenty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

Accordingly, neither we nor NL have accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

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

The Santa Clara case is unusual in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against NL (the first adverse verdict against NL was ultimately overturned on appeal). We have concluded that the likelihood of a loss in this case has not reached a standard of “probable” as contemplated by ASC 450, given (i) the substantive, substantial and meritorious grounds on which the adverse verdict in the Santa Clara case will be appealed, (ii) the uniqueness of the Santa Clara verdict (i.e. no final, non-appealable verdicts have ever been rendered against NL, or any of the other former lead pigment manufacturers, based on the public nuisance theory of liability or otherwise), and (iii) the rejection of the public nuisance theory of liability as it relates to lead pigment matters in many other jurisdictions (no jurisdiction in which a plaintiff has asserted a public nuisance theory of liability has ever successfully been upheld).  In addition, liability that may result, if any, cannot be reasonably estimated, as NL continues to have no basis on which an estimate of liability could be made, as discussed above. However, as with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process, that NL may in the future incur some liability resulting in the recognition of a loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2013 and June 30, 2014, receivables for recoveries were not significant.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2014 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the period	$122.7
Additions charged to expense, net	6.1
Payments, net	(2.0)
Balance at the end of period	$126.8
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$16.5
Noncurrent liabilities	110.3
Total	$126.8

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2014, NL had accrued approximately $118 million related to approximately 45 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $158 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2014, there were approximately 5 sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to NL for any of these sites which would allow NL to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $8.6 million at June 30, 2014 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

In May 2012, the same District Court subsequently held that TCEQ erred in denying the Sierra Club’s request for an administrative contested case hearing regarding the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate.  Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order with respect to the low-level radioactive waste disposal license. Because of the appeal, the District Court’s order was suspended.  WCS’ low-level radioactive waste disposal license remains in effect pending resolution of the appeal.  On April 18, 2014, the Third District of the Texas Court of Appeals in Austin reversed the District Court’s ruling and rendered judgment in favor of TCEQ and WCS.  On May 5, 2014 the Sierra Club filed a motion for a rehearing in the Third District of the Texas Court of Appeals that requests the court change its April 18, 2014, judgment and opinion.  The deadline for the Sierra Club to petition for discretionary relief from the Texas Supreme Court has not yet passed.

On the same day that WCS filed its appeal with regard to the District Court’s order with respect to its low-level radioactive waste disposal license, the Sierra Club filed another lawsuit in the same Texas District Court, challenging a routine TCEQ action relating to administration of the low-level radioactive waste disposal license.  On March 7, 2014, the Third District of the Texas Court of Appeals in Austin ruled that the courts do not have jurisdiction over Sierra Club’s lawsuit challenging the routine TCEQ action. The Court of Appeals dismissed Sierra Club’s lawsuit. The deadline for the Sierra Club to petition for discretionary relief from the Texas Supreme Court passed in July 2014.  This ruling in favor of WCS is now final.

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

Financial assurance associated with Waste Management Segment

As discussed in Note 17 to our 2013 Annual Report, our Waste Management Segment is required to provide certain financial assurances to the Texas government agency with respect to the decommissioning obligations related to its facility in West Texas.  A portion of the financial assurance with respect to its low-level radioactive waste disposal facility is in the form of a surety bond. At December 31, 2013, the value of such bond was $32.2 million.  As part of such surety bond, WCS is required to make quarterly cash payments into a collateral trust of 2.5% of the total value of the bond, which quarterly payments commenced in the fourth quarter of 2011 and have aggregated $8.4 million at June 30, 2014 (including a one-time $2.0 million payment made in April 2014, as discussed below).  As additional surety for the low-level radioactive waste disposal facility, WCS has also been required to make cash payments into another collateral trust annually in November of each of 2012 through 2016, and such payments aggregated $18.0 million at March 31, 2014.  In April 2014, WCS obtained an increase in the surety bond from $32.2 million to $85.3 million, and in return the Texas government agency agreed to the release of the $18.0 million which WCS had previously paid into the second collateral trust.  WCS received such $18.0 million in April 2014.  As part of the increase in the surety bond from $32.2 million to $85.3 million, in April 2014, WCS paid an aggregate of $2.0 million into the first collateral trust.  Similar to the $32.2 million surety bond, WCS is still required to make quarterly cash payments into the first collateral trust, but at a rate sufficient such that the aggregate amount of such payments funded into the collateral trust would equal 50% of the total value of the new bond by April 2021.  Such new quarterly cash payments are equal to approximately $1.3 million and will begin in the third quarter of 2014.  As discussed in Note 16 to our 2013 Annual Report, we, certain of our subsidiaries, Contran and certain subsidiaries of Contran had guaranteed WCS’ obligations under the $32.2 million surety bond, and the same parties have guaranteed WCS’ obligations under the new $85.3 million surety bond.

Note 17—Fair value measurements and financial instruments:

The following table summarizes the valuation of our marketable securities, financial instruments and other items recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2013:
Marketable securities:
Current	$3.8	$2.4	$1.4	$—
Noncurrent	253.3	1.4	1.9	250.0
Currency forward contracts	(1.0)	(1.0)	—	—
June 30, 2014:
Marketable securities:
Current	$3.6	$2.3	$1.3	$—
Noncurrent	255.4	—	5.4	250.0
Currency forward contracts	(.3)	(.3)	—	—

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

At June 30, 2014, our Chemicals Segment had currency forward contracts to exchange:

•

an aggregate of $18.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.06 per U.S. dollar; these contracts with Wells Fargo Bank, N.A. mature from July 2014 through December 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option; and

•

an aggregate €10.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.35 to kroner 8.38 per euro; these contracts with DnB Nor Bank ASA mature at a rate ranging of €5.0 million per month in certain months from September 2014 through December 2014.

The estimated fair value of our currency forward contracts at June 30, 2014 was a net liability of $.3 million, which is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. We have also recognized a corresponding $.3 million currency transaction loss in our Condensed Consolidated Statement of Operations. Our Chemicals Segment is not currently using hedge accounting for its outstanding currency forward contracts at June 30, 2014, and it did not use hedge accounting for any of such contracts previously held in 2013.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2013		June 30,2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$186.8	$186.8	$280.9	$280.9
Deferred payment obligation	8.2	8.2	8.4	8.4
Long-term debt (excluding capitalized leases):
Kronos term loan	$—	$—	$347.5	$351.7
Kronos note payable to Contran	170.0	170.0	—	—
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	72.4	72.4	71.6	71.6
Valhi credit facility with Contran	206.5	206.5	215.0	215.0
Kronos variable rate bank credit facilities	11.1	11.1	—	—
Tremont promissory note payable	19.1	19.1	17.4	17.4
BMI bank note payable	11.2	11.2	10.8	10.8
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

Noncontrolling interest in:
Kronos common stock	$241.9	$431.6	$241.0	$355.1
NL common stock	74.5	92.6	57.8	77.0
CompX common stock	13.6	23.1	14.1	17.2
Valhi stockholders’ equity	$601.3	$5,916.7	$590.5	$2,177.2

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. At June 30, 2014, the estimated market price of Kronos’ term loan was $1,007.5 per $1,000 principal amount.   The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input).

Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 5 and 8.

Note 18—Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU’) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning with in the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the Standard.

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

•

Real Estate Management and Development – We operate in real estate management and development though our majority control of BMI and LandWell.  BMI provides utility services to certain industrial and municipal customers and owns real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada.    In December 2013, we acquired a controlling interest in each of these companies, and they are included in our results of operations and cash flows beginning on January 1, 2014.  See Note 3 to our Condensed Consolidated Financial Statements.

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products;
•	The extent of the dependence of certain of our businesses on certain market sectors;
•	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
•	Customer and producer inventory levels;
•	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
•

Changes in raw material and other operating costs (such as energy, ore, zinc, brass and steel costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw materials (such as ore);

•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Competitive products and prices and substitute products, including increased competition from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	Potential difficulties in integrating future acquisitions;
•	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems;
•	Potential consolidation of our competitors;
•	Potential consolidation of our customers;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	The ability of our subsidiaries to pay us dividends;
•	The impact of current or future government regulations (including employee healthcare benefit related regulations);
•	Uncertainties associated with new product development and the development of new product features;
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar) or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro;

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks);
•	Decisions to sell operating assets other than in the ordinary course of business;
•	The timing and amounts of insurance recoveries;
•	Our ability to renew, amend, refinance or establish credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
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

•	The ultimate resolution of pending litigation (such as NL’s lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);
•	Our ability to comply with covenants contained in our revolving bank credit facilities;
•	Our ability to complete and comply with the conditions of our licenses and permits;
•	Our ability to successfully defend against any currently-pending or possible future challenge to WCS’ operating licenses and permits;
•	Unexpected delays in the operational start-up of shipping containers procured by WCS;

•	Changes in real estate values and construction costs in Henderson, Nevada; and
•	Possible future litigation.

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

Operations Overview

Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013 —

Net income attributable to Valhi stockholders was $15.5 million, or $.05 per diluted share, in the second quarter of 2014 compared to a net loss attributable to Valhi stockholders of $39.7 million, or $.12 per diluted share, in the second quarter of 2013. As more fully discussed below, our diluted income per share increased from 2013 to 2014 primarily due to the net effects of:

•	operating income from our Chemicals Segment in 2014 compared to an operating loss in 2013;
•	lower environmental and related expenses in 2014; and
•	inclusion of operating income from our Real Estate Management and Development Segment beginning January 1, 2014.

Our net income attributable to Valhi stockholders in the second quarter of 2014 includes an aggregate non-cash income tax benefit of $.01 per diluted share related to a net reduction in our reserve for uncertain tax positions.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 —

Net income attributable to Valhi stockholders was $16.3 million, or $.05 per diluted share, in the first six months of 2014 compared to a net loss attributable to Valhi stockholders of $79.5 million, or $.23 per diluted share, in the first six months of 2013. As more fully discussed below, our diluted income per share increased from 2013 to 2014 primarily due to the net effects of:

•	operating income from our Chemicals Segment in 2014 compared to an operating loss in 2013;
•	a loss on the prepayment of debt in the first quarter of 2013;
•	lower environmental and related expenses in 2014;
•	a higher operating loss at our Waste Management segment in 2014; and
•	inclusion of operating income from our Real Estate Management and Development Segment beginning January 1, 2014.

Our net income attributable to Valhi stockholders in 2014 includes an aggregate non-cash income tax benefit of $.01 per diluted share related to a net reduction in our reserve for uncertain tax positions.

Our net loss attributable to Valhi stockholders in 2013 includes an aggregate charge of $.01 per diluted share related to the first quarter voluntary prepayment of $290 million principal amount of Kronos’ term loan.

Current Forecast for 2014 —

We currently expect to report net income attributable to Valhi stockholders for 2014 as compared to a net loss in 2013 primarily due to the net effects of:

•	expected operating income from our Chemicals Segment in 2014 compared to an operating loss in 2013;
•	expected operating income from our Real Estate Management and Development Segment which we acquired in December 2013 and whose results of operations we commenced recognizing in 2014;
•	lower expected general corporate expenses in 2014 due primarily to lower expected environmental and related expenses; and
•	losses on prepayment of debt in 2013.

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

	Three months ended June 30,			Six months ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(Dollars in millions)
Net sales	$481.1	$443.5	(8)%	$944.7	$863.6	(9)%
Cost of sales	472.1	350.3	(26)	932.4	690.5	(26)
Gross margin	$9.0	$93.2	933%	$12.3	$173.1	1,305%
Operating income (loss)	$(45.3)	$46.3	202%	$(90.4)	$73.9	182%
Percent of net sales:
Cost of sales	98%	79%		99%	80%
Gross margin	2	21		1	20
Operating income (loss)	(9)	10		(10)	9
Ti02 operating statistics:
Sales volumes*	144	133	(8)%	276	255	(8)%
Production volumes*	124	134	9	246	254	3
Percent change in net sales:
Ti02 product pricing			(4)%			(5)%
Ti02 sales volumes			(8)			(8)
Ti02 product mix			1			2
Changes in currency exchange rates			3			2
Total			(8)%			(9)%
*	Thousands of metric tons

Current Industry Conditions – As previously discussed, after about a year of decreasing selling prices within the TiO2 industry, our TiO2 selling prices generally stabilized during the second half of 2013.  Our average selling prices at the end of the second quarter of 2014 were 5% lower than at the end of 2013, with most of the decline occurring in the first quarter of 2014, and with lower prices in most major markets, most notably in certain export markets.  As a result, we experienced significantly lower sales to our generally lower-margin export markets in the second quarter and first half of 2014 as compared to the same periods of 2013.  Demand for TiO2 products has generally been stable in 2014 in most European and North American markets.

We operated our production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While our production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at our Canadian production facility that ended in December 2013, our utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  We operated our production facilities at overall average capacity utilization rates of 97% in the second quarter of 2014, up from 90% in the first quarter of 2014.

Our cost of sales per metric ton of TiO2 sold in the first half of 2013 (particularly in the first quarter) was significantly higher than TiO2 sold in the first half of 2014, as a substantial portion of the TiO2 products we sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.  We have seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and continuing into 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.

Net Sales – Our Chemicals Segment’s net sales decreased 8%, or $37.6 million, compared to the second quarter of 2013 primarily due to the effects of an 8% decrease in sales volumes (which decreased net sales by approximately $38 million) and a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $19 million).  Our Chemicals Segment’s net sales decreased 9%, or $81.1 million, compared to the first six months of 2013 primarily due to the effects of an 8% decrease in sales volumes (which decreased net sales by approximately $75 million) and a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $47 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 8% in the second quarter of 2014 as compared to the second quarter of 2013 due to lower sales primarily in certain export markets and European markets.  We estimate that changes in currency exchange rates increased net sales by approximately $13 million as compared to the second quarter of 2013.   Our Chemicals Segment’s sales volumes decreased 8% in the first six months of 2014 as compared to the first six months of 2013 primarily due to lower sales in certain export markets.  We estimate that changes in currency exchange rates increased net sales by approximately $20 million as compared to the first six months of 2013.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 26% in the second quarter of 2014 compared to 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $91 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), an 8% decrease in sales volumes, a 9% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 79% in the second quarter of 2014 compared to 98% in the same period of 2013, primarily due to lower raw material costs discussed above. Our Chemicals Segment’s cost of sales decreased 26% in the first six months of 2014 compared to 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $185 million (primarily caused by the lower third-party feedstock ore costs), an 8% decrease in sales volumes, a 3% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 80% in the first six months of 2014 compared to 99% in the same period of 2013, primarily due to lower raw material costs discussed above.

Gross Margin and Operating Income (Loss) – Our Chemicals Segment’s results increased from an operating loss of $45.3 million in the second quarter of 2013 to operating income of $46.3 million in the second quarter of 2014 and operating income as a percentage of net sales increased to 10% in the second quarter of 2014 from (9) % in the same period of 2013. This increase was driven by the increase in gross margin, which increased to 21% for the second quarter of 2014 compared to 2% for the second quarter of 2013. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, lower selling prices and lower sales volumes.  Additionally, changes in currency exchange rates have positively affected our gross margin and operating income.  We estimate that changes in currency exchange rates increased operating income by approximately $12 million in the second quarter of 2014 as compared to the same period in 2013.

Our Chemicals Segment’s results increased from an operating loss of $90.4 million in the first six months of 2013 to operating income of $73.9 million in the first six months of 2014 and operating income as a percentage of net sales increased to 9% in the first six months of 2014 from (10) % in the same period of 2013. This increase was driven by the increase in gross margin, which increased to 20% for the first six months of 2014 compared to 1% for the first six months of 2013. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, lower selling prices and lower sales volumes.  Additionally, changes in currency exchange rates have positively affected our gross margin and operating income.  We estimate that changes in currency exchange rates increased operating income by approximately $20 million in the first six months of 2014 as compared to the same period in 2013.

  Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.3 million in each of the first six months of 2013 and 2014 which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss) for the periods indicated:

Impact of changes in currency exchange rates

Three months ended June 30, 2014 vs. June 30, 2014

	Transaction gains /(losses) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$13	$13
Operating income	(3)	3	6	6	12

Impact of changes in currency exchange rates

Six months ended June 30, 2014 vs. June 30, 2014

	Transaction gains /(losses) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$20	$20
Operating income	(1)	—	1	19	20

Outlook – During the first half of 2014 we operated our Chemicals Segment’s production facilities at 93% of practical capacity.  This reflects an increased plant utilization rate as compared to the last half of 2013.  While our Chemicals Segments production capacity utilization rates in the second half of 2013 were impacted by the lockout at our Canadian production facility that ended in December 2013, our utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  While we expect our production volumes to be higher in 2014 as compared to 2013, we expect to continue to operate below production capacity in 2014.  The less-than-full production utilization is principally due to the ramp-up of operations at our Canadian facility following the end of the lockout as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and continuing into 2014, and consequently our cost of sales per metric ton of TiO2 sold in the first half of 2014 was significantly lower than our cost of sales per metric ton of TiO2 sold in the first half of 2013.  Given the time lag between when we procure third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in our cost of sales, we expect our cost of sales per metric ton of TiO2 sold in calendar 2014 will be lower than the cost of sales per metric ton of TiO2 sold in calendar 2013, and our cost of sales per metric ton of TiO2 sold in the second half of 2014 will be lower than the cost per metric ton of TiO2 sold in the first half of 2014.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for our products over the past year and generate an acceptable operating margin.  We started 2014 with selling prices 6% lower than as compared to the beginning of 2013, and prices declined by an additional 5% in the first half of 2014.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013 and in certain established markets during the first half of 2014, we continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases during 2014 will depend on market conditions.

Overall, we expect that our Chemicals Segment’s operating income in 2014 will be higher as compared to 2013, as a result of:

•	the favorable effect of lower third-party feedstock ore costs,
•	the favorable effects of anticipated higher production volumes in 2014 (in part from the resumption of production at our Canadian TiO2 production facility), and
•	the litigation settlement charge recognized in third quarter 2013.

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

	Three months ended June 30,			Six months ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(Dollars in millions)
Net sales	$24.0	$26.8	12%	$45.5	$52.6	16%
Cost of sales	16.4	18.3	11	31.9	36.3	14
Gross margin	$7.6	$8.5	13%	$13.6	$16.3	20%
Operating income	$2.9	$3.9	34%	$4.4	$7.2	65%
Percent of net sales:
Cost of sales	68%	68%		70%	69%
Gross margin	32	32		30	31
Operating income	12	15		10	14

Net Sales – Our Component Products Segment’s net sales increased $2.8 million in the second quarter of 2014 and $7.1 million in the first six months of 2014 compared to the respective periods in 2013, led by strong demand within the security products reporting unit, including new products for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of goods sold as a percentage of net sales for the second quarter of 2014 is comparable to the second quarter of 2013 as improved coverage of fixed manufacturing costs over increased production volumes was offset by the impact of higher medical expenses in the second quarter of 2014 of approximately $.4 million.  As a result, gross profit margin was comparable over the same period, while gross profit increased by $.9 million on the higher sales.  Cost of goods sold as a percentage of sales decreased by 1% for the first six months of 2014, primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet the higher demand for our products, partially offset by higher second quarter medical expenses as mentioned above.  As a result, gross profit and related margin increased over the same period.  As a percentage of net sales, operating income increased by approximately 3% for the second quarter of 2014, and increased by approximately 4% for the first six months of 2014.  These increases were primarily impacted by the factors affecting gross margin and operating costs and expenses discussed above.

Outlook – While the robust demand for Component Products Segment’s products experienced in the first half of 2014 does not reflect our expectation for full year sales trends due to seasonal influences and the impact of one-time projects for some of our larger customers, overall demand trends are positive in many of the markets we serve.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  And while we do not attribute current sales levels to improvement in the overall North American economy, we do believe that the markets we serve are benefitting from recent stability in general economic conditions. As in prior periods, we will continue to monitor sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

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

Waste Management –

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Net sales	$10.9	$11.9	$25.0	$18.9
Cost of sales	10.3	11.9	20.8	22.6
Gross margin	$.6	$—	$4.2	$(3.7)
Operating loss	$(4.4)	$(5.0)	$(6.0)	$(13.5)

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

Net Sales and Operating Loss – The Waste Management Segment’s sales increased in the second quarter of 2014 compared to the same period in 2013 due to increased disposal volumes in the second quarter of 2014 compared to the same period of 2013 offset somewhat by a more favorable disposal mix in the second quarter of 2013.   The Waste Management Segment’s sales decreased in the first six months of 2014 compared to the same period in 2013 primarily due to the mix of waste received for disposal in 2014.  While disposal volumes were higher in 2014 as compared to 2013, the average per-unit disposal price was lower in 2014 due to relative changes in the mix of waste disposed as certain of the waste disposed in 2013 had a higher price due to its radioactivity and other characteristics.  Our Waste Management Segment’s operating loss was higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due to our higher volume of lower margin waste for disposal received in 2014 as noted above.  We recognized an operating loss in both periods of 2013 and 2014 because we have not yet achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook – Having obtained the final regulatory license needed to commence full scale operations, and with both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we can now provide “one-stop shopping” for treatment and disposal of hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues sufficient to cover the high fixed costs of operating our disposal facilities. We were awarded a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller volume waste streams. We have regularly received small volumes of waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving large Federal LLRW streams for disposal. In the latter half of 2013 and into the second quarter of 2014 we were limited in the volume of waste we could receive for disposal due to the shortage of shipping containers needed to transport LLRW. We have a contract to purchase three shipping containers, the first of which was delivered and placed into service in the latter part of the second quarter.  We have received the second shipping container and we expect to place it into service in the third quarter of 2014.  We expect to receive the final shipping container in the third quarter of 2014.  We believe the receipt of these containers will resolve our transportation issues.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Real Estate Management and Development  –

	Three months ended June 30, 2014	Six months ended June 30, 2014
	(In millions)
Net sales	$9.5	$19.0
Cost of sales	7.0	14.7
Gross margin	2.5	4.3
Operating income	$1.5	$1.9

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

Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004).  Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling over 1,200 acres of retail, light industrial, commercial and residential projects in the Henderson, Nevada area.    However, a substantial portion of such projects, had been completed prior to the 2008 economic downturn which was particularly acute in the Las Vegas area real estate market.  Following such economic downturn, LandWell’s land sales were substantially reduced as compared to prior years, and LandWell did not recognize any material amount of land sales in the 2008 to 2013 time period.  During this time period, LandWell has been primarily focusing on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres).  Planning and zoning work on such project began in 2007, but LandWell delayed significant development efforts until economic conditions had improved.  As general economic conditions improved in 2011 and 2012, LandWell began intensive development efforts of the residential/planned community in 2013 (with BMI acting as the general contractor for all such development efforts).  At the time of our December 2013 acquisition of the additional ownership interests in BMI and LandWell, LandWell owned such 2,100 acres as well as approximately 400 acres zoned for commercial and light industrial purposes.

In December 2013 and through the end of July 2014, LandWell has closed or entered into escrow on approximately 305 acres of the residential/planned community at contracted prices that support the estimated fair value assigned to the land held for development that was acquired with consideration of development costs expected to be incurred after the acquisition date.  See Note 3 to our Condensed Consolidated Financial Statements.  Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs.  Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in Accounting Standards Codification (“ASC”) Topic 976.  In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods.  Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract.  We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

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

Net Sales and Operating Income – A substantial portion of the net sales from our Real Estate Management and Development segment in the second quarter and first six months of 2014 consisted of revenues from land sales.  We recognized $7.2 million and $14.9 million in revenues on land sales in the second quarter and first six months of 2014, respectively.  The contracts on these sales of approximately 270 acres closed in December 2013 through May of 2014.  Cost of sales related to land sales revenues was $5.1 million and $11.8 million in the second quarter and first six months of 2014, respectively.  The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts; sales and cost of sales related to water delivery are expected to be relatively consistent from period to period.

Outlook – Having obtained a controlling interest in BMI and LandWell in December 2013, we are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development.  In the near term we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada.  In July 2014 LandWell signed contracts on another approximately 35 acres of land in this community.  We expect the development work for these sales to be completed over the remainder of the year.  As noted above, we do not expect to recognize significant amounts of operating income related to these sales; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used to fund ongoing development work for those properties.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2014 Compared to 2013

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2014 and 2013 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million and $12.7 million in each of the second quarter and first six months of 2013 and 2014, respectively.

Insurance Recoveries – Insurance recoveries relate to amounts NL received from certain of its insurance carriers, in which the carriers reimburse NL for a part of its past lead pigment and asbestos litigation defense costs. NL has agreements with certain insurance carriers which also include reimbursement for a portion of NL’s future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when the receipt is probable and determinable.  See Note 16 to our Condensed Consolidated Financial Statements.

Corporate Expenses and Other Items, Net – Corporate expenses were 28% lower at $13.9 million in the second quarter of 2014 compared to $21.6 million in the same period in 2013 and were 34% lower at $22.2 million in the first six months of 2014 compared to $31.3 million in the same period of 2013, primarily due to lower environmental and related costs at NL in 2014.  Included in corporate expense are:

•

litigation and related costs at NL of $1.3 million in the second quarter of 2014 compared to $2.2 million in second quarter of 2013 and $3.4 million in the first six months of 2014 compared to $4.3 million in the first six months of 2013 ; and

•

environmental remediation and related expenses of $5.8 million in the second quarter of 2014 compared to $11.9 million in second quarter of 2013 and $6.1 million in the first six months of 2014 compared to $13.1 million in the first six months of 2013.

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

Overall, we currently expect that our net general corporate expenses in 2014 will be lower than 2013 primarily due to lower expected environmental and related expenses. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2014, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense – We recognized a $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first quarter of 2013 related to the voluntary prepayment of $290 million principal amount of our Chemicals Segment’s term loan, see Note 10 to our Condensed Consolidated Financial Statements.

Interest expense decreased slightly to $14.6 million in the second quarter of 2014 from $14.7 million in the second quarter of 2013 primarily due to lower average interest rates on outstanding borrowings in the second quarter of 2014 mostly offset by higher average debt balances in the second quarter of 2014.  Interest expense decreased to $28.3 million in the first six months of 2014 from $30.1 million in the first six months of 2013 primarily due to lower average interest rates on outstanding borrowings in the first six months of 2014 and slightly lower average debt balances for the first six months of 2014.  We currently expect our interest expense for all of 2014 will be higher as compared to 2013, as higher overall average debt levels resulting from the new term loan Kronos issued in February 2014 would more than offset the favorable impact of lower average interest rates on outstanding borrowings.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had income tax expense of $1.5 million in the second quarter of 2014 compared to an income tax benefit of $27.3 million in the second quarter of 2013 and income tax expense of $5.3 million in first six months of 2014 compared to an income tax benefit of $49.1 million in the first six months of 2013, primarily due to operating losses at Kronos during 2013 compared to operating income during 2014.  In addition, our income tax expense in the second quarter of 2014 was favorably impacted by an aggregate non-cash income tax benefit of $5.9 million related to a net reduction in our reserve for uncertain tax positions.  See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision and for more information about our 2014 tax items.

We have substantial net operating loss carryforwards in Germany (Kronos has the equivalent of $842 million and $127 million for German corporate and trade tax purposes, respectively, at December 31, 2013) and in Belgium (Kronos has the equivalent of $102 million for Belgian corporate tax purposes at December 31, 2013).  At June 30, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such German carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German and Belgian operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net income was $8.2 million in the second quarter of 2014, compared to noncontrolling interest in net loss of $8.9 million in the same period of 2013 and $12.0 million in the first six months of 2014 compared to noncontrolling interest in net loss of $17.3 million in the same period of 2013. The increase is primarily due to operating income of Kronos in the second quarter and first six months of 2014 compared to an operating loss in the same periods of 2013.   In addition $.7 million of noncontrolling interest in net income in the first six months of 2014 was related to BMI and LandWell which we consolidated in our operating results for the first time in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities improved from $16.6 million cash used in operations in the first six months of 2013 to $3.3 million cash provided by operations in the first six months of 2014. This $19.9 million net improvement in the amount of cash from operations was primarily due to the net effects of the following items:

•	consolidated operating income of $69.5 million in 2014, a $161.5 million improvement compared to an operating loss of $92.0 million in 2013;
•

a $150.4 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2014, primarily due to a significant amount of cash provided by relative changes in Kronos’ inventories in 2013 resulting principally from lower inventory costs;

•

higher net cash paid for income taxes in 2014 of $10.4 million resulting primarily from the timing of certain payments for income taxes and increased profitability at Kronos in 2014 compared to 2013; and

•	lower cash paid for interest in 2014 of $3.3 million, consistent with the lower interest expense we recognized in 2014.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

•

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2013 to June 30, 2014 due to higher average daily net sales resulting from higher sales volumes in the second quarter of 2014 as compared to the fourth quarter of 2013, partially offset by lower selling prices in the second quarter of 2014.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2013 to June 30, 2014 principally due to lower inventory raw material costs in 2014.
•

CompX’s average DSO increased from December 31, 2013 to June 30, 2014.  Generally, we expect CompX’s average days sales outstanding to increase from December to June as a result of a seasonal increase in sales during the second quarter as compared to the fourth quarter.  Overall, CompX’s June 30, 2014 days sales outstanding compared to December 31, 2013 is in line with our expectations.

•	CompX’s average DSI increased from December 31, 2013 to June 30, 2014 due to the introduction of new products and due to intentional measures to avoid shortages of certain long lead-time components.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2012	June 30, 2013	December 31, 2013	June 30, 2014
Kronos:
Days sales outstanding	61 days	66 days	62 days	68 days
Days sales in inventory	102 days	51 days	75 days	60 days
CompX:
Days sales outstanding	40 days	41 days	35 days	42 days
Days sales in inventory	74 days	68 days	76 days	79 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Six months ended June 30,
	2013	2014
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$37.8	$8.2
Kronos	(15.3)	19.6
NL exclusive of its subsidiaries	14.5	5.3
CompX	(11.5)	1.7
BMI	—	5.7
LandWell	—	8.0
WCS	(1.1)	(3.2)
Tremont	(.9)	4.8
Other	(.3)	(.3)
Eliminations	(39.8)	(46.5)
Total	$(16.6)	$3.3

Investing Activities –

We spent $35.2 million in capital expenditures during the first six months of 2014 including:

•	$27.7 million in our Chemicals Segment;
•	$3.2 million in our Waste Management Segment;
•	$2.7 million in our Real Estate Management and Development Segment; and
•	$1.6 million in our Component Products Segment.

Our Waste Management Segment also had $.1 million in expenditures for capitalized permit costs. During the first six months of 2014 we had net purchases of $1.8 million of marketable securities and released $17.2 million in restricted cash, see Notes 13 and 16 to our Condensed Consolidated Financial Statements.

Financing Activities—

During the six months ended June 30, 2014, we:

•	borrowed $348.3 million under Kronos’ new term loan and subsequently repaid $.9 million;
•	repaid $170.0 million under Kronos’ note payable to Contran;
•	borrowed $81.0 million under Kronos’ North American credit facility and subsequently repaid $92.1 million;
•	borrowed a net $8.5 million on Valhi’s credit facility with Contran;
•	repaid $1.7 million under Tremont’s promissory note payable;
•	repaid $.4 million under BMI’s bank note payable; and
•	paid quarterly dividends to Valhi stockholders aggregating $23.7 million ($.05 per share or $17.0 million in the first quarter and $.02 per share of $6.7 million in the second quarter).

In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries, our Board of Directors reduced our regular quarterly dividend to $.02 per share beginning in the second quarter of 2014.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first six months of 2014 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us, Kronos dividends paid to shareholders other than us and NL, LandWell dividends paid to shareholders other than us and BMI and BMI dividends paid to shareholders other than us.

Outstanding Debt Obligations

At June 30, 2014, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	Valhi’s $215.0 million outstanding on its $275 million credit facility with Contran which is due no earlier than December 31, 2015;
•	$349.1 million aggregate borrowings under Kronos’ new term loan ($347.5 million carrying amount, net of unamortized original issue discount) due through February 2020;
•	WCS’ financing capital lease with Andrews County, Texas ($68.0 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	Tremont’s promissory note payable ($17.4 million outstanding) due in December 2023;
•	$10.8 million on BMI’s bank note payable, due through January 2025;
•	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020;
•	WCS’ 6.0% promissory notes ($2.4 million outstanding) due in 2014; and
•	approximately $15.7 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ North American and European revolvers and its new term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios.  In December 2013, the lenders under Kronos’ European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but Kronos’ ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA.  Through June 30, 2014, Kronos was in compliance with the minimum EBITDA set forth in the waiver.  The waiver will cease once Kronos provides its compliance certificate for June 30, 2014, showing it is in compliance with the waiver, at which point Kronos will again be subject to the financial covenant (Net Debt/EBITDA) requirement contained in the facility.  We are in compliance with all of our debt covenants at June 30, 2014.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  We believe we have alternate sources of liquidity, including cash on hand and borrowings under Kronos’ North American revolver, in order to adequately address any compliance issues which might arise.  Neither Kronos new term loan, its North American revolving credit facility, nor Valhi’s credit facility with Contran contains a financial maintenance covenant. See Note 10 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2015) and our long-term obligations (defined as the five-year period ending June 30, 2019, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2014, we had credit available under existing facilities of approximately $224.8 million, which was comprised of:

•	$83.0 million under Kronos’ North American revolving credit facility;
•	$81.8(1) million under Kronos’ European credit facility; and
•	$60.0(2) million under Valhi’s Contran credit facility.
(1)

Based on the terms of Kronos’ European credit facility (including the financial covenant requirement discussed above), and based on the borrowers’ EBITDA over the last twelve months ending June 30, 2014, Kronos’ borrowing availability at June 30, 2014 under this facility is approximately 50% of the credit facility, or €60 million.

(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At June 30, 2014, we had an aggregate of $289.9 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $55.1 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$180.6	$55.1
CompX	37.6	—
NL exclusive of its subsidiaries	25.1	—
WCS	10.3	—
LandWell	13.4	—
BMI	13.9	—
Tremont	8.7	—
Valhi exclusive of its subsidiaries	.3	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$289.9	$55.1

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2014 will be approximately $81 million as follows:

•	$68 million by our Chemicals Segment, including approximately $14 million in the area of environmental compliance, protection and improvement;
•	$7 million by our Waste Management Segment including approximately $.5 million in capitalized operating permit costs;
•	$3 million by our Component Products Segment; and
•	$3 million by our Real Estate Management and Development Segment.

In addition:

•

WCS expects to commence payments under capital leases in 2014 for the purchase of 3 transport casks and related trailers totaling approximately $9.1 million, $1.0 million of which is expected to be paid during 2014; and

•	LandWell expects to spend approximately $26 million on land development costs during 2014 (which are included in the determination of cash provided by operating activities).

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

At June 30, 2014 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At June 30, 2014 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2014 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2014, based on the 58.0 million shares we held of Kronos common stock at June 30, 2014, we would receive aggregate annual regular dividends from Kronos of $34.8 million. During 2013 NL paid a quarterly cash dividend of $.125 per share.  We received aggregate annual dividends from NL of $20.2 million in 2013 based on the 40.4 million shares we held of NL common stock during 2013.   In February 2014 NL’s Board of Director’s deferred consideration of NL’s first quarter dividend, and no dividend was paid by NL in the quarter.  In May 2014, NL’s Board of Directors suspended NL’s cash dividend.  We do not know if we will receive any cash dividends from NL during 2014.  We did not receive any distributions from WCS during 2013, and we do not expect to receive any distributions from WCS during 2014. We expect that our newest consolidated subsidiaries, BMI and LandWell, which we acquired a controlling interest in during December 2013, will pay cash dividends, but the timing and amount of such dividends are uncertain.  In this regard, we received aggregate dividends from BMI and LandWell of $7.0 million in the first quarter of 2014, but we do not know if we will receive any additional distributions from BMI and LandWell in the remainder of 2014.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. During the 2011 to 2013 time period, WCS borrowed an aggregate $172.4 million from our subsidiary, which we subsequently contributed to WCS’s capital. It is possible WCS will borrow additional amounts from our subsidiary during 2014 under the terms of the revolving credit facility. As amended, WCS can borrow up to $40 million under this facility, which matures in March 2015. WCS had no borrowings outstanding at June 30, 2014 and the full $40 million was available for borrowing.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. We had no loans to NL during the first six months of 2014 under this facility, which as amended is due on demand, but in any event no earlier than March 31, 2015 and no later than December 31, 2015. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. We had no borrowings from Kronos during the first six months of 2014 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2015. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

In April 2014 after receiving $18.0 million in previously restricted cash, see Note 16 to our Condensed Consolidated Financial Statements, WCS entered into an unsecured revolving demand promissory note with one of our subsidiaries.  The note provides for borrowings from WCS of up to $20 million and bears interest at prime plus 1% (4.25% at June 30, 2014) and is due on demand or on December 31, 2014.  At June 30, 2014 the note had an outstanding balance of $9.7 million.  We also eliminate all intercompany borrowings and related interest in our Condensed Consolidated Financial Statements.  We currently expect to repay such outstanding balances to WCS during the second half of 2014.

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

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2013 Annual Report (other than the prepayment of Kronos’ note payable with Contran, as discussed above), and we refer you to that report for a complete description of these commitments.

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first six months of 2014 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2013 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation  of Steven L. Watson, our Chairman of the Board, President and Chief Executive Officer, and Bobby D. O’Brien, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

As permitted by the SEC, our assessment of internal control over financial reporting at June 30, 2014 excludes (i) internal control over financial reporting of our equity method investees, (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X and (iii) internal control over financial reporting as it relates to our newly-consolidated subsidiaries BMI and Landwell (as discussed in Note 3 to our Condensed Consolidated Financial Statements, which represented approximately 8% of our consolidated total assets at June 30, 2014). However, our assessment of internal control over financial reporting with respect to our equity method investees did include controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control Over Financial Reporting –

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below and in Note 16 to our Condensed Consolidated Financial Statements, please refer to Note 17 to our Consolidated Financial Statements included in our 2013 Annual Report and Note 16 to our Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Circuit Court Cases in Milwaukee County, Wisconsin.  In July 2014, the U.S. 7th Circuit Court of Appeals in Gibson ruled that the Wisconsin risk contribution theory of liability does not violate the defendants’ rights under the US Constitution and reversed and remanded the case to the trial court for further proceedings.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2013 Annual report. There have been no material changes to such risk factors during the first six months of 2014.

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

VALHI, INC.
(Registrant)
Date	August 8, 2014	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Executive Vice President and Chief Financial Officer)

Date	August 8, 2014	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President and Controller, Principal Accounting Officer)