Form 10-Q
period 2014-09-30
VALHI INC /DE/
filed 2014-11-07
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Number of shares of the Registrant’s common stock outstanding on November 3, 2014: 339,132,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2013	September 30, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142.8	$240.7
Restricted cash equivalents	10.4	14.8
Marketable securities	3.8	3.4
Accounts and other receivables, net	303.3	357.0
Land held for development	14.3	17.5
Inventories, net	430.6	417.7
Other current assets	20.8	24.3
Deferred income taxes	23.0	9.7
Total current assets	949.0	1,085.1
Other assets:
Marketable securities	253.3	255.1
Investment in affiliates	102.3	89.1
Goodwill	379.7	379.7
Deferred income taxes	149.2	136.5
Other noncurrent assets	337.3	288.8
Total other assets	1,221.8	1,149.2
Property and equipment:
Land	51.5	51.2
Buildings	285.1	271.0
Equipment	1,194.8	1,174.3
Treatment, storage and disposal facility	158.9	159.1
Mining properties	66.5	59.7
Construction in progress	54.2	43.2
	1,811.0	1,758.5
Less accumulated depreciation	1,014.6	996.7
Net property and equipment	796.4	761.8
Total assets	$2,967.2	$2,996.1

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2013	September 30, 2014
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10.7	$11.8
Accounts payable and accrued liabilities	372.9	335.2
Income taxes	8.9	.3
Deferred income taxes	2.2	2.1
Total current liabilities	394.7	349.4
Noncurrent liabilities:
Long-term debt	741.8	925.0
Deferred income taxes	431.1	416.8
Accrued pension costs	169.3	148.4
Accrued environmental remediation and related costs	113.6	108.8
Accrued postretirement benefits costs	13.7	13.0
Other liabilities	110.2	93.4
Total noncurrent liabilities	1,579.7	1,705.4
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	27.6	-
Retained earnings (deficit)	(39.6)	2.9
Accumulated other comprehensive loss	(8.0)	(47.8)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	601.3	576.4

Noncontrolling interest in subsidiaries	391.5	364.9
Total equity	992.8	941.3
Total liabilities and equity	$2,967.2	$2,996.1

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(unaudited)
Revenues and other income:
Net sales	$448.2	$476.5	$1,463.4	$1,430.6
Other income, net	8.7	18.7	21.8	34.0
Total revenues and other income	456.9	495.2	1,485.2	1,464.6
Costs and expenses:
Cost of sales	399.6	360.7	1,384.7	1,124.8
Selling, general and administrative	101.1	67.4	253.5	210.8
Loss on prepayment of debt	2.3	—	8.9	—
Interest	13.7	13.8	43.8	42.1
Total costs and expenses	516.7	441.9	1,690.9	1,377.7
Income (loss) before income taxes	(59.8)	53.3	(205.7)	86.9
Income tax expense (benefit)	(18.9)	15.8	(68.0)	21.1
Net income (loss)	(40.9)	37.5	(137.7)	65.8
Noncontrolling interest in net income (loss) of subsidiaries	(6.7)	8.8	(24.0)	20.8
Net income (loss) attributable to Valhi stockholders	$(34.2)	$28.7	$(113.7)	$45.0
Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.10)	$.08	$(.33)	$.13
Cash dividends per share	$.05	$.02	$.15	$.09
Basic and diluted weighted average shares outstanding	342.0	342.0	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended September 30		Nine months ended September 30,
	2013	2014	2013	2014
	(unaudited)
Net income (loss)	$(40.9)	$37.5	$(137.7)	$65.8
Other comprehensive income (loss), net of tax:
Currency translation	21.7	(48.0)	(.4)	(55.2)
Marketable securities	13.0	(.1)	15.0	(21.5)
Defined benefit pension plans	2.7	2.1	8.1	6.2
Other postretirement benefit plans	(.3)	(.4)	(.9)	(1.1)
Total other comprehensive income (loss), net	37.1	(46.4)	21.8	(71.6)
Comprehensive loss	(3.8)	(8.9)	(115.9)	(5.8)
Comprehensive income (loss) attributable to noncontrolling interest	10.7	(1.6)	(8.4)	(11.0)
Comprehensive income (loss) attributable to Valhi stockholders	$(14.5)	$(7.3)	$(107.5)	$5.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(137.7)	$65.8
Depreciation and amortization	55.7	58.8
Loss on prepayment of debt	8.9	—
Benefit plan expense greater (less) than cash funding	.8	(2.8)
Deferred income taxes	(78.5)	6.5
Distributions from Ti02 manufacturing joint venture, net	4.0	13.2
Other, net	6.4	2.9
Change in assets and liabilities:
Accounts and other receivables, net	(35.5)	(83.4)
Land held for development, net	—	(4.6)
Inventories, net	241.0	(9.6)
Accounts payable and accrued liabilities	20.1	(21.2)
Accounts with affiliates	(24.7)	3.4
Income taxes	(8.8)	(4.1)
Other, net	(3.3)	(9.3)
Net cash provided by operating activities	48.4	15.6
Cash flows from investing activities:
Capital expenditures	(54.4)	(49.7)
Capitalized permit costs	(.6)	(.1)
Purchases of marketable securities	(5.2)	(10.3)
Proceeds from:
Disposal of marketable securities	7.8	8.9
Disposal of assets held for sale	1.6	—
Collection of note receivable	3.0	—
Change in restricted cash equivalents, net	.9	14.8
Other, net	(.4)	.1
Net cash used in investing activities	(47.3)	(36.3)
Cash flows from financing activities:
Indebtedness:
Borrowings	377.7	498.8
Principal payments	(565.0)	(323.5)
Deferred financing costs paid	—	(6.1)
Valhi cash dividends paid	(50.9)	(30.4)
Distributions to noncontrolling interest in subsidiaries	(13.7)	(15.6)
Other, net	(.7)	—
Net cash provided by (used in) financing activities	(252.6)	123.2
Cash and cash equivalents – net change from:
Operating, investing and financing activities	(251.5)	102.5
Effect of exchange rate on cash	.3	(4.6)
Cash and cash equivalents at beginning of period	366.9	142.8
Cash and cash equivalents at end of period	$115.7	$240.7
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$42.5	$39.1
Income taxes, net	16.0	32.3
Noncash investing activities:
Accrual for capital expenditures	3.5	5.7
Capital lease additions	—	9.0
Noncash financing activities:
Accrued construction retainage payable converted to note payable	2.8	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2014

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2013	$667.3	$3.6	$27.6	$(39.6)	$(8.0)	$(49.6)	$391.5	$992.8
Net income	—	—	—	45.0	—	—	20.8	65.8
Other comprehensive loss, net	—	—	—	—	(39.8)	—	(31.8)	(71.6)
Cash dividends	—	—	(27.9)	(2.5)	—	—	(15.6)	(46.0)
Other, net	—	—	.3	—	—	—	—	.3
Balance at September 30, 2014	$667.3	$3.6	$—	$2.9	$(47.8)	$(49.6)	$364.9	$941.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 94% of our outstanding common stock at September 30, 2014. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management.  Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on March 17, 2014 (the “2013 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2014 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

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

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at September 30, 2014
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(unaudited)
	(In millions)
Net sales:
Chemicals	$419.1	$414.8	$1,363.8	$1,278.4
Component products	24.2	26.5	69.7	79.1
Waste management	4.9	24.5	29.9	43.4
Real estate management and development	—	10.7	—	29.7
Total net sales	$448.2	$476.5	$1,463.4	$1,430.6
Cost of sales:
Chemicals	$372.4	$319.7	$1,304.8	$1,010.2
Component products	16.7	18.3	48.6	54.6
Waste management	10.5	12.8	31.3	35.4
Real estate management and development	—	9.9	—	24.6
Total cost of sales	$399.6	$360.7	$1,384.7	$1,124.8
Gross margin:
Chemicals	$46.7	$95.1	$59.0	$268.2
Component products	7.5	8.2	21.1	24.5
Waste management	(5.6)	11.7	(1.4)	8.0
Real estate management and development	—	.8	—	5.1
Total gross margin	$48.6	$115.8	$78.7	$305.8
Operating income (loss):
Chemicals	$(35.2)	$49.7	$(125.6)	$123.6
Component products	3.0	3.4	7.4	10.6
Waste management	(10.3)	6.9	(16.3)	(6.6)
Real estate management and development	—	.2	—	2.1
Total operating income (loss)	(42.5)	60.2	(134.5)	129.7
Equity in earnings of investees	—	—	(.8)	—
General corporate items:
Securities earnings	6.6	6.9	19.9	20.3
Insurance recoveries	2.2	8.8	3.8	10.0
Loss on prepayment of debt	(2.3)	—	(8.9)	—
General expenses, net	(10.1)	(8.8)	(41.4)	(31.0)
Interest expense	(13.7)	(13.8)	(43.8)	(42.1)
Income (loss) before income taxes	$(59.8)	$53.3	$(205.7)	$86.9

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

Note 3—Business combinations:

Basic Management, Inc. and The LandWell Company

Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. We also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada. BMI owns an additional 50% interest in LandWell. We accounted for our 32% interest in BMI and 12% interest in LandWell by the equity method of accounting.  See Note 7 to our 2013 Annual Report.  Three other entities owned the remaining ownership interest in BMI (a 32% interest, a 31% interest and a 5% interest) and LandWell (a 21% interest, a 15% interest and a 2% interest).  Provisions in the governing documents of BMI and LandWell give BMI and LandWell and their owners a right of first refusal upon any proposed transfer of an ownership interest in BMI and LandWell.

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

The pro forma effect on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2013, assuming the acquisition of BMI and LandWell had occurred at the beginning of such period, is not material.

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized gains, net
	(In millions)
December 31, 2013:
Current assets	$3.8	$3.8	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	3.3	3.3	—
Total	$253.3	$253.3	$—
September 30, 2014:
Current assets	$3.4	$3.4	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.1	5.1	—
Total	$255.1	$255.1	$—

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

Note 5—Accounts and other receivables, net:

	December 31, 2013	September 30, 2014
	(In millions)
Trade accounts receivable:
Kronos	$226.1	$288.4
CompX	8.7	11.8
WCS	7.2	11.7
BMI and LandWell	—	1.5
VAT and other receivables	32.7	28.7
Refundable income taxes	15.2	10.5
Receivable from affiliates:
Contran – income taxes, net	—	4.2
LPC – trade items	14.2	—
Other	.5	1.5
Allowance for doubtful accounts	(1.3)	(1.3)
Total	$303.3	$357.0

Note 6—Inventories, net:

	December 31, 2013	September 30, 2014
	(In millions)
Raw materials:
Chemicals	$66.6	$62.2
Component products	3.6	3.1
Total raw materials	70.2	65.3
Work in process:
Chemicals	18.0	28.6
Component products	6.7	9.7
Total in-process products	24.7	38.3
Finished products:
Chemicals	263.3	242.9
Component products	3.0	2.3
Total finished products	266.3	245.2
Supplies (primarily Chemicals)	69.4	68.9
Total	$430.6	$417.7

Note 7—Investment in affiliates and other assets:

	December 31, 2013	September 30, 2014
	(In millions)
Investment in affiliates:
TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$102.3	$89.1
Other assets:
Land held for development	$158.1	$162.3
Waste disposal site operating permits, net	59.5	54.8
Restricted cash	33.3	13.8
Deferred financing costs	2.6	7.4
IBNR receivables	6.9	7.1
Capital lease deposit	6.2	6.2
Intangible assets	5.2	5.1
Pension asset	.6	1.2
Other	64.9	30.9
Total	$337.3	$288.8

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

Note 8—Accounts payable and accrued liabilities:

	December 31, 2013	September 30, 2014
	(In millions)
Accounts payable	$133.2	$121.5
Payable to affiliates:
Contran – income taxes, net	4.3	—
Contran – trade items	26.1	26.1
LPC – trade items	21.1	15.3
Other – trade items	—	.1
Deferred income	36.9	45.9
Employee benefits	36.1	39.0
Accrued litigation settlement	35.0	—
Accrued sales discounts and rebates	16.7	19.5
Environmental remediation and related costs	9.1	16.0
Reserve for uncertain tax positions	3.1	—
Other	51.3	51.8
Total	$372.9	$335.2

The accrued litigation settlement relates to Kronos, please see Note 17 of our 2013 Annual Report.

Note 9—Other noncurrent liabilities:

	December 31, 2013	September 30, 2014
	(In millions)
Reserve for uncertain tax positions	$49.8	$32.7
Asset retirement obligations	25.6	27.0
Employee benefits	12.2	11.1
Insurance claims and expenses	9.5	9.9
Deferred payment obligation	8.2	8.4
Deferred income	1.3	.9
Other	3.6	3.4
Total	$110.2	$93.4

Note 10—Long-term debt:

	December 31, 2013	September 30, 2014
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	206.5	221.6
Total Valhi debt	456.5	471.6
Subsidiary debt:
Kronos:
Term loan	—	346.7
Note payable to Contran	170.0	—
Revolving North American credit facility	11.1	—
WCS:
Financing capital lease	68.6	67.5
6% promissory notes	2.4	2.4
Tremont:
Promissory note payable	19.1	17.4
BMI:
Bank note payable	11.2	10.5
LandWell:
Note payable to the City of Henderson	3.1	3.1
Other	10.5	17.6
Total subsidiary debt	296.0	465.2
Total debt	752.5	936.8
Less current maturities	10.7	11.8
Total long-term debt	$741.8	$925.0

Valhi – Contran credit facility – During the first nine months of 2014, we had net borrowings of $15.1 million under our Contran credit facility. The average interest rate on the existing balance as of and for the nine months ended September 30, 2014 was 4.25%. At September 30, 2014, $53.4 million was available for borrowing under this facility.

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

The average interest rate on the term loan borrowings as of and for the period of issuance to September 30, 2014 was 4.75%.  The carrying value of the term loan at September 30, 2014 includes unamortized original issue discount of $1.6 million.

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

Revolving European credit facility – During the first nine months of 2014, Kronos had no borrowings or repayments under its European credit facility.  There were no borrowings outstanding under this facility at September 30, 2014.  Kronos’ European credit facility requires the maintenance of certain financial ratios, and one such requirement is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  At September 30, 2013, and based on the net debt to EBITDA of the borrowers, Kronos would not have met the financial covenant test if the borrowers had any net debt outstanding.  In December 2013, the lenders under Kronos’ European revolving credit facility granted a waiver through June 30, 2014 with respect to the net debt to EBITDA financial test, but its ability to borrow any amounts under the facility was subject to the requirement that the borrowers maintain a specified minimum level of EBITDA.  Kronos met the specified minimum level of EBITDA during the waiver period that ended June 30, 2014.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2014 and the net debt to EBITDA financial test, Kronos’ borrowing availability at September 30, 2014 is approximately 53% of the credit facility, or €64 million ($81 million).

Revolving North American credit facility – During the first nine months of 2014, Kronos borrowed $81.0 million and repaid $92.1 million under its North American revolving credit facility. The average interest rate on outstanding borrowings for the year-to-date period ended February 18, 2014 when the outstanding balance was repaid was 3.75%. At September 30, 2014 Kronos had approximately $97 million available for borrowing under this revolving facility.

Canada – At September 30, 2014, an aggregate of Cdn. $.3 million letters of credit were outstanding under Kronos’ Canadian subsidiary’s loan agreement with the Bank of Montreal which exists solely for the issuance of up to Cdn. $10.0 million in letters of credit. During the second quarter of 2014, letters of credit aggregating Cdn. $7.6 million, issued in connection with the appeal of a Canadian income tax assessment, were cancelled (see Note 13) and an equivalent amount of restricted cash deposits at the Bank of Montreal collateralizing such letters of credit, classified as noncurrent restricted cash, were released (see Note 7).

In September 30, 2014, we borrowed an additional Cdn. $1.2 million under Kronos’ Canadian subsidiary’s agreement with an economic development agency of the Province of Quebec, Canada. At September 30, 2014, an aggregate Cdn. $3.0 million (USD $2.7 million) was outstanding under this agreement. Borrowings under the agreement are non-interest bearing.

Tremont – Promissory note payable – In January 2014, and following Tremont’s receipt of a dividend distribution from BMI and LandWell, Tremont prepaid (without penalty) $1.7 million principal amount on the note as required under the terms of the note agreement, see Note 3.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at September 30, 2014.

Note 11—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(In millions)
Service cost	$3.2	$2.5	$9.7	$7.6
Interest cost	6.0	6.3	17.9	19.0
Expected return on plan assets	(5.8)	(6.2)	(17.8)	(18.7)
Amortization of unrecognized:
Prior service cost	.4	.2	1.2	.6
Net transition obligations	.1	—	.3	—
Recognized actuarial losses	3.4	2.8	10.2	8.4
Total	$7.3	$5.6	$21.5	$16.9

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(In millions)
Service cost	$.1	$—	$.3	$.1
Interest cost	.3	.2	.5	.5
Amortization of prior service credit	(.5)	(.5)	(1.4)	(1.6)
Recognized actuarial gains	—	—	.1	(.1)
Total	$(.1)	$(.3)	$(.5)	$(1.1)

Contributions – We expect to contribute the equivalent of $27.4 million and $1.5 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2014.

Note 12—Other income, net:

	Nine months ended September 30,
	2013	2014
	(In millions)
Securities earnings:
Dividends and interest	$19.7	$20.0
Securities transactions, net	.2	.3
Total	19.9	20.3
Equity in earnings of investees	(.9)	—
Currency transactions, net	(1.5)	2.8
Insurance recoveries	3.8	10.0
Other, net	.5	.9
Total	$21.8	$34.0

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

Equity in earnings of investees in 2013 primarily related to our investment in BMI and LandWell, see Note 3.

Note 13—Income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(21.0)	$18.6	$(72.0)	$30.4
Incremental tax (benefit) on earnings of non-U.S. and non-tax group companies	1.3	(1.4)	(3.4)	(2.6)
Non-U.S. tax rates	.8	(1.3)	3.3	(3.0)
Adjustment to the reserve for uncertain tax positions, net	.6	.5	2.3	(5.1)
Nondeductible expenses	.5	.9	3.1	2.1
Adjustment to prior year taxes	-	(2.0)	-	(1.8)
U.S. state income taxes and other, net	(1.1)	.5	(1.3)	1.1
Income tax expense (benefit)	$(18.9)	$15.8	$(68.0)	$21.1

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(18.9)	$15.8	$(68.0)	$21.1
Other comprehensive income (loss):
Marketable securities	6.3	.1	7.5	(11.1)
Currency translation	4.1	(8.9)	2.8	(10.5)
Pension plans	1.2	1.0	3.6	2.9
OPEB plans	(.2)	(.2)	(.5)	(.6)
Total	$(7.5)	$7.8	$(54.6)	$1.8

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits may change by $5.6 million during the next twelve months related to the expiration of certain statutes of limitations.

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

Our provision for income taxes in the first quarter of 2014 includes a $1.0 million provision  which is a correction of amounts that should have been recognized in the fourth quarter of 2012, and is not material to any current or prior periods.  Our provision for income taxes in the third quarter of 2014 includes a $2 million cash tax benefit associated with certain U.S. income tax credits, which we elected to claim on our 2012 amended U.S. federal tax return in the third quarter of 2014.

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2013	September 30, 2014
	(In millions)
Noncontrolling interest in net assets:
Kronos	$241.9	$234.7
NL	74.5	58.8
CompX	13.6	14.3
BMI	33.7	31.8
LandWell	27.8	25.3
Total	$391.5	$364.9

	Nine months ended September 30,
	2013	2014
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$(20.8)	$15.3
NL	(3.8)	3.9
CompX	.6	.9
BMI	—	.3
LandWell	—	.4
Total	$(24.0)	$20.8

We acquired a controlling interest in BMI and LandWell in December 2013.  See Note 3.

Note 15—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive loss attributable to Valhi stockholders for the three months and nine months ended September 30, 2013 and 2014 are presented in the table below, net of related deferred income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(In millions)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of period	$1.9	$2.1	$2.1	$2.8
Other comprehensive income (loss) – unrealized gains (losses) arising during the period	1.0	(.2)	.8	(.9)
Balance at end of period	$2.9	$1.9	$2.9	$1.9
Currency translation adjustment:
Balance at beginning of period	$36.3	$53.6	$53.3	$59.2
Other comprehensive income (loss)	16.9	(37.2)	(.1)	(42.8)
Balance at end of period	$53.2	$16.4	$53.2	$16.4
Defined benefit pension plans:
Balance at beginning of period	$(97.3)	$(73.3)	$(101.5)	$(76.5)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	2.1	1.6	6.3	4.8
Balance at end of period	$(95.2)	$(71.7)	$(95.2)	$(71.7)
OPEB plans:
Balance at beginning of period	$3.6	$5.9	$4.1	$6.5
Other comprehensive loss – amortization of prior service credit	(.3)	(.3)	(.8)	(.9)
Balance at end of period	$3.3	$5.6	$3.3	$5.6
Total accumulated other comprehensive loss:
Balance at beginning of period	$(55.5)	$(11.7)	$(42.0)	$(8.0)
Other comprehensive income (loss)	19.7	(36.1)	6.2	(39.8)
Balance at end of period	$(35.8)	$(47.8)	$(35.8)	$(47.8)

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

NL believes that these actions are without merit, and NL intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL does not believe it is probable that it has incurred any liability with respect to all of the lead pigment litigation cases to which NL is a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

In one of these lead pigment cases, in April 2000 NL was served with a complaint (County of Santa Clara v. Atlantic Richfield Company, et al, Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the Court issued a judgment finding NL, The Sherwin Williams Company and ConAgra jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, NL filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, NL filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court.  NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and NL will defend vigorously against all claims.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2013 and September 30, 2014, receivables for recoveries were not significant.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2014 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the period	$122.7
Additions charged to expense, net	6.1
Additions, other	1.5
Payments, net	(5.5)
Balance at the end of period	$124.8
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$16.0
Noncurrent liabilities	108.8
Total	$124.8

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2014, NL had accrued approximately $117 million related to approximately 45 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $156 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2014, there were approximately 5 sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to NL for any of these sites which would allow NL to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $7.8 million at September 30, 2014 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

WCS believes the actions by the Sierra Club are without merit and that the Sierra Club has no proper standing to challenge any of its licenses and permits.  This position has been validated by the recent decisions of the Third District of the Texas Court of Appeals, relying on two recent Texas Supreme Court rulings narrowing the basis for a challenge to environmental permits.  WCS intends to continue to defend against any and all such actions vigorously, and to continue to operate its West Texas facilities in accordance with the terms of its licenses and permits.

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

Financial assurance associated with Waste Management Segment

As discussed in Note 17 to our 2013 Annual Report, our Waste Management Segment is required to provide certain financial assurances to the Texas government agency with respect to the decommissioning obligations related to its facility in West Texas.  A portion of the financial assurance with respect to its low-level radioactive waste disposal facility is in the form of a surety bond. At December 31, 2013, the value of such bond was $32.2 million.  As part of such surety bond, WCS is required to make quarterly cash payments into a collateral trust of 2.5% of the total value of the bond, which quarterly payments commenced in the fourth quarter of 2011 and have aggregated $9.7 million at September 30, 2014 (including a one-time $2.0 million payment made in April 2014, as discussed below).  As additional surety for the low-level radioactive waste disposal facility, WCS has also been required to make cash payments into another collateral trust annually in November of each of 2012 through 2016, and such payments aggregated $18.0 million at March 31, 2014.  In April 2014, WCS obtained an increase in the surety bond from $32.2 million to $85.3 million, and in return the Texas government agency agreed to the release of the $18.0 million which WCS had previously paid into the second collateral trust.  WCS received such $18.0 million in April 2014.  As part of the increase in the surety bond from $32.2 million to $85.3 million, in April 2014, WCS paid an aggregate of $2.0 million into the first collateral trust.  Similar to the $32.2 million surety bond, WCS is still required to make quarterly cash payments into the first collateral trust, but at a rate sufficient such that the aggregate amount of such payments funded into the collateral trust would equal 50% of the total value of the new bond by April 2021.  Such new quarterly cash payments are equal to approximately $1.3 million and began in the third quarter of 2014.  As discussed in Note 16 to our 2013 Annual Report, we, certain of our subsidiaries, Contran and certain subsidiaries of Contran had guaranteed WCS’ obligations under the $32.2 million surety bond, and the same parties have guaranteed WCS’ obligations under the new $85.3 million surety bond.

Valhi previously pledged certain of our marketable securities as collateral for the state of Texas related to specified decommissioning obligations associated with WCS’ low-level radioactive waste disposal facilities.  In September 2014, concurrent with a reduction in the amount of required financial assurance, the state of Texas released these marketable securities to us and they are no longer pledged as collateral to the state of Texas.

Note 17—Fair value measurements and financial instruments:

The following table summarizes the valuation of our marketable securities, financial instruments and other items recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2013:
Marketable securities:
Current	$3.8	$2.4	$1.4	$—
Noncurrent	253.3	1.4	1.9	250.0
Currency forward contracts	(1.0)	(1.0)	—	—
September 30, 2014:
Marketable securities:
Current	$3.4	$2.3	$1.1	$—
Noncurrent	255.1	—	5.1	250.0
Currency forward contracts	.6	.6	—	—

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

At September 30, 2014, our Chemicals Segment had currency forward contracts to exchange:

•

an aggregate of $9.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.06 per U.S. dollar; these contracts with Wells Fargo Bank, N.A. mature from October 2014 through December 2014 at a rate of $3.0 million per month, subject to early redemption provisions at our option; and

•

an aggregate €25.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.38 to kroner 8.56 per euro; these contracts with DnB Nor Bank ASA mature at a rate of €5.0 million from December 2014 through December 2015.

The estimated fair value of our currency forward contracts at September 30, 2014 was a net asset of $.6 million, of which $1.1 million is recognized as part of accounts and other receivables and $.5 million is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. We have also recognized a corresponding net $.6 million currency transaction gain recognized in our Condensed Consolidated Statement of Operations. Our Chemicals Segment is not currently using hedge accounting for its outstanding currency forward contracts at September 30, 2014, and it did not use hedge accounting for any of such contracts previously held in 2013.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2013		September 30,2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$186.8	$186.8	$269.3	$269.3
Deferred payment obligation	8.2	8.2	8.4	8.4
Long-term debt (excluding capitalized leases):
Kronos term loan	$—	$—	$346.7	$343.9
Kronos note payable to Contran	170.0	170.0	—	—
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	72.4	72.4	69.9	69.9
Valhi credit facility with Contran	206.5	206.5	221.6	221.6
Kronos variable rate bank credit facilities	11.1	11.1	—	—
Tremont promissory note payable	19.1	19.1	17.4	17.4
BMI bank note payable	11.2	11.2	10.5	10.5
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

Noncontrolling interest in:
Kronos common stock	$241.9	$431.6	$234.7	$312.3
NL common stock	74.5	92.6	58.8	61.0
CompX common stock	13.6	23.1	14.3	17.0
Valhi stockholders’ equity	$601.3	$5,916.7	$576.4	$2,214.5

The fair value of our publicly-traded marketable securities, noncontrolling interests in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. At September 30, 2014, the estimated market price of Kronos’ term loan was $987.5 per $1,000 principal amount.   The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 5 and 8.

Note 18—Recent Accounting Pronouncement:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU’) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning with the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the Standard.

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

•

Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell.  BMI provides utility services to certain industrial and municipal customers and owns real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada.    In December 2013, we acquired a controlling interest in each of these companies, and they are included in our results of operations and cash flows beginning on January 1, 2014.  See Note 3 to our Condensed Consolidated Financial Statements.

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

•	Competitive products and prices and substitute products, including increased competition from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	Potential difficulties in integrating future acquisitions;
•	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems;
•	Potential consolidation of our competitors;
•	Potential consolidation of our customers;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	The ability of our subsidiaries to pay us dividends;
•	The impact of current or future government regulations (including employee healthcare benefit related regulations);
•	Uncertainties associated with the development of new product features;
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

•	The ultimate resolution of pending litigation (such as NL’s lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);
•	Our ability to comply with covenants contained in our revolving bank credit facilities;
•	Our ability to complete and comply with the conditions of our licenses and permits;
•	Our ability to successfully defend against any currently-pending or possible future challenge to WCS’ operating licenses and permits;
•	Changes in real estate values and construction costs in Henderson, Nevada;

•	Water levels in Lake Mead; and
•	Possible future litigation.

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

Operations Overview

Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013 —

Net income attributable to Valhi stockholders was $28.7 million, or $.08 per diluted share, in the third quarter of 2014 compared to a net loss attributable to Valhi stockholders of $34.2 million, or $.10 per diluted share, in the third quarter of 2013. As more fully discussed below, our diluted income per share increased from 2013 to 2014 primarily due to the net effects of:

•	operating income from our Chemicals and Waste Management Segments in 2014 compared to an operating loss in each segment in 2013;
•	lower environmental remediation and related expenses in 2014; and
•	higher insurance recoveries recognized in 2014 compared to 2013.

Our net income attributable to Valhi stockholders in the third quarter of 2014 includes income of $.02 per diluted share related to income from insurance recoveries.   Our net loss attributable to Valhi stockholders in the third quarter of 2013 includes a charge of $.05 per diluted share related to a litigation settlement of Kronos.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013 —

Net income attributable to Valhi stockholders was $45.0 million, or $.13 per diluted share, in the first nine months of 2014 compared to a net loss attributable to Valhi stockholders of $113.7 million, or $.33 per diluted share, in the first nine months of 2013. As more fully discussed below, our diluted income per share increased from 2013 to 2014 primarily due to the net effects of:

•	operating income from our Chemicals Segment in 2014 compared to an operating loss in 2013;
•	a loss on the prepayment of debt in 2013;
•	lower environmental remediation and related expenses in 2014;
•	higher insurance recoveries recognized in 2014 compared to 2013;
•	a lower operating loss at our Waste Management segment in 2014; and
•	inclusion of operating income from our Real Estate Management and Development Segment beginning January 1, 2014.

Our net income attributable to Valhi stockholders in 2014 includes an aggregate non-cash income tax benefit of $.01 per diluted share in the second quarter related to a net reduction in our reserve for uncertain tax positions and $.02 per diluted share related to income from insurance recoveries in the third quarter.

Our net loss attributable to Valhi stockholders in 2013 includes an aggregate first quarter charge of $.01 per diluted share related to the voluntary prepayment of $290 million principal amount of Kronos’ term loan and a third quarter charge of $.05 per diluted share related to a litigation settlement of Kronos.

Current Forecast for 2014 —

We currently expect to report net income attributable to Valhi stockholders for 2014 as compared to a net loss in 2013 primarily due to the net effects of:

•	expected operating income from our Chemicals Segment in 2014 compared to an operating loss in 2013;
•	improved operating results from our Waste Management Segment in 2014;
•	expected operating income from our Real Estate Management and Development Segment which we acquired in December 2013 and whose results of operations we commenced recognizing in 2014;

•	lower expected general corporate expenses in 2014 due primarily to lower expected environmental remediation and related expenses; and
•	losses on prepayment of debt in 2013.

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

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(Dollars in millions)
Net sales	$419.1	$414.8	(1)%	$1,363.8	$1,278.4	(6)%
Cost of sales	372.4	319.7	(14)	1,304.8	1,010.2	(23)
Gross margin	$46.7	$95.1	104%	$59.0	$268.2	355%
Operating income (loss)	$(35.2)	$49.7	241%	$(125.6)	$123.6	198%
Percent of net sales:
Cost of sales	89%	77%		96%	79%
Gross margin	11	23		4	21
Operating income (loss)	(8)	12		(9)	10
Ti02 operating statistics:
Sales volumes*	121	125	4%	397	380	(4)%
Production volumes*	113	134	18	359	388	8
Percent change in net sales:
Ti02 product pricing			(6)%			(5)%
Ti02 sales volumes			4			(4)
Ti02 product mix			—			1
Changes in currency exchange rates			1			2
Total			(1)%			(6)%
*	Thousands of metric tons

Current Industry Conditions – As previously discussed, after about a year of decreasing selling prices within the TiO2 industry, our TiO2 selling prices were generally stable during the second half of 2013.  Our average selling prices at the end of the third quarter of 2014 were 7% lower than at the end of 2013, with most of the decline occurring in the first half of the year, and with lower prices in all major markets, most notably in certain export markets.  We experienced significantly lower sales to our generally lower-margin export markets in the first half of 2014 compared to the same period of 2013, however we experienced higher sales in most major markets, including the export markets, in the third quarter of 2014 as compared to the third quarter of 2013.  Demand for TiO2 products has generally been stable in 2014 in most European and North American markets.

We operated our production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While our production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at our Canadian production facility that ended in December 2013, our utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  We operated our production facilities at overall average capacity utilization rates of 96% in the third quarter of 2014, compared to 90% in the first quarter and 97% in the second quarter of 2014.

Our cost of sales per metric ton of TiO2 sold in 2013 (particularly in the first quarter) was significantly higher than TiO2 sold in the first nine months of 2014, as a substantial portion of the TiO2 products we sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.  We have seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and continuing into 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.

Net Sales – Our Chemicals Segment’s net sales decreased 1%, or $4.3 million, compared to the third quarter of 2013 primarily due to the net effects of a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $25 million) and a 4% increase in sales volumes (which increased net sales by approximately $17 million).  Our Chemicals Segment’s net sales decreased 6%, or $85.4 million, compared to the first nine months of 2013 primarily due to the effects of a 4% decrease in sales volumes (which decreased net sales by approximately $55 million) and a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $68 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 4% in the third quarter of 2014 as compared to the third quarter of 2013 due to higher sales primarily in certain export and U.S. markets.  We estimate that changes in currency exchange rates increased net sales by approximately $3 million as compared to the third quarter of 2013.   Our Chemicals Segment’s sales volumes decreased 4% in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to lower sales in certain export markets.  We estimate that changes in currency exchange rates increased net sales by approximately $23 million as compared to the first nine months of 2013.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 14% in the third quarter of 2014 compared to 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $50 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), a 4% increase in sales volumes, an 18% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  In the third quarter of 2013, we recognized approximately $7 million in unabsorbed fixed production costs related to a union labor lockout at our Canadian facility that ended in December 2014.  Our cost of sales as a percentage of net sales decreased to 77% in the third quarter of 2014 compared to 89% in the same period of 2013, primarily due to lower raw material costs and lower unabsorbed fixed costs discussed above. Our Chemicals Segment’s cost of sales decreased 23% in the first nine months of 2014 compared to 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $235 million (primarily caused by the lower third-party feedstock ore costs), an 8% increase in TiO2 production volumes, a 4% decrease in sales volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 79% in the first nine months of 2014 compared to 96% in the same period of 2013, primarily due to lower raw material costs discussed above.

Gross Margin and Operating Income (Loss) – Our Chemicals Segment’s results increased from an operating loss of $35.2 million in the third quarter of 2013 to operating income of $49.7 million in the third quarter of 2014 and operating income as a percentage of net sales increased to 12% in the third quarter of 2014 from (8) % in the same period of 2013. This increase was driven by the increase in gross margin, which increased to 23% for the third quarter of 2014 compared to 11% for the third quarter of 2013. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, higher sales volumes and lower selling prices.  Also included in our Chemicals Segment’s third quarter 2013 operating loss is a $35 million litigation settlement charge.  Additionally, changes in currency exchange rates have positively affected our gross margin and operating income.  We estimate that changes in currency exchange rates increased operating income by approximately $8 million in the third quarter of 2014 as compared to the same period in 2013.

Our Chemicals Segment’s results increased from an operating loss of $125.6 million in the first nine months of 2013 to operating income of $123.6 million in the first nine months of 2014 and operating income as a percentage of net sales increased to 10% in the first nine months of 2014 from (9) % in the same period of 2013. This increase was driven by the increase in gross margin, which increased to 21% for the first nine months of 2014 compared to 4% for the first nine months of 2013. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, lower selling prices and lower sales volumes.  Also included in our Chemicals Segment’s year-to-date 2013 operating loss is the $35 million third quarter litigation settlement charge.  Additionally, changes in currency exchange rates have positively affected our gross margin and operating income.  We estimate that changes in currency exchange rates increased operating income by approximately $28 million in the first nine months of 2014 as compared to the same period in 2013.

  Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.9 million and $2.0 million in the first nine months of 2013 and 2014, respectively, which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss) for the periods indicated:

Impact of changes in currency exchange rates

Three months ended September 30, 2014 vs. September 30, 2014

	Transaction gains recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$3	$3
Operating income	—	3	3	5	8

Impact of changes in currency exchange rates

Nine months ended September 30, 2014 vs. September 30, 2014

	Transaction gains /(losses) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$23	$23
Operating income	(1)	3	4	24	28

Outlook – During the first half of 2014 we operated our Chemicals Segment’s production facilities at 94% of practical capacity.  This reflects an increased plant utilization rate as compared to the same period of 2013.  While our production capacity utilization rates in the second half of 2013 were impacted by the lockout at our Canadian production facility that ended in December 2013, our utilization rates continued to be impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  While we expect our production volumes to be higher in 2014 as compared to 2013, we expect to continue to operate below full production capacity in 2014.  The less-than-full production utilization is principally due to the ramp-up of operations at our Canadian facility following the end of the lockout as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and continuing into 2014, and consequently our cost of sales per metric ton of TiO2 sold in the first nine months of 2014 was significantly lower than our cost of sales per metric ton of TiO2 sold in the first nine months of 2013.  Given the time lag between when we procure third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in our cost of sales, we expect our cost of sales per metric ton of TiO2 sold in calendar 2014 will be lower than the cost of sales per metric ton of TiO2 sold in calendar 2013, and our cost of sales per metric ton of TiO2 sold in the fourth quarter of 2014 will be lower than the cost of sales per metric ton of TiO2 sold in the first nine months of 2014.  Although the cost of feedstock ore has and continues to moderate, as discussed below our average TiO2 selling prices have declined during 2014.  We started 2014 with selling prices 6% lower than the beginning of 2013, and prices declined by an additional 7% in the first nine months of 2014.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013 and in certain established markets during the first nine months of 2014, we continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

Overall, we expect that operating income in 2014 will be higher as compared to 2013, as a result of:

—	the favorable effect of lower third-party feedstock ore costs,
—	the favorable effects of anticipated higher production volumes in 2014 (in part from the resumption of production at our Canadian TiO2 production facility), and
—	the litigation settlement charge recognized in third quarter 2013.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely. Given the lead time required for such production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(Dollars in millions)
Net sales	$24.2	$26.5	9%	$69.7	$79.1	13%
Cost of sales	16.7	18.3	10	48.6	54.6	12
Gross margin	$7.5	$8.2	8%	$21.1	$24.5	16%
Operating income	$3.0	$3.4	15%	$7.4	$10.6	45%
Percent of net sales:
Cost of sales	69%	69%		70%	69%
Gross margin	31	31		30	31
Operating income	12	13		11	13

Net Sales – Our Component Products Segment’s net sales increased $2.3 million in the third quarter of 2014 and $9.4 million in the first nine months of 2014 compared to the respective periods in 2013, led by strong demand within the security products reporting unit, including new initiatives for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Nets sales from the marine components reporting unit also contributed to the increase, reflecting greater penetration into non-high performance marine markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of goods sold as a percentage of net sales for the third quarter of 2014 is comparable to the third quarter of 2013 as improved coverage of fixed manufacturing costs over increased production volumes was offset by the impact of lower variable contribution margin due to relative changes in customer and product mix.  As a result, gross profit margin was comparable over the same period, while gross profit increased by $.7 million due to higher sales.  Cost of goods sold as a percentage of sales decreased by 1% for the first nine months of 2014, primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet the higher demand for our products, partially offset by the impact of lower variable margins due to relative changes in customer and product mix within the security products reporting unit and slightly increased medical expenses for the first nine months of 2014 of $.2 million (most of which relates to the first half of the year).  As a result, gross profit and related margin increased over the same period in 2013.  In addition, operating costs and expenses increased by $.2 million in the third quarter of 2014 and $.8 million in the first nine months of 2014 primarily as a result of increased administrative personnel and benefit costs and increased depreciation expense (which increased $.2 million for the first nine months of 2014) in the security products reporting unit.  As a percentage of net sales, operating income increased by approximately 1% for the third quarter of 2014, and increased by approximately 2% for the first nine months of 2014.  These increases were primarily impacted by the factors affecting gross margin and operating costs and expenses discussed above.

Outlook – The robust demand for our products experienced through the first nine months of 2014 has been supported by seasonal influences and high demand from a number of our large government and commercial customers, offset by soft demand from small business customers.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  While seasonal demand will subside in the fourth quarter, we expect continued strong demand from our large government and commercial customers.  As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

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

Waste Management –

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(In millions)
Net sales	$4.9	$24.5	$29.9	$43.4
Cost of sales	10.5	12.8	31.3	35.4
Gross margin	$(5.6)	$11.7	$(1.4)	$8.0
Operating income (loss)	$(10.3)	$6.9	$(16.3)	$(6.6)

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

Net Sales and Operating Loss – The Waste Management Segment’s net sales increased in the third quarter of 2014 compared to the same periods in 2013 due to increased disposal volumes in the third quarter and first nine months of 2014 compared to the same periods of 2013 offset somewhat by a more favorable disposal mix in the same periods of 2013.    Disposal volumes were favorably impacted by the availability of disposal shipping containers in the third quarter.  While disposal volumes were higher in 2014 as compared to 2013, the average per-unit disposal price was lower in 2014 due to relative changes in the mix of waste disposed as certain of the waste disposed in 2013 had a higher price due to its waste profile.  Our Waste Management Segment had positive gross margin in both periods of 2014 due to the strong results in the third quarter of 2014, which allowed for greater coverage of fixed costs as compared to prior periods.  As a result, our Waste Management Segment had operating income in the third quarter of 2014 compared to the same period in 2013 and a lower operating loss in the first nine months of 2014 compared to the same period of 2013.  We recognized an operating loss in both periods of 2013 and the first nine months of 2014 because we have not yet consistently achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume. We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.   In addition, we periodically seek amendments to our licenses to expand the waste streams for which we are permitted to dispose (such as recent amendments expanding our LLRW disposal capabilities).

Outlook – Having obtained the final regulatory license needed to commence full scale operations, and with both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we now provide “one-stop shopping” for treatment and disposal of hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. While achieving increased sales volumes could result in operating profits, we currently do not believe we will report any significant levels of Waste Management operating profit until we have started to generate revenues sufficient to cover the high fixed costs of operating our disposal facilities. We were awarded a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller volume waste streams. We have regularly received small volumes of waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving larger Federal LLRW streams for disposal. In the latter half of 2013 and into the third quarter of 2014, we were limited in the volume of waste we could receive for disposal due to the shortage of shipping containers needed to transport LLRW. We have a contract to purchase three shipping containers, the first of which was delivered and placed into service in the latter part of second quarter, the second shipping container was placed into service in the third quarter of 2014 and the third and final shipping container was delivered at the end of the third quarter and was placed into service during the fourth quarter.  We believe the receipt of these containers has resolved our transportation issues as evidenced by our third quarter 2014 positive operating results  We currently expect our Waste Management Segment to report improved operating results in the fourth quarter of 2014 as compared to the same period of 2013.  With the receipt of our recent license amendments and new shipping containers now in service we believe we are positioned to take full advantage of our disposal facilities going forward.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Real Estate Management and Development  –

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(In millions)
Net sales	$10.7	$29.7
Cost of sales	9.9	24.6
Gross margin	.8	5.1
Operating income	$.2	$2.1

General – We obtained a controlling interest in our Real Estate Management and Development Segment in December 2013.  Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. We also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use at December 31, 2013. BMI owns an additional 50% interest in LandWell.  In December 2013 we completed the acquisition of the 31% ownership interest in BMI and the 15% ownership interest in LandWell.  We completed this acquisition to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership of LandWell to 27%, which also resulted in our control of 77% of LandWell.

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

In December 2013 and through the end of October 2014, LandWell has closed or entered into escrow on approximately 300 acres of the residential/planned community and certain other acreage at contracted prices that support the estimated fair value assigned to the land held for development that was acquired with consideration of development costs expected to be incurred after the acquisition date.  See Note 3 to our Condensed Consolidated Financial Statements.  Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs.  Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in Accounting Standards Codification (“ASC”) Topic 976.  In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods.  Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract.  We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

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

Net Sales and Operating Income – A substantial portion of the net sales from our Real Estate Management and Development segment in the third quarter and first nine months of 2014 consisted of revenues from land sales.  We recognized $8.6 million and $23.6 million in revenues on land sales in the third quarter and first nine months of 2014, respectively.  The contracts on these sales include approximately 210 acres of the residential planned community and certain other acreage closed in December 2013 through September of 2014.  Cost of sales related to land sales revenues was $8.2 million and $20.3 million in the third quarter and first nine months of 2014, respectively.  The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts; sales and cost of sales related to water delivery are expected to be relatively consistent from period to period.

Outlook – Having obtained a controlling interest in BMI and LandWell in December 2013, we are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development.  In the near term we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. We expect the development work for the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2015.  As noted above, we do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used to fund ongoing development work for the remainder of these properties.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2014 Compared to 2013

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2014 and 2013 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million and $19.0 million in each of the third quarter and first nine months of 2013 and 2014, respectively.

Insurance Recoveries – Insurance recoveries relate to amounts NL received from certain of its insurance carriers, in which the carriers reimburse NL for a part of its past lead pigment and asbestos litigation defense costs. NL has agreements with certain insurance carriers which also include reimbursement for a portion of NL’s future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when the receipt is probable and determinable.  Substantially all of the $8.8 million insurance recoveries we recognized in the third quarter of 2014 relate to a settlement NL reached with one of its insurance carriers in which it agreed to reimburse NL for a portion of its past litigation defense costs.  See Note 16 to our Condensed Consolidated Financial Statements.

Corporate Expenses and Other Items, Net – Corporate expenses were 25% lower at $8.8 million in the third quarter of 2014 compared to $10.1 million in the same period in 2013 primarily due to lower litigation and related costs at NL in 2014.  Corporate expenses were 15% lower at $31.0 million in the first nine months of 2014 compared to $41.4 million in the same period of 2013, primarily due to lower environmental remediation and related costs and to a lesser extent lower litigation and related costs at NL in 2014.  Included in corporate expense are:

•

litigation and related costs at NL of $2.4 million in the third quarter of 2014 compared to $3.9 million in third quarter of 2013 and $5.9 million in the first nine months of 2014 compared to $8.1 million in the first nine months of 2013 ; and

•

environmental remediation and related expenses of $.3 million in the third quarter of 2014 compared to a credit of $.3 million in third quarter of 2013 and costs of $6.1 million in the first nine months of 2014 compared to $12.7 million in the first nine months of 2013.

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

Overall, we currently expect that our net general corporate expenses in 2014 will be lower than 2013 primarily due to lower expected environmental remediation and related expenses. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2014, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Loss on Prepayment of Debt and Interest Expense – We recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first and third quarters of 2013 related to the voluntary prepayment of our Chemicals Segment’s term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013. See Note 10 to our Condensed Consolidated Financial Statements.

Interest expense increased slightly to $13.8 million in the third quarter of 2014 from $13.7 million in the third quarter of 2013 primarily due to higher average debt balances in the third quarter of 2014 mostly offset by lower average interest rates on outstanding borrowings in the third quarter of 2014 compared to the same period of 2013.  Interest expense decreased to $42.1 million in the first nine months of 2014 from $43.8 million in the first nine months of 2013 primarily due to lower average interest rates on outstanding borrowings in the first nine months of 2014 and slightly lower average debt balances for the first nine months of 2014.  We currently expect our interest expense for all of 2014 will be higher as compared to 2013, as higher overall average debt levels resulting from the new term loan Kronos issued in February 2014 would more than offset the favorable impact of lower average interest rates on outstanding borrowings.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had income tax expense of $15.8 million in the third quarter of 2014 compared to an income tax benefit of $18.9 million in the third quarter of 2013 and income tax expense of $21.1 million in first nine months of 2014 compared to an income tax benefit of $68.0 million in the first nine months of 2013, primarily due to operating losses at Kronos during 2013 compared to operating income during 2014.  In addition, our income tax expense was favorably impacted by an aggregate non-cash income tax benefit of $5.9 million in the second quarter of 2014 related to a net reduction in our reserve for uncertain tax positions.  See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision and for more information about our 2014 tax items.

We have substantial net operating loss carryforwards in Germany (Kronos has the equivalent of $842 million and $127 million for German corporate and trade tax purposes, respectively, at December 31, 2013) and in Belgium (Kronos has the equivalent of $102 million for Belgian corporate tax purposes at December 31, 2013).  At September 30, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such German carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German and Belgian operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net income was $8.8 million in the third quarter of 2014, compared to noncontrolling interest in net loss of $6.7 million in the same period of 2013 and $20.8 million in the first nine months of 2014 compared to noncontrolling interest in net loss of $24.0 million in the same period of 2013. The increase is primarily due to operating income of Kronos in the third quarter and first nine months of 2014 compared to an operating loss in the same periods of 2013.   In addition, $.7 million of noncontrolling interest in net income in the first nine months of 2014 was related to BMI and LandWell which we consolidated in our operating results beginning in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash flows from operating activities decreased from $48.4 million cash provided by operations in the first nine months of 2013 to $15.6 million cash provided by operations in the first nine months of 2014. This $32.8 million net decline in the amount of cash from operations was primarily due to the net effects of the following items:

•	consolidated operating income of $129.7 million in 2014, a $264.2 million improvement compared to an operating loss of $134.5 million in 2013;
•

a $319.5 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2014, primarily due to a significant amount of cash provided by relative changes in Kronos’ inventories in 2013 resulting principally from lower inventory costs;

•

higher net cash paid for income taxes in 2014 of $16.3 million resulting primarily from the timing of certain payments for income taxes and increased profitability at Kronos in 2014 compared to 2013; and

•	lower cash paid for interest in 2014 of $3.4 million, consistent with the lower interest expense we recognized in 2014.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

•

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2013 to September 30, 2014 due to higher average daily net sales resulting from higher sales volumes in the third quarter of 2014 as compared to the fourth quarter of 2013, partially offset by lower selling prices in the third quarter of 2014.

•

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2013 to September 30, 2014 principally due to higher sales volumes in in the third quarter of 2014 as compared to the fourth quarter of 2013, as well as higher inventory volumes offset by lower raw material costs in 2014.

•

CompX’s average DSO increased from December 31, 2013 to September 30, 2014.  Generally, we expect CompX’s average days sales outstanding to increase from December to September as a result of a seasonal increase in sales during the third quarter as compared to the fourth quarter.  Overall, CompX’s September 30, 2014 days sales outstanding compared to December 31, 2013 is in line with our expectations.

•

CompX’s average DSI decreased from December 31, 2013 to September 30, 2014 due to increased sales in the marine components reporting unit offset by the introduction of new products and due to intentional measures to avoid shortages of certain long lead-time components.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2012	September 30, 2013	December 31, 2013	September 30, 2014
Kronos:
Days sales outstanding	61 days	67 days	62 days	68 days
Days sales in inventory	102 days	57 days	75 days	68 days
CompX:
Days sales outstanding	40 days	40 days	35 days	40 days
Days sales in inventory	74 days	70 days	76 days	75 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2013	2014
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$50.2	$13.6
Kronos	60.5	26.4
NL exclusive of its subsidiaries	15.5	16.0
CompX	(7.9)	7.2
BMI	—	4.1
LandWell	—	7.5
WCS	(9.1)	(2.5)
Tremont	(1.0)	4.8
Other	(.4)	(.4)
Eliminations	(59.4)	(61.1)
Total	$48.4	$15.6

Investing Activities –

We spent $49.7 million in capital expenditures during the first nine months of 2014 including:

•	$40.0 million in our Chemicals Segment;
•	$4.1 million in our Waste Management Segment;
•	$3.4 million in our Real Estate Management and Development Segment; and
•	$2.2 million in our Component Products Segment.

Our Waste Management Segment also had $.1 million in expenditures for capitalized permit costs. During the first nine months of 2014 we had net purchases of $1.4 million of marketable securities and released $14.8 million in restricted cash, see Notes 13 and 16 to our Condensed Consolidated Financial Statements.

Financing Activities—

During the nine months ended September 30, 2014, we:

•	borrowed $348.3 million under Kronos’ new term loan and subsequently repaid $1.7 million;
•	repaid $170.0 million under Kronos’ note payable to Contran;
•	borrowed $81.0 million under Kronos’ North American credit facility and subsequently repaid $92.1 million;
•	borrowed a net $15.1 million on Valhi’s credit facility with Contran;
•	repaid $1.7 million under Tremont’s promissory note payable;
•	repaid $.7 million under BMI’s bank note payable; and
•

paid quarterly dividends to Valhi stockholders aggregating $30.4 million ($.05 per share or $17.0 million in the first quarter and $.02 per share or $6.7 million in each of the second and third quarters).

In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries, our Board of Directors reduced our regular quarterly dividend to $.02 per share beginning in the second quarter of 2014.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first nine months of 2014 are primarily comprised of CompX dividends paid to shareholders other than NL, NL dividends paid to shareholders other than us, Kronos dividends paid to shareholders other than us and NL, LandWell dividends paid to shareholders other than us and BMI and BMI dividends paid to shareholders other than us.

Outstanding Debt Obligations

At September 30, 2014, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	Valhi’s $221.6 million outstanding on its $275 million credit facility with Contran which is due no earlier than December 31, 2015;
•	$348.2 million aggregate borrowings under Kronos’ new term loan ($346.7 million carrying amount, net of unamortized original issue discount) due through February 2020;
•	WCS’ financing capital lease with Andrews County, Texas ($67.5 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	Tremont’s promissory note payable ($17.4 million outstanding) due in December 2023;
•	$10.5 million on BMI’s bank note payable, due through January 2025;
•	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020;
•	WCS’ 6.0% promissory notes ($2.4 million outstanding) due in 2014; and
•	approximately $17.6 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ North American and European revolvers and its new term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months of EBITDA of the borrowers.  In December 2013, the lenders under Kronos’ European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but Kronos’ ability to borrow any amounts under the facility was subject to the requirement that the borrowers maintain a specified level of EBITDA.  Kronos met the specified minimum level of EBITDA during the waiver period that ended June 30, 2014.  We are in compliance with all of our debt covenants at September 30, 2014.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  We believe we have alternate sources of liquidity, including cash on hand and borrowings under Kronos’ North American revolver, in order to adequately address any compliance issues which might arise.  Neither Kronos’ new term loan, its North American revolving credit facility, nor Valhi’s credit facility with Contran contains a financial maintenance covenant. See Note 10 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2015) and our long-term obligations (defined as the five-year period ending September 30, 2019, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2014, we had credit available under existing facilities of approximately $231.4 million, which was comprised of:

•	$97.0 million under Kronos’ North American revolving credit facility;
•	$81.0(1) million under Kronos’ European credit facility; and
•	$53.4(2) million under Valhi’s Contran credit facility.
(1)

Based on the terms of Kronos’ European credit facility (including the net debt to EBITDA financial test discussed above), and the borrowers’ EBITDA over the last twelve months ending September 30, 2014, Kronos’ borrowing availability at September 30, 2014 under this facility is approximately 53% of the credit facility, or €64 million.

(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At September 30, 2014, we had an aggregate of $277.9 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $71.1 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$153.5	$71.1
CompX	41.9	—
NL exclusive of its subsidiaries	36.1	—
WCS	12.3	—
LandWell	12.2	—
BMI	12.6	—
Tremont	9.0	—
Valhi exclusive of its subsidiaries	.3	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$277.9	$71.1

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2014 will be approximately $81 million as follows:

•	$68 million by our Chemicals Segment, including approximately $14 million in the area of environmental compliance, protection and improvement;
•	$7 million by our Waste Management Segment including approximately $.1 million in capitalized operating permit costs;
•	$3 million by our Component Products Segment; and
•	$4 million by our Real Estate Management and Development Segment.

In addition:

•	WCS expects to commence payments under capital leases in 2014 for the purchase of 3 transport casks and related trailers totaling approximately $9 million; and
•	LandWell expects to spend approximately $28 million on land development costs during 2014 (which are included in the determination of cash provided by operating activities).

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

At September 30, 2014 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At September 30, 2014 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At September 30, 2014 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2014, based on the 58.0 million shares we held of Kronos common stock at September 30, 2014, we would receive aggregate annual regular dividends from Kronos of $34.8 million. During 2013 NL paid a quarterly cash dividend of $.125 per share.  We received aggregate annual dividends from NL of $20.2 million in 2013 based on the 40.4 million shares we held of NL common stock during 2013.   In February 2014 NL’s Board of Director’s deferred consideration of NL’s first quarter dividend, and no dividend was paid by NL in the quarter.  In May 2014, NL’s Board of Directors suspended NL’s cash dividend.  We do not know if we will receive any cash dividends from NL during 2014.  We did not receive any distributions from WCS during 2013, and we do not expect to receive any distributions from WCS during 2014. We expect that our newest consolidated subsidiaries, BMI and LandWell, which we acquired a controlling interest in during December 2013, will pay cash dividends, but the timing and amount of such dividends are uncertain.  In this regard, we received aggregate dividends from BMI and LandWell of $7.0 million in the first quarter of 2014, but we do not know if we will receive any additional distributions from BMI and LandWell in the remainder of 2014.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend CompX declares is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings and related interest in our Condensed Consolidated Financial Statements. During the 2011 to 2013 time period, WCS borrowed an aggregate $172.4 million from our subsidiary, which we subsequently contributed to WCS’s capital. It is possible WCS will borrow additional amounts from our subsidiary during 2014 under the terms of the revolving credit facility. As amended, WCS can borrow up to $40 million under this facility, which matures in March 2015. WCS had no borrowings outstanding at September 30, 2014 and the full $40 million was available for borrowing.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings and related interest in our Condensed Consolidated Financial Statements. We had no loans to NL during the first nine months of 2014 under this facility, which as amended is due on demand, but in any event no earlier than March 31, 2015 and no later than December 31, 2015. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings and related interest in our Condensed Consolidated Financial Statements. We had no borrowings from Kronos during the first nine months of 2014 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2015. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

In April 2014 after receiving $18.0 million in previously restricted cash, see Note 16 to our Condensed Consolidated Financial Statements, WCS entered into an unsecured revolving demand promissory note with one of our subsidiaries.  The note provides for borrowings from WCS of up to $20 million and bears interest at prime plus 1% (4.25% at September 30, 2014) and is due on demand or on December 31, 2014.  At September 30, 2014 the note had an outstanding balance of $5.3 million.  We also eliminate all intercompany borrowings and related interest in our Condensed Consolidated Financial Statements.  We currently expect to repay such outstanding balances to WCS during the remainder of 2014.

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first nine months of 2014 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2013 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation  of Steven L. Watson, our Chairman of the Board, President and Chief Executive Officer, and Bobby D. O’Brien, our Executive Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

As permitted by the SEC, our assessment of internal control over financial reporting at September 30, 2014 excludes (i) internal control over financial reporting of our equity method investees, (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X and (iii) internal control over financial reporting as it relates to our newly-consolidated subsidiaries BMI and Landwell (as discussed in Note 3 to our Condensed Consolidated Financial Statements, which represented approximately 8% of our consolidated total assets at September 30, 2014). However, our assessment of internal control over financial reporting with respect to our equity method investees did include controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control Over Financial Reporting –

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below and in Note 16 to our Condensed Consolidated Financial Statements, please refer to Note 17 to our Consolidated Financial Statements included in our 2013 Annual Report and Note 16 to our Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2014.

Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB) - We paid the final installment in July 2014, and we and the other defendants have been dismissed with prejudice from this matter.

Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  In October 2014, the plaintiffs filed their second amended complaint, with the same allegations as in their original complaint.  Now excluded from the class are indirect purchasers of titanium dioxide in the states of Iowa, Hawaii, Illinois, Maine, Montana, Nevada, North Dakota, South Dakota, Utah, Vermont and West Virginia.

The Valspar Corporation, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  In October 2014, the court granted our motion to transfer, and the case is now proceeding in the trial court in the U.S. District Court for the Southern District of Texas.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2013 Annual report. There have been no material changes to such risk factors during the first nine months of 2014.

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

VALHI, INC.
(Registrant)
Date	November 7, 2014	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Executive Vice President and Chief Financial Officer)

Date	November 7, 2014	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President and Controller, Principal Accounting Officer)