Form 10-K
period 2014-12-31
VALHI INC /DE/
filed 2015-03-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the fiscal year ended December 31, 2014

Commission file number 1-5467

VALHI, INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 233-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock ($.01 par value per share)	New York Stock Exchange

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

The aggregate market value of the 19.1 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2014 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $122.6 million.

As of March 6, 2015, 339,132,449 shares of the Registrant’s common stock were outstanding.

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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. One of Contran’s wholly-owned subsidiaries held approximately 93% of Valhi’s outstanding common stock at December 31, 2014. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons, Serena Simmons Connelly and Annette Simmons may be deemed to control Contran and us.

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
•

Changes in raw material and other operating costs (such as energy, ore, zinc and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

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

Segments

We have four consolidated reportable operating segments at December 31, 2014:

Chemicals Kronos Worldwide, Inc.

Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), TiO2 is used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics.

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

Waste Management Waste Control Specialists LLC

WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. WCS received a LLRW disposal license in September 2009. The Compact LLRW disposal facility commenced operations in 2012, and the Federal LLRW commenced operations in 2013.

Real Estate Management and Development Basic Management, Inc. and The LandWell Company

We operate in real estate management and development through our majority control of BMI and LandWell. BMI provides utility services to certain industrial and municipal customers and owns real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. In December 2013, we acquired a controlling interest in each of these companies, and they are included in our results of operations and cash flows beginning on January 1, 2014. See Note 3 to our Consolidated Financial Statements.

For additional information about our segments and equity investments see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 7 to our Consolidated Financial Statements.

CHEMICALS SEGMENT—KRONOS WORLDWIDE, INC.

Business Overview

Through our majority-controlled subsidiary, Kronos, we are a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. We, along with our distributors and agents, sell and provide technical services for our products to approximately 4,000 customers in 100 countries with the majority of sales in Europe and North America. We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in domestic and international markets.

TiO2 is a white inorganic pigment used in a wide range of products for its exceptional durability and its ability to impart whiteness, brightness and opacity. TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, food and cosmetics.  TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power (or opacity), which is the ability to cover or mask other materials effectively and efficiently. TiO2 is designed, marketed and sold based on specific end-use applications.

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating, giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3.0% since 1990.  Per capita consumption of TiO2 in Western Europe and the United States far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis.  We believe that Western Europe and North America currently account for approximately 19% and 17% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in South America,

Eastern Europe, the Asia Pacific region and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

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

	2012	2013	2014
Europe	19%	18%	18%
North America	19%	18%	17%

We believe that we are the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2014.  Overall, we are one of the top five producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  We ship TiO2 to our customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of our core TiO2 pigments represented approximately 90% of our net sales in 2014.  We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate TiO2 sales volume by geographic region and end use for the year ended December 31, 2014:

Sales volumes percentages by geographic region		Sales volumes percentages by end-use
Europe	50%	Coatings	56%
North America	33%	Plastics	31%
Asia Pacific	7%	Other	8%
Rest of World	10%	Paper	5%

Some of the principal applications for our products include the following.

TiO2 for coatings - Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings.  The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired.  In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our net sales in 2014:

●

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

●

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

●

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

Manufacturing, Operations and Properties

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments, and in 2014, chloride process production facilities represented approximately 45% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●

Chloride process - The chloride process is a continuous process in which chlorine is used to extract rutile TiO2.  The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used.  The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force.  The chloride process produces an intermediate base pigment with a wide range of properties.

●

Sulfate process - The Sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag.  After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

We produced 511,000 metric tons of TiO2 in 2014, up from the 474,000 metric tons we produced in 2013.  Our production amounts include our share of the output produced by our TiO2 manufacturing joint venture discussed below in “TiO2 Manufacturing Joint Venture.”  Our average production capacity utilization rates were approximately 85%, 86% and 92% of capacity in 2012, 2013 and 2014, respectively.  Our production utilization rates in 2013 were impacted by the previously-reported lockout at our Canadian production facility that began in June 2013.  We operated our Canadian plant at approximately 15% of the plant’s capacity with non-union management employees during the lockout.  Our production rates in 2014 were also impacted by such lockout, as restart of production at the facility did not begin until February 2014.  Our production rates in 2014 were also impacted by the implementation of certain productivity-enhancing improvement projects at other facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Our Chemicals Segment operates four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, our Chemicals Segment has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity in 2014 was 555,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of Kronos’ expected 2015 manufacturing capacity by plant location and type of manufacturing process:

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

Our production capacity has increased by approximately 16% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that our annual attainable production capacity for 2015 is approximately 555,000 metric tons.  While we expect our production capacity rate to be higher in 2015 as compared to 2014, we expect that we will operate at less-than-full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.

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

TiO2 Manufacturing Joint Venture

Kronos Louisiana, Inc., one of our subsidiaries, and Tioxide each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P., or LPC. LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. We and Huntsman share production from the plant equally pursuant to separate offtake agreements.

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

The joint venture is not consolidated in our financial statements, because we do not control it. We account for our interest in the joint venture by the equity method. The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture. We are required to purchase one half of the TiO2 produced by the joint venture. All costs and capital expenditures are shared equally with Huntsman with the exception of feedstock (purchased natural rutile ore or slag) and packaging costs for the pigment grades produced. Our share of net costs is reported as cost of sales as the TiO2 is sold. See Notes 7 and 16 to our Consolidated Financial Statements.

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Tronox Mineral Sands (PTY) LTD under a supply contract that expires in December 2015.  We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015.  We purchase natural rutile ore under contracts primarily from Iluka Resources, Limited (under a new contract entered into in January 2015) and Sierra Rutile Limited both of which expire in 2015.  In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts, and contracts that we may enter into, will meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2014.  We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we purchase sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a supply contract that expires at the end of 2015.  We expect the raw materials purchased under these contracts, and contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase.  The pricing under these agreements is generally negotiated quarterly.

The following table summarizes Kronos’ raw materials purchased or mined in 2014.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants—
Purchased slag or rutile ore	460
Sulfate process plants:
Ilmenite ore mined and used internally	330
Purchased slag	29

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

We sell a majority of our products through our direct sales force operating from six sales offices in Europe and one sales office in North America.  We also utilize sales agents and distributors who are authorized to sell our products in specific geographic areas.  In Europe, our sales efforts are conducted primarily through our direct sales force and our sales agents.  Our agents do not sell any TiO2 products other than Kronos® brand products.  In North America, our sales are made primarily through our direct sales force and supported by a network of distributors.  In addition to our direct sales force and sales agents, many of our sales agents also act as distributors to service our smaller customers in all regions.  We offer customer and technical service to the customers who purchase our products through distributors as as well as to our larger customers serviced by our direct sales force.

Kronos sells to a diverse customer base with only one customer representing 10% or more of our Chemicals Segments’ sales in 2014 (Behr Process Corporation – 10%).  Kronos’ largest ten customers accounted for approximately 35% of our Chemicals Segment’s sales in 2014.

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

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2014, we had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; and Tronox Incorporated.  The top five TiO2 producers account for approximately 54% of the world’s production capacity.  Huntsman completed its purchase of the TiO2 business of Sachtleben Chemie GmbH in 2014, and has also announced its intent to spin-off the consolidated TiO2 business within two years of the acquisition.  In February 2015, Huntsman announced a plan to reduce its TiO2 capacity by approximately 100,000 metric tons at one of its European sulfate process facilities.  DuPont has announced its intent to spin-off its TiO2 operations into a separate publicly traded company by mid-2015.

The following chart shows our estimate of worldwide production capacity in 2014:

Worldwide production capacity—2014
DuPont	16%
Huntsman	13%
Cristal	11%
Kronos	8%
Tronox	6%
Other	46%

DuPont has over one-half of total North American TiO2 production capacity and is our principal North American competitor.

Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut down of various TiO2 plants in France, the United States, the United Kingdom and China. In addition, in May 2011, DuPont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity. Although overall industry demand is expected to be generally higher in 2015 as compared to 2014 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity.  We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications.  Our expenditures for these activities were approximately $19 million in 2012, $18 million in 2013 and $19 million in 2014.  We expect to spend approximately $21 million on research and development in 2015.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since 2009, we have added four new grades for pigments and other applications.

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

Trademarks and trade secrets - Our trademarks, including Kronos®, are covered by issued and/or pending registrations, including in Canada and the United States.  We protect the trademarks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks.  We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security.  We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees

As of December 31, 2014, we employed the following number of people:

Europe	2,110
Canada	330
United States (1)	45
Total	2,485
(1)	Excludes employees of our Louisiana joint venture

Certain employees at each of Kronos’ production facilities are organized by labor unions.  In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, our union employees are covered by a collective bargaining agreement that expires in June 2018.  At December 31, 2014, approximately 85% of Kronos’ worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

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

At Kronos’ sulfate plant facilities in Germany, we recycle spent sulfuric acid either through contracts with third parties or at our own facilities.  In addition, at our German locations we have a contract with a third-party to treat certain sulfate-process effluents.  At our Norwegian plant, we ship spent acid to a third party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes. Typically we establish compliance programs to resolve these matters.  Occasionally, we may pay penalties.  To date such penalties have not involved amounts having a material adverse effect on our financial position, results of operations or liquidity. We believe that all of our facilities are in substantial compliance with applicable environmental laws.

Our Chemicals Segment’s capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $12.3 million in 2014 and are currently expected to be approximately $14 million in 2015.

COMPONENT PRODUCTS SEGMENT—COMPX INTERNATIONAL INC.

Business Overview

Through our majority-controlled subsidiary, CompX, we are a leading manufacturer of security products used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. We are also a leading manufacturer of stainless steel exhaust systems, gauges, and throttle controls primarily for the marine industry. Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers. In December 2012, CompX sold its furniture components reporting unit which included two manufacturing facilities.

Manufacturing, Operations and Products

Security Products. CompX’s security products reporting unit, with one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois shared with CompX’s marine components reporting unit, manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) and TuBar®; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of our security products reporting unit’s sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith distributors and smaller original equipment manufacturers (“OEMs”) via our STOCK LOCKS® distribution program.

Marine Components.  CompX’s marine components reporting unit, with a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois shared with CompX’s security products reporting unit, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats.  Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	steering wheels and other billet aluminum accessories; and
•	dash panels, LED lighting, wire harnesses and other accessories.

Our Component Products Segment operated three manufacturing facilities at December 31, 2014 as shown below. For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Marine Components
Mauldin, South Carolina	Neenah, Wisconsin
Grayslake, Illinois	Grayslake, Illinois

Raw Materials

CompX’s primary raw materials are:

•	zinc and brass (used in the security products for the manufacture of locking mechanisms); and
•	stainless steel (used primarily in the marine components for the manufacture of exhaust headers and pipes and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2014.  Total material costs, including purchased components, represented approximately 49% of our cost of sales in 2014.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity related raw material costs to a certain extent.  We periodically enter into such arrangements for zinc and brass.  We expect commodity related raw material prices to remain relatively stable during 2015; however, these raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.   Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

CompX holds a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than 1 year to 18 years at December 31, 2014.  Our major trademarks and brand names include:

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

In 2014, CompX’s ten largest customers, all customers of its security products reporting unit, accounted for approximately 47% of our Component Product Segment’s total sales.  United States Postal Service and Harley Davidson accounted for approximately 13% and 12%, respectively, of our Component Product Segment’s total sales for the year ended December 31, 2014.  Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

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

Discontinued Operations

On December 28, 2012, CompX completed the sale of its furniture components reporting unit. See Note 3 to our Consolidated Financial Statements.

Employees

As of December 31, 2014, we employed 532 people, all in the United States. We believe our labor relations are good at all of our facilities.

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

Facility, Operations and Services

Our Waste Management Segment operates one waste management facility located on a 1,338-acre site in West Texas. The facility is permitted for 6.5 million cubic yards of airspace landfill capacity for the disposal of RCRA, Toxic Substance Control Act (“TSCA”), Byproduct and LLRW and mixed LLRW wastes. We also own approximately 13,500 acres of additional land surrounding the permitted site, a small portion of which is located in New Mexico, which is available for future expansion. We believe our facility has superior geological characteristics which make it an environmentally-desirable location for this type of waste disposal. The facility is located in a relatively remote and arid section of West Texas. The possibility of leakage into any underground water table is considered highly remote because the ground is composed of Triassic red bed clay, and we do not believe there are any underground aquifers or other usable sources of water below the site based in part on extensive drilling by the oil and gas industry and our own test wells. Pursuant to the requirements of WCS’ LLRW disposal license, the State of Texas, acting by and through the TCEQ, owns the real property for WCS’ licensed “compact waste disposal facility” and leases it back to WCS; and WCS owns the real property for its licensed “federal waste disposal facility”. The remainder of WCS’ permitted site, and the Texas portion of the surrounding land described above, is subject to the sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our Consolidated Financial Statements.

The waste management facility operates under various licenses and permits, including in the following categories:

•

LLRW Disposal. The LLRW disposal license allows WCS to dispose of Class A, B and C LLRW in the Compact LLRW disposal facility and the Federal LLRW disposal facility. The Federal LLRW disposal facility is for LLRW that is the responsibility of the U.S. government under applicable law, and is also permitted for disposal of mixed LLRW. The Compact LLRW disposal facility is licensed to accept LLRW that was either generated in Texas or Vermont, or has been approved for importation to Texas by the Texas Low-Level Radioactive Waste Disposal Compact Commission. Construction of the Compact and Federal LLRW disposal facilities began in January 2011. Both facilities were fully certified and operational in 2012. We accepted our first Compact waste disposal shipments in April 2012, but routine Compact disposal receipts did not occur until July 2012. We received a national disposal contract for our Federal LLRW disposal facility from the Department of Energy (“DOE”) in April 2013, and we have regularly received waste for disposal in the Federal LLRW disposal facility since the end of the second quarter of 2013.

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

•

RCRA/Exempt. Our Waste Management Segment has permits from the TCEQ to accept hazardous wastes governed by RCRA, for treatment, storage and/or disposal. In October 2005, our RCRA permit was renewed for a new ten-year period.  We have obtained additional authority to dispose of certain categories of LLRW, including naturally-occurring radioactive material (“NORM”) and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing). Materials disposed of under these permits and authorizations are disposed of in what we call the “RCRA landfill.”

•

TSCA. Our Waste Management Segment has permits from the U.S. Environmental Protection Agency (“EPA”) to accept toxic wastes governed TSCA, for treatment, storage and/or disposal.  In December 2010, our five-year TSCA authorization was renewed for a new five-year period and in 2012 our TSCA authorization was amended to include our Federal LLRW disposal facility.

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

In February 2015, we sent a notification to the Nuclear Regulatory Commission (“NRC”) expressing our intent to apply for a license for the interim storage of used nuclear fuel at our facility. Currently used nuclear fuel is stored at 63 locations in 33 states.  If approved and constructed, we would become the nation’s first centralized storage facility for such high level waste.  We currently expect to submit a final license application by April 2016, and currently expect the licensing, regulatory requirements and construction process to be completed by December 2020.   If approved and completed, we believe the storage facility will further enhance our one-stop shop for radioactive waste to provide a comprehensive disposal and storage solution for the entire range of waste produced in the nuclear fuel cycle for our customers.  There can be no assurance that we would be successful in obtaining any license for such interim storage of used nuclear fuel.

Sales

Our Waste Management Segment’s target customers are industrial companies, including nuclear utilities, chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate low-level radioactive, hazardous, mixed low-level radioactive and other wastes. We employ our own salespeople to market our services to potential customers. During 2013 we had sales to three customers that each exceeded 10% of our Waste Management Segment’s total sales: Tennessee Valley Authority (30%), Studsvik, Inc. (15%) and the DOE (10%).  During 2014 we had sales to two customers that each exceeded 10% of our Waste Management Segment’s total sales: Zion Solutions (18%), and Sacramento Municipal Utility District (23%).   We have long term agreements with many of our customers.

Competition

The hazardous waste industry (other than LLRW and mixed LLRW) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous waste and efforts on the part of waste generators to reduce the volume of waste and/or manage waste onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services.

Competition within the hazardous waste industry is diverse and based primarily on facility location/proximity to customers, pricing and customer service. We expect price competition to continue to be intense for RCRA- and TSCA-related wastes.

This price competition resulted in minimal use of our RCRA landfill in the past.  Beginning in 2014, we gained the ability to accept a broader range of waste for disposal in the RCRA landfill.  This has increased the use of our RCRA landfill because it has allowed us to be more competitive for “exempt waste,” which is hazardous waste that possesses very low levels of radioactivity and has been exempted by law from management and disposal requirements applicable to LLRW.  We believe our broad range of permits for the treatment, storage and disposal of exempt waste, LLRW and mixed LLRW streams may position us better than our competitors and are a key element of our long-term strategy to provide “one-stop shopping” for exempt waste, LLRW and mixed LLRW.

The LLRW industry is very competitive.  Our principal competitors with respect to LLRW are EnergySolutions, Inc., US Ecology Inc., and Perma-Fix Environmental Services, Inc.  These competitors are well established, and some may have significantly greater resources than we do, which could be important factors to our potential customers.  We believe we may be better positioned than our competitors due to our environmentally-desirable location, a broad level of local community support, a rail transportation network leading to our facility, our capability for future site expansion and the fact that the State of Texas takes title to the LLRW in our Compact disposal facility.

LLRW, mixed LLRW and exempt waste can be and currently is stored in numerous sites around the country and, alternatively, generators can dispose of LLRW, mixed LLRW and exempt waste in facilities operated by us and our competitors.  Many of our customers store these waste streams onsite, which serves as an alternative to our and our competitors’ disposal services.

Facilities that dispose of LLRW, mixed LLRW and exempt waste, such as our facility in Texas, are generally subject to the following requirements:(i) commercial LLRW  disposal facilities can only be licensed by the NRC or states that have an agreement with NRC to assume portions of its regulatory authority (“Agreement States”); (ii) the facilities must be designed, constructed and operated to meet strict safety standards and (iii) the operator of a facility must extensively characterize the site on which the facility is located and analyze how the facility will perform for thousands of years into the future.  Further, certain LLRW disposal sites are restricted from accepting Class B or C LLRW from generators located in states which do not have a formal agreement with the state in which the disposal facility is located (the “Compact”).  Our facility may accept Class B or C LLRW from generators that are not located in a Compact.

Other commercial options are, and may in the future become, available for the disposal of Class B and C LLRW.  One such option offered by one of our competitors is the “downblending” of Class B and C LLRW in order to permit the reclassification and disposal of this waste as Class A LLRW.  WCS does not offer a downblending option to its customers, and WCS does not support downblending because we believe that direct disposal of Class B and C LLRW results in a more environmentally safe solution that is less complex and less likely to be subject to regulatory changes.  In addition, the State of Texas does not permit LLRW to be reclassified as a result of downblending.

Regulatory and Environmental Matters

While the waste management industry has benefited from increased governmental regulation, it has also become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires waste management businesses to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the granting of permits. In addition, governmental policies and the exercise of broad discretion by regulators are subject to change. It is possible our ability to modify, obtain or retain permits on a timely basis could be impaired in the future. The loss of an individual permit or the failure to modify or obtain a permit could have a significant impact on our Waste Management Segment’s future operating plans, financial condition, results of operations or liquidity, especially because we only operate one disposal site. For example, adverse decisions by governmental authorities on our permit applications could cause us to abandon projects, prematurely close our facility or restrict operations. See “Facility, Operations and Services” above for a discussion of some of our Waste Management Segment’s permits. Our RCRA permit for the RCRA landfill expires in 2015.  The TSCA authorization for the RCRA landfill and Federal LLRW disposal facility expires in 2015. We believe our permits will be renewed in the ordinary course of business.  Our byproduct material disposal license expires in 2018 and our LLRW disposal license expires in 2024. Our RCRA permit for the Federal LLRW disposal facility expires in 2018. Our LLRW treatment/storage license was combined into one license with our LLRW disposal license and now expires in 2024. Such permits, licenses and authorizations can be renewed subject to compliance with the requirements of the application process and approval by the TCEQ or the EPA, as applicable.

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

From time to time federal, state and local authorities have proposed or adopted other types of laws and regulations for the waste management industry, including laws and regulations restricting or banning the interstate or intrastate shipment of certain waste, changing the regulatory agency issuing a license, imposing higher taxes on out-of-state waste shipments compared to in-state shipments, reclassifying certain categories of hazardous waste as non-hazardous and regulating disposal facilities as public utilities. Certain states have issued regulations that attempt to prevent waste generated within a particular Compact from being sent to disposal sites outside that Compact. The U.S. Congress has also considered legislation that would enable or facilitate such bans, restrictions, taxes and regulations. Due to the complex nature of industry regulation, implementation of existing or future laws and regulations by different levels of government could be inconsistent and difficult to foresee. While we attempt to monitor and anticipate regulatory, political and legal developments that affect the industry, we cannot assure you we will be able to comply with such developments. Nor can we predict the extent to which legislation or regulations that may be enacted, or any failure of legislation or regulations to be enacted, may affect our operations in the future.

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

Employees

At December 31, 2014, WCS had 193 employees. We believe our labor relations are good.

REAL ESTATE MANAGEMENT AND DEVELOPMENT SEGMENT—BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY

Business Overview

We obtained a controlling interest in our Real Estate Management and Development Segment in December 2013. Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. We also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. BMI owns an additional 50% interest in LandWell. In December 2013 we completed the acquisition of an additional 31% ownership interest in BMI and 15% ownership interest in LandWell. We completed this acquisition to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership of LandWell to 27%, which also resulted in our control of 77% of LandWell including the 50% ownership interest held by BMI. See Notes 3 and 7 to our Consolidated Financial Statements.

Operations and Services

Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004). Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling over 1,200 acres of retail, light industrial, commercial and residential projects in the Henderson, Nevada area. However, a substantial portion of such projects, had been completed prior to the 2008 economic downturn which was particularly acute in the Las Vegas area real estate market which includes Henderson. Following such economic downturn, LandWell’s land sales were substantially reduced as compared to prior years, and LandWell did not recognize any material amount of land sales in the 2008 to 2013 time period. During this time period, LandWell had been primarily focusing on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on such project began in 2007, but LandWell delayed significant development efforts until economic conditions had improved. As general economic conditions improved in 2011 and 2012, LandWell began intensive development efforts of the residential/planned community in 2013 (with LandWell acting as the master developer for all such development efforts). We market and sell our residential/planned community to established home builders in tracts of land that are pre-zoned for a maximum number of home lots. We support the builders efforts to market and sell specific residential homes within our residential/planned community through joint marketing campaign and community wide education efforts.

In addition, BMI delivers utility services to an industrial park located in Henderson, Nevada and is also responsible for the delivery of water to the city of Henderson and various other users through a water delivery system owned by BMI.

Sales

Through December 31, 2014, LandWell has closed or entered into escrow on approximately 300 acres of the residential/planned community and certain other acreage.  Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in Accounting Standards Codification (“ASC”) Topic 976. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Our Real Estate Management and Development Segment’s sales consist principally of land sales and water and electric delivery fees.  During 2014 we had sales to four customers that each exceeded 10% of our Real Estate Management and Development Segment’s total sales: Greystone Nevada (23%), Woodside Homes of Nevada (25%), and Richmond Homes of Nevada (20%) all relate to land sales; the City of Henderson (12%) related to our water delivery services.

Competition

There are multiple new construction residential communities in the greater Las Vegas, Nevada area. We compete with these communities on the basis of location; planned community amenities and features; proximity to major retail and recreational activities; and the perception of quality of life within the new community. We believe our residential/planned community is unique within the greater Las Vegas area due to its location and planned amenities which include: 490 acres of major and neighborhood parks and open space interconnected with major regional trails and parks; and features that no other new construction residential community currently offers including builder floorplans designed exclusively for our community. We are marketing our residential/planned community to builders who target a range of home buyers to maximize sales.

Regulatory and Environmental Matters

We and the subcontractors we use must comply with many federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development. Our operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes. Our operations also are subject to federal, state and local laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Employees

At December 31, 2014, BMI had 23 employees. We believe our labor relations are good.

OTHER

NL Industries, Inc.—At December 31, 2014, NL owned 87% of CompX and 30% of Kronos. NL also owns 100% of EWI RE, Inc., an insurance brokerage and risk management services company and also holds certain marketable securities and other investments. See Note 16 to our Consolidated Financial Statements for additional information.

Tremont LLC—Tremont is primarily a holding company through which we hold our 63% ownership interest in BMI and our 77% ownership interest in LandWell. Such 77% ownership interest in LandWell includes 27% we hold directly and 50% held by a subsidiary of BMI.

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

Listed below are certain risk factors associated with us and our businesses. See also certain risk factors discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”  In addition to the potential effect of these risk factors, any risk factor which could result in reduced earnings or increased operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

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

In addition, a significant portion of our assets consist of ownership interests in our subsidiaries. If we were required to liquidate any of such securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times at which we would not be able to realize what we believe to be the long-term value of such assets.

Demand for, and prices of, certain of our products are influenced by changing market conditions for our products, which may result in reduced earnings or operating losses.

Approximately 90% of our Chemicals Segment’s revenues are attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand. Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability. In periods of increasing demand, our Chemicals Segment’s selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our Chemicals Segment’s `selling prices and profit margins generally tend to decrease. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases. Our ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, our profitability may become even more dependent upon the selling prices of our products.

The TiO2 industry is concentrated and highly competitive and we face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global market in which we operate our Chemicals business is concentrated with the top five TiO2 producers accounting for our 50% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our TiO2 products if their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels. We experienced significantly higher ore costs in 2012 which carried over into 2013. We have seen moderation in the purchase cost of third-party feedstock ore in 2013 and throughout 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013. We may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our TiO2 selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

We have long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2016. While we believe we will be able to renew these contracts, there can be no assurance we will be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration.  Our current agreements (including those entered into in January 2015) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $532 million in years subsequent to December 31, 2014.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $164 million at December 31, 2014. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Certain of the raw materials used in our Component Product Segment’s products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our component product selling prices or reductions in other operating costs.

We could incur significant costs related to legal and environmental remediation matters.

NL formerly manufactured lead pigments for use in paint. NL and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims. The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. As with all legal proceedings, the outcome is uncertain. Any liability we might incur in the future could be material. See also Item 3—“Legal Proceedings—Lead Pigment Litigation-NL.”

Certain properties and facilities used in our and NL’s former operations are the subject of litigation, administrative proceedings or investigations arising under various environmental laws. These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources. Some of these proceedings involve claims for substantial amounts. Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material. See also Item 3—“Legal Proceedings—Environmental Matters and Litigation.”

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

Historically, our Component Products Segment’s ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success. We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features we introduce will achieve the same degree of success that we have achieved with our existing products. Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials. As we attempt to introduce new product features in the future, we do not know if we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.

Our Component Products Segment relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain intellectual property rights in our technology and designs. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. Others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Further, we do not know if any of our pending trademark or patent applications will be approved. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights. In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

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

Our Waste Management Segment is required to comply with various federal, state and local regulations, as well as comply with the terms of our operating permits and licenses as they may be modified or amended. Failure to comply with any such regulation or permit requirements, or failure to obtain renewals, could adversely impact our operations. In addition, we must be successful in obtaining new business from our commercial and governmental customers in order to effectively operate our Compact and Federal LLRW disposal facilities. Third parties may from time to time seek to challenge our current operating licenses and permits. We do not know if we will be successful in obtaining such new business. Failure to obtain a sufficient amount of new business to effectively operate our LLRW disposal facilities could adversely impact our earnings and decrease our liquidity.

Our Real Estate Management and Development Segment owns a significant amount of real property in Henderson, Nevada.  A prolonged downturn in the local real estate market in Nevada could negatively impact our ability to successfully complete the development of such real property.

A substantial portion of the revenues and assets associated with our Real Estate Management and Development Segment relate to certain real estate under development in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. A prolonged downturn in the local real estate market in Nevada or other events could negatively impact our ability to successfully complete the development of such real property, either by requiring us to incur future development costs in excess of our current estimates, or by resulting in selling prices for future retail land sales lower than what we currently expect.  If any of these events were to occur, revenue and profits in our Real Estate Management and Development segment may be significantly and negatively affected.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We have a significant amount of debt, primarily related to Kronos’ term loan, our loan from Contran Corporation, our loans from Snake River Sugar Company and the WCS financing capital lease. As of December 31, 2014, our total consolidated debt was approximately $934.1 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with our indebtedness, we are committed to pay approximately $537.2 million in 2015. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Our businesses may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity. We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all, in the current credit markets. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

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

We along with our subsidiaries: Kronos, CompX, WCS and NL lease office space for our principal executive offices in Dallas, Texas. Our BMI and LandWell subsidiaries’ principal offices are in an owned building in Henderson, Nevada. A list of operating facilities for each of our subsidiaries is described in the applicable business sections of Item 1—“Business.” We believe our facilities are generally adequate and suitable for their respective uses.

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

●

we have never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

●	no final, non-appealable adverse verdicts have ever been entered against us, and
●

we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a twenty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed on or behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In one of these lead pigment cases, in April 2000 we were served with a complaint (County of Santa Clara v. Atlantic Richfield Company, et al, Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and seeks its abatement.  In July and August 2013, the case was tried.  In January 2014, the Court issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, we filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court. NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and we will defend vigorously against all claims.

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

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800.)  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign.  In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.  In March 2012, the trial court judge decertified the class.  In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order, and in August 2012 the appellate court granted plaintiffs permission to appeal.  In March 2013, the appellate court agreed with the trial court’s rationale regarding legislative requirements to screen children’s blood lead levels and remanded the case for further proceedings in the trial court.  In July 2013, plaintiffs moved to vacate the decertification.  In October 2013, the judge denied plaintiffs’ motion to vacate the decertification of the class.  In March 2014, plaintiffs filed a new class certification motion.

Between January 2007 and May 2011, we were served with nine complaints filed in the Circuit Court in Milwaukee County, Wisconsin or in the United District Court, Eastern District of Wisconsin.  The plaintiffs are 173 minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include NL, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company.  Property owners are also defendants in each of the cases.  Two of the cases remained in State Court (Clark and Williams); four were removed to Federal court (Burton, Owens, B. Stokes, and Gibson); and three were filed in Federal Court (Sifuentes, Allen and Valoe).  In December 2014, all of these cases as to NL were all dismissed with prejudice.

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

Certain properties and facilities used in NL’s former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, NL is currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the EPA’s Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for these costs, in most cases NL is only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, NL is also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate for numerous reasons including the:

●	complexity and differing interpretations of governmental regulations;
●	number of PRPs and their ability or willingness to fund such allocation of costs;
●	financial capabilities of the PRPs and the allocation of costs among them,;
●	solvency of other PRPs;
●	multiplicity of possible solutions;
●	number of years of investigatory, remedial and monitoring activity required;
●

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims; and

●	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. Recoveries recognized at December 31, 2013 and 2014 are not significant.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which NL’s wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations. At December 31, 2014, NL had accrued approximately $110 million related to approximately 47 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $149 million, including the amount currently accrued.

We believe that it is not possible to estimate the range of costs for certain sites. At December 31, 2014, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not we actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2006, we and several other PRPs received a Unilateral Administrative Order (“UAO”) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936.  Doe Run is also named in the Order. In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement.  In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run.  In the fourth quarter of 2013, Doe Run completed the remainder of the construction work. A Removal Action Report and Post-Removal Site Control plan will be submitted to the EPA in 2015.

In June 2008, we received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey.  NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s.  NJDEP referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.”  In 2012, EPA notified NL of its potential liability at this site.  In May 2013, EPA issued its Record of Decision for the site.  In June 2013, NL filed a contribution suit under CERCLA and the New Jersey Spill Act titled NL Industries, Inc. v. Old Bridge Township, et al. (United States District Court for the District of New Jersey, Civil Action No. 3:13-cv-03493-MAS-TJB) against the current owner, Old Bridge Township, and several federal and state entities NL alleges designed and operated the site and who have significant potential liability as compared to NL which is alleged to have been a potential source of material placed at the site by others.  NL’s suit also names certain former NL customers of the former NL facility alleged to be the source of some of the materials.  In January 2014, EPA issued a UAO to NL for clean-up of the site based on the EPA’s preferred remedy set forth in the Record of Decision.   NL is in discussions with EPA about NL’s performance of a defined amount of the work at the site and is otherwise taking actions necessary to respond to the UAO.  If these discussions and actions are unsuccessful, NL will defend vigorously against all claims while continuing to seek contribution from other PRPs.

In September 2008, we received a Special Notice letter from the EPA for liability associated with the Tar Creek Superfund site in Ottawa County (Tar Creek) Oklahoma and a demand for related past and future costs.  We responded with a good-faith offer to pay certain of the EPA’s past costs and to complete limited work in the areas in which we operated.  In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site.  We are involved in an ongoing dialogue with the EPA and the State of Oklahoma regarding a potential settlement.

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

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc.  d/b/a NY/NJ Baykeeper et al. v.  NL Industries, Inc.  et al.  (United States District Court, District of New Jersey, Case No.  3:09-cv-04117).  This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs.  We have denied liability and will defend vigorously against all claims

In June 2011, we were served in ASARCO LLC v.  NL Industries, Inc., et al.  (United States District Court, Western District of Missouri, Case No.  4:11-cv-00138-DGK).  The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S.  Government during its Chapter 11 bankruptcy in relation to the Tar Creek site, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri.  We have denied liability and will defend vigorously against all of the claims.  In the second quarter of 2012, NL filed a motion to stay the case.  In the first quarter of 2013, NL’s motion was granted and the court entered an indefinite stay.  In the first quarter of 2015, Asarco was granted permission to seek an interlocutory appeal of that stay order.  If an appeal is permitted, NL will vigorously defend the trial court’s decision to stay the litigation.

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

In March 2013, NL received Special Notice from EPA for Operable Unit 1, residential area, at the Big River Mine Tailings Superfund Site in St. Francois County, Missouri.  The site encompasses approximately eight former mine and mill areas, only one of which is associated with former NL operations, as well as adjacent residential areas.  NL initiated a dialog with EPA regarding a potential settlement for this operable unit.

In September 2013, EPA issued to NL and 34 other PRPs general notice of potential liability and a demand for payment of past costs and performance of a Remedial Design for the Gowanus Canal Superfund Site in Brooklyn, New York.  In March 2014, EPA issued a UAO to NL and approximately 27 other PRPs for performance of the Remedial Design at the site.  EPA contends that NL is liable as the alleged successor to the Doehler Die Casting Company, and therefore responsible for any potential contamination at the Site resulting from Doehler’s ownership/operation of a warehouse and a die casting plant it owned 90 years ago. NL believes that it has no liability at the Site.  NL is currently in discussions with EPA regarding a de minimis settlement and is otherwise taking actions necessary to respond to the UAO. If these discussions are unsuccessful, NL will continue to deny liability and will defend vigorously against all of the claims.

See also Item 1 “Regulatory and Environmental Matters.”

Other—We have also accrued approximately $8.5 million at December 31, 2014 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Common Stock and Dividends—Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of March 6, 2015, there were approximately 2,090 holders of record of our common stock. The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated. On March 6, 2015 the closing price of our common stock was $6.28.

	High	Low	Cash dividends paid
Year ended December 31, 2013
First Quarter	$16.89	$12.74	$.05
Second Quarter	16.60	12.68	.05
Third Quarter	20.71	13.25	.05
Fourth Quarter	19.86	14.28	.05
Year ended December 31, 2014
First Quarter	$16.40	$8.82	$.05
Second Quarter	8.08	4.99	.02
Third Quarter	7.95	6.53	.02
Fourth Quarter	6.41	4.81	.02
First Quarter 2015 through March 6	$6.54	$5.31	$—

We paid regular quarterly cash dividends of $.05 per share during 2013 and the first quarter of 2014. In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries, our Board of Directors reduced our regular quarterly dividend to $.02 per share effective with the second quarter 2014 dividend payment and such $.02 cash dividend per share was paid in the second, third and fourth quarters of 2014. In February 2015, our board of directors declared a first quarter 2015 dividend of $.02 per share to be paid on March 26, 2014 to stockholders of record as of March 9, 2014. However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual or other requirements and restrictions and other factors deemed relevant by our Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph—Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2009 through December 31, 2014. The graph shows the value at December 31 of each year assuming an original investment of 100 at December 31, 2009, and assumes the reinvestment of our regular quarterly dividends in shares of our stock.

	December 31,
	2009	2010	2011	2012	2013	2014
Valhi common stock	$100	$162	$447	$282	$401	$148
S&P 500 Composite Stock Price Index	100	115	117	136	180	205
S&P 500 Industrial Conglomerates Index	100	119	120	143	202	205

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

Equity Compensation Plan Information—We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2014, an aggregate of 177,000 shares were available for future award under this plan. See Note 14 to our Consolidated Financial Statements.

Treasury Stock Purchases—In March 2005, our board of directors authorized the repurchase of up to 5.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. In November 2006, our board of directors authorized the repurchase of an additional 5.0 million shares. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 14 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2010	2011	2012	2013(1)	2014(1)
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$1,449.7	$1,943.3	$1,976.3	$1,732.4	$1,651.9
Component products	76.1	79.8	83.2	92.0	103.9
Waste management	7.7	2.0	27.8	39.2	66.5
Real estate management and development(1)	—	—	—	—	40.3
Total net sales	$1,533.5	$2,025.1	$2,087.3	$1,863.6	$1,862.6
Operating income (loss):
Chemicals	$183.2	$553.0	$366.8	$(125.4)	$156.8
Component products	5.9	6.4	5.4	9.3	13.6
Waste management	(30.8)	(38.0)	(26.8)	(22.6)	(2.2)
Real estate management and development(1)	—	—	—	—	2.0
Total operating income (loss)	$158.3	$521.4	$345.4	$(138.7)	$170.2
Net income (loss)	$63.8	$295.0	$222.1	$(126.9)	$79.5
Amounts attributable to Valhi stockholders:
Income (loss) from continuing operations	$50.7	$214.5	$141.4	$(98.0)	$53.8
Income (loss) from discontinued operations	(.4)	3.0	18.4	—	—
Net income(loss)	$50.3	$217.5	$159.8	$(98.0)	$53.8
DILUTED EARNINGS PER SHARE DATA:
Net income (loss)attributable to Valhi stockholders:
Income (loss) from continuing operations	$.14	$.63	$.41	$(.29)	$.16
Income (loss) from discontinued operations	—	.01	.06	—	—
Net income (loss)	$.14	$.64	$.47	$(.29)	$.16
Cash dividends	$.133	$.158	$.192	$.20	$.11
Weighted average common shares outstanding	343.0	342.1	342.0	342.0	342.0
STATEMENTS OF CASH FLOW DATA:
Cash provided by (used in):
Operating activities	$122.2	$292.4	$71.9	$117.1	$67.3
Investing activities	(93.1)	(220.9)	100.9	(56.2)	(55.1)
Financing activities	228.6	(299.8)	96.0	(286.2)	110.2
BALANCE SHEET DATA (at year end):
Total assets	$2,714.3	$2,838.0	$3,170.5	$2,967.2	$2,967.2
Long-term debt	922.9	717.4	880.5	741.8	924.8
Valhi stockholders’ equity	541.8	657.2	733.6	601.3	477.6
Total equity	818.2	993.0	1,091.7	992.8	813.9
(1)

In December 2013 we acquired a controlling interest in BMI, Inc. and The LandWell Company and they are included in our Consolidated Balance Sheet beginning at December 31, 2013, and in our Consolidated Statement of Operations beginning January 1, 2014.  See Note 3 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Waste Control Specialists LLC (“WCS”), Tremont LLC, Basic Management, Inc. (“BMI”) and the LandWell Company (“LandWell”).   Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE MKT: CIX) each file periodic reports with the SEC.

We have four consolidated reportable operating segments:

●

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

●

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

●

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

●

Real Estate Management and Development—We operate in real estate management and development through our majority control of BMI and LandWell. BMI provides utility services to certain industrial and municipal customers and owns real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. In December 2013, we acquired a controlling interest in each of these companies, and they are included in our results of operations and cash flows beginning on January 1, 2014. See Note 3 to our Consolidated Financial Statements.

Income From Continuing Operations Overview

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014—

We reported income from continuing operations attributable to Valhi stockholders of $53.8 million or $.16 per diluted share in 2014 compared to a loss from continuing operations attributable to Valhi stockholders of $98.0 million or $.29 per diluted share in 2013.

Our income from continuing operations attributable to Valhi stockholders increased from 2013 to 2014 primarily due to the net effects of:

●	operating income from our Chemicals Segment in 2014 compared to an operating loss in 2013;
●

an aggregate non-cash gain related to our purchase of controlling interest in BMI and LandWell in December 2013, consisting of (i) a gain from the remeasurement of our existing interest in BMI and LandWell to estimated fair value and (ii) a bargain purchase gain related to the additional interest in BMI and LandWell acquired in 2013;

●	a loss on the prepayment of debt in 2013;
●	lower environmental remediation and related expenses in 2014;
●	higher insurance recoveries recognized in 2014;
●	a lower operating loss at our Waste Management segment in 2014; and
●	inclusion of operating income from our Real Estate Management and Development Segment beginning January 1, 2014.

Our diluted earnings per share attributable to Valhi stockholders in 2014 includes:

●	an aggregate non-cash income tax benefit of $.01 per diluted share (mostly in the second quarter) related to a net reduction in our reserve for uncertain tax positions; and
●	insurance recoveries of $.03 per diluted share.

Our diluted loss per share from continuing operations attributable to Valhi stockholders in 2013 includes:

●	a gain of $.14 per diluted share related to our purchase of a controlling interest in BMI and LandWell in December 2013;
●	insurance recoveries of $.02 per diluted share;
●	a charge of $.01 per diluted share per diluted share related to the voluntary prepayments of the entire $390 million principal amount of Kronos’ term loan; and
●	a charge of $.05 per diluted share related to a litigation settlement of Kronos.

We discuss these amounts more fully below.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2013—

We reported a loss from continuing operations attributable to Valhi stockholders of $98.0 million or $.29 per diluted share in 2013 compared to income from continuing operations of $141.4 million or $.41 per diluted share in 2012.

Our loss from continuing operations attributable to Valhi stockholders decreased from 2012 to 2013 primarily due to the net effects of:

●

an operating loss from our Chemicals Segment in 2013 compared to operating income in 2012, partially offset by increased operating income from our Component Products Segment and a decrease in the operating loss at our Waste Management Segment;

●

an aggregate non-cash gain related to our purchase of a controlling interest in BMI and LandWell in December 2013, consisting of (i) a gain from the remeasurement of our existing interest in BMI and LandWell to estimated fair value and (ii) a bargain purchase gain related to the additional interest in BMI and LandWell acquired;

●	a gain from the sale of our TIMET common stock in 2012;
●	a real-estate related litigation settlement gain in 2012;
●	a gain on excess property sales in 2012;
●	a goodwill impairment in 2012;
●	a higher loss on prepayment of debt in 2013 as compared to 2012 as a result of redeeming the Kronos term loan; and
●	higher general expenses in 2013, primarily due to increased environmental remediation and related expenses.

Our diluted loss per share from continuing operations attributable to Valhi stockholders in 2013 includes:

●	a gain of $.14 per diluted share related to our purchase of a controlling interest in BMI and LandWell in December 2013;
●	insurance recoveries of $.02 per diluted share;
●	a charge of $.01 per diluted share per diluted share related to the voluntary prepayments of the entire $390 million principal amount of Kronos’ term loan; and
●	a charge of $.05 per diluted share related to a litigation settlement of Kronos.

Our diluted earnings per share from continuing operations attributable to Valhi stockholders in 2012 includes:

●	a gain of $.04 per diluted share related to the sale of our TIMET common stock;
●	income of $.02 per diluted share related to a litigation settlement gain;
●	income of $.01 per diluted share related to a gain on the sale of excess property;
●	a loss of $.02 per diluted share related to a goodwill impairment; and

●	a loss on the prepayment of debt of $.01 per diluted share.

We discuss these amounts more fully below.

Current Forecast for 2015—

We currently expect to report higher income from continuing operations attributable to Valhi stockholders for 2015 as compared to 2014 primarily due to the net effects of:

●	improved operating results at WCS in 2015 as we expect more revenue from the Compact and Federal LLRW disposal facilities which experienced shipment delays in the first half of 2014; and
●	lower expected insurance recoveries received in 2015 compared to 2014.

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

Our “critical accounting policies” relate to amounts having a material impact on our financial position and results of operations, and that require our most subjective or complex judgments. See Note 1 to our Consolidated Financial Statements for a detailed discussion of our significant accounting policies.

●

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

At December 31, 2014, the carrying value (which equals their fair value) of substantially all of our marketable securities approximated the cost basis of each investment. Our investment in The Amalgamated Sugar Company LLC represents approximately 97% of the aggregate carrying value of all of our marketable securities at December 31, 2014. The $250 million carrying value is equal to its cost basis.

●

Goodwill—Our net goodwill totaled $379.7 million at December 31, 2014 resulting primarily from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

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

For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment. We also consider control premiums when assessing fair value. Substantially all of the goodwill for our Component Products Segment relates to our security products reporting unit. Since 2013, we have used the qualitative assessment of ASC 350-20-35 for our annual impairment test of our security products reporting unit and determined it was not necessary to perform the two-step quantitative goodwill impairment test, as we concluded it is more likely than not that the fair value of the security products reporting unit exceeded its carrying amount.

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

We performed our annual goodwill impairment test in the third quarter of 2014 for each of our reporting units and concluded there was no impairment of the goodwill for those reporting units. Such impairment test as it relates to our security products reporting unit was based on our qualitative assessment, and as a result a quantitative assessment was not required for such reporting unit for 2014.

●

Long-lived assets—We assess our long-lived assets, consisting principally of property, equipment, land held for development and capitalized operating permit costs for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist. As a result of continued operating losses, certain long-lived assets of our Waste Management Segment were evaluated for impairment as of December 31, 2014. WCS has had limited operations as it sought regulatory approval for several licenses it needs for full scale operations. WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009. In January 2010 WCS received a LLRW disposal permit. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012 and commenced operations in the second quarter of 2013. Revenues in 2013 dropped significantly in the latter half of 2013 and the first half of 2013 as customers were unable to ship waste to WCS as a result of an industry-wide shortage of approved shipping containers. The three shipping containers WCS ordered in 2012 were placed into service in 2014. Shipping volumes increased significantly in the third and fourth quarters of 2014 reflecting the industry-wide easing of transportation issues and WCS had positive gross margins on an annual basis in 2014 for the first time in its history. Our impairment analysis is based on estimated future undiscounted cash flows of WCS’ operations, and this analysis indicated no impairment was present at December 31, 2014 and that the carrying value of WCS is recoverable as the aggregate future undiscounted cash flow estimate exceeded the carrying value of WCS’ net assets by at least two times. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as the timing and amounts of revenue associated with our LLRW facilities, forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 65%), it is reasonably likely we would conclude an impairment was present. At December 31, 2014 the carrying value of WCS’ total assets was $257.7 million.

No other long-lived assets in our other reporting units were tested for impairment during 2014 because there were no circumstances indicating an impairment might exist.

●

Percentage completion revenue recognition—Certain real estate land sales by our Real Estate Management and Development segment (generally land sales associated with our residential/planned community) require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of selling price.  To date all of the land sales associated with the residential/planned community have been recognized under the percentage-of-completion method of accounting in accordance with ASC 970-605-30.  Under such method, revenues and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred.  Such costs incurred and total estimated costs include amounts specifically identifiable with the parcels sold as well as certain development costs for the entire residential/planned community which are allocated to the parcels sold under applicable GAAP. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period.  The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.

●

Benefit plans—We provide a range of benefits including various defined benefit pension and other postretirement benefits (“OPEB”) for our employees. We record annual amounts related to these plans based upon calculations required by GAAP, which make use of various actuarial assumptions, such as: discount rates, expected rates of returns on plan assets, compensation increases, employee turnover rates, expected mortality rates and expected health care trend rates. We review our actuarial assumptions annually and make modifications to the assumptions based on current rates and trends when we believe appropriate. As required by GAAP, modifications to the assumptions are generally recorded and amortized over future periods. Different assumptions could result in the recognition of materially different expense amounts over different periods of times and materially different asset and liability amounts in our Consolidated Financial Statements. These assumptions are more fully described below under “—Assumptions on Defined Benefit Pension Plans and OPEB Plans.”

●

Income taxes—We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, at December 31, 2014 we have substantial net operating loss carryforwards in Germany (the equivalent of $738 million for German corporate purposes and $94 million for German trade tax purposes) and Belgium (the equivalent of $87 million for Belgian corporate tax purposes).  At December 31, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate losses in our German and Belgian operations for an extended period of time, or if applicable law were to change such that the carry forward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our tax position will not prevail with the applicable tax authorities. From time to time, tax authorities will examine certain of our income tax returns. Tax authorities may interpret tax regulations differently than we do. Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2014. See Note 12 to our Consolidated Financial Statements.

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

●

Litigation and environmental liabilities—We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. In accordance with applicable GAAP for accounting for contingencies, we record accruals for these liabilities when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2014 we have recorded total accrued environmental liabilities of $118.5 million.

●

Business combinations—During 2013, we acquired a controlling interest in BMI and LandWell. We previously held a noncontrolling interest in each of these companies. The application of the purchase method of accounting for business combinations requires us to use significant estimates and assumptions in the determination of the estimated fair value of assets acquired and liabilities assumed; it also requires us to remeasure our existing ownership interest in these companies to estimated fair value. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions we believe are reasonable, and when appropriate, include assistance from independent third-party valuation firms. We finalized our determination of fair value as it related to the business acquired during the fourth quarter of 2014.  See Note 3 to our Consolidated Financial Statements.

Operating income (loss) for each of our four operating segments is impacted by certain of these significant judgments and estimates, as summarized below:

●

Chemicals—allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investments, goodwill and other long-lived assets, benefit plans; and loss accruals.

●	Component Products—impairment of goodwill and long-lived assets and loss accruals.
●	Waste Management—impairment of long-lived assets and loss accruals.
●	Real Estate Management and Development—impairment of long-lived assets and revenue recognition under the percentage-of-completion method of accounting.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investees, defined benefit pension and OPEB plans, and loss accruals.

Segment Operating Results—2013 Compared to 2014 and 2012 Compared to 2013

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

The factors having the most impact on our reported operating results are:

●	Our TiO2 sales and production volumes,
●	TiO2 selling prices,
●	Manufacturing costs, particularly raw materials such as third-party feedstock ore, maintenance and energy-related expenses, and
●	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Our key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes and the cost of our third-party feedstock ore. TiO2 selling prices generally follow industry trends and the selling prices will increase or decrease generally as a result of competitive market pressures.

	Years ended December 31,			% Change
	2012	2013	2014	2012-13	2013-14
	(Dollars in millions)
Net sales	$1,976.3	$1,732.4	$1,651.9	(12)%	(5)%
Cost of sales	1,418.2	1622.6	1,304.6	14%	(20)%
Gross margin	$558.1	$109.8	$347.3	(80)%	216%
Operating income (loss)	$366.8	$(125.4)	$156.8	(134)%	225%
Percent of net sales:
Cost of sales	72%	94%	79%
Gross margin	28%	6%	21%
Operating income (loss)	18%	(7)%	9%
TiO2 operating statistics:
Sales volumes*	470	498	496	6%	—%
Production volumes*	469	474	511	1%	8%
Production rate as percent of capacity	85%	86%	92%
Percent change in TiO2 net sales:
TiO2 product pricing				(19)%	(6)%
TiO2 sales volumes				6	—
TiO2 product mix				—	—
Changes in currency exchange rates				1	1
Total				(12)%	(5)%
*	Thousands of metric tons

Industry conditions and 2014 overview – After about a year of decreasing selling prices within the TiO2 industry, our Chemicals Segment’s TiO2 selling prices were generally stable during the second half of 2013.  However, as a result of competitive pressures, our average selling prices decreased throughout 2014, and our Chemicals Segment’s average selling prices at the end of 2014 were 9% lower than at the end of 2013, with lower prices in all major markets, most notably in certain export markets.  Our Chemicals Segment experienced significantly lower sales to our generally lower-margin export markets in the first half of 2014 compared to the same period of 2013 while other major markets remained steady; however, we experienced higher sales in most major markets, including the export markets, in the second half of 2014 as compared to the second half of 2013.  Demand for TiO2 products has generally been stable in 2014 in most European and U.S. markets.

We operated our Chemicals Segment’s production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While our production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at our Chemicals Segment’s Canadian production facility that ended in December 2013, our utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  We operated our production facilities at overall average capacity utilization rates of 90%, 97% 96% and 86% in the first, second, third and fourth quarters of 2014, respectively.  Our production rates in the fourth quarter of 2014 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Our cost of sales per metric ton of TiO2 sold in 2013 (particularly in the first quarter) was significantly higher than TiO2 sold in 2014, as a substantial portion of the TiO2 products we sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.  We have seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and throughout 2014, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.

Net Sales—Our Chemicals Segment’s net sales decreased 5% or $80.5 million in 2014 compared to 2013, primarily due to a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $104 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes remained relatively stable in 2014 as compared to 2013 as slightly higher sales in Europe were offset by lower sales in certain export markets.  In addition, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $12 million, or 1%, as compared to 2013.

Our Chemicals Segment’s net sales decreased 12% or $243.9 million in 2013 compared to 2012, primarily due to the net effects of a 19% decrease in average TiO2 selling prices (which decreased net sales by approximately $375 million) and a 6% increase in sales volumes (which increased net sales by approximately $119 million).

Our Chemicals Segment’s sales volumes increased 6% in 2013 as compared to 2012 due to increased customer demand primarily in European and certain export markets, partially offset by decreased demand in North American markets. In addition, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $18 million, or 1%, as compared to 2012.

Cost of Sales—Our Chemicals Segment’s cost of sales decreased $318.0 million or 20% in 2014 compared to 2013 due to the net impact of lower raw materials and other production costs of approximately $250 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), an 8% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales improved to 79% in 2014 compared to 94% in 2013, primarily due to the net effects of lower raw material and other production costs and the lower average TiO2 selling prices discussed above. In addition, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at the Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for our Canadian workforce, each of which were charged directly to cost of sales as discussed below.

Unionized employees in our Canadian TiO2 production facility were covered by a collective bargaining agreement that expired June 15, 2013.  The Canadian facility represents approximately 19% of our worldwide TiO2 production capacity.  The union employees represented by the Confederation des Syndicat National (“CSN”) rejected our revised global offer, and we declared a lockout of unionized employees upon the expiration of the existing contract.  Effective the end of November 2013, a new collective bargaining agreement was reached with CSN and production at the facility resumed in February 2014.  During the lockout we operated our Canadian plant at approximately 15% of the plant’s capacity with non-union management employees.  The reduction in our TiO2 production volumes at our Canadian facility resulted in approximately $19 million of unabsorbed fixed production and other manufacturing costs that were charged directly to cost of sales.  In addition, we recognized approximately $9 million in expenses associated with reaching a new collective bargaining agreement, consisting of a net $7 million non-cash charge due to the curtailment of one of our Canadian defined benefit pension plans and our Canadian other postretirement benefit plan and approximately $2 million of severance and other back-to-work expenses.

Our Chemicals Segment’s cost of sales increased $204.4 million or 14% in 2013 compared to 2012 due to the net impact of higher raw materials and other production costs of approximately $115 million (primarily caused by the higher third-party feedstock ore costs), a 6% increase in sales volumes, and a 1% increase in both production volumes and currency fluctuations (primarily the euro). Our cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products we sold in the first quarter of 2012 (and a portion of the TiO2 products we sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products we sold in the first quarter of 2013 (and a portion of the TiO2 products we sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012. As expected, the cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012 primarily due to the lower feedstock ore costs as discussed and quantified above. Cost of sales as a percentage of net sales increased to 94% in 2013 compared to 72% in 2012 primarily due to the combined effects of higher raw materials and other production costs and the lower average TiO2 selling prices as discussed above. In addition as discussed above, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at the Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for our Canadian workforce, each of which were charged directly to cost of sales.

We reduced our TiO2 production volumes during 2012 in order to align inventory levels with lower demand, which resulted in approximately $25 million of unabsorbed fixed production costs that were charged directly to cost of sales.

Gross Margin and Operating Income—Our Chemicals Segment’s operating income increased significantly in 2014, primarily due to the significant increase in our gross margin, which increased to 21% in 2014 compared to 6% in 2013, and the 2013 litigation settlement charge of $35 million, see Note 17 to our Consolidated Financial Statements. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), lower selling prices, higher production volumes and 2013 costs associated with reaching a new Canadian collective bargaining agreement and related unabsorbed fixed costs charged directly to cost of sales.  Additionally, changes in currency exchange rates have positively affected our gross margin and operating income.  We estimate that changes in currency exchange rates increased operating income by approximately $42 million in 2014 as compared to 2013.

Our Chemicals Segment’s operating income decreased significantly in 2013, primarily due to the significant decrease in our gross margin, which decreased to 6% in 2013 compared to 28% in 2012, and the 2013 litigation settlement charge of $35 million, noted above. As discussed and quantified above, our gross margin has decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes, costs associated with reaching a new Canadian collective bargaining agreement and lower unabsorbed fixed costs charged directly to cost of sales. Additionally, changes in currency exchange rates negatively affected our gross margin and operating loss. We estimate that changes in currency exchange rates decreased operating income by approximately $2 million in 2013 compared to 2012.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $2.6 million in each of 2012, 2013 and 2014, which reduced our reported Chemicals Segment’s operating income (loss) as compared to amounts reported by Kronos.

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

Overall, fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s net sales and operating income (loss):

Impact of changes in currency exchange rates—2014 vs. 2013
	Transaction gains/(losses) recognized
	2013	2014	Change	Translation gain/loss- impact of rate changes	Total currency impact 2014 vs.2013
	(in millions)
Impact on:
Net sales	$—	$—	$—	$12	$12
Operating income	(4)	4	8	34	42

Impact of changes in currency exchange rates—2013 vs. 2012
	Transaction losses recognized
	2012	2013	Change	Translation gain/loss- impact of rate changes	Total currency impact 2013 vs. 2012
	(in millions)
Impact on:
Net sales	$—	$—	$—	$18	$18
Operating income	(1)	(4)	(3)	1	(2)

Outlook—During 2014 we operated our Chemicals Segment’s production facilities at 92% of practical capacity. This reflects an increased plant utilization rate as compared to 2013, with our utilization rates impacted in the second half of 2013 and the first quarter of 2014 by the lockout at our Chemicals Segment’s Canadian production facility, and impacted in the fourth quarter of 2014 by the implementation of certain productivity-enhancing improvement projects at other facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.  While we expect our Chemicals Segment’s production volumes to be higher in 2015 as compared to 2014, we expect to continue to operate below full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our Chemicals Segment’s sales volumes to be higher in 2015 as compared to 2014.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and throughout 2014, and consequently our cost of sales per metric ton of TiO2 sold in 2014 was significantly lower than our cost of sales per metric ton of TiO2 sold in 2013.  Given the time lag between when we procure third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in our cost of sales, we expect our cost of sales per metric ton of TiO2 sold in 2015 will be slightly lower than the cost of sales per metric ton of TiO2 sold in 2014.  Although the cost of feedstock ore has and continues to moderate, as discussed below our average TiO2 selling prices have declined during 2014.  We started 2014 with TiO2 selling prices 6% lower than the beginning of 2013, and our average selling prices at the end of 2014 were 9% below prices at the end of 2013.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  We continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

Overall, we currently expect that operating income in 2015 will be comparable to 2014, as the favorable effect of higher sales volumes will be mostly offset by the effects of lower anticipated average selling prices (since our TiO2 average selling prices at the beginning of 2015 are 9% lower than the beginning of 2014).

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

On December 28, 2012, we completed the sale of our Component Products Segment’s furniture components reporting unit. See Note 3 to the Consolidated Financial Statements. Unless otherwise noted, the results of operations in management’s discussion and analysis is focused on continuing operations.

	Years ended December 31,			% Change
	2012	2013	2014	2012-13	2013-14
	(Dollars in millions)
Net sales	$83.2	$92.0	$103.9	11%	13%
Cost of sales	58.9	64.5	71.6	10%	11%
Gross margin	$24.3	$27.5	$32.3	13%	17%
Operating income	$5.4	$9.3	$13.6	72%	46%
Percent of net sales:
Cost of sales	71%	70%	69%
Gross margin	29%	30%	31%
Operating income	7%	10%	13%

Net Sales—Our Component Products Segment’s net sales increased approximately $11.9 million in 2014 principally due to higher demand within the security products reporting unit including $5.0 million related to a new initiative for an existing government customer, increased market penetration in electronic locks which increased $1.7 million in the current year and strong demand in transportation markets which increased $2.9 million in 2014. Sales within the marine component reporting unit increased 17% compared to prior year and also contributed to the increase, reflecting greater penetration into non high-performance marine markets. Relative changes in selling prices did not have a material impact on net sales comparisons.

Our Component Products Segment’s net sales increased approximately $8.8 million in 2013 principally due to higher demand for high security pin tumbler locks within the security products reporting unit, and to a lesser extent from an increase in our marine component reporting unit sales outside of the high performance boat market through gains in market share. Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Goods Sold and Gross Margin—Our Component Products Segment’s cost of sales and gross margin both increased from 2013 to 2014 primarily due to increased sales volumes. As a percentage of sales, cost of goods sold decreased 1% primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet higher demand at each of our reporting units, partially offset by the impact of lower variable margins due to relative changes in customer and product mix within the security products reporting unit.

Our Component Products Segment’s cost of sales and gross margin both increased from 2012 to 2013 primarily due to increased sales volumes. As a percentage of sales, cost of goods sold decreased 1% resulting in an increase in gross margin of 1% primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical costs in 2013.

Operating Income—Our Component Products Segment operating income improved in 2014 compared to 2013 and in 2013 compared to 2012. Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on disposal of certain plant, property and equipment. Operating costs and expenses increased in 2014 compared to 2013 primarily as a result of increased administrative personnel costs and increased depreciation expense in the security products reporting unit partially offset by reduced corporate administrative personnel costs. Operating costs and expenses increased in 2013 as compared to 2012, as a result of increased administrative support costs relating to the higher sales. Additionally, in 2012 we incurred higher costs relating to the impairment of assets held for sale of $1.2 million relating to certain facilities we no longer use.

General—Our Component Products Segment’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 49% of our Component Products Segment’s cost of sales in 2014, with commodity related raw materials accounting for approximately 10% of our cost of sales.  With the exception of a moderate midyear 2014 increase in mined metals, including zinc, worldwide commodity raw material costs were mostly stable during 2012, 2013 and 2014.  We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

Outlook— The robust demand for our Component Products Segment’s products experienced in 2014 was supported by high demand from certain large OEM customers and unusually high demand from a number of customers for significant government security applications. Consistent with trends in the North America economy, demand from small business customers was soft for much of the year, but improved during the fourth quarter. In addition, our Component Products Segment continues to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications. We anticipate continued strong demand for our products in 2015, though we do not expect security product demand for government security applications to approach 2014 volumes. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation in staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Waste Management—

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net sales	$27.8	$39.2	$66.5
Cost of sales	35.0	42.3	49.7
Gross margin	$(7.2)	$(3.1)	$16.8
Operating loss	$(26.8)	$(22.6)	$(2.2)

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

Net Sales and Operating Loss—The Waste Management Segment’s net sales increased in 2014 compared to 2013 due to increased disposal volumes in the third quarter and fourth quarters of 2014. Disposal volumes for these quarters were favorably impacted by the industry-wide availability of disposal shipping containers. While disposal volumes were higher in 2014 as compared to 2013, the average per-unit disposal price was lower in 2014 due to relative changes in the mix of waste disposed.  Strong results in the third and fourth quarters of 2014 allowed for greater coverage of fixed costs as compared to prior periods. As a result, our Waste Management Segment had operating income in the third and fourth quarters of 2014 and a lower operating loss for the full year 2014 compared to the full year of 2013.

The Waste Management Segment’s sales increased significantly during the first half of 2013 compared to the same period of 2012, as we continued to accept shipments for disposal at our recently-completed Compact LLRW disposal facility and we received our first shipments for disposal in the Federal LLRW disposal facility in the latter part of the second quarter of 2013; however, during the second half of 2013 we experienced a significant decrease in sales due to lower volumes of shipments received for disposal in the Compact LLRW disposal facility, primarily because there was an industry-wide temporary shortage of shipping containers needed to transport LLRW, as discussed below. The Waste Management Segment’s sales increased in 2012 and its operating loss decreased as we were able to begin receiving LLRW waste for disposal with the certification of our two facilities during the second and late third quarters of 2012.

We recognized an operating loss in all periods through June 30, 2014 because we have not yet achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume, in part because we did not receive LLRW for disposal in the Federal LLRW disposal facility until the latter part of the second quarter of 2013 and reduced shipping volumes in the latter half of 2013 and the first half of 2014 due to the industry wide shortage of shipping containers noted below. However, as noted above our operating results in the second half of 2014 were much improved as compared to the first half of 2014, and as a result our Waste Management Segment recognized operating income of $11.3 million in the second half of 2014 as compared to an operating loss of $13.5 million in the first half of the year.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook—Having obtained the final regulatory license needed to commence full scale operations, and with both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we now provide “one-stop shopping” for treatment, storage and disposal of hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our

Waste Management Segment’s sales, and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. We were awarded a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller dollar-value waste streams. We have regularly received waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving larger Federal LLRW streams for disposal.

In the latter half of 2013 and into the third quarter of 2014, we were limited in the volume of Compact waste we could receive for disposal due to the shortage of shipping containers needed to transport LLRW. We purchased three shipping containers, the first of which was delivered and placed into service in the latter part of second quarter of 2014, the second shipping container was placed into service in the third quarter of 2014 and the third and final shipping container was delivered at the end of the third quarter and was placed into service during the fourth quarter of 2014. We believe the receipt of these containers has favorably impacted our transportation issues as evidenced by our third and fourth quarter 2014 positive operating results. With the receipt of our recent license amendments and new shipping containers now in service we believe we are positioned to take full advantage of our disposal facilities going forward. We currently expect our Waste Management Segment to report improved operating results in 2015 as compared to 2014.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Real Estate Management and Development—

Year ended December 31, 2014
(In millions)
Net sales	$40.3
Cost of sales	33.9
Gross margin	6.4
Operating income	$2.0

General—We obtained a controlling interest in our Real Estate Management and Development Segment in December 2013. Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. We also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use at December 31, 2013. BMI owns an additional 50% interest in LandWell. In December 2013 we completed the acquisition of an additional 31% ownership interest in BMI and an additional 15% ownership interest in LandWell. We completed this acquisition to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership of LandWell to 27%, which also resulted in our control of 77% of LandWell, including the 50% ownership interest held by BMI.

Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004). Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling over 1,200 acres of retail, light industrial, commercial and residential projects in the Henderson, Nevada area. However, a substantial portion of such projects, had been completed prior to the 2008 economic downturn which was particularly acute in the Las Vegas area real estate market which includes Henderson. Following such economic downturn, LandWell’s land sales were substantially reduced as compared to prior years, and LandWell did not recognize any material amount of land sales in the 2008 to 2013 time period. During this time period, LandWell has been primarily focusing on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on such project began in 2007, but LandWell delayed significant development efforts until economic conditions had improved. As general economic conditions improved in 2011 and 2012, LandWell began intensive development efforts of the residential/planned community in 2013 (with BMI acting as the general contractor for all such development efforts). At the time of our December 2013 acquisition of the additional ownership interests in BMI and LandWell, LandWell owned such 2,100 acres as well as approximately 400 acres zoned for commercial and light industrial purposes.

In December 2013 and through the end 2014, LandWell has closed or entered into escrow on approximately 300 acres of the residential/planned community and certain other acreage at contracted prices that support the estimated fair value assigned to the land held for development that was acquired with consideration of development costs expected to be incurred after the acquisition date. See Note 3 to our Consolidated Financial Statements. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 976. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Prior to gaining control of BMI and LandWell in December 2013, we accounted for our existing ownership interest in BMI and LandWell by the equity method of accounting, as discussed in Notes 3 and 7 to our Consolidated Financial Statements. As noted above, following the 2008 economic downturn LandWell’s land sales were substantially reduced as compared to prior years, and LandWell did not recognize any material land sales in the 2008 to 2013 time period. Consequently, we did not recognize any material amounts of equity in earnings of BMI and LandWell during such time periods. However, we do not believe that LandWell’s operating results during such time period are indicative of LandWell’s expected future operating results or the fair value of LandWell’s assets at the time of our December 2013 acquisition, given that LandWell had not recognized any material land sales in recent years, the significant development work that had been undertaken in 2013, the revenue that was expected to be recognized with respect to the land sales that have closed or entered into escrow (as noted above), and an expectation that LandWell will continue its development efforts for the rest of its land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income—A substantial portion of the net sales from our Real Estate Management and Development segment in 2014 consisted of revenues from land sales. We recognized $31.9 million in revenues on land sales during 2014. The contracts on these sales include approximately 210 acres of the residential planned community and certain other acreage which closed in December 2013 and through the end of 2014. Cost of sales related to land sales revenues was $28.1 million in 2014. The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts; sales and cost of sales related to water delivery are expected to be relatively consistent from period to period.

Outlook—Having obtained a controlling interest in BMI and LandWell in December 2013, we are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development. In the near term, we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. We expect the development work for the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2016. As noted above, we do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used to fund ongoing development work for the remainder of these properties.

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit), Noncontrolling Interest and Related Party Transactions

Securities Earnings—A significant portion of our interest and dividend income in 2012, 2013 and 2014 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $25.4 million in each of 2012, 2013 and 2014. Net securities transaction gains in 2012 relate principally to the sale of our shares of TIMET common stock in December 2012, see Note 15 to our Consolidated Financial Statements.

Insurance Recoveries—Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. We have agreements with four former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Substantially all of $10.4 million in the insurance recoveries we recognized in 2014 relate to a settlement NL reached with one of its insurance carriers in September 2014 in which it agreed to reimburse NL for a portion of its past litigation defense costs. While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. Substantially all of the insurance recoveries recognized in 2012 and 2013 relate to reimbursement of ongoing litigation defense costs. See Note 17 to our Consolidated Financial Statements.

Other General Corporate Income Items—We recognized an aggregate non-cash gain of $54.6 million related to our purchase of a controlling interest in BMI and LandWell in December 2013, consisting of (i) a gain from the remeasurement of our existing interest in BMI and LandWell to estimated fair value and (ii) a bargain purchase gain related to the additional interest in BMI and LandWell acquired. See Note 3 to our Consolidated Financial Statements. We recognized a $14.7 million gain in 2012 related to a settlement agreement associated with certain real property NL formerly owned, see Note 15 to our Consolidated Financial Statements. We recognized a gain of $3.2 million in the fourth quarter of 2012 on the sale of certain excess real property owned by NL.

Other Corporate Expenses—We recognized a goodwill impairment of $6.4 million during the fourth quarter of 2012, see Note 8 to our Consolidated Financial Statements.

Corporate expenses were 63% lower at $38.8 million in 2014 compared to $105.3 million in 2013. Corporate expenses decreased primarily due to lower environmental remediation and related costs and to a lesser extent lower in litigation and related costs in 2013. Included in corporate expense are:

●	litigation and related costs at NL of $7.0 million in 2014 compared to $10.2 million in 2013; and
●	environmental remediation and related costs of $6.6 million in 2014 compared to $69.0 million in 2013.

Corporate expenses were 132% higher at $105.3 million in 2013 compared to $45.3 million in 2012. Corporate expenses increased primarily due to higher environmental remediation and related costs and to a lesser extent an increase in litigation and related costs in 2013. Included in corporate expense are:

●	litigation and related costs at NL of $10.2 million in 2013 compared to $7.5 million in 2012; and
●	environmental remediation and related costs of $69.0 million in 2013 compared to $15.0 million in 2012.

Overall, we currently expect that our net general corporate expenses in 2015 will be lower than in 2014 primarily due to lower expected environmental remediation and related costs and lower litigation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 17 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2015, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2015, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 17 to our Consolidated Financial Statements.

Loss on Prepayment of Debt and Interest Expense— In 2013, we recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary prepayment of Kronos’ prior term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013.  We recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of Kronos’ remaining Senior Secured Notes.  See Note 9 to our Consolidated Financial Statements.

Interest expense increased slightly to $56.7 million in 2014 from $56.1 million in 2013 primarily due to the net effects of higher 2014 average debt levels of our Chemicals Segment as a result of the transactions noted above and the addition of debt related to the acquisition of BMI and LandWell, offset by lower average interest rates on outstanding borrowings (principally Kronos’ new term loan issued in February 2014).

Interest expense decreased slightly to $56.1 million in 2013 from $56.3 million in 2012 primarily due to the effects of lower 2013 average debt levels of our Chemicals Segment as a result of the transactions noted above and lower debt balances at our Component Products Segment as it repaid its outstanding promissory note in July 2013. The benefit of these lower debt balances were offset by the refinancing of a Valhi credit facility. During substantially all of 2012, Valhi had a credit facility with borrowings from Kronos, and interest expense associated with Valhi’s borrowings from Kronos was eliminated in consolidation. In December 2012,

Valhi repaid the Kronos facility with borrowings under a similar facility from Contran. Interest expense on Valhi’s credit facility with Contran was approximately $7.3 million in 2013 and $9.4 million in 2014.

We expect interest expense will be slightly higher in 2015 as compared to 2014 due to higher average balances of outstanding borrowings at our Chemicals Segment in 2015 which completed a $350 million debt refinancing in February 2014, see Note 9 to our Consolidated Financial Statements, and higher average debt balances at Valhi, which will be somewhat offset by lower average interest rates at Kronos.

Provision for Income Taxes (Benefit)—We recognized income tax expense of 32.5 million in 2014, an income tax benefit of $91.0 million in 2013 and income tax expense of $104.8 million in 2012. This difference is primarily due to fluctuations in our earnings. See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense was favorably impacted by an aggregate non-cash income tax benefit of $3.7 million in 2014 (mostly in the second quarter) related to a net reduction in our reserve for uncertain tax positions.

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

Our income tax provision in 2012 includes a net incremental tax benefit related to our Chemicals Segment’s operations of $3.1 million. We determined during the third quarter of 2012 that due to global changes in the business we would not remit certain dividends from our non-U.S. jurisdictions. As a result, certain current year tax attributes were available for carryback to offset prior year tax expense and our provision for income taxes in the third quarter of 2012 included an incremental tax benefit of $11.1 million. During the fourth quarter of 2012 as a result of a change in circumstances related to our sale and the sale by certain of our affiliates of their shares of TIMET common stock, which sale provided an opportunity for us and other members of our consolidated U.S. federal income tax group to elect to claim foreign tax credits, we determined that we could tax-efficiently remit non-cash dividends from our non-U.S. jurisdictions before the end of the year that absent the TIMET sale would not have been considered. Our provision for income taxes in the fourth quarter of 2012 includes an incremental tax related to the non-cash dividend distributions of $8.0 million.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest in continuing operations of subsidiaries increased from 2014 to 2013 primarily due to increased operating income at Kronos and the addition of noncontrolling interest in BMI and LandWell during 2014. Noncontrolling interest in continuing operations of subsidiaries decreased in 2013 from 2012 primarily due to decreased operating income at Kronos in 2012.

Noncontrolling interest in net income of CompX attributable to discontinued operations (exclusive of the gain on sale of the discontinued operations) was $1.0 million in 2012. The noncontrolling interest related to the sale of such operations in 2012 was $6.1 million.

Related Party Transactions—We are a party to certain transactions with related parties. See Note 16 to our Consolidated Financial Statements.

Assumptions on Defined Benefit Pension Plans and OPEB Plans.

Defined Benefit Pension Plans—We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $25.1 million in 2012, $36.2 million in 2013, and $22.0 million in 2014. Included in our 2013 defined benefit plan expense is a curtailment charge of $7.3 million resulting from amendments to one of Kronos’ Canadian plans. Certain non-U.S. employees are covered by plans in their respective countries, principally in Germany, Canada and Norway. Participation in the defined benefit pension plan in Germany was closed to new participants effective in 2005. German employees hired beginning in 2005 participate in a new plan in which the retirement benefit is based upon the amount of employee and employer contributions to the plan, but for which in accordance with German law the employer guarantees a minimum rate of return on invested assets and a guaranteed indexed lifetime benefit payment after retirement based on the participant’s account balance at the time of retirement. In accordance with GAAP, the new pension plan is accounted for as a defined benefit plan, principally because of such guaranteed minimum rate of return and guaranteed lifetime benefit payment. Participation in the defined benefit plan in Canada with respect to hourly and salaried workers was closed to new participants in December 2013 and 2014, respectively, and existing hourly and salaried plan participants will no longer accrue additional benefits after December 2013 and 2014, respectively. Our U.S. plan for both NL and Kronos was closed to new participants in 1996, and existing participants no longer accrued any additional benefits after that date. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $30.4 million in 2012, $28.4 million in 2013, and $21.7 million in 2014.

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

At December 31, 2014, approximately 66%, 18%, 9% and 3% of the projected benefit obligations related to Kronos’ plans were in Germany, Canada, Norway and the U.S., respectively. The NL plan is substantially all in the U.S. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2012 and expense in 2013	Obligations at December 31, 2013 and expense in 2014	Obligations at December 31, 2014 and expense in 2015
Kronos and NL Plans:
Germany	3.5%	3.5%	2.3%
Canada	3.9%	4.7%	3.8%
Norway	4.3%	4.0%	2.3%
U.S.	3.6%	4.5%	3.8%

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

At December 31, 2014, the fair value of plan assets for all defined benefit plans comprised $53.6 million related to U.S. plans and $425.5 million related to foreign plans. Substantially all of plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 71% and 29% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2014, approximately 56%, 25%, 13% and 4% of the plan assets of Kronos’ plans were in Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are discussed in Note 11 to our Consolidated Financial Statements.   Substantially all of the assets of our U.S. plans are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits sponsored by Contran and certain of its affiliates, including us.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2014
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	19%	43%	13%	60%
Fixed income securities	67	47	60	32
Real estate	11	—	8	—
Other	3	10	19	8
Total	100%	100%	100%	100%

	December 31, 2013
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	25%	53%	11%	64%
Fixed income securities	61	41	60	35
Real estate	10	—	8	—
Other	4	6	21	1
Total	100%	100%	100%	100%

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

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2012, 2013 and 2014 were as follows:

	2012	2013	2014
Kronos and NL plans:
Germany	4.8%	4.8%	4.3%
Canada	5.8%	5.8%	5.5%
Norway	4.8%	4.8%	3.8%
U.S.	10.0%	10.0%	7.5%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2015 as we used in 2014 for purposes of determining the 2015 defined benefit pension plan expense.

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

In addition to the actuarial assumptions discussed above, because NL and Kronos maintain defined benefit pension plans outside the U.S., the amounts we recognize for defined benefit pension expense and prepaid and accrued pension costs will vary based upon relative changes in currency exchange rates.

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

During 2014, our defined benefit pension plans generated a combined net actuarial loss of $132.0 million. This actuarial loss resulted primarily from the decrease in discount rates from December 31, 2013 to December 31, 2014 and the adoption of new mortality tables for our U.S. plan, partially offset by an actual return on plan assets during 2014 in excess of the expected return.

Based on the actuarial assumptions described above and our current expectations for what actual average currency exchange rates will be during 2015, we currently expect our aggregate defined benefit pension expense will approximate $26 million in 2015. In comparison, we currently expect to be required to make approximately $20 million of aggregate contributions to such plans during 2015.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rates by 25 basis points for all of our plans as of December 31, 2014, our aggregate projected benefit obligations would have increased by approximately $32 million at that date, and our aggregate defined benefit pension expense would be expected to increase by approximately $2 million during 2014. Similarly, if we lowered the assumed long-term rates of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2014.

OPEB Plans—We provide certain health care and life insurance benefits for certain of our eligible retired employees. See Note 11 to our Consolidated Financial Statements. At December 31, 2014, approximately 55%, 25% and 20% of our aggregate accrued OPEB costs relate to Kronos, NL and Tremont, respectively. Kronos provides such OPEB benefits to eligible retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to eligible retirees in the U.S. Under accounting for other postretirement employee benefits, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. We recognize the full unfunded status of our OPEB plans as a liability.

Based on such actuarial assumptions and our current expectation for what actual average currency exchange rates will be during 2015, we expect our consolidated OPEB benefit will approximate $1.3 million in 2015.  In comparison, we expect to be required to make approximately $1.3 million of contributions to such plans during 2015.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2014, our aggregate projected benefit obligations at that date and our OPEB cost during 2014 would not be materially impacted.  Similarly, a one percent assumed change in health care trend rates for all plans would not materially impact our OPEB costs.

Foreign Operations

We have substantial operations located outside the United States, principally our Chemicals Segment’s operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates. At December 31, 2014, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our operating income.

Cash flows from operating activities decreased from $117.1 million in 2013 to $67.3 million in 2014. This $49.8 million decrease in cash provided by operations was primarily due to the net effects of the following items:

●	consolidated operating income of $170.2 million in 2014, a $308.9 million improvement compared to an operating loss of $138.7 million in 2013;

●	higher net cash paid for income taxes in 2014 of $17.8 million resulting from our increased profitability;
●	lower cash funding of pension plans in 2014 of $6.7 million; and
●

changes in receivables, inventories, payables and accrued liabilities in 2014 used $116.9 million of net cash in 2014, a decrease in the amount of cash provided of $410.5 million compared to 2013, primarily due to the relative changes in our inventories, receivables, prepaids, payables and accruals, primarily due to a significant amount of cash provided by relative changes in our inventories in 2013 resulting principally from lower inventory costs in our Chemicals Segment.

Cash flows from operating activities increased from $71.9 million in 2012 to $117.1 million in 2013. This $45.2 million increase in cash provided by operations was primarily due to the net effects of the following items:

●	lower consolidated operating income in 2013 of $484.1 million compared to 2012;
●	higher net distributions from our TiO2 joint venture in 2013 of $31.6 million, due to the timing of the joint venture’s working capital needs;
●	lower net cash paid for income taxes in 2013 of $55.4 million resulting from our decreased profitability;
●

lower cash paid for interest in 2013 of $10.5 million, primarily due to lower debt levels in 2013, and to financing costs incurred in 2012 associated with Kronos’ new term loan and a $6.2 million call premium paid upon redemption of Kronos’ Senior Secured Notes;

●	the $7.4 million income from operations in 2012 attributable to CompX’s disposed operations; and
●

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

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●

Kronos’ average days sales outstanding (“DSO”) decreased slightly from December 31, 2013 to December 31, 2014 as a result of lower average selling prices, offset by higher sales volumes in the fourth quarter of 2014 compared to the fourth quarter of 2013 and by higher average daily net sales.

●	Kronos’ average days sales in inventory (“DSI”) increased slightly from December 31, 2013 to December 31, 2014 due to higher inventory volumes offset by lower inventory raw material costs.
●	CompX’s average DSO decreased from December 31, 2013 to December 31, 2014 as a result of the timing of sales and collections in the last month of 2014 as compared to 2013.
●

CompX’s average DSI increased from December 31, 2013 to December 31, 2014 as a result of the increase in marine components reporting unit average number of days in inventory relating to an intentional buildup of inventory in 2014 in advance of anticipated sales in early 2015.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2012	December 31, 2013	December 31, 2014
Kronos:
Days sales outstanding	61 days	62 days	61 days
Days sales in inventory	102 days	75 days	76 days
CompX:
Days sales outstanding	40 days	35 days	32 days
Days sales in inventory	71 days	76 days	90 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Cash provided by (used in) operating activities:
Kronos	$76.6	$130.1	$87.6
Valhi exclusive of subsidiaries	69.2	60.8	15.5
CompX*	13.6	(4.1)	12.2
NL exclusive of subsidiaries	6.8	19.1	12.0
Waste Control Specialists	(11.5)	(7.6)	7.9
Tremont	—	(1.5)	3.7
BMI	—	—	5.9
LandWell	—	—	(1.3)
Other	(.5)	(.6)	(.6)
Eliminations	(82.3)	(79.1)	(75.6)
Total	$71.9	$117.1	$67.3
*	Includes discontinued operations in 2012, see Note 3 to our Consolidated Financial Statements.

Investing Activities—

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.   All of our capitalized permit costs relate to our Waste Management Segment.

During 2014 we had net purchases of $1.2 million of marketable securities and we received a net $18.6 million from the release of restricted cash, see Notes 12 and 17 to our Consolidated Financial Statements.

We had the following investing activities during 2013:

●

we paid $5.3 million in cash (plus we issued a promissory note and a deferred payment obligation) to purchase additional interests in BMI and LandWell in December 2013. These businesses had $27.4 million in cash and cash equivalents at the December 31, 2013 acquisition date, see Note 3 to our Consolidated Financial Statements

●	we collected $3.0 million in principal payments on a note receivable;
●	we received $1.6 million in net proceeds on the sale of an asset held for sale;
●	we made required payments of $11.4 million to certain collateral trusts for WCS; and
●	we received net proceeds from the sales and purchases of all other marketable securities of $3.2 million in market transactions.

We had the following market transactions during 2012:

●	we sold all of our TIMET common stock for $107.6 million;
●	we received proceeds from the sale of mutual funds of $21.1 million; and
●	we received net proceeds from the sale of all other marketable securities of $.7 million.

Also during 2012 NL received $15.6 million in the second quarter of 2012 related to third and final closing of settlement agreement associated with certain real property NL formerly owned, see Note 15 to our Consolidated Financial Statements. We received the $58.0 million from the sale of CompX’s furniture components reporting unit, see Note 3 to our Consolidated Financial Statements, and Contran repaid a net $11.2 million in loans to us, see Note 16 to our Consolidated Financial Statements.

Financing Activities –

During 2014, we:

●	borrowed $348.3 million under Kronos’ new term loan and subsequently repaid $2.6 million;
●	repaid $170.0 million under Kronos’ note payable to Contran;
●	borrowed $81.0 million under Kronos’ North American credit facility and subsequently repaid $92.1 million;

●	borrowed a net $17.2 million on Valhi’s credit facility with Contran;
●	repaid $1.7 million under Tremont’s promissory note payable;
●	borrowed $1.1 million from a Canadian economic development agency and
●	repaid $.9 million under BMI’s bank note payable.

During 2013, we:

●	voluntarily prepaid $390.0 million principal amount of Kronos’ term loan;
●	borrowed $190.0 million under Kronos’ new note payable to Contran, and subsequently repaid $20.0 million;
●	borrowed $162.1 million and subsequently repaid $151.0 million under Kronos’ North American credit facility;
●	borrowed €10 million ($12.8 million when borrowed) on Kronos’ European credit facility and subsequently repaid €20 million ($26.5 million when repaid);
●	borrowed $1.7 million from a Canadian economic development agency;
●	prepaid $18.5 million remaining principal amount under CompX’s promissory note payable to Timet Finance Management Company, a subsidiary of TIMET (a company formerly affiliated with us);
●	borrowed a net $48.9 million on Valhi’s credit facility with Contran; and
●	Kronos repurchased 49,000 shares of its common stock in open market transactions for $.7 million.

During 2012, we:

●	borrowed €80 million ($107.4 million when borrowed) on Kronos’ European credit facility and subsequently repaid an aggregate of €70million ($88.6 million when repaid);
●	borrowed an aggregate $394 million on Kronos’ new term loan entered into in June 2012 that was issued at 98.5% of the principal amount and subsequently repaid $10.0 million principal amount;
●	retired all of the remaining €279.2 million principal amount of Kronos’ 6.5% Senior Secured Notes ($352.3 million when retired);
●	borrowed and subsequently repaid $71 million on Kronos’ revolving North American credit facility;
●	borrowed $157.6 million on our Contran credit facility;
●	prepaid $2.8 million on CompX’s promissory note payable to TIMET in addition to its regular quarterly payments aggregating $3.8 million; and
●	CompX repaid $2.0 million that was outstanding under its credit facility at December 31, 2012 and subsequently cancelled the facility.

We paid aggregate cash dividends on our common stock of $65.0 million in 2012, $67.9 million in 2013 and $37.3 million in 2014 ($.042 per share in the first quarter of 2012,  $.05 per share in the second quarter of 2012 through the first quarter of 2014, and $.02 per share for the second, third and fourth quarters of 2014). Distributions to noncontrolling interest in 2012, 2013 and 2014 are primarily comprised of NL dividends paid to shareholders other than us; CompX dividends paid to shareholders other than NL; and Kronos cash dividends paid to shareholders other than us and NL.

Other cash flows from financing activities in 2012, 2013 and 2014 relate principally to shares of common stock issued by us and our subsidiaries upon the exercise of stock options or the issuance of shares to directors.

Outstanding Debt Obligations

At December 31, 2014, our consolidated indebtedness was comprised of:

●	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
●	Valhi’s $223.7 million outstanding on its $275 million credit facility with Contran which is due no earlier than December 31, 2016;
●	$347.4 million aggregate borrowings under Kronos’ new term loan ($345.9 million carrying amount, net of unamortized original issue discount) due through February 2020;

●	WCS’ financing capital lease with Andrews County, Texas ($67.1 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
●	Tremont’s promissory note payable ($17.4 million outstanding) due in December 2023;
●	$10.3 million on BMI’s bank note payable, due through January 2025;
●	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020; and
●	approximately $16.6 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers and our term loan contain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at December 31, 2014) are discussed in Note 9 to our Consolidated Financial Statements.  We are in compliance with all of our debt covenants at December 31, 2014.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2015) and long-term obligations

(defined as the five-year period ending December 31, 2019). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2014, we had credit available under existing facilities of $224.5 million, which was comprised of:

●	$79.0 (1) million under Kronos’ European revolving credit facility;
•	$94.2 million under Kronos’ North American revolving credit facility; and
●	$51.3 (2) million under Valhi’s Contran credit facility.
(1)

Based on the terms of Kronos’ European credit facility (including the net debt to EBITDA financial test discussed above), and the borrowers’ EBITDA over the last twelve months ending December 31, 2014, Kronos’ borrowing availability at December 31, 2014 under this facility is approximately 54% of the credit facility, or €65 million.

(2)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2014, we had an aggregate of $288.6 million of restricted and unrestricted cash, cash equivalents and marketable securities. A detail by entity is presented in the table below.

	Total Amount	Held outside U.S.
	(In millions)
Kronos	$170.0	$106.3
CompX	45.6	—
NL exclusive of its subsidiaries	32.4	—
WCS	14.1	—
BMI	11.6	—
Tremont exclusive of its subsidiaries	8.9	—
LandWell	5.7	—
Valhi exclusive of its subsidiaries	.3	—
Total cash and cash equivalents, restricted cash and marketable securities	$288.6	$106.3

Capital Expenditures and other investments—

We currently expect our aggregate capital expenditures for 2015 will be approximately $87 million as follows:

●	$72 million by our Chemicals Segment, including approximately $14 million in the area of environmental compliance, protection and improvement;
●	$9 million by our Waste Management Segment;
●	$4 million by our Component Products Segment; and
●	$2 million by our Real Estate Management and Development Segment.

The WCS amount includes approximately $2 million in capitalized operating permit costs. In addition LandWell expects to spend approximately $12 million on land development costs during 2015 (which are included in the determination of cash provided by operating activities).

Capital spending for 2015 is expected to be funded through cash generated from operations and credit facilities. Planned capital expenditures in 2015 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

Repurchases of our Common Stock and Common Stock of Our Subsidiaries—

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2014 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 14 to our Consolidated Financial Statements.

Prior to 2012, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos will use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. In the third quarter of 2013 Kronos repurchased approximately 49,000 shares for an aggregate of $.7 million under its repurchase program. The third quarter purchases are the only purchases Kronos has made to date under the plan and at December 31, 2014 approximately 1.95 million shares are available for repurchase.

Prior to 2012, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX will generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2012, 2013 and 2014, and at December 31, 2014 approximately 678,000 shares were available for purchase under these authorizations.

Dividends—

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2015, based on the 58.0 million shares we held of Kronos common stock at December 31, 2014, we would receive aggregate annual regular dividends from Kronos of $34.8 million. During 2012 and 2013 NL paid a quarterly cash dividend of $.125 per share. We received aggregate annual dividends from NL of $20.2 million in each of 2012 and 2013 based on the 40.4 million shares we held of NL common stock during those periods. In February 2014 NL’s Board of Director’s deferred consideration of NL’s first quarter dividend, and no dividend was paid by NL in the first quarter of 2014. In May 2014, NL’s Board of Directors suspended NL’s cash dividend. We did not receive any dividends from NL during 2014 and we do not know if we will receive any cash dividends from NL during 2015. We did not receive any distributions from WCS during 2014, and we do not expect to receive any distributions from WCS during 2015. We expect that our newest consolidated subsidiaries, BMI and LandWell, which we acquired a controlling interest in during December 2013, will pay cash dividends, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $7.0 million in the first quarter of 2014, and we received aggregate dividends from BMI and LandWell of $.5 million in February 2015.  We do not know if we will receive additional distributions from BMI and LandWell during the remainder of 2015.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We generally do not guarantee any indebtedness or other obligations of our subsidiaries or affiliates. Our subsidiaries are not required to pay us dividends. If one or more of our subsidiaries were unable to maintain its current level of dividends, either due to restrictions contained in a credit agreement or to satisfy its liabilities or otherwise, our ability to service our liabilities or to pay dividends on our common stock could be adversely impacted. If this were to occur, we might consider reducing or eliminating our dividends or selling interests in subsidiaries or other assets. If we were required to liquidate assets to generate funds to satisfy our liabilities, we might be required to sell at what we believe would be less than what we believe is the long-term value of such assets.

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. Over the last three years, WCS had borrowed an aggregate $84.4 million from our subsidiary, which we subsequently contributed to WCS’s capital. WCS did not borrow any amounts from us during 2014.  It is possible WCS will borrow additional amounts from our subsidiary during 2015 under the terms of the revolving credit facility. As amended, WCS can borrow up to $20 million under this facility, which matures in March 2016.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no loans to NL during 2014 under this facility, which as amended is due on demand, but in any event no earlier than March 31, 2016 and no later than December 31, 2016. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no borrowings from Kronos during 2014 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2016. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

Investment in The Amalgamated Sugar Company LLC—

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual “base level” of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC’s distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC’s current projections for 2015, we expect distributions received from the LLC in 2015 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in the Notes to our Consolidated Financial Statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including:

●	certain income tax examinations which are underway in various U.S. and non-U.S. jurisdictions;
●	certain environmental remediation matters involving NL, Tremont, BMI and Valhi;
●	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
●	certain other litigation to which we are a party.

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

As more fully described in the Notes 9 and 17 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 17 to our Consolidated Financial Statements and above in “Business—Chemicals Segment—Kronos Worldwide, Inc. —Manufacturing, Operations and Properties.” The following table summarizes our contractual commitments as of December 31, 2014 by the type and date of payment.

	Payment due date
		2016/	2018/	2020 and
Contractual commitment	2015	2017	2019	after	Total
	(In millions)
Indebtedness (1):
Principal	$14.1	$250.9	$24.7	$708.5	$998.2
Interest payments	56.8	103.5	92.4	218.3	471.0
Operating leases (2)	10.1	13.1	6.7	21.6	51.5
Kronos’ long-term supply contracts for the purchase of TiO2 feedstock (3)	353.0	178.8	—	—	531.8
Kronos’ long-term service and other supply contracts (4)	52.5	80.2	17.8	13.9	164.4
CompX’s raw material and other purchase commitments (5)	12.4	1.1	—	—	13.5
WCS collateral trust (6)	8.0	16.0	16.0	128.0	168.0
Fixed asset acquisitions (2)	12.1	—	—	—	12.1
BMI and LandWell purchase commitments (7)	10.4	—	—	—	10.4
Deferred payment obligation (8)	—	—	—	11.1	11.1
Estimated tax obligations (9)	7.8	—	—	—	7.8
Total	$537.2	$643.6	$157.6	$1,101.4	$2,439.8
(1)

The amount shown for indebtedness involving revolving credit facilities is based upon the actual amount outstanding at December 31, 2014, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2014 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. See Item 7A— “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.

(2)	The timing and amount shown for our operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that Kronos is required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements. The pricing under these agreements is generally negotiated quarterly. The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first quarter 2015 pricing. The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts. Our obligation for the purchase of TiO2 feedstock is more fully described in Note 17 to our Consolidated Financial Statements and above in “Business—Raw Materials.” The amounts shown in the table above include the feedstock ore requirements from contracts we entered into in January 2015.

(4)

The amounts shown for the long-term service and other supply contracts primarily pertain to agreements Kronos entered into with various providers of products or services which help to run its plant facilities (electricity, natural gas, etc.), utilizing December 31, 2014 exchange rates. See Note 17 to our Consolidated Financial Statements.(5)

(5)

CompX’s purchase obligations consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) and are based on the contractual payment amount and the contractual payment date for those commitments.

(6)	The funding requirements for WCS collateral trust agreements are described in Note 17 to our Consolidated Financial Statements.
(7)

BMI and LandWell’s purchase obligations consist of contractual obligations (primarily commitments for land development and improvement costs) and are based on the contractual payment amount and the contractual payment date for those commitments.

(8)	The deferred payment obligation is described in Note 3 to our Consolidated Financial Statements.
(9)

The amount shown for income taxes is the amount of our consolidated income taxes currently payable at December 31, 2014, which is assumed to be paid during 2015 and includes taxes payable to Contran as a result of our being a member of the Contran Tax Group, see Note 1 to our Consolidated Financial Statements.

The table above does not include:

●

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

•

Amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Our defined benefit pension plans and OPEB plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements. We currently expect we will be required to contribute an aggregate of $21 million to our defined benefit pension and OPEB plans during 2015.

●

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

Recent Accounting Pronouncement

See Note 19 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General—We are exposed to market risk from changes in interest rates, currency exchange rates, raw materials and equity security prices.

Interest Rates—We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2014 our aggregate indebtedness was split between 38% of fixed-rate instruments and 62% of variable-rate borrowings (in 2013 the percentages were 47% of fixed-rate instruments and 53% of variable rate borrowings). The fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2014.

The table below shows the fair value of our financial liabilities at December 31, 2014.

	Indebtedness* Amount
	Carrying value	Fair value	Year end interest rate	Maturity date
	(In millions)
Fixed-rate indebtedness:
Valhi loans from Snake River	$250.0	$250.0	9.4%	2027
Tremont promissory note payable	17.4	17.4	3.0	2023
WCS financing capital lease	67.1	67.1	7.0	2035
Note payable to the City of Henderson	3.1	3.1	3.0	2020
Total fixed-rate indebtedness	337.6	337.6	8.5%
Variable-rate indebtedness:
Kronos term loan	$345.9	$341.5	4.8%	2020
Valhi Contran credit facility	223.7	223.7	4.3	2016
BMI bank note payable	10.3	10.3	3.3	2025
Total variable-rate indebtedness	579.9	575.5	4.5%
Total	$917.5	$913.1	6.0%
*	Excludes capital lease obligations.

Currency Exchange Rates. We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and the United Kingdom pound sterling.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. See Note 18 to our Consolidated Financial Statements for a discussion of certain currency forward contracts to which we are a party at December 31, 2014.

See Notes 1 and 18 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2013 and 2014.

Raw Materials. Our Chemicals Segment generally enters into long-term supply agreements for certain critical raw materials. Many of these raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending on the suppliers.

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

Marketable Equity and Debt Security Prices. We are exposed to market risk due to changes in prices of the marketable securities we own. The fair value of such debt and equity securities (determined using Level 1, Level 2 and Level 3 inputs) at December 31, 2013 and 2014 was $257.1 million and $258.3 million, respectively. The potential change in the aggregate fair value of these investments, assuming a hypothetical 10% change in prices, would be approximately $25.7 million at December 31, 2013 and $25.8 million at December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chairman of the Board, President and Chief Executive Officer, and Bobby D. O’Brien, our Director, Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management‘s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting which,  as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

●

Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in this Annual Report on Form 10-K.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X.  However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE.  During 2014, our chief executive officer filed such annual certification with the NYSE.  The 2014 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2014 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2015 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2015 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2015 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2015 proxy statement. See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2015 proxy statement.

PART IV

ITEM 15.	EXHIBITS

(a) and (c) Financial Statements

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b) Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valhi, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2013 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

March 13, 2015

Dallas, Texas

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$142.8	$255.8
Restricted cash equivalents	10.4	10.6
Marketable securities	3.8	2.7
Accounts and other receivables, net	273.4	271.3
Refundable income taxes	15.2	8.7
Receivable from affiliates	14.7	23.9
Land held for development	14.3	15.0
Inventories, net	430.6	443.0
Other current assets	20.8	17.6
Deferred income taxes	23.0	13.4
Total current assets	949.0	1,062.0
Other assets:
Marketable securities	253.3	255.6
Investment in affiliate	102.3	89.0
Goodwill	379.7	379.7
Deferred income taxes	149.2	164.4
Pension asset	.6	-
Other assets	336.7	282.9
Total other assets	1,221.8	1,171.6
Property and equipment:
Land	51.5	49.1
Buildings	285.1	263.1
Equipment	1,194.8	1,139.9
Treatment, storage and disposal facilities	158.9	159.9
Mining properties	66.5	52.0
Construction in progress	54.2	26.2
	1,811.0	1,690.2
Less accumulated depreciation	1,014.6	956.6
Net property and equipment	796.4	733.6
Total assets	$2,967.2	$2,967.2

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
	2013	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10.7	$9.3
Accounts payable	133.2	136.2
Accrued liabilities	188.2	128.0
Payable to affiliates	51.5	46.0
Income taxes	8.9	7.8
Deferred income taxes	2.2	3.9
Total current liabilities	394.7	331.2
Noncurrent liabilities:
Long-term debt	741.8	924.8
Deferred income taxes	431.1	412.8
Accrued pension costs	169.3	249.4
Accrued environmental remediation and related costs	113.6	108.3
Accrued postretirement benefits costs	13.7	14.1
Other liabilities	110.2	112.7
Total noncurrent liabilities	1,579.7	1,822.1
Equity:
Valhi stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; 5,000 shares issued	667.3	667.3
Common stock, $.01 par value; 500.0 million shares authorized; 355.2 million shares issued and outstanding	3.6	3.6
Additional paid-in capital	27.6	-
Retained earnings (deficit)	(39.6)	4.9
Accumulated other comprehensive loss	(8.0)	(148.6)
Treasury stock, at cost—13.2 million shares	(49.6)	(49.6)
Total Valhi stockholders’ equity	601.3	477.6
Noncontrolling interest in subsidiaries	391.5	336.3
Total equity	992.8	813.9
Total liabilities and equity	$2,967.2	$2,967.2

Commitments and contingencies (Notes 9, 12, 16 and 17)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2012	2013	2014
Revenues and other income:
Net sales	$2,087.3	$1,863.6	$1,862.6
Other income, net	70.6	88.0	42.0
Total revenues and other income	2,157.9	1,951.6	1,904.6
Costs and expenses:
Cost of sales	1,512.1	1,729.4	1,459.8
Selling, general and administrative	273.3	375.1	276.1
Loss on prepayment of debt, net	7.2	8.9	—
Goodwill impairment	6.4	—	—
Assets held for sale write-down	1.2	—	—
Interest	56.3	56.1	56.7
Total costs and expenses	1,856.5	2,169.5	1,792.6
Income (loss) from continuing operations before income taxes	301.4	(217.9)	112.0
Income tax expense (benefit)	104.8	(91.0)	32.5
Income (loss) from continuing operations	196.6	(126.9)	79.5
Income from discontinued operations, net of tax	25.5	—	—
Net income (loss)	222.1	(126.9)	79.5
Noncontrolling interest in net income (loss) of subsidiaries	62.3	(28.9)	25.7
Net income (loss) attributable to Valhi stockholders	$159.8	$(98.0)	$53.8

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In millions, except per share data)

	Years ended December 31,
	2012	2013	2014
Amounts attributable to Valhi stockholders:
Income (loss) from continuing operations	$141.4	$(98.0)	$53.8
Income from discontinued operations	18.4	—	—
Net income (loss) attributable to Valhi stockholders	$159.8	$(98.0)	$53.8
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$.41	$(.29)	$.16
Income from discontinued operations	.06	—	—
Net income (loss) per share	$.47	$(.29)	$.16
Cash dividends per share	$.192	$.20	$.11
Basic and diluted weighted average shares outstanding	342.0	342.0	342.0

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2012	2013	2014
Net income (loss)	$222.1	$(126.9)	$79.5
Other comprehensive income (loss), net of tax:
Currency translation	19.6	7.5	(105.8)
Marketable securities	(20.8)	10.3	(22.1)
Defined benefit pension plans	(37.5)	32.1	(71.6)
Other postretirement benefit plans	(1.5)	3.2	(2.5)
Total other comprehensive income (loss), net	(40.2)	53.1	(202.0)
Comprehensive income (loss)	181.9	(73.8)	(122.5)
Comprehensive income (loss) attributable to noncontrolling interest	40.8	(9.8)	(35.7)
Comprehensive income (loss) attributable to Valhi stockholders	$141.1	$(64.0)	$(86.8)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2013 and 2014

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2011	$667.3	$3.6	$78.6	$(19.4)	$(23.3)	$(49.6)	$335.8	$993.0
Net income	—	—	—	159.8	—	—	62.3	222.1
Cash dividends	—	—	—	(65.0)	—	—	(18.6)	(83.6)
Other comprehensive income (loss), net	—	—	—	—	(18.7)	—	(21.5)	(40.2)
Equity transactions with noncontrolling interest, net	—	—	.2	—	—	—	.1	.3
Other	—	—	.1	—	—	—	—	.1
Balance at December 31, 2012	667.3	3.6	78.9	75.4	(42.0)	(49.6)	358.1	1,091.7
Net loss	—	—	—	(98.0)	—	—	(28.9)	(126.9)
Cash dividends	—	—	(50.9)	(17.0)	—	—	(18.2)	(86.1)
Other comprehensive income, net	—	—	—	—	34.0	—	19.1	53.1
Noncontrolling interest of businesses acquired	—	—	—	—	—	—	61.5	61.5
Equity transactions with noncontrolling interest, net	—	—	(.4)	—	—	—	(.1)	(.5)
Balance at December 31, 2013	667.3	3.6	27.6	(39.6)	(8.0)	(49.6)	391.5	992.8
Net income	—	—	—	53.8	—	—	25.7	79.5
Cash dividends	—	—	(28.0)	(9.3)	—	—	(19.3)	(56.6)
Other comprehensive loss, net	—	—	—	—	(140.6)	—	(61.4)	(202.0)
Equity transactions with noncontrolling interest, net	—	—	.4	—	—	—	(.2)	.2
Balance at December 31, 2014	$667.3	$3.6	$—	$4.9	$(148.6)	$(49.6)	$336.3	$813.9

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income (loss)	$222.1	$(126.9)	$79.5
Depreciation and amortization	69.4	74.5	78.4
Net (gain) loss from:
Bargain purchase and remeasurement of our existing investment in acquiree	—	(54.6)	—
Litigation settlement	(14.7)	—	—
Sale of discontinued operations	(23.7)	—	—
Securities transactions, net	(21.8)	(.2)	(.3)
Disposal of property and equipment, net	(1.5)	.5	.9
Loss on prepayment of debt, net	7.2	8.9	—
Call premium paid	(6.2)	—	—
Assets held for sale write-down	1.2	—	—
Goodwill impairment	6.4	—	—
Noncash interest expense	2.6	1.5	2.3
Benefit plan expense greater (less) than cash funding	(4.7)	7.0	(3.1)
Deferred income taxes	51.5	(114.8)	10.0
Equity in joint venture earnings	.2	(.5)	—
Net distributions from (contributions to) TiO2 manufacturing joint venture, net	(20.7)	10.9	10.6
Other, net	(3.1)	6.5	8.0
Change in assets and liabilities:
Accounts and other receivables, net	(6.7)	22.9	(27.2)
Land held for development, net	—	—	(6.8)
Inventories, net	(184.6)	220.0	(55.1)
Accounts payable and accrued liabilities	(44.2)	73.4	(26.4)
Income taxes	(20.0)	(9.6)	5.4
Accounts with affiliates	65.4	(18.7)	(13.2)
Other noncurrent assets	(11.7)	(2.1)	2.8
Other noncurrent liabilities	11.8	.2	4.8
Other, net	(2.3)	18.2	(3.3)
Net cash provided by operating activities	71.9	117.1	67.3

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2012	2013	2014
Cash flows from investing activities:
Capital expenditures	$(98.8)	$(74.6)	$(72.7)
Capitalized permit costs	(4.1)	(1.5)	(.3)
Acquisition of a businesses	—	(5.3)	—
Cash of discontinued operations	(5.4)	—	—
Cash of businesses acquired	—	27.4	—
Purchases of marketable securities	(11.7)	(7.9)	(16.3)
Proceeds from:
Disposal of TIMET common stock	107.6	—	—
Disposal of mutual funds	21.1	—	—
Disposal of other marketable securities	12.4	11.1	15.1
Sale of business	58.0	—	—
Real estate-related litigation settlement	15.6	—	—
Collection of real-estate related note receivable	—	3.0	—
Disposal of assets held for sale	3.6	1.6	—
Loan to affiliate:
Loan	(52.8)	—	—
Collection	64.0	—	—
Change in restricted cash equivalents, net	(15.7)	(9.9)	18.6
Other, net	7.1	(.1)	.5
Net cash provided by (used in) investing activities	100.9	(56.2)	(55.1)
Cash flows from financing activities:
Indebtedness:
Borrowings	732.8	493.8	515.6
Principal payments	(546.0)	(693.3)	(343.1)
Deferred financing costs paid	(7.2)	—	(6.1)
Valhi cash dividends paid	(65.0)	(67.9)	(37.3)
Distributions to noncontrolling interest in subsidiaries	(18.6)	(18.2)	(18.9)
Purchase of Kronos common stock	—	(.7)	—
Other, net	—	.1	—
Net cash provided by (used in) financing activities	96.0	(286.2)	110.2
Net increase (decrease)	$268.8	$(225.3)	$122.4

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2012	2013	2014
Cash and cash equivalents—net change from:
Operating, investing and financing activities	$268.8	$(225.3)	$122.4
Effect of exchange rates on cash	1.7	1.2	(9.4)
Net change for the year	270.5	(224.1)	113.0
Balance at beginning of year	96.4	366.9	142.8
Balance at end of year	$366.9	$142.8	$255.8
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized (including call premium paid)	$65.5	$55.0	$53.9
Income taxes, net	71.0	15.6	33.4
Noncash investing activities:
Change in accruals for capital expenditures	16.1	4.6	6.5
Capital lease additions	—	—	8.9
Noncash financing activities:
Amounts issued in connection with business combination:
Promissory note	—	19.1	—
Deferred payment obligation	—	8.2	—
Accrued construction retainage payable converted to note payable	—	2.8	—

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Organization. We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at December 31, 2014. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran and us.

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

Marketable securities and securities transactions. We carry marketable debt and equity securities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

●	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
●	Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

We recognize unrealized and realized gains and losses on trading securities in income. We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes and noncontrolling interest. Realized gains and losses are based on specific identification of the securities sold. See Notes 4 and 11.

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

Land held for development. Land held for development relates to BMI and LandWell, for which we acquired a controlling interest in December 2013, see Note 3. The primary asset of Landwell is certain real property in Henderson, Nevada some of which we are developing for residential lots in a master planned community. Land held for development was recorded at the estimated acquisition date fair value based on a value per developable acre at the time of purchase. Development costs, including infrastructure improvements, real estate taxes, capitalized interest and other costs, some of which may be allocated, are capitalized during the period incurred. We allocate costs to each parcel sold on a pro-rata basis associated with the relevant development activity. As land parcels are sold, costs of land sales, including land and development costs, are allocated based on specific identification, relative sales value, square footage or a combination of these methods. All sales and marketing activities and general overhead are charged to selling, general and administrative expense as incurred.

Investment in affiliates and joint ventures. We account for investments in more than 20%-owned but less than majority-owned companies by the equity method. See Note 7. We allocate any differences between the cost of each investment and our pro-rata share of the entity’s separately-reported net assets among the assets and liabilities of the entity based upon estimated relative fair values. We amortize these differences, which were not material at December 31, 2014, to income as the entities depreciate, amortize or dispose of the related net assets.

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

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2012, 2013 and 2014 we capitalized $1.7 million, $1.6 million and $2.9 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We operate waste disposal facilities. We capitalize preparation costs for landfill disposal cells, including costs relating to excavation and grading and the design and construction of liner and leachate collection system. We recognize closure and post closure costs as part of the carrying value of our disposal facilities.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset or asset group to the asset’s net carrying value to determine if a write-down to fair value is required.

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

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. Generally, subsidiaries make payments to or receive payments from us in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group. We made net cash payments for income taxes to Contran of $6.0 million in 2012, $6.5 million in 2013 and $19.3 million in 2014.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $659 million at December 31, 2014. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to these earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets we believe does not meet the more-likely-than-not recognition criteria.

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

Environmental remediation and related costs. We record liabilities related to environmental remediation and related costs when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to its present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2013 and 2014, we had not recognized any material receivables for recoveries. See Note 17.

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

Certain retail land sales of our Real Estate Management and Development Segment are recognized under the under the percentage-of-completion method when we are required to complete property development and improvements after title passes to the buyer and when all of the criteria of ASC 970-605-30 are met.  Under such method, revenues and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred.  Such costs incurred and total estimated costs include amounts specifically identifiable with the parcels sold as well as certain development costs for the entire residential/planned community which are allocated to the parcels sold under applicable GAAP. Other retail land sales are generally recognized by the full accrual method of accounting at closing, in which title passes to the customer and we have no remaining contractual obligations to the buyer.

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $89 million in 2012, $93 million in 2013 and $95 million in 2014. Shipping and handling costs of our Component Products and Waste Management Segments are not material. We expense advertising and research, development and sales technical support costs as incurred. Advertising costs attributable to continuing operations were approximately $1 million in 2012, $2 million in 2013 and $1 million in 2014. Research, development and certain sales technical support costs attributable to continuing operations were approximately $19 million in 2012, $18 million in 2013 and $19 million in 2014.

Note 2—Business and geographic segments:

Business segment	Entity	% controlled at December 31, 2014
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI. See Note 3.

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

We have the following four consolidated reportable operating segments.

●

Chemicals—Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), TiO2 is used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics. See Note 7.

●

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

●

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

●

Real Estate Management and Development—We operate in real estate management and development through our majority control of BMI and LandWell. BMI provides utility services to certain industrial and municipal customers and owns real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. In December 2013, we acquired a controlling interest in each of these companies, and they are included in our results of operations and cash flows beginning on January 1, 2014. See Note 3 to our Consolidated Financial Statements.

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

Interest income included in the calculation of segment operating income is not material in 2012, 2013 or 2014. Capital expenditures include additions to property and equipment but exclude amounts we paid for business units acquired in business combinations. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. Our investment in the TiO2 manufacturing joint venture (see Note 7) is included in the Chemicals Segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents and marketable securities.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net sales:
Chemicals	$1,976.3	$1,732.4	$1,651.9
Component products	83.2	92.0	103.9
Waste management	27.8	39.2	66.5
Real estate management and development	—	—	40.3
Total net sales	$2,087.3	$1,863.6	$1,862.6
Cost of sales:
Chemicals	$1,418.2	$1,622.6	$1,304.6
Component products	58.9	64.5	71.6
Waste management	35.0	42.3	49.7
Real estate management and development	—	—	33.9
Total cost of sales	$1,512.1	$1,729.4	$1,459.8
Gross margin:
Chemicals	$558.1	$109.8	$347.3
Component products	24.3	27.5	32.3
Waste management	(7.2)	(3.1)	16.8
Real estate management and development	—	—	6.4
Total gross margin	$575.2	$134.2	$402.8
Operating income (loss):
Chemicals	$366.8	$(125.4)	$156.8
Component products	5.4	9.3	13.6
Waste management	(26.8)	(22.6)	(2.2)
Real estate management and development	—	—	2.0
Total operating income (loss)	345.4	(138.7)	170.2
Equity in earnings of investee	(.2)	.5	—
General corporate items:
Securities earnings	50.2	26.6	26.9
Insurance recoveries	3.3	9.4	10.4
Litigation settlement gain	14.7	—	—
Gain on sale of excess property	3.2	—	—
Goodwill impairment	(6.4)	—	—
Gain on bargain purchase and remeasurement of our existing investment in acquiree	—	54.6	—
General expenses, net	(45.3)	(105.3)	(38.8)
Loss on prepayment of debt, net	(7.2)	(8.9)	—
Interest expense	(56.3)	(56.1)	(56.7)
Income (loss) from continuing operations before income taxes	$301.4	$(217.9)	$112.0

	Years ended December 31,
	2012	2013	2014
	(In millions)
Depreciation and amortization:
Chemicals	$50.4	$52.8	$51.9
Component products*	5.8	3.3	3.5
Waste management	13.2	18.4	20.3
Real estate management and development	—	—	2.7
Total	$69.4	$74.5	$78.4
Capital expenditures:
Chemicals	$74.9	$67.6	$61.3
Component products*	4.3	3.5	2.8
Waste management	19.6	3.5	4.5
Real estate management and development	—	—	4.0
Corporate	—	—	.1
Total	$98.8	$74.6	$72.7

	December 31,
	2012	2013	2014
	(In millions)
Total assets:
Operating segments:
Chemicals	$2,401.1	$1,984.8	$2,016.0
Component products	82.3	83.1	85.5
Waste management	265.0	270.1	257.7
Real estate management and development	—	253.7	246.3
Joint venture accounted for by the equity method	16.2	—	—
Corporate and eliminations	405.9	375.5	361.7
Total	$3,170.5	$2,967.2	$2,967.2
*	Includes discontinued operations for 2012, see Note 3.

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2014 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $703 million (in 2013 the total was $708 million).

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net sales—point of origin:
United States	$1,153.8	$961.5	$993.7
Germany	977.7	915.8	844.1
Canada	339.1	246.5	252.3
Belgium	272.9	254.6	249.3
Norway	284.0	261.3	256.8
Eliminations	(940.2)	(776.1)	(733.6)
Total	$2,087.3	$1,863.6	$1,862.6
Net sales—point of destination:
North America	$760.7	$690.5	$753.2
Europe	1,011.4	905.0	883.6
Asia and other	315.2	268.1	225.8
Total	$2,087.3	$1,863.6	$1,862.6

	December 31,
	2012	2013	2014
	(In millions)
Net property and equipment:
United States	$211.9	$232.8	$234.4
Germany	271.2	292.9	259.5
Canada	73.0	67.1	63.4
Norway	109.5	100.9	85.5
Belgium	97.5	102.7	90.8
Total	$763.1	$796.4	$733.6

Note 3—Business combinations, discontinued operations and related transactions:

Kronos Worldwide, Inc.

Prior to 2012, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos would use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. During 2013 Kronos repurchased approximately 49,000 shares for an aggregate of $.7 million in cash under its repurchase program. The 2013 purchases are the only purchases Kronos has made to date under the plan and at December 31, 2014 approximately 1.95 million shares are available for repurchase.

CompX International Inc.

Prior to 2012, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX would generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2012, 2013 or 2014, and at December 31, 2014 approximately 678,000 shares were available for purchase under these authorizations.

Discontinued operations—On December 28, 2012, CompX completed the sale of its furniture components operations to a competitor of that business for proceeds, net of expenses, of approximately $58.0 million in cash. We recognized a pre-tax gain in 2012 of $23.7 million on the disposal of these operations ($15.7 million, or $.05 per basic and diluted share, net of income taxes and noncontrolling interest). Such pre-tax gain includes income of $10.4 million associated with the reclassification out of accumulated other comprehensive income related to foreign currency translation. The income taxes associated with the pre-tax gain on disposal is less than the U.S. statutory income tax rate of 35% principally due to the utilization of foreign tax credits, the benefit of which had previously not been recognized in part because such benefit did not meet the “more-likely-than-not” recognition criteria and in part because we have not previously elected to claim a credit with respect to foreign income taxes paid because our tax elections are consistent with the elections of Contran and Contran had not previously elected to claim credit.

Selected financial data for the operations of the disposed furniture components business is presented below:

Year ended December 31, 2012
(In millions)
Income statement:
Net sales	$60.7
Operating income	$7.4
Income from discontinued operations:
Income before taxes	$7.2
Income tax expense	3.5
Income from discontinued operations, net of tax	3.7

In accordance with generally accepted accounting principles we have reclassified our Consolidated Statements of Operations to reflect the disposed business as discontinued operations for all periods presented. We have not reclassified our December 31, 2012 Consolidated Statements of Cash Flows to reflect discontinued operations.

In conjunction with the sale of CompX’s furniture components reporting unit, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by CompX’s Taiwanese Furniture Component subsidiary. In 2013 an agreement was entered into with a third party to sell the land for $3.0 million, all of which was received during 2013.

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

As a result, in December 2013 we completed the acquisition of the 31% ownership interest in BMI and the 15% ownership interest in LandWell held by NERT. We completed this acquisition because it allowed us to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership interest of LandWell to 27%, which also resulted in our control of 77% of LandWell (given BMI’s 50% ownership interest in LandWell, our controlling ownership interest of BMI and our 27% direct ownership interest of LandWell). The other owners did not exercise their first refusal or participation rights and accordingly did not participate in the acquisition of the additional BMI and LandWell interests. As part of this transaction with NERT, we also acquired one parcel of real property located in Henderson, and acquired an option to purchase four additional parcels of real property located in Henderson, at our option, without the payment of additional consideration to NERT. These five additional parcels, which NERT had also acquired as part of Tronox’s plan of reorganization, are not part of the land currently being developed by LandWell but are located in or are adjacent to the industrial park. The aggregate fair value of the total consideration we gave for the acquisition of BMI and LandWell interest, the parcel of real property acquired and the option to acquire the four other parcels was $32.6 million consisting of $5.3 million in cash, a $19.1 million promissory note secured by the real property acquired, and a $11.1 million deferred payment obligation (which was discounted to present value of $8.2 million, as discussed below). The acquisition of the BMI and LandWell interests, the parcel of real property and the option for the four additional parcels is accounted for as a business combination under GAAP. The application of the purchase method of accounting for business combinations requires us to use significant estimates and assumptions in the determination of the estimated fair value of assets acquired and liabilities assumed; it also requires us to remeasure our existing ownership interest in BMI and LandWell to their estimated fair value. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions we believe are reasonable, and when appropriate, includes assistance from independent third-party valuation firms.

The $19.1 million promissory note bears interest at 3% per annum, with interest payable annually and all principal due in December 2023. The promissory note is collateralized by the BMI and LandWell interests acquired as well as the real property acquired from NERT as part of the transaction. The note may be prepaid at any time, without penalty. We must make mandatory prepayments on the note in specified amounts whenever we receive distributions from BMI or LandWell, or in the event we sell any of the real property acquired.  The acquisition date estimated fair value of this promissory note was equal to its $19.1 million face amount. We made $1.7 million in principal prepayments during 2014 under the terms of the note.

The $11.1 million deferred payment obligation bears interest at 3% per annum, commencing in December 2023, and is collateralized by the BMI and LandWell interests acquired. The deferred payment obligation has no specified maturity date. We are required to make repayments on the deferred payment obligation, in specified amounts, whenever we receive distributions from BMI and LandWell, and we may make voluntary repayments on the deferred payment obligation at any time, in each case without any penalty, but in any case only after the promissory note discussed above has been repaid in full. For financial reporting purposes, the acquisition date estimated fair value of the deferred payment obligation was approximately $8.2 million, which was determined by discounting the $11.1 million face amount to its present value using a 3% discount rate from December 2023 (when it becomes interest bearing at 3%).

Upon gaining ownership of the BMI and LandWell interests formerly held by Tronox in 2010, NERT concluded that it would not be appropriate to take part in any corporate activities of BMI and LandWell, due to (i) the inherent conflict of interest associated with the fact that NERT was responsible to the Nevada Department of Environmental Protection with respect to the remediation of property NERT had acquired as a result of the Tronox plan of reorganization (including the five parcels of real property discussed above as well as other real property formerly owned by Tronox in Nevada), (ii) BMI and LandWell were involved in certain environmental remediation activities associated with the real property owned by LandWell which was under development, and (iii) NERT was also charged with maximizing the value of its assets, including the interests in BMI and LandWell as well as the real property it held directly. Accordingly, NERT never appointed any representatives to the board of directors of BMI, representatives of NERT never attended any BMI and LandWell board meetings, and at NERT’s request NERT was not provided any financial statements or other information regarding BMI and LandWell and their respective activities. In addition, NERT (which received some cash and other assets at its formation as part of the Tronox plan of reorganization and also received the BMI/LandWell interests as well as the real property formerly owned by Tronox) knew it would need to raise funds in order to continue the environmental remediation obligation it assumed as part of its formation because the cash it received at its formation was substantially less than the amount it would need in order to continue such remediation. We believe that due to these conflicts and its desire to raise cash, NERT determined it needed to divest itself of the BMI and LandWell interests as soon as was practicable. And given the provisions of the governing documents of BMI and LandWell that gave BMI and LandWell and their other owners a right-of-first-refusal, there were a limited number of potential buyers for the BMI and LandWell interests held by NERT.

In January 2014, we engaged an independent third-party valuation firm to assist us with the overall fair value determination for a portion of the assets acquired for financial reporting purposes in accordance with ASC 805. The third-party valuation firm assisted us in the valuation of the land held for development we acquired, substantially all of the property, plant and equipment acquired and a portion of the other noncurrent assets acquired. The land held for development we acquired consisted of approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. In estimating the value of the land held for development we acquired, the valuation firm used a sales comparison (or market) approach, in which the value of each parcel acquired was estimated by comparing it to similar properties that had recently been sold or were currently being marketed for sale. The firm consulted local brokers, appraisers and databases for recent sales of comparable property within the Henderson, Nevada area. The available market data was then investigated, analyzed and compared to each parcel. The material factors considered by the valuation firm when investigating, analyzing and comparing the recent sales include characteristics of such other sales (e.g., type of property rights conveyed, non-market oriented financing (if any), any atypical conditions of the sale) and the physical characteristics of the property underlying such sales (e.g., location, topography, configuration, exposure/frontage, condition, zoning). As applicable, the valuation firm made appropriate adjustments to such factors for any dissimilar characteristics between such other sales and LandWell’s land held for development. In addition, we (as well as management of BMI and LandWell) reviewed the fair value amounts we received from such valuation firm to determine that such fair values were reasonable and consistent with our knowledge and experience with the local market, including the consideration of certain acreage in the residential/ planned community that was under contract with homebuilders in December 2013 or in the final stages of negotiation with homebuilders in December 2013 and subsequently became under contract in early 2014.

For financial reporting purposes, the assets acquired and liabilities assumed of BMI and LandWell were included in our Consolidated Balance Sheet beginning as of December 31, 2013, and the results of the operations and cash flows of BMI and LandWell are included in our Consolidated Statements of Operations and Cash Flows beginning January 1, 2014. Our costs associated with the acquisition were not material.

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

The following table summarizes the aggregate fair value of the consideration we paid to gain control of BMI and LandWell, the one parcel of real property acquired and the option to acquire the remaining four parcels of real property (which one parcel and option to acquire the remaining four parcels collectively are estimated to have an aggregate fair value of $14.9 million), and our current estimates for the fair value of our existing ownership interests in BMI and LandWell, the gain on bargain purchase recognized (which along with the gain on remeasurement of our existing investment in BMI and LandWell, aggregated $54.6 million and was recognized in the fourth quarter of 2013), the amounts assigned to the identifiable assets acquired and liabilities assumed at the acquisition date and the fair value of the noncontrolling interest in BMI and LandWell that exists as the acquisition date. Our final purchase price allocation indicated below was based upon the final fair value appraisal report issued by the independent valuation firm of the assets acquired and liabilities assumed of BMI and LandWell, including the fair value of the noncontrolling interest in BMI and LandWell at the acquisition date, using the fair value measurement principles of ASC 820. Such independent appraisal is considered a Level 3 input under ASC 820. Such final purchase price allocation did not change from our previously-reported preliminary purchase price allocation.

Based on our analysis of the amounts of the transaction at December 31, 2013 we recognized the following:

(In millions)
Consideration:
Cash	$5.3
Promissory note payable	19.1
Deferred payment, obligation ($11.1 million face value)	8.2
Total fair value of consideration	32.6
Fair value of our existing equity interest in BMI and LandWell	43.4
Bargain purchase gain recognized	28.0
Total	$104.0
Allocation of purchase price to identifiable assets acquired and liabilities assumed:
Cash	$27.4
Land held for development:
Current	14.3
Noncurrent	158.1
Other current assets	9.4
Property, plant and equipment	29.0
Other noncurrent assets	8.5
Long-term debt	(14.3)
Other liabilities	(66.9)
Total net identifiable assets	165.5
Noncontrolling interest in BMI and LandWell	(61.5)
Total	$104.0

The pro forma effect on our Consolidated Statement of Operations for 2012 and 2013, assuming the acquisition of BMI and Landwell had occurred at the beginning of such periods, is not material.

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2013:
Current assets	$3.8	$3.8	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	3.3	3.3	—
Total	$253.3	$253.3	$—
December 31, 2014:
Current assets	$2.7	$2.7	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.6	5.8	(.2)
Total	$255.6	$255.8	$(.2)

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2013:
Current assets	$3.8	$2.4	$1.4	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$—	$—	$250.0
Fixed income securities	1.9	—	1.9	—
Mutual funds and common stocks	1.4	1.4	—	—
Total	$253.3	$1.4	$1.9	$250.0
December 31, 2014:
Current assets	$2.7	$1.7	$1.0	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$—	$—	$250.0
Fixed income securities	3.1	—	3.1	—
Mutual funds and common stocks	2.5	2.5	—	—
Total	$255.6	$2.5	$3.1	$250.0

Amalgamated Sugar. Prior to 2012, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugar beet growers in Amalgamated’s areas of operations. Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets we transferred to the LLC was approximately $34 million. When we transferred control of our operations to Snake River in return for our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes. Therefore, the cost basis of our investment in the LLC is $250 million. As part of this transaction, Snake River made certain loans to us aggregating $250 million. These loans are collateralized by our interest in the LLC. See Notes 9 and 15.

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

Prior to 2012, Snake River agreed that the annual amount of distributions we receive from the LLC would exceed the annual amount of interest payments we owe to Snake River on our $250 million in loans from Snake River by at least $1.8 million. If we receive less than the required minimum amount, certain agreements we previously made with Snake River and the LLC, including a reduction in the amount of cumulative distributions that we must receive from the LLC in order to prevent us from becoming able to temporarily take control of the LLC, would retroactively become null and void and we would be able to temporarily take control of the LLC if we so desired. Through December 31, 2014, Snake River and the LLC maintained the applicable minimum required levels of cash flows to us.

We report the cash distributions received from the LLC as dividend income. We recognize distributions when they are declared by the LLC, which is generally the same month we receive them, although in certain cases distributions may be paid on the first business day of the following month. See Note 15. The amount of such future distributions we will receive from the LLC is dependent upon, among other things, the future performance of the LLC’s operations. Because we receive preferential distributions from the LLC and we have the right to require the LLC to redeem our interest for a fixed and determinable amount beginning at a fixed and determinable date, we account for our investment in the LLC as a marketable security carried at its cost basis of $250 million. The cost basis is also the fair value of our investment determined using Level 3 inputs as the $250 million redemption price of our investment in the LLC as well as the amount of our debt owed to Snake River Company that is collateralized by our investment in the LLC. There has been no change to the fair value of our Amalgamated Sugar investment during 2012, 2013 or 2014. We do not expect to report a gain on the redemption at the time our LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of our investment in the LLC at the time of redemption.

Other. The fair value of our other marketable securities are either determined using Level 1 inputs (because the securities are actively traded) or determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 5—Accounts and other receivables, net:

	December 31,
	2013	2014
	(In millions)
Trade accounts receivable:
Kronos	$226.1	$230.9
CompX	8.7	8.8
WCS	7.2	7.7
BMI/LandWell	1.3	1.4
VAT and other receivables	31.4	24.3
Allowance for doubtful accounts	(1.3)	(1.8)
Total	$273.4	$271.3

Note 6—Inventories, net:

	December 31,
	2013	2014
	(In millions)
Raw materials:
Chemicals	$66.6	$76.0
Component products	3.6	3.4
Total raw materials	70.2	79.4
Work in process:
Chemicals	18.0	32.9
Component products	6.7	10.3
Total in-process products	24.7	43.2
Finished products:
Chemicals	263.3	253.2
Component products	3.0	3.2
Total finished products	266.3	256.4
Supplies (primarily chemicals)	69.4	64.0
Total	$430.6	$443.0

Note 7—Investment in affiliate and other assets:

	December 31,
	2013	2014
	(In millions)
Investment in Ti02 manufacturing joint venture	$102.3	$89.0
Other assets:
Land held for development	$158.1	$165.1
Waste disposal site operating permits, net	59.5	53.2
Restricted cash	33.3	13.9
Deferred financing costs	2.6	6.9
IBNR receivables	6.9	6.8
Capital lease deposit	6.2	6.2
Intangible assets	5.2	5.1
Assets held for sale	1.1	1.2
Other	63.8	24.5
Total	$336.7	$282.9

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment and another Ti02 producer, Tioxide Americas LLC (“Tioxide”), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or “LPC”) that owns and operates a TiO2 plant in Lake Charles, Louisiana. Tioxide is a wholly-owned subsidiary of Huntsman Corporation.

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

	Years ended December 31,
	2012	2013	2014
	(In millions)
Distributions from LPC	$79.5	$70.7	$48.0
Contributions to LPC	(100.2)	(59.8)	(37.4)
Net distributions (contributions)	$(20.7)	$10.9	$10.6

Summary balance sheets of LPC are shown below:

	December 31,
	2013	2014
	(In millions)
ASSETS
Current assets	$127.2	$107.4
Property and equipment, net	114.1	110.6
Total assets	$241.3	$218.0
LIABILITIES AND PARTNERS’ EQUITY
Other liabilities, primarily current	$33.9	$37.3
Partners’ equity	207.4	180.7
Total liabilities and partners’ equity	$241.3	$218.0

Summary income statements of LPC are shown below:

	Years ended December 31,
	2012	2013	2014
	(In millions)
Revenues and other income:
Kronos	$250.2	$224.5	$193.1
Tioxide	227.5	224.6	193.8
Total	477.7	449.1	386.9
Cost and expenses:
Cost of sales	477.3	448.7	386.4
General and administrative	.4	.4	.5
Total	477.7	449.1	386.9
Net income	$—	$—	$—

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

	Twelve months ended September 30,
	2012	2013
	(in millions)
Total revenues	$10.4	$9.5
Loss before income taxes	(1.2)	(3.9)
Net loss	(1.4)	(3.7)

Land held for development. The land held for development relates to BMI and LandWell and is discussed in Notes 1 and 3.

Capitalized permit costs. We obtained our byproducts disposal license in 2008 and began amortizing such license when the byproduct disposal facility began operations in October 2009. We obtained our LLRW license in September 2009. Our LLRW facilities commenced operations in 2012, at which time we began amortizing such license. Amortization of capitalized operating permit costs was $4.9 million in 2012, $6.5 million in 2013 and $6.6 million in 2014. Our estimated aggregate amortization expense for all our of capitalized permit costs as of December 31, 2014 is approximately $6.3 million in each of 2015 through 2019. Capitalized permit costs are stated net of accumulated amortization of $18.8 million at December 31, 2013 and $25.3 million at December 31, 2014. The components of net capitalized permit costs are presented in the table below.

	December 31,
	2013	2014
	(In millions)
Net permit costs for issued permits which are being amortized:
LLRW license (expires in 2024)	$54.0	$49.6
Byproduct license (expires in 2018)	4.6	3.5
Other (expires 2015—2024)	.9	.1
Total	$59.5	$53.2

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

Restricted cash relates primarily relates to our Chemicals (see Notes 9 and 12) and Waste Management Segments (see Note 17). In April 2014, $18.0 million of such restricted cash was released to WCS (see Note 9).

The capital lease deposit relates to certain indebtedness of our Waste Management Segment and is discussed in Note 9.

Note 8—Goodwill:

Changes in the carrying amount of goodwill during the past three years by operating segment are presented in the table below.

	Operating segment
	Chemicals	Component Products	EWI	Total
	(In millions)
Balance at December 31, 2011	$352.6	$41.1	$6.4	$400.1
Sale of discontinued operations	—	(14.3)	—	(14.3)
Goodwill impairment	—	—	(6.4)	(6.4)
Changes in foreign exchange rates	—	.3	—	.3
Balance at December 31, 2012, 2013 and 2014	$352.6	$27.1	$—	$379.7

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. All of our goodwill related to our Chemicals Segment is from our various step acquisitions of NL and Kronos which occurred prior to 2012, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the two reporting units within that operating segment: security products and furniture components. Prior to December 31, 2012, we also had approximately $6.4 million of goodwill which resulted from NL’s acquisition of EWI Re, Inc., an insurance brokerage subsidiary. EWI brokers certain insurance policies for Contran and certain of its affiliates, including us and our subsidiaries, as well as for certain third parties. See Note 16.

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

We performed our annual goodwill impairment test in the third quarter of 2014 for each of our reporting units and concluded there was no impairment of the goodwill for those reporting units. Such impairment test as it relates to our security products reporting unit was based on our qualitative assessment, and as a result a quantitative assessment was not required for such reporting unit for 2014. We also tested our goodwill for impairment in connection with our annual goodwill impairment test during the third quarter of 2012 and 2013. No impairment was indicated as part of such 2012, 2013 or 2014 annual review of goodwill. However, as a result of the December 2012 disposition of CompX’s furniture components reporting unit and the December 2012 sale of all common stock of Titanium Metals, Inc. (“TIMET”) owned by Contran Corporation and its affiliates (including us and our subsidiaries), a significant portion of EWI’s insurance brokerage business was lost (including TIMET). Consequently, we reevaluated goodwill associated with EWI due to the triggering event caused by significant impact these dispositions had on EWI’s business in December 2012, and concluded that all of our goodwill related to EWI was impaired. Accordingly, we recognized a $6.4 million goodwill impairment in December 2012. In addition, we had goodwill of approximately $14.3 million attributable to the disposed CompX furniture components operations, see Note 3.

Prior to 2012, we recorded a $10.1 million goodwill impairment in our Component Products Segment. Our consolidated gross goodwill at December 31, 2014 is $396.2 million.

Note 9—Long-term debt:

	December 31,
	2013	2014
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	206.5	223.7
Total Valhi debt	456.5	473.7
Subsidiary debt:
Kronos:
Term loan	—	345.9
Note payable to Contran	170.0	—
Revolving North American credit facility	11.1	—
WCS:
Financing capital lease	68.6	67.1
6% promissory notes	2.4	—
Tremont —
Promissory note payable	19.1	17.4
BMI —
Bank note payable	11.2	10.3
LandWell —
Note payable to the City of Henderson	3.1	3.1
Other	10.5	16.6
Total subsidiary debt	296.0	460.4
Total debt	752.5	934.1
Less current maturities	10.7	9.3
Total long-term debt	$741.8	$924.8

Valhi—Snake River Sugar Company—Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC. The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027. At December 31, 2014, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 4.

Contran credit facility—We also have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $275 million. The facility, as amended, bears interest at prime plus 1% (4.25% at December 31, 2014), and is due on demand, but in any event no earlier than December 31, 2016. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance (except during periods during which Contran would be a net borrower from Valhi). During 2014 we borrowed an additional net $17.2 million and at December 31, 2014 an additional $51.3 million was available for borrowings.

Kronos—Term loans— In 2013, Kronos voluntarily repaid its entire $400 million term loan that was issued in June 2012. Kronos prepaid an aggregate $290 million principal amount in February 2013 and we recognized a non-cash pre-tax interest charge of $6.6 million in the first quarter of 2013 related to this prepayment consisting of the write-off of unamortized original issue discount costs and deferred financing costs associated with such prepayment. Funds for such $290 million prepayment were provided by $100 million of cash on hand as well as borrowings of $190 million under a 2013 loan agreement from Contran as described below. In July 2013, Kronos voluntarily prepaid the remaining $100 million principal amount outstanding under such term loan, using $50 million of cash on hand and borrowings of $50 million under its revolving North American credit facility.  We recognized a non-cash pre-tax interest charge of $2.3 million in the third quarter of 2013 related to this prepayment consisting of the write-off of the unamortized original issue discount costs and deferred financing costs associated with such prepayment.

In February 2014, Kronos entered into a new $350 million term loan. The term loan was issued at 99.5% of the principal amount, or an aggregate of $348.3 million. Kronos used $170 million of the net proceeds of the new term loan to prepay the outstanding principal balance of its note payable to Contran (along with accrued and unpaid interest through the prepayment date), and such note payable was cancelled. The remaining net proceeds of the term loan are available for Kronos’ general corporate purposes. The new term loan:

●	bears interest, at Kronos’ option, at LIBOR (with LIBOR no less than 1.0%) plus 3.75%, or the base rate, as defined in the agreement, plus 2.75%;
●

requires quarterly principal repayments of $875,000 which commenced in June 2014, other mandatory principal repayments of formula-determined amounts under specified conditions with all remaining principal balance due in February 2020. Voluntary principal prepayments are permitted at any time, provided that a call premium of 1% of the principal amount of such prepayment applies to any voluntary prepayment made on or before February 2015 (there is no prepayment penalty applicable to any voluntary prepayment after February 2015).  We made no such voluntary prepayments through February 2015;

●

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

●	is also collateralized by a second priority lien on all of the U.S. assets which collateralize Kronos’ North American revolving facility, as discussed below;
●

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

●	contains customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50 million.

The average interest rate on the term loan borrowings as of and for the period from issuance to December 31, 2014 was 4.75%. The carrying value of the term loan at December 31, 2014 includes unamortized original issue discount of $1.5 million.

Note payable to Contran—As discussed above, in February 2013 Kronos entered into a promissory note with Contran. This loan from Contran contained terms and conditions similar to the terms and conditions of the prior $400 million term loan, except that the loan from Contran was unsecured and contained no ongoing financial maintenance covenant. The independent members of Kronos’ board of directors approved the terms and conditions of the loan from Contran. In 2013, Kronos borrowed $190 million and subsequently repaid $20 million.  In February 2014 Kronos used $170 million of the proceeds from its new term loan and prepaid the remaining balance owed to Contran under this note payable (without penalty), and the note payable to Contran was cancelled.

Senior Secured Notes—In 2012, Kronos redeemed the remaining €279.2 million principal amount of its Senior Secured Notes that were outstanding, and recognized an aggregate $7.2 million pre-tax charge related to such early extinguishment consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with their redemption.

Revolving North American credit facility—In June 2012, Kronos entered into a $125 million revolving bank credit facility which matures in June 2017. Borrowings under the revolving credit facility are available for Kronos’ general corporate purposes. Available borrowings on this facility are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, of certain of Kronos’ North American subsidiaries less any outstanding letters of credit up to $15 million issued under the facility (with revolving borrowings by Kronos’ Canadian subsidiary limited to $25 million). Any amounts outstanding under the revolving credit facility bear interest, at Kronos’ option, at LIBOR plus a margin ranging from 1.5% to 2.0% or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 1.0%. The credit facility is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions which, among other things, restricts the borrowers’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and under certain conditions requires the maintenance of a specified financial covenant (fixed charge coverage ratio, as defined) to be at least 1.1 to 1.0. During 2014, Kronos borrowed $81.0 million and repaid an aggregate of $92.1 million under this facility. The average interest rate on these borrowings for the year-to-date period ended February 18, 2014 when the outstanding balance was repaid was 3.75%. At December 31, 2014 Kronos had approximately $94.2 million was available for borrowing under this revolving facility.

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

Kronos had no borrowing or repayments under this facility during 2014. At December 31, 2014, there were no outstanding borrowings under this facility. Kronos’ European credit facility requires the maintenance of certain financial ratios. Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.   Based upon the borrowers’ last twelve months EBITDA as of December 31, 2014 and the net debt to EBITDA financial test, Kronos’ borrowing availability at December 30, 2014 is approximately 54% of the credit facility, or €65 million ($79 million).

Canada—In December 2011, Kronos’ Canadian subsidiary entered into an agreement with an economic development agency of the Province of Quebec, Canada pursuant to which we may borrow up to Cdn. $3.0 million through December 31, 2014  Kronos borrowed an additional Cdn. $1.5 million under this facility January 2015 (and no additional amounts are expected to be borrowed under this facility). Borrowings may only be used to fund capital improvements at its Canadian plant and are limited to a specified percentage of such capital improvements. Borrowings are non-interest bearing, with monthly payments commencing in 2018. The agreement contains certain restrictive covenants, which, among other things, restricts the subsidiary’s ability to sell assets or enter into mergers, and requires Kronos’ subsidiary to maintain certain financial ratios and maintain specified levels of employment.  At December 31, 2014, Kronos had Cdn. $3.0 million (USD $2.6 million) outstanding under this agreement.

Prior to December 31, 2014, Kronos’ Canadian subsidiary had an aggregate of Cdn. $7.9 million of letters of credit outstanding issued by a bank its behalf.  These letters of credit were issued in connection with the appeal of a Canadian income tax assessment discussed in Note 12.  Upon the successful completion of the appeal in 2014, such letters of credit were cancelled, and an equivalent amount of restricted cash deposits which had been collateralizing such letters of credit, classified as noncurrent restricted cash, were released (See Note 7).

WCS—Financing capital lease—Prior to 2012, WCS closed under a Sale and Purchase Agreement with the County of Andrews, Texas whereby WCS sold certain real and personal property constituting a substantial portion of its property and equipment (“Transferred Assets”) to the County for gross proceeds of $75 million. WCS used the net proceeds received under the Agreement to finance the construction of its Federal and Texas Compact LLRW disposal facilities. As a condition under the Agreement, WCS also concurrently entered into a Lease Agreement (“Lease”) with the County pursuant to which WCS agreed to lease the Transferred Assets back from the County for a period of 25 years. The Lease requires monthly rental payments payable through August 2035, and during the Lease term WCS is responsible for all costs associated with the use, occupancy, possession and operation of the Transferred Assets. Under the terms of the Agreement, WCS was also required to pay all of the County’s costs associated with the transactions, and the proceeds WCS received from the County upon closing under the Sale and Purchase Agreement were net of the County’s cost, which aggregated approximately $2.6 million At the end of the Lease term, title to the Transferred Assets automatically reverts back to WCS without further payment obligation. Prior to the end of the Lease term, WCS may, at its option, terminate the Lease early upon payment of specified amounts to the County, at which time the Transferred Assets would also revert back to WCS. For financial reporting purposes, we have accounted for these transactions in tandem as a financing capital lease, in which we continue to recognize the Transferred Assets on our Consolidated Balance Sheet and our rental payments due under the Lease are accounted for as debt. The capital lease has an effective interest rate of approximately 7.0%. At the inception of the Lease, WCS was required to prepay to the County an amount ($6.2 million) equal to its aggregate lease rentals due to the County in the final year of the Lease, the County will hold the funds as a prepaid deposit. The deposit serves as collateral for WCS’ performance under the Lease and is included in our other noncurrent assets. See Notes 7 and 16.

6% promissory notes—As part of the termination of a contract with a former customer regarding various contractual and legal claims, prior to 2012 WCS issued the former customer a $12.0 million long-term promissory note. The note is unsecured, bore interest at a fixed rate of 6% and was payable in five equal annual installments of principal plus accrued interest through December 31, 2014. A substantial portion of the principal amount of the promissory note issued was offset against deferred revenue that was unearned by WCS. The remaining $1.1 million we recognized in contract termination expense related to this agreement in the first quarter of 2010. At December 31, 2014, our obligation to the vendor under this promissory note has been fully repaid.

Other. Tremont’s promissory note payable is discussed in Notes 3 and 16.

In January 2013, BMI entered into an $11.9 million bank note payable to Meadows Bank. The proceeds of the note were used to refinance previously outstanding debt obligations. The note requires monthly installments of $.1 million through the maturity date in January 2025. The note bears interest at a variable rate equal to the prime rate with a floor of 3.25% and a ceiling of 9.0%. The note is secured by certain real property and water rights. In addition we are required to maintain cash collateral of $750,000 with the lender, which collateral is classified as noncurrent restricted cash in our Consolidated Balance Sheets. At December 31, 2014 the note had an outstanding balance of $10.3 million. The interest rate as of and for December 31, 2014 was 3.25%.

In May 2012, LandWell entered into a $3.9 million promissory note payable to the City of Henderson, Nevada. The note requires semi-annual principal payments of $250,000 payable solely from cash received from certain specified revenue sources with any remaining unpaid balance due in October 2020, see Note 17. The loan bears interest at a 3% fixed rate. Due to the uncertainty in timing of the cash to be received from the specified revenue sources, the outstanding balance of $3.1 million is deemed to be maturing in 2020.

 Aggregate maturities of long-term debt at December 31, 2014

Aggregate maturities of debt at December 31, 2014 are presented in the table below.

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2015	$14.1
2016	238.4
2017	12.6
2018	12.5
2019	12.2
2020 and thereafter	708.0
Subtotal	997.8
Less amounts representing interest on capital leases	63.7
Total long-term debt	$934.1

We are in compliance with all of our debt covenants at December 31, 2014.

Note 10—Accounts payable and accrued liabilities:

	December 31,
	2013	2014
	(In millions)
Accounts payable:
Kronos	$124.0	$121.4
CompX	1.5	3.9
WCS	.4	1.4
BMI/LandWell	5.6	7.0
Other	1.7	2.5
Total	$133.2	$136.2
Current accrued liabilities:
Employee benefits	$36.1	$34.6
Accrued sales discounts and rebates	16.7	23.0
Deferred income	36.9	19.8
Accrued litigation settlement	35.0	—
Environmental costs	9.1	10.2
Reserve for uncertain tax positions	3.1	—
Other	51.3	40.4
Total	$188.2	$128.0
Noncurrent accrued liabilities:
Reserve for uncertain tax positions	$49.8	$34.1
Asset retirement obligations	25.6	27.2
Deferred income	1.3	18.9
Employee benefits	12.2	8.1
Insurance claims and expenses	9.5	9.5
Deferred payment obligation	8.2	8.5
Other	3.6	6.4
Total	$110.2	$112.7

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. Our reserve for uncertain tax positions is discussed in Note 12.

Our asset retirement obligations include amounts related to the closure and post-closure obligations associated with our Waste Management Segment’s facility in West Texas. Our Compact and Federal LLRW disposal facilities were fully certified for operations in 2012, at which time we increased our estimated asset retirement obligation by approximately $19.1 million. We recognized accretion expense of $.7 million in 2012, $1.7 million in 2013 and $1.8 million in 2014 on the closure and post-closure obligations. We are required to provide certain financial assurance to Texas government agencies with respect to the decommissioning obligations related to such facility, as more fully described in Note 17. Certain of our affiliates have provided or assisted us in providing such financial assurance, as discussed in Note 16.

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

The accrued litigation settlement related to Kronos and is discussed in Note 17.

The deferred payment obligation relates to Tremont and is discussed in Notes 3 and 16.

Note 11—Employee benefit plans:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense attributable to continuing operations approximated $3.9 million in 2012, $4.2 million in 2013 and $5.7 million in 2014.

Defined benefit plans. Kronos and NL sponsor various defined benefit pension plans worldwide. The benefits under our defined benefit plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of $19.6 million to all of our defined benefit pension plans during 2015. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2015	$27.2 million
2016	27.0 million
2017	27.4 million
2018	27.9 million
2019	28.8 million
Next 5 years	158.6 million

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2013	2014
	(In millions)
Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$69.1	$62.0
Interest cost	2.4	2.9
Actuarial loss (gain)	(5.6)	9.9
Benefits paid	(3.9)	(4.6)
Balance at end of the year	$62.0	$70.2
Change in plan assets:
Fair value at beginning of the year	$50.7	$54.9
Actual return on plan assets	7.0	2.0
Employer contributions	1.1	1.3
Benefits paid	(3.9)	(4.6)
Fair value at end of year	$54.9	$53.6
Funded status	$(7.1)	$(16.6)
Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.3)	$(.3)
Noncurrent	(6.8)	(16.3)
Total	(7.1)	(16.6)
Accumulated other comprehensive loss—Actuarial loss	28.9	39.5
Total	$21.8	$22.9
Accumulated benefit obligations (“ABO”)	$62.0	$70.2

The components of our net periodic defined benefit pension benefit cost (credit) for U.S. plans are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial losses for 2012, 2013 and 2014 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2011, 2012 and 2013, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net periodic pension benefit cost (credit) for U.S. plans:
Interest cost	$2.7	$2.4	$2.9
Expected return on plan assets	(4.5)	(4.9)	(4.0)
Amortization of unrecognized net actuarial loss	1.6	1.6	1.2
Total	$(.2)	$(.9)	$.1

Certain information concerning our U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2013	2014
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$62.0	$70.2
Accumulated benefit obligations	62.0	70.2
Fair value of plan assets	54.9	53.6

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plans as of December 31, 2013 and 2014 are 4.5% and 3.8%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plans are frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plans for 2012, 2013 and 2014 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plans are frozen with regards to compensation.

	Years ended December 31,
Rate	2012	2013	2014
Discount rate	4.2%	3.6%	4.5%
Long-term return on plan assets	10.0%	10.0%	7.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our foreign defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2013	2014
	(In millions)
Change in PBO:
Balance at beginning of the year	$591.5	$604.9
Service cost	13.1	9.9
Interest cost	21.6	22.2
Participants’ contributions	1.9	2.0
Actuarial loss (gain)	(2.5)	122.2
Change in currency exchange rates	4.6	(75.3)
Benefits paid	(25.3)	(26.7)
Balance at end of the year	$604.9	$659.2
Change in plan assets:
Fair value at beginning of the year	$409.9	$441.6
Actual return on plan assets	28.5	40.7
Employer contributions	27.3	20.4
Participants’ contributions	1.9	2.0
Change in currency exchange rates	(.7)	(52.5)
Benefits paid	(25.3)	(26.7)
Fair value at end of year	$441.6	$425.5
Funded status	$(163.3)	$(233.7)
Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$.6	$—
Accrued pension costs:
Current	(1.4)	(.6)
Noncurrent	(162.5)	(233.1)
Total	(163.3)	(233.7)
Accumulated other comprehensive loss:
Actuarial loss	160.8	252.3
Prior service cost	2.8	2.2
Total	163.6	254.5
Total	$.3	$20.8
ABO	$560.0	$627.5

The components of our net periodic defined benefit pension benefit cost for our foreign plans are presented in the table below. In December 2013, we amended one of Kronos’ Canadian plans in which participation with respect to hourly workers was closed to new participants in December 2013, and existing hourly plan participants will no longer accrue additional benefits after December 2013, resulting in a $7.1 million curtailment charge for recognition of previously unamortized prior service cost and transition obligation and $.2 million for special termination benefits. In 2014, we amended the Kronos Canadian plan in which participation with respect to salaried workers was closed to new participants in December 2014, and existing hourly plan participants will no longer accrue additional benefits after December 2014, resulting in a nominal curtailment charge.  The amounts shown below for the amortization of unrecognized prior service cost, net transition obligations and actuarial losses for 2012, 2013 and 2014 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2011, 2012 and 2013, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net periodic pension cost for foreign plans:
Service cost	$10.4	$13.1	$9.9
Interest cost	22.8	21.6	22.2
Settlement gain	—	—	(.3)
Curtailment loss	—	7.3	.1
Expected return on plan assets	(17.4)	(18.9)	(20.6)
Amortization of unrecognized:
Prior service cost	1.1	1.1	.5
Net transition obligations	.4	.4	—
Net actuarial loss	8.0	12.5	10.1
Total	$25.3	$37.1	$21.9

Certain information concerning our foreign defined benefit pension plans is presented in the table below.

	December 31,
	2013	2014
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$527.0	$632.6
Accumulated benefit obligations	489.5	603.4
Fair value of plan assets	364.2	401.2

A summary of our key actuarial assumptions used to determine foreign benefit obligations as of December 31, 2013 and 2014 was:

	December 31,
Rate	2013	2014
Discount rate	3.8%	2.5%
Increase in future compensation levels	2.7%	2.6%

A summary of our key actuarial assumptions used to determine foreign net periodic benefit cost for 2012, 2013 and 2014 are as follows:

	Years ended December 31,
Rate	2012	2013	2014
Discount rate	4.9%	3.7%	3.8%
Increase in future compensation levels	3.1%	3.1%	2.7%
Long-term return on plan assets	5.2%	5.0%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for all of our defined benefit plans for unrecognized actuarial losses, prior service cost and net transition obligations at December 31, 2013 and 2014 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2013 and 2014. We expect approximately $17.2 million and $.4 million of the unrecognized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension cost in 2015. The table below details the changes in other comprehensive income (loss) during 2012, 2013 and 2014.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss)	$(66.7)	$19.8	$(113.0)
Plan curtailment	—	7.1	—
Plan settlement	—	—	(.2)
Amortization of unrecognized:
Prior service cost	1.1	1.1	.5
Net transition obligations	.4	.4	—
Net actuarial losses	9.7	14.2	11.3
Total	$(55.5)	$42.6	$(101.4)

At December 31, 2013 and 2014, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Prior to his death in December 2013, Mr. Simmons was the sole trustee of the CMRT, and he along with the CMRT’s investment committee, of which Mr. Simmons was a member, actively managed the investments of the CMRT. The CMRT’s long-term investment objective was to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons (prior to his death).  During the history of the CMRT from its inception in 1988 through December 31, 2013, the average annual rate of return was 14%. For the years ended December 31, 2012 and 2013, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily relied on the historical rates of return achieved by the CMRT, although we considered other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns would in the future continue to be achieved over the long-term.

Following the death of Mr. Simmons in December 2013, the Contran board of directors in January 2014 appointed a financial institution as the new directed trustee of the CMRT, and the Contran board appointed five individuals (all executive officers of Contran) as the new investment committee of the CMRT.  The new investment committee is in the process of reallocating to current and/or new investment managers or various mutual funds and commingled funds the portion of the CMRT assets that had previously been under direct and active management by Mr. Simmons.  Such reallocation will be done prudently over a period of time, given the diverse asset composition of this portion of the portfolio.  Concurrent with this change in investment strategy in which there is no longer a portion of the CMRT’s assets under direct and active management by Mr. Simmons, and considering the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries, beginning in 2014 the assumed long-term rate of return for plan assets invested in the CMRT was reduced to 7.5%.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% and 80% of the assets of the CMRT at December 31, 2013 and 2014, respectively, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2013	2014
	(In millions)
CMRT asset value	$722.8	$715.5
CMRT fair value input:
Level 1	79%	67%
Level 2	4	13
Level 3	17	20
	100%	100%
CMRT asset mix:
Domestic equities, principally publicly traded	53%	48%
International equities, publicly traded	—	11
Fixed income securities, publicly traded	35	32
Privately managed limited partnerships	11	7
Other, primarily cash	1	2
	100%	100%

In determining the expected long-term rate of return on non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●

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

●

In Canada, we currently have a plan asset target allocation of 45% to equity securities, 47% to fixed income securities and 8% to other investments and cash. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The Canadian assets are Level 1 input because they are traded in active markets.

●

In Norway, we currently have a plan asset target allocation of 11% to equity securities, 79% to fixed income securities, 7% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 6%, 3%, 5% and 4%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 10% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

●

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

The composition of our December 31, 2013 and 2014 pension plan assets by fair value level is shown in the table below. The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plan’s investment in the CMRT.

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$247.5	$—	$—	$247.5
Canada:
Local currency equities	24.0	24.0	—	—
Foreign currency equities	33.0	33.0	—	—
Local currency fixed income	44.7	44.7	—	—
Global mutual fund	6.1	6.1	—	—
Cash and other	.5	.5	—	—
Norway:
Local currency equities	2.0	2.0	—	—
Foreign currency equities	5.2	5.2	—	—
Local currency fixed income	35.0	35.0	—	—
Foreign currency fixed income	3.6	3.6	—	—
Real estate	4.8	—	—	4.8
Cash and other	13.2	12.4	—	.8
US —
CMRT	55.0	—	55.0	—
Other	22.0	13.6	—	8.4
Total	$496.6	$180.1	$55.0	$261.5

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$240.7	$—	$—	$240.7
Canada:
Local currency equities	12.4	12.4	—	—
Foreign currency equities	34.4	34.4	—	—
Local currency fixed income	50.3	50.3	—	—
Global mutual fund	10.1	10.1	—	—
Cash and other	.6	.6	—	—
Norway:
Local currency equities	1.9	1.9	—	—
Foreign currency equities	5.1	5.1	—	—
Local currency fixed income	29.3	29.3	—	—
Foreign currency fixed income	3.8	3.8	—	—
Real estate	4.5	—	—	4.5
Cash and other	10.3	9.2	—	1.1
US —
CMRT	53.6	—	53.6	—
Other	22.1	14.3	—	7.8
Total	$479.1	$171.4	$53.6	$254.1

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2013	2014
	(In millions)
Fair value at beginning of year	$238.1	$261.5
Gain on assets held at end of year	11.2	24.5
Gain on assets sold during the year	—	.3
Assets purchased	16.1	16.9
Assets sold	(14.6)	(15.2)
Transfers out	—	—
Currency exchange rate fluctuations	10.7	(33.9)
Fair value at end of year	$261.5	$254.1

Postretirement benefits other than pensions (OPEB). NL, Kronos and Tremont provide certain health care and life insurance benefits for their eligible retired employees. We have no OPEB plan assets, rather, we fund benefit payments as they are paid. At December 31, 2014, we expect to contribute the equivalent of approximately $1.3 million to all of our OPEB plans during 2015. Benefit payments to OPEB plan participants are expected to be the equivalent of:

2015	$1.3 million
2016	1.2 million
2017	1.2 million
2018	1.1 million
2019	1.1 million
Next 5 years	4.9 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2013	2014
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$22.7	$15.1
Service cost	.3	.1
Interest cost	.7	.6
Actuarial loss (gain)	(2.2)	1.4
Plan amendment	(4.4)	—
Curtailment	(.1)	—
Change in currency exchange rates	(.8)	(.6)
Benefits paid from employer contributions	(1.1)	(1.2)
Balance at end of the year	$15.1	$15.4
Fair value of plan assets	—	—
Funded status	$(15.1)	$(15.4)
Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(1.4)	$(1.3)
Noncurrent	(13.7)	(14.1)
Total	(15.1)	(15.4)
Accumulated other comprehensive income (loss):
Net actuarial loss	1.6	3.2
Prior service credit	(12.6)	(10.6)
Total	(11.0)	(7.4)
Total	$(26.1)	$(22.8)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2013 and 2014 have not been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are now recognized in our accumulated other comprehensive income (loss) at December 31, 2013 and 2014.  We expect to recognize approximately $2.0 million of prior service credit as components of our periodic OPEB cost in 2015.  The table below details the changes in other comprehensive income (loss) during 2012, 2013 and 2014. In the fourth quarter of 2013, we amended the benefit formula for most Canadian participants of our plans effective January 1, 2014, resulting in a curtailment gain as of December 31, 2013.  Key assumptions including the service cost and benefit duration as of December 31, 2013 and 2014 now reflect these plan revisions to the benefit formula.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(.4)	$2.2	$(1.4)
Plan amendments/curtailment	—	4.5	(.2)
Amortization of unrecognized prior service credit	(1.8)	(2.4)	(2.0)
Total	$(2.2)	$4.3	$(3.6)

The components of our periodic OPEB costs are presented in the table below.  The amounts shown below for amortization of prior service credit and recognized actuarial losses for 2012, 2013 and 2014 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2011, 2012 and 2013, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net periodic OPEB cost (credit):
Service cost	$.3	$.3	$.1
Interest cost	.8	.7	.6
Curtailment gain	—	(.6)	—
Amortization of unrecognized:
Prior service credit	(1.8)	(1.8)	(2.0)
Net actuarial loss	—	—	(.2)
Total	$(.7)	$(1.4)	$(1.5)

A summary of our key actuarial assumptions used to determine the net benefit obligations as of December 31, 2013 and 2014 follows:

	December 31,
	2013	2014
Healthcare inflation:
Initial rate	7.0%	7.0%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2020	2021
Discount rate	4.0%	3.4%

Assumed health care cost trend rates affect the amounts we report for health care plans. A one percent change in assumed health care trend rates would not have a material effect on the net periodic OPEB cost for 2014 or on the accumulated OPEB obligations at December 31, 2014.

The weighted average discount rate used in determining the net periodic OPEB cost for 2014 was 4.0% (the rate was 3.47% in 2013 and 3.93% in 2012). The weighted average rate was determined using the projected benefit obligations as of the beginning of each year.  The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.  The impact of the assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2013 or 2014.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12—Income taxes:

	Years ended December 31,
	2012	2013	2014
	(In millions)
Pre-tax income (loss) from continuing operations:
United States	$89.0	$(70.4)	$40.1
Non-U.S. subsidiaries	212.4	(147.5)	71.9
Total	$301.4	$(217.9)	$112.0
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$105.4	$(76.3)	$39.2
Non-U.S. tax rates	(11.9)	4.3	(4.1)
Incremental tax (benefit) on earnings of non-U.S. and non-tax group companies	1.0	(18.5)	(2.2)
U.S. state income taxes, net	1.3	(3.4)	4.1
Adjustment to the reserve for uncertain tax positions, net	4.2	2.1	(3.7)
Nondeductible expenses	4.3	2.9	2.8
Tax rate changes	1.9	(.2)	—
French dividend surtax	.3	—	—
Tax credits	(2.3)	.1	(.9)
Other, net	.6	(2.0)	(2.7)
Provision for income taxes (benefit)	$104.8	$(91.0)	$32.5
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$.9	$9.1	$7.4
Non-U.S.	42.6	(1.2)	15.2
Total	43.5	7.9	22.6
Deferred income taxes (benefit):
U.S. federal and state	34.5	(57.9)	3.8
Non-U.S.	26.8	(41.0)	6.1
Total	61.3	(98.9)	9.9
Provision for income taxes (benefit)	$104.8	$(91.0)	$32.5
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from continuing operations	$104.8	$(91.0)	$32.5
Income from discontinued operations	5.4	—	—
Other comprehensive income (loss):
Marketable securities	(11.6)	5.1	(11.3)
Currency translation	4.9	5.5	(16.9)
Pension plans	(18.3)	14.1	(33.2)
OPEB plans	(.7)	1.0	(1.2)
Total	$84.5	$(65.3)	$(30.1)

The components of the net deferred tax liability at December 31, 2013 and 2014 are summarized below.

	December 31,
	2013		2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$4.4	$(2.6)	$5.4	$(5.2)
Marketable securities	—	(145.8)	—	(126.4)
Property and equipment	—	(115.8)	—	(109.2)
Accrued OPEB costs	4.6	—	4.8	—
Accrued pension costs	21.8	—	52.0	—
Accrued environmental liabilities	40.1	—	38.8	—
Other deductible differences	58.8	—	40.3	—
Other taxable differences	—	(35.1)	—	(21.6)
Investments in subsidiaries and affiliates	—	(280.6)	—	(278.7)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(2.6)	—	(2.6)
Tax loss and tax credit carryforwards	191.8	—	163.6	—
Valuation allowance	(.1)	—	(.1)	—
Adjusted gross deferred tax assets (liabilities)	321.4	(582.5)	304.8	(543.7)
Netting of items by tax jurisdiction	(149.2)	149.2	(127.0)	127.0
	172.2	(433.3)	177.8	(416.7)
Less net current deferred tax asset (liability)	23.0	(2.2)	13.4	(3.9)
Net noncurrent deferred tax asset (liability)	$149.2	$(431.1)	$164.4	$(412.8)

In the third quarter of 2012, France enacted certain changes in their income tax laws, including a 3% nondeductible surtax on all dividend distributions on which tax is assessed at the time of the distribution against the company making such distribution.  Consequently, our Chemicals Segment’s French subsidiary will be required to pay an additional 3% tax on all future dividend distributions.  Our undistributed earnings in France are deemed to be permanently reinvested and such tax will be recognized as part of our income tax expense if and when a dividend is declared and at that time the related tax will be remitted to the French government in accordance with the applicable tax law.  During 2013 and 2014, our Chemicals Segment’s French subsidiary distributed no dividends.  At December 31, 2014, our French subsidiary has undistributed earnings of approximately $12.8 million that, if distributed, would be subject to the 3% surtax.  We also accrue U.S. incremental income taxes on earnings of non-U.S. subsidiaries which we have determined are not permanently reinvested.

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

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  In 2011 and 2012 Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004.  We objected to the re-assessments and believed the position was without merit.  Accordingly, we appealed the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.9 million (see Note 9).  In the second quarter of 2014, the Appeals Division of the Canadian Revenue Authority ruled in our favor and reversed in their entirety such notices of re-assessment.  As a result, we recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions in the second quarter of 2014 related to the completion of this Canadian income tax audit.  In addition, the related letters of credit have been cancelled (see Note 9).  Also during the second quarter of 2014, we recognized a non-cash income tax benefit of $3.1 million related to the release of a portion of our reserve for uncertain tax positions in conjunction with the completion of an audit of our U.S. income tax return for 2009.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2012, 2013 and 2014:

	Years ended December 31,
	2012	2013	2014
	(In millions)
Unrecognized tax benefits:
Amount beginning of year	$23.0	$33.4	$47.9
Net increase (decrease):
Tax positions taken in prior periods	1.1	.5	(19.6)
Tax positions taken in current period	11.0	11.3	3.6
Settlements with taxing authorities—cash paid	(.1)	—	—
Lapse due to applicable statute of limitations	(1.8)	3.4	(.7)
Acquisition of BMI and LandWell	—	.1	—
Changes in currency exchange rates	.2	(.8)	(1.1)
Amount at end of year	$33.4	$47.9	$30.1

If our uncertain tax positions were recognized, a benefit of $27.9 million, $29.2 million and $24.2 million at December 31, 2012, 2013 and 2014, respectively, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $5.8 million during the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes of limitations.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2011 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to: 2005 for Norway; 2009 for Canada; 2010 for Germany; and 2011 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued $.9 million, $1.3 million and $1.2 million of interest and penalties during 2012, 2013 and 2014, respectively, and at December 31, 2013 and 2014 we had $5.0 million and $4.1 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

At December 31, 2014, Kronos had the equivalent of $738 million and $94 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, and it had the equivalent of $87 million of net operating loss carryforwards for Belgian corporate tax purposes. At December 31, 2014, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of these carryforwards, if we generate operating losses in our German and Belgian operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Note 13—Noncontrolling interest in subsidiaries:

	December 31,
	2013	2014
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$241.9	$211.0
NL Industries	74.5	54.4
CompX International	13.6	14.4
BMI	33.7	31.7
LandWell	27.8	24.8
Total	$391.5	$336.3

	Years ended December 31,
	2012	2013	2014
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$42.6	$(20.3)	$19.2
NL Industries	15.2	(9.4)	4.8
CompX International	4.5	.8	1.1
BMI	—	—	.3
LandWell	—	—	.3
Total	$62.3	$(28.9)	$25.7

A portion of the noncontrolling interest in the net income (loss) of subsidiaries in 2012 relates to discontinued operations, see Note 3.

Note 14—Valhi stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In millions)
Balance at December 31, 2012, 2013 and 2014	355.2	(13.2)	342.0

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

We issued a nominal number of shares of Valhi common stock during 2012, 2013 and 2014, associated with annual stock awards to members of our board of directors.

Valhi share repurchases and cancellations. Prior to 2012, our board of directors authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in 2012, 2013 or 2014.

Treasury stock. The treasury stock we reported for financial reporting purposes at December 31, 2012, 2013 and 2014 represents our proportional interest in the shares of our common stock held by NL and Kronos. NL held approximately 14.4 million shares of our common stock at December 31, 2013 and 2014. At December 31, 2013 and 2014 Kronos held an aggregate of 1.7 million shares of our common stock. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Preferred stock. Our outstanding preferred stock consists of 5,000 shares of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million. The outstanding shares of Series A Preferred Stock are held by Contran and represent all of the shares of Series A Preferred Stock we are authorized to issue. The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder). A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock. Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock. Through December 31, 2014, we have not declared any dividends on the Series A Preferred Stock since its issuance prior to 2012.

Valhi long-term incentive compensation plan. Prior to 2012, we had an incentive stock option plan that provided for the discretionary grant of, among other things since its five-year extension, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan that would provide for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. The new plan was approved at our May 2012 shareholder meeting, at which time the prior long-term incentive compensation plan terminated (there were no outstanding stock options existing at the time of termination of the prior plan). Under the new plan, we awarded 6,000 shares in 2012, 5,000 shares in 2013 and 12,000 shares in 2014, and at December 31, 2014 177,000 shares are available for future award under this new plan.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2014, approximately 185,000 shares of common stock were available for future grant under each of such plans.

Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options as well as the dilutive effect, if any, of diluted earnings per share reported by Kronos, NL or CompX. The dilutive effect of dilutive earnings per share for Kronos, NL and CompX in 2012, 2013 and 2014 was not significant.

Accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) attributable to Valhi stockholders comprises changes in equity as presented in the table below.

	Years ended December 31,
	2012	2013	2014
	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$6.4	$2.1	$2.8
Other comprehensive income (loss):
Unrealized gain (loss) arising during the year	4.1	—	(1.0)
Less reclassification adjustments for amounts included in realized loss (gain)	(8.4)	.7	(.2)
Balance at end of year	$2.1	$2.8	$1.6
Currency translation:
Balance at beginning of year	$37.5	$53.3	$59.2
Other comprehensive income (loss):
Arising during the year	23.0	5.9	(81.8)
Less reclassification adjustments for amounts included in gain on disposal	(7.2)	—	—
Balance at end of year	$53.3	$59.2	$(22.6)
Defined benefit pension plans:
Balance at beginning of year	$(72.6)	$(101.5)	$(76.5)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	6.1	8.4	6.3
Net actuarial gain (loss) arising during year	(35.0)	12.6	(61.7)
Plan curtailment	—	4.0	(.1)
Balance at end of year	$(101.5)	$(76.5)	$(132.0)
OPEB plans:
Balance at beginning of year	$5.4	$4.1	$6.5
Other comprehensive loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(1.0)	(1.4)	(1.3)
Net actuarial gain (loss) arising during year	(.3)	1.3	(.8)
Plan amendment	—	2.5	—
Balance at end of year	$4.1	$6.5	$4.4
Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(23.3)	$(42.0)	$(8.0)
Other comprehensive income (loss)	(18.7)	34.0	(140.6)
Balance at end of year	$(42.0)	$(8.0)	$(148.6)
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

Note 15—Other income, net:

	Years ended December 31,
	2012	2013	2014
	(In millions)
Securities earnings:
Dividends and interest	$28.4	$26.4	$26.6
Securities transactions, net	21.8	.2	.3
Total	50.2	26.6	26.9
Equity in earnings	(.2)	.5	—
Insurance recoveries	3.3	9.4	10.4
Currency transactions, net	(1.0)	(3.8)	4.0
Disposal of property and equipment, net	1.5	(.5)	(.9)
Gain on bargain purchase and remeasurement of our existing investment in acquiree	—	54.6	—
Litigation settlement gains	14.7	—	—
Other, net	2.1	1.2	1.6
Total	$70.6	$88.0	$42.0

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $25.4 million in each of 2012, 2013 and 2014 (see Note 4).

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

Insurance recoveries relate primarily to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us. We have agreements with four former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity. Substantially all of $10.4 million in the insurance recoveries we recognized in 2014 relate to a settlement NL reached with one of its insurance carriers in September 2014 in which it agreed to reimburse NL for a portion of its past litigation defense costs. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. See Note 17.

Disposal of property and equipment, net in 2012 includes a gain of $3.2 million on the sale of certain excess real property owned by NL.

Prior to 2012, certain real property NL owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey. The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey. Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds held by the court for financial reporting purposes. Subsequently, we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing. The first and second closing occurred prior to 2012.  In May 2012, NL received an aggregate of $15.6 million cash for the third and final closing and our equitable lien on a portion of such property was released. For financial reporting purposes, we have accounted for the consideration received in each closing by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds of our former real property in New Jersey). Under this method, we recognized a pre-tax gain of approximately $14.7 million in the second quarter of 2012, based on the excess of the $15.6 million cash received over our carrying value of the property from which our equitable lien was released. Similarly, the cash received in the third closing is reflected as an investing activity in our Consolidated Statement of Cash Flows.

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

Prior to 2012, we entered into an unsecured revolving demand promissory note with Contran whereby, as amended, we agreed to loan Contran up to $65 million. Our loan to Contran bore interest at prime plus 3.0% payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2014. The amount of our outstanding loans to Contran at any time was at our discretion. In December 2012, Contran repaid the aggregate $64.0 million of borrowings, at which time the loan facility was terminated. Interest income on our loan to Contran was $.8 million in 2012.

We also engaged in related party loans, as discussed in Note 9. Interest expense related to our borrowings from Contran was $.1 million in 2012, $19.0 million in 2013 and $11.0 million in 2014. Interest expense related to CompX’s note payable to TFMC (a subsidiary of TIMET, and during the time period in which TIMET was one of our affiliates) was $.3 million in 2012.

A subsidiary of Contran has guaranteed (i) WCS’s obligation under its financing capital lease with the County of Andrews, Texas discussed in Note 9, (ii) Tremont’s obligation under its $17.4 million promissory note payable discussed in Notes 3 and 9 and (iii) Tremont’s $8.5 million ($11.1 million face value) deferred payment obligation discussed in Notes 3 and 10. The guaranty obligation would only arise upon our failure to make any required repayments. We currently do not expect such Contran subsidiary will be required to perform under such guarantees for the foreseeable future.

Under the terms of various intercorporate services agreements (“ISAs”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. The net ISA fees charged to us by Contran and approved by the independent members of the applicable board of directors aggregated $32.0 million in 2012, $36.1 million in 2013 and $33.4 million in 2014. These agreements are renewed annually, and we expect to pay a net amount of $35.8 million under the ISAs during 2015.

At December 31, 2013 and 2014 we had an aggregate 12.0 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged. We received $.8 million in 2013 and $.9 million in 2014 from Contran for this pledge.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are our subsidiaries. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker to us. Tall Pines purchases reinsurance for substantially all of the risks it underwrites from third party insurance carriers with an A.M. Best Company rating of generally at least A- (Excellent). We expect these relationships with Tall Pines and EWI will continue in 2014. We received cash payments for insurance premiums from Contran and certain other affiliates not members of our consolidated financial reporting group of $6.5 million in 2012, $5.7 million in 2013 and $5.6 million in 2014.

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

BMI, among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other current manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally other former or current manufacturers located within the complex. BMI provides power transmission and sewer services on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for these utility services (during the time period in which TIMET was one of our affiliates) was $1.8 million in 2012.

WCS is required to provide certain financial assurances to the Texas government agencies with respect to certain decommissioning obligations related to our facility in West Texas. See Note 17. Such financial assurances may be provided by various means. We and certain of our affiliates have provided or assisted WCS with providing such financial assurance, as specified below:

●

During 2012, 2013 and 2014, a subsidiary of Contran guaranteed certain of WCS’ specified decommissioning obligations as it relates to its LLRW treatment and storage facility and RCRA permits, currently estimated at $5.5 million. Such Contran subsidiary was eligible to provide this guarantee because it met certain specified financial tests. The obligations would arise only upon a closure of our West Texas facility and our failure to perform the required decommissioning activities. We do not currently expect that such subsidiary will be required to perform under such guarantee for the foreseeable future.

●

During 2012, 2013 and 2014, Contran issued a letter of credit (“LOC”) under its bank credit facility to the state of Texas related to specified decommissioning obligations associated with our byproduct facility. At December 31, 2014, the amount of such LOC was $6.1 million. The LOC would only be drawn down upon the closure of our byproduct facility and our failure to perform the required decommissioning activities. We do not currently expect that the LOC will have to be drawn down for the foreseeable future. We reimbursed Contran for costs related to the LOC of $.1 million in each of 2012, 2013 and 2014.

●

Prior to 2012, a subsidiary of Contran pledged certain of its marketable securities as collateral for the benefit of the state of Texas related to specified decommissioning obligations associated with our LLRW disposal facilities, currently estimated at $56.0 million. In return for such pledge, we agreed to pay such Contran subsidiary a collateral pledge fee and such fee was and $.7 million in 2012. In November 2012, upon the release from the pledge of these marketable securities, Valhi pledged certain of our marketable securities to replace the securities previously pledged. The marketable securities would only be liquidated upon a closure of our West Texas facility and our failure to perform the required decommissioning activities. In September 2014, concurrent with a reduction in the amount of financial assurance as discussed in Note 17, the state of Texas released these marketable securities to us and they are no longer pledged as collateral to the state of Texas.

●

Prior to 2012, we, certain of our subsidiaries, Contran and certain subsidiaries of Contran guaranteed WCS’ obligations under the surety bond (currently valued at $86.6 million) discussed in Note 17. The obligations would arise upon our failure to make the required quarterly payments into the surety bond trust discussed in Note 17. We do not currently expect that we, certain of our subsidiaries, Contran and such certain Contran subsidiaries will be required to perform under such guarantee for the foreseeable future.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2013	2014
	(In millions)
Current receivables from affiliates:
Louisiana Pigment Company, L.P	$14.2	$13.0
Contran:
Trade items	.5	.2
Income taxes	—	9.2
Other	—	1.5
Total	$14.7	$23.9
Current payables to affiliates:
Louisiana Pigment Company, L.P.	$21.1	$19.9
Contran:
Income taxes, net	4.3	—
Trade items	26.1	26.1
Total	$51.5	$46.0
Payables to affiliate included in long-term debt:
Valhi—Contran credit facility	$206.5	$223.7
Kronos— note payable to Contran	170.0	—
Total	$376.5	$223.7

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 7. Purchases of TiO2 from LPC were $250.2 million in 2012, $224.5 million in 2013 and $193.1 million in 2014. Sales of feedstock to LPC were $143.7 million in 2012, $141.1 million in 2013 and $98.4 million in 2014. Substantially all of the Contran trade payables relates to the ISA fees charged to WCS by Contran, which ISA fees had not been paid by WCS to Contran for 2012 and prior years. See Note 9 for more information on the Valhi and Kronos credit facilities with Contran.

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

●

NL has never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

●	no final, non-appealable adverse verdicts have ever been entered against NL, and
●

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

In one of these lead pigment cases, in April 2000 NL was served with a complaint (County of Santa Clara v. Atlantic Richfield Company, et al, Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims. Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006. A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland. That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and seeks its abatement. In July and August 2013, the case was tried. In January 2014, the Court issued a judgment finding NL, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, NL filed a motion for a new trial, and in March 2014 the court denied the motion. Subsequently in March 2014, NL filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court. NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and NL will defend vigorously against all claims.

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

Obligations associated with environmental remediation and related matters are difficult to assess and estimate for numerous reasons including the:

●	complexity and differing interpretations of governmental regulations,
●	number of PRPs and their ability or willingness to fund such allocation of costs,
●	financial capabilities of the PRPs and the allocation of costs among them,
●	solvency of other PRPs,
●	multiplicity of possible solutions,
●	number of years of investigatory, remedial and monitoring activity required,
●

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims, and

●	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2013 and December 31, 2014, receivables for recoveries were not significant.

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

	Years ended December 31,
	2012	2013	2014
	(In millions)
Balance at the beginning of the year	$43.2	$50.2	$122.7
Additions charged to expense, net	15.0	69.0	6.6
Acquired	—	7.0	—
Payments, net	(8.1)	(3.4)	(13.0)
Changes in currency exchange rates and other	.1	(.1)	2.2
Balance at the end of the year	$50.2	$122.7	$118.5
Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$7.6	$9.1	$10.2
Noncurrent liabilities	42.6	113.6	108.3
Total	$50.2	$122.7	$118.5

NL—On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2014, NL had accrued approximately $110 million related to approximately 47 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $149 million, including the amount currently accrued.

NL believes that it is not possible to estimate the range of costs for certain sites. At December 31, 2014, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other—We have also accrued approximately $8.5 million at December 31, 2014 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

In January 2014, NL was served with a complaint in Certain Underwriters at Lloyds, London, et al v. NL Industries, Inc. (Supreme Court of the State of New York, County of New York, Index No. 14/650103).  The plaintiff, a former insurance carrier of ours, is seeking a declaratory judgment of its obligations to us under insurance policies issued to NL by the plaintiff with respect to certain lead pigment lawsuits. The case is now proceeding in the trial court.  We believe the action is without merit and intend to defend NL’s rights in this action vigorously.

In February 2014, NL was served with a complaint in Zurich American Insurance Company, as successor-in-interest to Zurich Insurance Company, U.S. Branch vs. NL Industries, Inc, and The People of the State of California, acting by and through county Counsels of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura Counties and the city Attorneys of Oakland, San Diego, and San Francisco, et al (Superior Court of California, County of Santa Clara, Case No.: 1-14-CV-259924). In January 2015, an Order of Deposit Under C.C.P § 572 was entered by the trial court.

Other litigation

NL—– NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 186 of these types of cases pending, involving a total of approximately 736 plaintiffs. In addition, the claims of approximately 8,692 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

●	facts concerning historical operations,
●	the rate of new claims,
●	the number of claims from which we have been dismissed, and
●	our prior experience in the defense of these matters,

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

Kronos— In 2013 Kronos entered into a settlement agreement with the class plaintiffs in the consolidated complaint,  Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB).  Without admitting any fault or wrongdoing, Kronos agreed to pay an aggregate of $35 million (which was paid in 2014), and Kronos and the other defendants have been dismissed with prejudice from this matter.  Selling, general and administrative expenses in 2013 includes a $35 million charge related to this settlement.

In March 2013, Kronos was served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc. As amended by plaintiffs’ second amended complaint, plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon, South Carolina, Tennessee and Wisconsin that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.

In November 2013, Kronos was served with the complaint, The Valspar Corporation, et al  v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the

National Titanium Dioxide Company Limited (d/b/a Cristal).  The plaintiff opted out of the settlement in the original lawsuit, Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB) and filed its own lawsuit against the defendants.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In October 2014, the court granted our motion to transfer, and the case is now proceeding in the trial court in the United States District Court for the Southern District of Texas, Case No. 4:14-cv-01130.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.

WCS—Previously, the Lone Star Chapter of the Sierra Club has filed various lawsuits in Texas District Court against the Texas Commission on Environmental Quality (“TCEQ”). WCS has intervened in these lawsuits. These lawsuits challenge WCS’ by-product and low-level radioactive waste disposal licenses. Subsequently, the District Court upheld the TCEQ’s determination that the Sierra Club lacked standing to pursue a challenge to the by-product disposal license. The Sierra Club appealed. WCS’ by-product disposal license remains in effect pending resolution of the appeal. On April 4, 2014, the Third District of the Texas Court of Appeals in Austin upheld the District Court’s ruling in favor of the TCEQ and WCS. On December 30, 2014 the Third District of the Texas Court of Appeals issued a new opinion again upholding the District Court’s ruling in favor of the TCEQ and WCS.  On February 13, 2015, the Third District of the Texas Court of Appeals denied the Sierra Club’s motion for rehearing en banc.  The deadline for the Sierra Club to petition for discretionary relief from the Texas Supreme Court has not yet passed.

In May 2012, the same District Court subsequently held that TCEQ erred in denying the Sierra Club’s request for an administrative contested case hearing regarding the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate. Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order with respect to the low-level radioactive waste disposal license. Because of the appeal, the District Court’s order was suspended. WCS’ low-level radioactive waste disposal license remains in effect pending resolution of the appeal. On April 18, 2014, the Third District of the Texas Court of Appeals in Austin reversed the District Court’s ruling and rendered judgment in favor of TCEQ and WCS. On December 30, 2014, the Third District of the Texas Court of Appeals issued a new opinion, again reversing the District Court’s ruling and rendering judgment in favor of the TCEQ and WCS.  On February 17, 2015, the Third District of the Texas Court of Appeals denied the Sierra Club’s motion for rehearing en banc.  The deadline for the Sierra Club to petition for discretionary relief from the Texas Supreme Court has not yet passed.

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

Other matters

Concentrations of credit risk—Sales of TiO2 accounted for approximately 90% of our Chemicals Segment’s sales in each of 2012, 2013 and 2014. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to over 4,000 customers, with the top ten customers approximating 34% of our Chemicals Segment’s net sales in both of 2012 and 2013 and 35% of our Chemicals Segment’s net sales in 2014. In each of 2012, 2013 and 2014, one customer, Behr Process Corporation, accounted for approximately 10% of our Chemicals Segment’s net sales. The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2012	2013	2014
Europe	47%	49%	50%
North America	35%	33%	33%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s continuing operations accounted for approximately 38% of sales in 2012, 42% in 2013, and 47% in 2014. United States Postal Service, also a customer of the security products reporting unit, accounted for approximately 13% of the Component Products Segment’s total sales in both 2013 and 2014.  Harley Davidson, also a customer of the security products reporting unit, accounted for approximately 12% in each of 2012, 2013 and 2014. .

Our Waste Management Segment’s revenues consist of storage and disposal fees at our facility located in Andrews County, Texas. During 2013 we had sales to three customers that each exceeded 10% of our Waste Management Segment’s net sales: Tennessee Valley Authority (30%), Studsvik, Inc. (15%) and the Department of Energy (10%). During 2014 we had sales to two customers that each exceed 10% of our Waste Management Segment’s total sales: Zion Solutions (18%), and Sacramento Municipal Utility District (23%).

Our Real Estate Management and Development Segment’s revenues are land sales income and water and electric delivery fees.  During 2014 we had sales to four customers that each exceeded 10% of our Real Estate Management and Development Segment’s total sales: Greystone Nevada (23%), Woodside Homes of Nevada (25%), and Richmond Homes of Nevada (20%) are all relate to land sales; the City of Henderson (12%) relates to our water and electric delivery services.

Long-term contracts—Our Chemicals Segment has long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2016. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $532 million over the life of the contracts in years subsequent to December 31, 2014. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $164 million at December 31, 2014.

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

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense attributable to continuing operations approximated $16.3 million in 2012, $15.8 million in 2013 and $16.6 million in 2014. At December 31, 2014, future minimum payments under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2015	$10.1
2016	8.2
2017	4.9
2018	3.5
2019	3.2
2020 and thereafter	21.6
Total (1)	$51.5
(1)

Approximately $16 million of the $51.5 million aggregate future minimum rental commitments at December 31, 2014 relates to Kronos’ Leverkusen facility land lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2014. As discussed above, any change in the rent is based solely on negotiations between Bayer and Kronos, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes—Prior to 2012, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

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

Financial assurance associated with Waste Management Segment—Our Waste Management Segment is required to provide certain financial assurances to the Texas government agencies with respect to the decommissioning obligations related to the its facility in West Texas. We and certain of our affiliates have provided or assisted us in providing such financial assurances, see Note 16. Other matters related to the financial assurance associated with our LLRW disposal facilities are discussed below:

●

A portion of WCS’ required financial assurance associated with its LLRW disposal facilities is in the form of a surety bond issued by a third-party insurance company on its behalf for the benefit of the state of Texas. The value of the surety bond at issuance was $20 million in 2011 and was increased to $23.4 million in December 2012 and further increased to $32.2 million in December 2013. As part of such surety bond, WCS is required to make quarterly cash payments into a collateral trust of 2.5% of the total value of the bonds which commenced in the fourth quarter of 2011. In April 2014, WCS obtained a further increase in the surety bond from $32.2 million to $85.3 million.  As part of the increase in the surety bond from $32.2 million to $85.3 million, in April 2014, WCS paid an aggregate of $2.0 million into the first collateral trust. Similar to the $32.2 million surety bond, WCS is still required to make quarterly cash payments into the first collateral trust, but at a rate sufficient such that the aggregate amount of such payments funded into the collateral trust would equal 50% of the total value of the new bond by April 2021. Such new quarterly cash payments are equal to approximately $1.3 million and began in the third quarter of 2014.  At December 31, 2014, we had made payments totaling $10.9 million into this collateral trust (including a one-time $2.0 million payment made in April 2014), which is reflected as part of our noncurrent restricted cash on our Consolidated Balance Sheet.

●

As additional surety for LLRW disposal facility, WCS had also been required to make cash payments into a second collateral trust annually in November of each of 2012 through 2016, and such payments aggregated $18.0 million at March 31, 2014. In April 2014, concurrent with WCS obtaining an increase in the surety bond from $32.2 million to $85.3 million as discussed above, and in return the Texas government agency agreed to the release of the $18.0 million which WCS had previously paid into the second collateral trust. WCS received such $18.0 million in April 2014.

●

Valhi previously pledged certain of our marketable securities as collateral for the state of Texas related to specified decommissioning obligations associated with WCS’ LLRW disposal facilities. In September 2014, concurrent with a reduction in the amount of required financial assurance, the state of Texas released these marketable securities to us and they are no longer pledged as collateral to the state of Texas.

Owner Participation Agreement of Real Estate Management and Development Segment —Under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, if Landwell develops certain real property for commercial and residential purposes in a master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to us through tax increment.  The maximum reimbursement under the OPA is $209 million, and is subject to, among other things, completing construction of approved qualifying public infrastructure, transferring title of such infrastructure to the City of Henderson, receiving approval from the Redevelopment Agency of the funds expended to be eligible for tax increment reimbursement and the existence of a sufficient property tax valuation base and property tax rates in order to generate tax increment reimbursement funds.   We are entitled to receive 75% of the tax increment generated by the master planned community through 2036, subject to the qualifications and limitations indicated above.  Due to the significant uncertainty of the timing and amount of any of such potential tax increment reimbursements, we recognize any such tax increment reimbursements only when received.  The amount of such tax increments received in 2014 was not material.

Note 18—Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments by the ASC Topic 820 categories as of December 31, 2013 and 2014:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2013:
Marketable securities:
Current	$3.8	$2.4	$1.4	$—
Noncurrent	253.3	1.4	1.9	250.0
Currency forward contracts	(1.0)	(1.0)	—	—
December 31, 2014:
Marketable securities:
Current	$2.7	$1.7	$1.0	$—
Noncurrent	255.6	2.5	3.1	250.0
Currency forward contracts	(4.2)	(4.2)	—	—

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

At December 31, 2014, Kronos had currency forward contracts to exchange:

●

an aggregate of $37 million for an equivalent value of Norwegian kroner at an exchange rates ranging from kroner 6.75 to kroner 7.11 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $2.7 million to $5.0 million per month in certain months from January 2015 through December 2015; and

●

an aggregate €31.7 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.52 to kroner 8.81 per euro. These contracts with DnB Nor Bank ASA mature at a rate of €1.1 million to €5.0 million in certain months from February 2015 through December 2015.

The estimated fair value of such currency forward contracts at December 31, 2014 was a $4.2 million net liability of which $4.2 million is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet with a corresponding $4.2 million currency transaction loss in our Consolidated Statement of Operations, (2013—$1.0 million net liability, , of which $.2 million was recognized as part of accounts and other receivables and $1.2 million recognized as part of accounts payable and accrued liabilities with a corresponding $1.0 million currency transaction loss in our Consolidated Statement of Operations). We did not use hedge accounting for any of our contracts to the extent we held such contracts during 2012, 2013 and 2014.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2013 and 2014:

	December 31, 2013		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$186.8	$186.8	$280.3	$280.3
Deferred payment obligation	8.2	8.2	8.5	8.5
Long-term debt (excluding capitalized leases):
Kronos term loan	$—	$—	$345.9	$341.5
Kronos note payable to Contran	170.0	170.0	—	—
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	72.4	72.4	67.1	67.1
Valhi credit facility with Contran	206.5	206.5	223.7	223.7
Kronos variable rate bank credit facilities	11.1	11.1	—	—
Tremont promissory note payable	19.1	19.1	17.4	17.4
BMI bank note payable	11.2	11.2	10.3	10.3
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1
Noncontrolling interest in:
Kronos common stock	$241.9	$431.6	$211.0	$295.1
NL common stock	74.5	92.6	54.4	71.3
CompX common stock	13.6	23.1	14.4	19.9
Valhi stockholders’ equity	$601.3	$5,916.7	$477.6	$2,173.8

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. At December 31, 2014, the estimated market price of Kronos’ term loan was $983.1 per $1,000 principal amount. The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input). Fair values of variable interest rate notes receivable and debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 9.

Note 19—Recent accounting pronouncement:

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

Note 20—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2013
Net sales	$499.2	$516.1	$448.2	$400.1
Gross margin	12.9	17.2	48.6	55.5
Operating income (loss)	(45.2)	(46.8)	(42.5)	(4.2)
Net income (loss)	$(48.2)	$(48.6)	$(40.9)	$10.8
Amounts attributable to Valhi stockholders:
Net income (loss) (1)	$(39.8)	$(39.7)	$(34.2)	$15.7
Basic and diluted income (loss) per share	$(.12)	$(.12)	$(.10)	$.05
Year ended December 31, 2014
Net sales	$462.4	$491.7	$476.5	$432.0
Gross margin	85.8	104.2	115.8	97.0
Operating income	22.8	46.7	60.2	40.5
Net income	$4.6	$23.7	$37.5	$13.7
Amounts attributable to Valhi stockholders:
Net income (2)	$.8	$15.5	$28.7	$8.8
Basic and diluted income per share	$—	$.05	$.08	$.03
(1)	We recognized the following amounts during 2013:
●

a $3.4 million after-tax and noncontrolling interest charge related to the February voluntary prepayment of an aggregate $290 million principal amount of Kronos’ term loan in the first quarter; see Note 9;

●	a $17.9 million after-tax and noncontrolling interest litigation settlement charge included in operating income in the third quarter; see Note 17;
●

a $1.2 million after-tax and noncontrolling interest charge related to the July voluntary prepayment of the remaining $100 million principal amount of Kronos’ term loan in the third quarter; see Note 9;

●

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

●	aggregate insurance recoveries of $4.7 million after-tax and noncontrolling interest in the fourth quarter; and
●	a $46.6 million after-tax gain on bargain purchase and remeasurement of existing investment related to our acquisition of a controlling interest in BMI and LandWell; see Notes 3 and 12.
(2)	We recognized the following amounts during 2014:
●

a $3.2 million net of noncontrolling interest non-cash income tax benefit in the second quarter of 2014 related to the release of a portion of our reserve for uncertain tax positions related to the completion of this Canadian income tax audit and to the release of a portion of our reserve for uncertain tax positions in conjunction with the completion of an audit of our U.S. income tax return for 2009; see Note 12;

●

a $1.2 million net of noncontrolling interest cash tax benefit associated with certain U.S. income tax credits, which we elected to claim on our 2012 amended U.S. federal tax return in the third quarter of 2014; and

●	aggregate insurance recoveries of $7.3 million, after-tax and noncontrolling interest in the third quarter of 2014.

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
Steven L. Watson, March 13, 2015
(Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Thomas E. Barry	/s/ Steven L. Watson
Thomas E. Barry, March 13, 2015 (Director)	Steven L. Watson, March 13, 2015 (Chairman of the Board, President and Chief Executive Officer )
/s/ Norman S. Edelcup	/s/ Bobby D. O’Brien
Norman S. Edelcup, March 13, 2015 (Director)	Bobby D. O’Brien, March 13, 2015 (Executive Vice President and Chief Financial Officer and Director, Principal Financial Officer)
/s/ W. Hayden McIlroy	/s/ Gregory M. Swalwell
W. Hayden McIlroy, March 13, 2015 (Director)	Gregory M. Swalwell, March 13, 2015 (Executive Vice President and Controller, Principal Accounting Officer)
/s/ Loretta J. Feehan	/s/ William J. Lindquist
Loretta J. Feehan, March 13, 2015 (Director)	William J. Lindquist, March 13, 2015 (Executive Vice President and Director)
/s/ Mary A. Tidlund
Mary A. Tidlund, March 13, 2015 (Director)