Form 10-Q
period 2015-03-31
VALHI INC /DE/
filed 2015-05-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Number of shares of the Registrant’s common stock outstanding on May 1, 2015: 339,132,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2014	March 31, 2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255.8	$199.5
Restricted cash equivalents	10.6	9.4
Marketable securities	2.7	.9
Accounts and other receivables, net	303.9	322.6
Inventories, net	443.0	413.8
Land held for development	15.0	10.6
Other current assets	17.6	14.4
Deferred income taxes	13.4	13.4
Total current assets	1,062.0	984.6
Other assets:
Marketable securities	255.6	255.6
Investment in affiliates	89.0	77.8
Goodwill	379.7	379.7
Deferred income taxes	164.4	159.2
Other noncurrent assets	282.9	282.5
Total other assets	1,171.6	1,154.8
Property and equipment:
Land	49.1	45.9
Buildings	263.1	240.1
Treatment, storage and disposal facility	159.9	159.9
Equipment	1,139.9	1,051.2
Mining properties	52.0	41.7
Construction in progress	26.2	25.9
	1,690.2	1,564.7
Less accumulated depreciation	956.6	887.8
Net property and equipment	733.6	676.9
Total assets	$2,967.2	$2,816.3

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2014	March 31, 2015
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$9.3	$9.2
Accounts payable and accrued liabilities	310.2	253.0
Income taxes	7.8	8.4
Deferred income taxes	3.9	3.5
Total current liabilities	331.2	274.1
Noncurrent liabilities:
Long-term debt	924.8	928.9
Deferred income taxes	412.8	409.0
Accrued pension costs	249.4	220.5
Accrued environmental remediation and related costs	108.3	108.0
Accrued postretirement benefits costs	14.1	13.3
Other liabilities	112.7	107.3
Total noncurrent liabilities	1,822.1	1,787.0
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained earnings	4.9	10.0
Accumulated other comprehensive loss	(148.6)	(199.1)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	477.6	432.2

Noncontrolling interest in subsidiaries	336.3	323.0
Total equity	813.9	755.2
Total liabilities and equity	$2,967.2	$2,816.3

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended March 31,
	2014	2015
	(unaudited)
Revenues and other income:
Net sales	$462.4	$416.1
Other income, net	5.1	12.1
Total revenues and other income	467.5	428.2
Costs and expenses:
Cost of sales	376.6	326.8
Selling, general and administrative	68.8	65.2
Interest	13.7	14.6
Total costs and expenses	459.1	406.6
Income before income taxes	8.4	21.6
Income tax expense	3.8	4.3
Net income	4.6	17.3
Noncontrolling interest in net income of subsidiaries	3.8	5.4
Net income attributable to Valhi stockholders	$.8	$11.9
Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$—	$.04
Cash dividends per share	$.05	$.02
Basic and diluted weighted average shares outstanding	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended March 31,
	2014	2015
	(unaudited)
Net income	$4.6	$17.3
Other comprehensive income (loss), net of tax:
Currency translation	(2.7)	(67.6)
Marketable securities	(17.1)	(.6)
Defined benefit pension plans	2.1	2.8
Other postretirement benefit plans	(.4)	(.3)
Total other comprehensive loss, net	(18.1)	(65.7)
Comprehensive loss	(13.5)	(48.4)
Comprehensive loss attributable to noncontrolling interest	(12.7)	(9.8)
Comprehensive loss attributable to Valhi stockholders	$(.8)	$(38.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income	$4.6	$17.3
Depreciation and amortization	19.5	18.3
Benefit plan expense less than cash funding	(2.3)	(.8)
Deferred income taxes	(3.4)	(1.0)
Distributions from Ti02 manufacturing joint venture, net	4.5	11.2
Other, net	1.6	3.3
Change in assets and liabilities:
Accounts and other receivables, net	(61.6)	(50.5)
Inventories, net	6.6	(8.8)
Land held for development, net	(1.8)	2.0

Accounts payable and accrued liabilities	11.4	(30.8)
Accounts with affiliates	11.8	13.5
Income taxes	1.1	(1.8)
Other, net	2.2	(2.1)
Net cash used in operating activities	(5.8)	(30.2)
Cash flows from investing activities:
Capital expenditures	(19.9)	(13.3)
Capitalized permit costs	(.2)	(.1)
Purchases of marketable securities	(4.2)	(5.2)
Disposal of marketable securities	1.7	7.2
Change in restricted cash equivalents, net	(2.1)	(.2)
Other, net	(.3)	—
Net cash used in investing activities	(25.0)	(11.6)
Cash flows from financing activities:
Indebtedness:
Borrowings	457.6	19.2
Principal payments	(281.8)	(14.9)
Deferred financing costs paid	(6.0)	—
Valhi cash dividends paid	(17.0)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(8.5)	(3.8)
Net cash provided by (used in) financing activities	144.3	(6.3)
Cash and cash equivalents – net change from:
Operating, investing and financing activities	113.5	(48.1)
Effect of exchange rate on cash	(.1)	(8.2)
Cash and cash equivalents at beginning of period	142.8	255.8
Cash and cash equivalents at end of period	$256.2	$199.5
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$12.7	$14.2
Income taxes, net	5.7	9.1
Noncash investing activities:
Change in accruals for capital expenditures	4.5	1.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2015

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2014	$667.3	$3.6	$—	$4.9	$(148.6)	$(49.6)	$336.3	$813.9
Net income	—	—	—	11.9	—	—	5.4	17.3
Other comprehensive loss, net	—	—	—	—	(50.5)	—	(15.2)	(65.7)
Dividends	—	—	—	(6.8)	—	—	(3.5)	(10.3)
Balance at March 31, 2015	$667.3	$3.6	$—	$10.0	$(199.1)	$(49.6)	$323.0	$755.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at March 31, 2015. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management.  Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on March 13, 2015 (the “2014 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2015 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

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

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2015
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended March 31,
	2014	2015
	(unaudited)
Net sales:
Chemicals	$420.1	$365.1
Component products	25.8	27.9
Waste management	7.0	15.0
Real estate management and development	9.5	8.1
Total net sales	$462.4	$416.1
Cost of sales:
Chemicals	$340.2	$288.2
Component products	18.0	19.3
Waste management	10.7	12.1
Real estate management and development	7.7	7.2
Total cost of sales	$376.6	$326.8
Gross margin:
Chemicals	$79.9	$76.9
Component products	7.8	8.6
Waste management	(3.7)	2.9
Real estate management and development	1.8	.9
Total gross margin	$85.8	$89.3
Operating income (loss):
Chemicals	$27.6	$34.0
Component products	3.3	3.7
Waste management	(8.5)	(2.9)
Real estate management and development	.4	(.2)
Total operating income	22.8	34.6
General corporate items:
Securities earnings	6.8	6.7
Insurance recoveries	.8	3.1
General expenses, net	(8.3)	(8.2)
Interest expense	(13.7)	(14.6)
Income before income taxes	$8.4	$21.6

Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.

Note 3—Marketable securities:

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2014:
Current assets	$2.7	$2.7	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.6	5.8	(.2)
Total	$255.6	$255.8	$(.2)
March 31, 2015:
Current assets	$.9	$.9	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.6	5.7	(.1)
Total	$255.6	$255.7	$(.1)

All of our marketable securities are accounted for as available-for-sale, which are carried at fair value, with any unrealized gains or losses recognized through accumulated other comprehensive income. Our marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company LLC (“Amalgamated”). Our current marketable securities are included with “other current assets” on our Condensed Consolidated Balance Sheets. Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs. Please refer to Note 4 in our 2014 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated. There have been no changes to the carrying value of this investment during the periods presented. See Note 16.

Note 4—Accounts and other receivables, net:

	December 31, 2014	March 31, 2015
	(In millions)
Trade accounts receivable:
Kronos	$230.9	$256.5
CompX	8.8	12.3
WCS	7.7	10.9
BMI and LandWell	1.4	.9
VAT and other receivables	24.3	23.0
Refundable income taxes	8.7	11.1
Receivable from affiliates:
LPC – trade items	13.0	—
Contran – trade items	.2	.2
Contran – income taxes	9.2	6.8
Other	1.5	2.1
Allowance for doubtful accounts	(1.8)	(1.2)
Total	$303.9	$322.6

Note 5—Inventories, net:

	December 31, 2014	March 31, 2015
	(In millions)
Raw materials:
Chemicals	$76.0	$76.7
Component products	3.4	3.3
Total raw materials	79.4	80.0
Work in process:
Chemicals	32.9	33.0
Component products	10.3	10.7
Total in-process products	43.2	43.7
Finished products:
Chemicals	253.2	228.9
Component products	3.2	2.8
Total finished products	256.4	231.7
Supplies (primarily chemicals)	64.0	58.4
Total	$443.0	$413.8

Note 6—Investment in affiliate and other assets:

	December 31, 2014	March 31, 2015
	(In millions)

Investment in TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$89.0	$77.8
Other assets:
Land held for development	$165.1	$164.6
Waste disposal site operating permits, net	53.2	51.7
Restricted cash	13.9	15.2
Deferred financing costs	6.9	6.4
IBNR receivables	6.8	6.9
Capital lease deposit	6.2	6.2
Intangible assets	5.1	5.1
Other	25.7	26.4
Total	$282.9	$282.5

Note 7—Accounts payable and accrued liabilities:

	December 31, 2014	March 31, 2015
	(In millions)
Accounts payable:
Kronos	$121.4	$97.2
CompX	3.9	3.6
WCS	1.4	1.0
BMI and LandWell	7.0	3.4
Other	2.5	1.9
Payable to affiliates:
Contran – trade items	26.1	26.2
LPC – trade items	19.9	11.6
Employee benefits	34.6	27.2
Deferred income	19.8	16.6
Accrued sales discounts and rebates	23.0	13.6
Environmental remediation and related costs	10.2	10.1
Other	40.4	40.6
Total	$310.2	$253.0

Note 8—Other noncurrent liabilities:

	December 31, 2014	March 31, 2015
	(In millions)
Reserve for uncertain tax positions	$34.1	$29.1
Asset retirement obligations	27.2	27.6
Deferred income	18.9	19.2
Employee benefits	8.1	7.1
Insurance claims and expenses	9.5	9.6
Deferred payment obligation	8.5	8.6
Other	6.4	6.1
Total	$112.7	$107.3

Note 9—Long-term debt:

	December 31, 2014	March 31, 2015
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	223.7	229.2
Total Valhi debt	473.7	479.2
Subsidiary debt:
Kronos:
Term loan	345.9	345.1
WCS:
Financing capital lease	67.1	66.8
Tremont:
Promissory note payable	17.4	17.3
BMI:
Bank note payable	10.3	10.1
LandWell:
Note payable to the City of Henderson	3.1	3.1
Other	16.6	16.5
Total subsidiary debt	460.4	458.9
Total debt	934.1	938.1
Less current maturities	9.3	9.2
Total long-term debt	$924.8	$928.9

Valhi – Contran credit facility – During the first three months of 2015, we had net borrowings of $5.5 million under our Contran credit facility. The average interest rate on the existing balance as of and for the three months ended March 31, 2015 was 4.25%. At March 31, 2015, the equivalent of $45.8 million was available for borrowing under this facility.

Kronos – Term loan – During the first three months of 2015, Kronos made its required quarterly principal payment of $.9 million.  The average interest rate on the term loan borrowings as of and the quarter ended March 31, 2015 was 4.75%.  The carrying value of the term loan at March 31, 2015 includes unamortized original issue discount of $1.4 million.

Revolving credit facilities – Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2015 and the net debt to EBITDA financial test, Kronos’ borrowing availability at March 31, 2015 is 59% of the credit facility, or €71 million ($77 million). In addition, at March 31, 2015 Kronos had approximately $94.8 million available for borrowing under its North American revolving facility.

Tremont – Promissory note payable – In February 2015, and following Tremont’s receipt of dividend distributions from BMI and LandWell, Tremont prepaid (without penalty) $.1 million principal amount on the note as required under the terms of the note agreement.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2015.

Note 10—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2014	2015
	(In millions)
Service cost	$2.6	$2.9
Interest cost	6.3	4.6
Expected return on plan assets	(6.2)	(5.4)
Amortization of unrecognized prior service cost	.2	.2
Recognized actuarial losses	2.8	3.8
Total	$5.7	$6.1

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2014	2015
	(In millions)
Interest cost	$.2	$.2
Amortization of prior service credit	(.5)	(.5)
Total	$(.3)	$(.3)

Contributions – We expect to contribute the equivalent of $19.6 million and $1.3 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2015.

Note 11—Other income, net:

	Three months ended March 31,
	2014	2015
	(In millions)
Securities earnings:
Dividends and interest	$6.7	$6.6
Securities transactions, net	.1	.1
Total	6.8	6.7
Foreign currency transactions, net	(2.7)	1.6
Insurance recoveries	.8	3.1
Other, net	.2	.7
Total	$5.1	$12.1

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

Note 12—Income taxes:

	Three months ended March 31,
	2014	2015
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$2.9	$7.6
Incremental tax (benefit) on earnings of non-U.S. and non-tax group companies	(.1)	.5
Non-U.S. tax rates	(.7)	(1.1)
Adjustment to the reserve for uncertain tax positions, net	.3	(2.7)
Nondeductible expenses	.4	.5
Domestic manufacturing credit	(.1)	(.8)
U.S. state income taxes and other, net	1.1	.3
Income tax expense	$3.8	$4.3
Comprehensive provision for income taxes allocable to:
Net income	$3.8	$4.3
Other comprehensive income (loss):
Marketable securities	(8.8)	(.2)
Currency translation	(.7)	(16.2)
Pension plans	1.0	1.3
OPEB plans	(.2)	(.2)
Total	$(4.9)	$(11.0)

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

In the first quarter of 2015, we recognized a non-cash income tax benefit of $2.7 million primarily related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will not further change materially during the next twelve months.

Note 13—Noncontrolling interest in subsidiaries:

	December 31, 2014	March 31, 2015
	(In millions)
Noncontrolling interest in net assets:
Kronos	$211.0	$198.3
NL	54.4	53.7
CompX	14.4	14.7
BMI	31.7	31.8
LandWell	24.8	24.5
Total	$336.3	$323.0

	Three months ended March 31,
	2014	2015
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$2.7	$3.6
NL	.6	1.7
CompX	.3	.3
BMI	.1	—
LandWell	.1	(.2)
Total	$3.8	$5.4

Note 14—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three ended March 31, 2014 and 2015 are presented in the table below.

	Three months ended March 31,
	2014	2015
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$2.8	$1.6
Other comprehensive loss – unrealized losses arising during the period	(.8)	(.2)
Balance at end of period	$2.0	$1.4
Currency translation adjustment:
Balance at beginning of period	$59.2	$(22.6)
Other comprehensive loss	(2.1)	(52.2)
Balance at end of period	$57.1	$(74.8)
Defined benefit pension plans:
Balance at beginning of period	$(76.5)	$(132.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	1.6	2.2
Balance at end of period	$(74.9)	$(129.8)
OPEB plans:
Balance at beginning of period	$6.5	$4.4
Other comprehensive loss – amortization of prior service credit	(.3)	(.3)
Balance at end of period	$6.2	$4.1
Total accumulated other comprehensive loss:
Balance at beginning of period	$(8.0)	$(148.6)
Other comprehensive loss	(1.6)	(50.5)
Balance at end of period	$(9.6)	$(199.1)

See Note 10 for amounts related to our defined benefit pension plans and OPEB plans.

Note 15—Commitments and contingencies:

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified. In some cases, the damages are unspecified pursuant to the requirements of applicable state law. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings or a trial verdict in favor of either the defendants or the plaintiffs.

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

In one of these lead pigment cases, in April 2000 NL was served with a complaint (County of Santa Clara v. Atlantic Richfield Company, et al, Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims. Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland. That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and seeks its abatement. In July and August 2013, the case was tried. In January 2014, the Judge issued a judgment finding NL, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, NL filed a motion for a new trial, and in March 2014 the court denied the motion. Subsequently in March 2014, NL filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court. NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and NL will defend vigorously against all claims.

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

Certain properties and facilities used in NL’s former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are occasionally named as a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2014 and March 31, 2015, receivables for recoveries were not significant.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2015 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the year	$118.5
Additions charged to expense, net	.1
Payments, net	(.5)
Balance at the end of period	$118.1
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$10.1
Noncurrent liabilities	108.0
Total	$118.1

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2015, NL had accrued approximately $110 million related to approximately 47 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $149 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2015, there were approximately 5 sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $8.3 million at March 31, 2015 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2014 Annual Report.

Other litigation

NL — NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 166 of these types of cases pending, involving a total of approximately 712 plaintiffs. In addition, the claims of approximately 8,692 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

WCS — Previously, the Lone Star Chapter of the Sierra Club filed various lawsuits in Texas District Court against the Texas Commission on Environmental Quality (“TCEQ”). WCS has intervened in these lawsuits. These lawsuits challenge WCS’ by-product and low-level radioactive waste disposal licenses. Subsequently, the District Court upheld the TCEQ’s determination that the Sierra Club lacked standing to pursue a challenge to the by-product disposal license. The Sierra Club appealed. WCS’ by-product disposal license remains in effect pending resolution of the appeal. On April 4, 2014, the Third District of the Texas Court of Appeals in Austin upheld the District Court’s ruling in favor of the TCEQ and WCS. On December 30, 2014 the Third District of the Texas Court of Appeals issued a new opinion again upholding the District Court’s ruling in favor of the TCEQ and WCS.  On February 13, 2015, the Third District of the Texas Court of Appeals denied the Sierra Club’s motion for rehearing en banc.  Sierra Club petitioned for discretionary relief from the Texas Supreme Court on March 30, 2015.  Sierra Club’s petition remains pending.

In May 2012, the same District Court subsequently held that TCEQ erred in denying the Sierra Club’s request for an administrative contested case hearing regarding the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate. Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order with respect to the low-level radioactive waste disposal license. Because of the appeal, the District Court’s order was suspended. WCS’ low-level radioactive waste disposal license remains in effect pending resolution of the appeal. On April 18, 2014, the Third District of the Texas Court of Appeals in Austin reversed the District Court’s ruling and rendered judgment in favor of TCEQ and WCS. On December 30, 2014, the Third District of the Texas Court of Appeals issued a new opinion, again reversing the District Court’s ruling and rendering judgment in favor of the TCEQ and WCS.  On February 17, 2015, the Third District of the Texas Court of Appeals denied the Sierra Club’s motion for rehearing en banc.  Sierra Club petitioned for discretionary relief from the Texas Supreme Court on April 3, 2015.  Sierra Club’s petition remains pending.

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

On February 10, 2015, WCS competitor EnergySolutions LLC (“EnergySolutions”) threatened to bring a civil action against WCS related to WCS’s decision to not enter into a contract with EnergySolutions to dispose of LLRW and other matters.  On February 18, 2015, WCS filed suit against EnergySolutions in the 109th District Court of Andrews County, Texas (Cause No. 19,785), seeking a declaratory judgment that WCS has no obligation to contract with EnergySolutions and that WCS has the right to inform its current and potential customers that it will not enter into that contract.  On March 13, 2015, EnergySolutions removed the WCS action to federal court and asserted a counterclaim against WCS under Section 2 of the Sherman Antitrust Act alleging anticompetitive conduct in the LLRW disposal market.  This case is captioned Waste Control Specialists LLC v. EnergySolutions, LLC (United States District Court for the Western District of Texas, Civil Action No. 7:15-CV-00034).  WCS has moved to remand the WCS declaratory judgment action to state court because EnergySolutions improperly removed it, and WCS moved to dismiss EnergySolutions’ counterclaim because it fails to state a claim upon which relief can be granted.

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2014 Annual Report.

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

Note 16—Fair value measurements and financial instruments:

The following table summarizes the valuation of our marketable securities, financial instruments and other items recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2014:
Marketable securities:
Current	$2.7	$1.7	$1.0	$—
Noncurrent	255.6	2.5	3.1	250.0
Currency forward contracts	(4.2)	(4.2)	—	—
March 31, 2015:
Marketable securities:
Current	$.9	$—	$.9	$—
Noncurrent	255.6	2.3	3.3	250.0
Currency forward contracts	(4.5)	(4.5)	—	—

See Note 3 for information on how we determine fair value of our noncurrent marketable securities.

Certain of our Chemicals Segment’s sales generated by its non-U.S. operations are denominated in U.S. dollars. Our Chemicals Segment periodically uses currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net foreign currency transaction gains and losses.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At March 31, 2015, our Chemicals Segment had currency forward contracts to exchange:

•

an aggregate $16.2 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.75 to kroner 7.11 per U.S. dollar; these contracts with DnB Nor Bank ASA mature at a rate of $2.7 million to $5.0 million per month in certain months from May 2015 through December 2015; and

•

an aggregate €15.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.53 to kroner 8.56 per euro; these contracts with DnB Nor Bank ASA mature at a rate ranging of €5.0 million per quarter from June 2015 through December 2015.

The estimated aggregate fair value of our currency forward contracts at March 31, 2015 was a $4.5 million net liability which is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. We have also recognized a corresponding $4.5 million currency transaction loss in our Condensed Consolidated Statement of Income. Our Chemicals Segment is not currently using hedge accounting for our outstanding currency forward contracts at March 31, 2015, and we did not use hedge accounting for any of such contracts we previously held in 2014.   Accordingly, changes in the aggregate fair value of currency forward contracts we hold are recognized as a foreign currency transaction gain or loss.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2014		March 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$280.3	$280.3	$224.1	$224.1
Deferred payment obligation	8.5	8.5	8.6	8.6
Long-term debt (excluding capitalized leases):
Kronos term loan	$345.9	$341.5	$345.1	$350.8
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	67.1	67.1	66.8	66.8
Valhi credit facility with Contran	223.7	223.7	229.2	229.2
Tremont promissory note payable	17.4	17.4	17.3	17.3
BMI bank note payable	10.3	10.3	10.1	10.1
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

Noncontrolling interest in:
Kronos common stock	$211.0	$295.1	$198.3	$286.7
NL common stock	54.4	71.3	53.7	64.3
CompX common stock	14.4	19.9	14.7	18.7
Valhi stockholders’ equity	$477.6	$2,173.8	$432.2	$2,112.8

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. At December 31, 2014 and March 31, 2015, the estimated market price of Kronos’ term loan was $983.1 per $1,000 principal amount and $1,012.50 per $1,000 principal amount, respectively.   The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 7.

Note 17—Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU’) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning with the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the standard will have on our Condensed Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the standard.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs (or deferred financing costs) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Currently, such unamortized debt issue costs are generally presented as a noncurrent asset.  However, to the extent an entity has unamortized debt issuance costs associated with an unfunded debt liability, such as an undrawn revolving line of credit, such unamortized debt issue costs would continue to be recognized as an asset since there is no liability recognized from which such unamortized debt issue costs can be deducted.  The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition, measurement or amortization of debt issuance costs; therefore, the standard will not have a material effect on our Condensed Consolidated Financial Statements.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and the new guidance will be applied on a retrospective basis, although we have not yet determined when we will adopt the standard.

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

We have four consolidated reportable operating segments:

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

Operations Overview

Quarter Ended March 31, 2015 Compared to the Quarter Ended March 31, 2014—

Net income attributable to Valhi stockholders was $11.9 million, or $.04 per diluted share, in the first quarter of 2015 compared to net income attributable to Valhi stockholders of $.8 million, or nil per diluted share, in the first quarter of 2014. As more fully discussed below, our diluted income per share increased from 2014 to 2015 primarily due to the net effects of:

•	higher operating income from our Chemicals Segment in 2015;
•	lower operating losses at our Waste Management segment in 2015;
•	higher insurance recoveries in 2015; and
•	a non-cash income tax benefit of $2.7 million in 2015 related to a net reduction in our reserve for uncertain tax positions.

Our net income attributable to Valhi stockholders in 2015 includes income of $.01 per diluted share related to income from insurance recoveries, and income of $.01 per diluted share related to a net reduction in our reserve for uncertain tax positions.

Current Forecast for 2015 –

We currently expect to report higher income attributable to Valhi stockholders for 2015 as compared to 2014 primarily due to the net effects of:

•	improved operating results at WCS in 2015 as we expect more revenue from the Compact and Federal LLRW disposal facilities which experienced shipment delays in the first half of 2014; and
•	lower insurance recoveries expected for the full year 2015 compared to recoveries received in 2014.

Segment Operating Results—2014 Compared to 2015 –

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

The factors having the most impact on our reported operating results are:

•	our TiO2 sales and production volumes,
•	TiO2 selling prices,
•	manufacturing costs, particularly raw materials such as third-party feedstock ore, maintenance and energy-related expenses, and
•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Our Chemicals Segment’s key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes, and the cost of our third-party feedstock ore. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended March 31,
	2014	2015	% Change
	(Dollars in millions)
Net sales	$420.1	$365.1	(13)%
Cost of sales	340.2	288.2	(15)
Gross margin	$79.9	$76.9	(4)%
Operating income	$27.6	$34.0	23%
Percent of net sales:
Cost of sales	81%	79%
Gross margin	19	21
Operating income	7	9
Ti02 operating statistics:
Sales volumes*	122	131	7%
Production volumes*	120	125	4
Percent change in net sales:
Ti02 product pricing			(11)%
Ti02 sales volumes			7
Ti02 product mix			(1)
Changes in currency exchange rates			(8)
Total			(13)%
*	Thousands of metric tons

Current Industry Conditions – Due to competitive pressures, our Chemicals Segment’s average selling prices decreased throughout 2014 and the first quarter of 2015.  Our Chemicals Segment’s average selling prices at the end of the first quarter of 2015 were 7% lower than at the end of 2014, with lower prices in all major markets.  We experienced higher sales volumes in all major markets, particularly in European and export markets, in the first quarter of 2015 as compared to the first quarter of 2014 as demand has generally been stable.

Our Chemicals Segment operated its production facilities at overall average capacity utilization rates of 93% in the first quarter of 2015 compared to approximately 90% in the first quarter of 2014.  Our Chemicals Segment’s production capacity utilization rates in the first quarter of 2014 were impacted by a union labor lockout at its Canadian production facility that ended in December 2013, as restart of production at the facility did not begin until February 2014.  Our production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and continuing into the first quarter of 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2014 and into the first quarter of 2015.  Consequently, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first quarter of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2014 (excluding the effect of changes in currency exchange rates).

Net sales – Our Chemicals Segment’s net sales in the first quarter of 2015 decreased 13%, or $55.0 million, compared to the first quarter of 2014 primarily due to the net effects of an 11% decrease in average TiO2 selling prices (which decreased net sales by approximately $46 million) and a 7% increase in sales volumes (which increased net sales by approximately $29 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 7% in the first quarter of 2015 as compared to the first quarter of 2014 due to higher sales in all major markets, particularly in certain export and European markets.  We estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $33 million as compared to the first quarter of 2014.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 15% in the first quarter of 2015 compared to 2014 primarily due to the net impact of lower raw materials and other production costs of approximately $21 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), a 7% increase in sales volumes, a 4% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales decreased to 79% in the first quarter of 2015 compared to 81% in the same period of 2014, as the favorable effect of lower raw material costs and efficiencies related to higher production volumes more than offset the unfavorable impact of lower average selling prices, as discussed above.

Gross Margin and Operating Income  – Our Chemicals Segment’s operating income increased $6.4 million, from $27.6 million in the first quarter of 2014 to $34.0 million the first quarter of 2015 and operating income as a percentage of net sales increased to 9% in the first quarter of 2015 from 7% in the same period of 2014. This increase was driven by the increase in gross margin, which increased to 21% for the first quarter of 2015 compared to 19% for the first quarter of 2014. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, higher sales volumes and lower selling prices.  While our gross margin percentage was higher in the first quarter of 2015 compared to the first quarter of 2014, our gross margin dollars were lower, as the favorable impact of higher sales and production volumes, lower manufacturing costs and the effect of changes in currency exchange rates was more than offset by the unfavorable impact of lower average selling prices.  We estimate that changes in currency exchange rates increased operating income by approximately $14 million in the first quarter of 2015 as compared to the same period in 2014, as discussed below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.7 million in the first three months of 2014 and $.6 million in the first three months of 2015 which reduced our reported Chemicals Segment operating income as compared to amounts reported by Kronos.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 16 to our Condensed Consolidated Financial Statements, we periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and operating income for the periods indicated.

Impact of changes in currency exchange rates three months ended March 31, 2015 vs. March 31, 2014

	Transaction gains /(losses) recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2015 vs. 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(33)	$(33)
Operating income	(3)	2	5	9	14

The $33 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian kroner in 2015 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $14 million increase in operating income was comprised of the following:

•

approximately $5 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian kroner and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a greater amount of local currency in 2015 as compared to 2014, and

•

approximately $9 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian kroner, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014.  Overall, the strengthening of the U.S. dollar relative to the euro in 2015 did not have a significant translational impact on our operating income, as the reduction in net sales caused by such strengthening was substantially offset by the effect of our euro-denominated operating costs being translated into fewer U.S. dollars in 2015.

Outlook – During the first quarter of 2015 we operated our Chemicals Segment’s production facilities at 93% of practical capacity.  While we expect our Chemicals Segment’s production volumes to be higher in 2015 as compared to 2014, we expect to continue to operate below full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2015 as compared to 2014.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 continuing into 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold in the first quarter of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2014 (excluding the effect of changes in currency exchange rates).  While we expect our cost of sales per metric ton of TiO2 sold for the remainder of 2015 will be comparable to such per-metric ton cost in the first quarter of 2015, such per-metric ton cost for the remainder of 2015 is expected to continue to be slightly lower as compared to the same periods in 2014 (excluding the effect of changes in currency exchange rates).

We started 2015 with Chemicals Segment’s selling prices 9% lower than the beginning of 2014, and prices declined by an additional 7% in the first quarter of 2015.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2015, we continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

Overall, we currently expect that Chemicals Segment’s operating income in 2015 will be comparable to 2014, as the favorable effect of higher sales volumes and moderating raw material costs will be mostly offset by the effects of lower anticipated average selling prices (since our average selling prices at the beginning of 2015 were 9% lower than the beginning of 2014).

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

	Three months ended March 31,
	2014	2015	% Change
	(Dollars in millions)
Net sales	$25.8	$27.9	8%
Cost of sales	18.0	19.3	7
Gross margin	$7.8	$8.6	11%
Operating income	$3.3	$3.7	13%
Percent of net sales:
Cost of sales	70%	69%
Gross margin	30	31
Operating income	13	13

Net Sales – Our Component Products Segment’s net sales increased $2.1 million in the first quarter of 2015 compared to the same period of 2014, led by strong demand within the security products reporting unit for an existing government customer and to a lesser extent increased demand for fuel security products as well as increased sales to the office equipment market.  Sales of marine components also contributed to the increase in sales primarily as a result of improved demand for products sold to the waterski/wakeboard boat markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of sales percentage decreased by 1% in the first quarter of 2015 compared to the same period in 2014. As a result, gross margin and related margin percentage increased over the same period.  Gross margin increased by 11%, and operating income increased by 13%  in the first quarter of 2015 compared to 2014.  The increase in gross margin and operating income is attributable to the marine components reporting unit which achieved improvement in manufacturing efficiencies as well as increased leverage of fixed manufacturing costs over increased production volumes  Operating costs and expenses increased in the first quarter of 2015 as compared to the same period in 2014 primarily due to increased administrative personnel costs to support the growth volume in security products.

Outlook  – First quarter sales reflect continued strong demand for our Component Products Segment’s products. The primary driver continues to be existing original equipment manufacturer (“OEM”) customers, including requirements for certain government security applications. While demand has been particularly strong in certain markets, including electronic locks, office furniture and marine components, we have not experienced the consistently strong demand from our small business customers that we might expect in a broader economic upturn. We continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets. We anticipate continued strong demand for our products throughout 2015, though we expect security product demand for government security applications to decrease in the second half of the year.

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

Waste Management –

	Three months ended March 31,
	2014	2015
	(In millions)
Net sales	$7.0	$15.0
Cost of sales	10.7	12.1
Gross margin	$(3.7)	$2.9
Operating loss	$(8.5)	$(2.9)

Genera l— Historically we have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing and permitting requirements for the disposal of byproduct waste material and a broad range of LLRW and mixed LLRW. In May 2008, the TCEQ issued us a license for the disposal of byproduct material.

Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the first quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, the TCEQ issued a near-surface LLRW disposal license to us. This license was signed in September 2009. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012 and received its first waste for disposal in mid-2013.   Beginning in the second half of 2014 our operating results improved as disposal volumes increased.

Net Sales and Operating Loss—The Waste Management Segment’s net sales increased $8.0 million in the first quarter of 2015 compared to the same period of 2014. Disposal volumes for the first quarter of 2015 were favorably impacted by the industry-wide availability of disposal shipping containers. Higher disposal volumes in the first quarter of 2015 allowed for greater coverage of fixed costs as compared to the same period of 2014. As a result, our Waste Management Segment had an operating loss in the first quarter of 2015 that was $5.6 million lower than the same period of 2014.

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

With the receipt of our recent license amendments and new shipping containers now in service we believe we are positioned to take full advantage of our disposal facilities going forward. We recognized an operating loss in the first quarter of 2015 primarily due to delayed disposal shipments including shipments from generator sites which were adversely impacted by the severe winter weather which limited the ability of some generators to ship waste.  We currently expect our Waste Management Segment to report improved operating results in 2015 as compared to 2014.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Real Estate Management and Development  –

	Three months ended March 31,
	2014	2015
	(In millions)
Net sales	$9.5	$8.1
Cost of sales	7.7	7.2
Gross margin	$1.8	$.9
Operating income (loss)	$.4	$(.2)

     General — LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. BMI owns an additional 50% interest in LandWell. Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004).  Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling over 1,200 acres of retail, light industrial, commercial and residential projects in the Henderson, Nevada area.  LandWell has been primarily focusing on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on such project began in 2007, and LandWell began intensive development efforts of the residential/planned community in 2013 (with BMI acting as the general contractor for all such development efforts).

In December 2013 and through the end 2014, LandWell has closed or entered into escrow on approximately 300 acres of the residential/planned community and certain other acreage at contracted prices that support the estimated fair value assigned to the land held for development that was acquired with consideration of development costs expected to be incurred after the acquisition date. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 976.  In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the December 2013 acquisition date, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income (loss) — A substantial portion of the net sales from our Real Estate Management and Development segment in 2014 and 2015 consisted of revenues from land sales. We recognized $5.9 million in revenues on land sales during the first three months of 2015 compared to $7.7 million in the same period of 2014. The contracts on these sales include approximately 210 acres of the residential planned community and certain other acreage which closed in December 2013 and through the first quarter of 2015. Cost of sales related to land sales revenues was $5.9 million in the first three months of 2015 and $6.7 million in the same period of 2014. The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts; sales and cost of sales related to water delivery are expected to be relatively consistent from period to period.

Outlook — Having obtained a controlling interest in BMI and LandWell in December 2013, we are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development. In the near term, we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. We expect the development work for the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2016.  As noted above, we do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used to fund ongoing development work for the remainder of these properties.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2015 Compared to 2014

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2015 and 2014 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the first three months of 2014 and 2015.

Insurance Recoveries – Insurance recoveries relate to agreements NL has with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts NL received from these insurance carriers.  Substantially all of the $3.1 million insurance recoveries we recognized in the first quarter of 2015 relate to a settlement NL reached with one of its insurance carriers in which they agreed to reimburse NL for a portion of our past litigation defense costs.

The agreements with certain of NL’s insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  See Note 15 to our Condensed Consolidated Financial Statements.

Corporate Expenses and Other Items, Net – Corporate expenses were flat at $8.2 million in the first quarter of 2015 compared to $8.3 million in the same period in 2014, as lower litigation and environmental remediation and related expenses were partially offset by higher administrative expenses.  Included in corporate expense are:

•	litigation and related costs at NL of $1.8 million in the first quarter of 2015 compared to $2.1 million in first quarter of 2014; and
•	environmental remediation and related expense of $.1 million in the first quarter of 2015 compared to $.3 million in first quarter of 2014.

The level of our litigation and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 15 to our Condensed Consolidated Financial Statements.   If our current expectations regarding the number of cases in which we expect to be involved during 2015, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate, and it is possible that actual costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2015, our corporate expenses would be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related matters as further information becomes available to us or as circumstances change. Further information or changed circumstances could result in an increase or reduction in our accrued costs. See Note 15 to our Condensed Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2015 will be lower than in 2014 primarily due to lower expected environmental remediation and related costs and lower litigation and related costs.

Interest Expense–Interest expense increased to $14.6 million in the first quarter of 2015 from $13.7 million in the first quarter of 2014 primarily due to higher average debt balances outstanding during the first quarter of 2015 compared to the same period of 2014.  We currently expect our interest expense for all of 2015 will be higher as compared to 2014, as higher overall average debt levels would more than offset the favorable impact of lower average interest rates on outstanding borrowings.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had income tax expense of $4.3 million in the first quarter of 2015 compared to income tax expense of $3.8 million in the first quarter of 2014.  This increase in our income tax expense in the first quarter of 2015 is primarily due to our increased earnings, offset in part by   a non-cash income tax benefit of $2.7 million we recognized in the first quarter of 2015, primarily related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  For interim financial reporting purposes, we apply an effective tax rate methodology in determining our provision for income taxes.  Generally, we expect the effective tax rate associated with our non-US earnings to be lower than our U.S. statutory rate of 35%.  The decrease in our effective tax rate in the first quarter of 2015 is primarily due to (i) such $2.7 million non-cash income tax benefit recognized and (ii) the relative impact of our domestic production tax credit and our non-US earnings, in each case as a percentage of the reported amount of our pre-tax income in the periods presented. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2015 income tax items and a tabular reconciliation of our statutory income tax provision to our actual tax provision.

We have substantial net operating loss carryforwards in Germany and Belgium.  Kronos has the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014 and in Belgium Kronos has the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014.  At March 31, 2015, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German and Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2015 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net income was $5.4 million in the first quarter of 2015, compared to $3.8 million in the same period of 2014. The increase is primarily due to the increased operating income of Kronos and NL in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital.  Cash used in operating activities was $30.2 million in the first three months of 2015 compared to $5.8 million in the first three months of 2014. This $24.4 million increase in the amount of cash used was primarily due to the net effects of the following:

•	operating income in the first three months of 2015 of $34.6 million, an $11.8 million improvement compared to an operating income of $22.8 million in the first three months of 2014;
•	a $42.7 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2015;
•	higher net distributions from our TiO2 manufacturing joint venture in 2015 of $6.7 million, primarily due to the timing of the joint venture’s working capital needs; and
•	higher cash paid for taxes in 2015 of $3.4 million, primarily due to the timing of tax payments .

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

•

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2014 to March 31, 2015 , due to higher accounts receivable resulting from higher sales volumes in 2015 partially offset by the effect of lower sales prices in the first quarter of 2015 as compared to the fourth quarter of 2014.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2014 to March 31, 2015 principally due to lower inventory volumes and lower inventory raw material costs.
•

CompX’s average DSO increased from December 31, 2014 to March 31, 2015.  Generally, we expect CompX’s average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.  Overall, CompX’s March 31, 2015 days sales outstanding compared to December 31, 2014 is in line with our expectations.

•

CompX’s average DSI decreased from December 31, 2014 to March 31, 2015 primarily as a result of intentional 2014 fourth quarter inventory builds in each of its business units to prepare for first quarter 2015 sales.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2013	March 31, 2014	December 31, 2014	March 31, 2015
Kronos:
Days sales outstanding	62 days	67 days	61 days	67 days
Days sales in inventory	75 days	65 days	76 days	71 days
CompX:
Days sales outstanding	35 days	45 days	32 days	40 days
Days sales in inventory	76 days	76 days	90 days	79 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended March 31,
	2014	2015
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive its subsidiaries	$6.7	$3.4
Kronos	(2.6)	(10.1)
NL exclusive of its subsidiaries	2.9	4.2
CompX	(2.3)	(3.0)
BMI	7.2	(5.2)
LandWell	9.1	(2.3)
WCS	(.9)	(1.7)
Tremont exclusive of its subsidiaries	6.2	.3
Other	(.2)	.1
Eliminations	(31.9)	(15.9)
Total	$(5.8)	$(30.2)

Investing Activities –

We spent $13.3 million in capital expenditures during the first three months of 2015 including:

•	$11.7 million in our Chemicals Segment;
•	$.8 million in our Component Products Segment;
•	$.5 million in our Waste Management Segment; and
•	$.3 million in our Real Estate Management and Development Segment.

Our Waste Management Segment also had $.1 million in expenditures for capitalized permit costs in the first three months of 2015. During the first three months of 2015 we had net disposals of $2.0 million of marketable securities.

Financing Activities—

During the three months ended March 31, 2015, we:

•	borrowed a net $5.5 million on Valhi’s credit facility with Contran;
•	repaid $.1 million under Tremont’s promissory note payable; and
•	paid quarterly dividends to Valhi stockholders aggregating $.02 per share ($6.8 million).

In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries, our Board of Directors reduced our regular quarterly dividend to $.02 per share beginning in the second quarter of 2014.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first three months of 2015 are primarily comprised of CompX dividends paid to shareholders other than NL, Kronos dividends paid to shareholders other than us and NL, LandWell dividends paid to shareholders other than us and BMI and BMI dividends paid to shareholders other than us.

Outstanding Debt Obligations

At March 31, 2015, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;

•	Valhi’s $229.2 million outstanding on its $275 million credit facility with Contran which is due no earlier than December 31, 2016;
•	$346.5 million aggregate borrowing under Kronos’ term loan ($345.1 million carrying amount, net of unamortized original issue discount) due through February 2020;
•	WCS’ financing capital lease with Andrews County, Texas ($66.8 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	Tremont’s promissory note payable ($17.3 million outstanding) due in December 2023;
•	$10.1 million on BMI’s bank note payable, due through January 2025;
•	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $16.5 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2015) are discussed in Note 9 to our Consolidated Financial Statements included in our 2014 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2015.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2016) and our long-term obligations (defined as the five-year period ending March 31, 2020, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2015, we had credit available under existing facilities of approximately $217.6 million, which was comprised of:

•	$94.8 million under Kronos’ North American revolving credit facility;
•	$77(1) million under Kronos’ European credit facility; and
•	$45.8(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending March 31, 2015, Kronos has €71 million ($77 million) available under its European credit facility at March 31, 2015
(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At March 31, 2015, we had an aggregate of $230.5 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $57.9 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$123.0	$57.9
CompX	41.1	—
NL exclusive of its subsidiaries	36.9	—
WCS	12.3	—
LandWell	4.6	—
BMI	3.4	—
Tremont exclusive of its subsidiaries	8.9	—
Valhi exclusive of its subsidiaries	.3	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$230.5	$57.9

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2015 will be approximately $83 million as follows:

•	$68 million by our Chemicals Segment, including approximately $14 million in the area of environmental compliance, protection and improvement;
•	$9 million by our Waste Management Segment;
•	$4 million by our Component Products Segment; and
•	$2 million by our Real Estate Management and Development Segment.

The WCS amount includes approximately $2 million in capitalized operating permit costs. In addition, LandWell expects to spend approximately $12 million on land development costs during 2015 (which are included in the determination of cash provided by operating activities).

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

At March 31, 2015 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2015 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2015 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2015, based on the 58.0 million shares we held of Kronos common stock at March 31, 2015, we would receive aggregate annual regular dividends from Kronos of $34.8 million.  In May 2014, NL’s Board of Directors suspended NL’s cash dividend. We did not receive any dividends from NL during 2014 and we do not know if we will receive any cash dividends from NL during 2015.  We did not receive any distributions from WCS during 2014, and we do not expect to receive any distributions from WCS during 2015. We expect that our newest consolidated subsidiaries, BMI and LandWell, which we acquired a controlling interest in during December 2013, will pay cash dividends, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $7.0 million in the first quarter of 2014, and we received aggregate dividends from BMI and LandWell of $.5 million in February 2015.  We do not know if we will receive additional distributions from BMI and LandWell during the remainder of 2015.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. WCS did not borrow any amounts from us during the first quarter of 2015. It is possible WCS will borrow from our subsidiary during the remainder of 2015 under the terms of the revolving credit facility. As amended, WCS can borrow up to $20 million under this facility, which matures in March 2016.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no loans to NL during the first quarter of 2015 under this facility, which as amended is due on demand, but in any event no earlier than March 31, 2016 and no later than December 31, 2016. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no borrowings from Kronos during the first quarter of 2015 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2016. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2014 Annual Report.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2014 Annual Report  and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 17 to our 2014 Annual Report, or in Notes 12 and 15 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 17 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first three months of 2015 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2014 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2014 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2014 Annual Report. See also Note 16 to our Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chairman of the Board, President and Chief Executive Officer, and Bobby D. O’Brien, our Director, Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

•

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below and in Note 15 to our Condensed Consolidated Financial Statements, please refer to Note 17 to our Consolidated Financial Statements included in our 2014 Annual Report.

ASARCO LLC v.  NL Industries, Inc., et al.  (United States District Court, Western District of Missouri, Case No.  4:11-cv-00138-DGK).  In March 2015, the 8th Circuit Court of Appeals denied Asarco’s request for an interlocutory appeal of the stay order.  The trial court’s indefinite stay thus remains in place.

Lewis, et al. v. Lead Industries Association, et al (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800.)  In April 2015, a class was certified consisting of parents or legal guardians of children who lived in certain “high risk” areas in Illinois between August 18, 1995 and February 19, 2008, and incurred an expense or liability for having their children’s blood lead levels tested.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2014 Annual report. There have been no material changes to such risk factors during the first three months of 2015.

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

VALHI, INC.
(Registrant)
Date	May 8, 2015	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Executive Vice President and Chief Financial Officer)

Date	May 8, 2015	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President and Controller, Principal Accounting Officer)