Form 10-Q
period 2015-06-30
VALHI INC /DE/
filed 2015-08-07
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Number of shares of the Registrant’s common stock outstanding on July 31, 2015: 339,142,949

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2014	June 30, 2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255.8	$211.3
Restricted cash equivalents	10.6	7.9
Marketable securities	2.7	.9
Accounts and other receivables, net	303.9	311.3
Inventories, net	443.0	418.4
Land held for development	15.0	12.4
Other current assets	17.6	14.9
Deferred income taxes	13.4	15.1
Total current assets	1,062.0	992.2
Other assets:
Marketable securities	255.6	256.2
Investment in affiliates	89.0	84.4
Goodwill	379.7	379.7
Deferred income taxes	164.4	1.3
Other noncurrent assets	282.9	278.0
Total other assets	1,171.6	999.6
Property and equipment:
Land	49.1	46.9
Buildings	263.1	246.5
Treatment, storage and disposal facility	159.9	159.9
Equipment	1,139.9	1,082.1
Mining properties	52.0	43.9
Construction in progress	26.2	28.9
	1,690.2	1,608.2
Less accumulated depreciation	956.6	923.5
Net property and equipment	733.6	684.7
Total assets	$2,967.2	$2,676.5

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2014	June 30, 2015
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$9.3	$9.1
Accounts payable and accrued liabilities	310.2	292.6
Income taxes	7.8	3.7
Deferred income taxes	3.9	.4
Total current liabilities	331.2	305.8
Noncurrent liabilities:
Long-term debt	924.8	934.7
Deferred income taxes	412.8	358.6
Accrued pension costs	249.4	226.1
Accrued environmental remediation and related costs	108.3	110.8
Accrued postretirement benefits costs	14.1	13.4
Other liabilities	112.7	103.9
Total noncurrent liabilities	1,822.1	1,747.5
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained earnings (deficit)	4.9	(100.4)
Accumulated other comprehensive loss	(148.6)	(183.3)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	477.6	337.6

Noncontrolling interest in subsidiaries	336.3	285.6
Total equity	813.9	623.2
Total liabilities and equity	$2,967.2	$2,676.5

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(unaudited)
Revenues and other income:
Net sales	$491.7	$408.8	$954.1	$824.9
Other income, net	10.2	7.4	15.3	19.5
Total revenues and other income	501.9	416.2	969.4	844.4
Costs and expenses:
Cost of sales	387.5	352.5	764.1	679.3
Selling, general and administrative	74.6	78.0	143.4	143.2
Interest	14.6	14.5	28.3	29.1
Total costs and expenses	476.7	445.0	935.8	851.6
Income (loss) before income taxes	25.2	(28.8)	33.6	(7.2)
Income tax expense	1.5	110.6	5.3	114.9
Net income (loss)	23.7	(139.4)	28.3	(122.1)
Noncontrolling interest in net income (loss) of subsidiaries	8.2	(35.5)	12.0	(30.1)
Net income (loss) attributable to Valhi stockholders	$15.5	$(103.9)	$16.3	$(92.0)
Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$.05	$(.30)	$.05	$(.27)
Cash dividends per share	$.02	$.02	$.07	$.04
Basic and diluted weighted average shares outstanding	342.0	342.0	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(unaudited)
Net income (loss)	$23.7	$(139.4)	$28.3	$(122.1)
Other comprehensive income (loss), net of tax:
Currency translation	(4.5)	14.7	(7.2)	(52.9)
Marketable securities	(4.3)	(.8)	(21.4)	(1.4)
Defined benefit pension plans	2.0	3.7	4.1	6.5
Other postretirement benefit plans	(.3)	(.3)	(.7)	(.6)
Total other comprehensive income (loss), net	(7.1)	17.3	(25.2)	(48.4)
Comprehensive income (loss)	16.6	(122.0)	3.1	(170.5)
Comprehensive income (loss) attributable to noncontrolling interest	3.1	(34.0)	(9.5)	(43.8)
Comprehensive income (loss) attributable to Valhi stockholders	$13.5	$(88.0)	$12.6	$(126.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$28.3	$(122.1)
Depreciation and amortization	39.2	35.8
Benefit plan expense less than cash funding	(2.0)	.9
Deferred income taxes	(7.4)	96.1
Distributions from Ti02 manufacturing joint venture, net	13.7	4.6
Other, net	1.7	2.5
Change in assets and liabilities:
Accounts and other receivables, net	(88.7)	(39.7)
Inventories, net	12.3	(2.5)
Land held for development, net	(3.4)	7.0
Accounts payable and accrued liabilities	3.3	5.2
Accounts with affiliates	6.8	26.0
Income taxes	(4.7)	(5.1)
Other, net	4.2	(13.9)
Net cash provided by (used in) operating activities	3.3	(5.2)
Cash flows from investing activities:
Capital expenditures	(35.2)	(23.0)
Capitalized permit costs	(.1)	(.4)
Purchases of marketable securities	(8.1)	(6.4)
Disposal of marketable securities	6.3	7.7
Change in restricted cash equivalents, net	17.2	(.2)
Net cash used in investing activities	(19.9)	(22.3)
Cash flows from financing activities:
Indebtedness:
Borrowings	480.2	38.7
Principal payments	(309.2)	(28.8)
Deferred financing costs paid	(6.1)	—
Valhi cash dividends paid	(23.7)	(13.6)
Distributions to noncontrolling interest in subsidiaries	(12.0)	(7.3)
Net cash provided by (used in) financing activities	129.2	(11.0)
Cash and cash equivalents – net change from:
Operating, investing and financing activities	112.6	(38.5)
Effect of exchange rate on cash	(.3)	(6.0)
Cash and cash equivalents at beginning of period	142.8	255.8
Cash and cash equivalents at end of period	$255.1	$211.3
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$25.9	$28.0
Income taxes, net	27.0	13.6
Noncash investing activities:
Change in accruals for capital expenditures	3.3	2.0
Accrual for capital lease additions	6.1	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2015

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2014	$667.3	$3.6	$—	$4.9	$(148.6)	$(49.6)	$336.3	$813.9
Net loss	—	—	—	(92.0)	—	—	(30.1)	(122.1)
Other comprehensive loss, net	—	—	—	—	(34.7)	—	(13.7)	(48.4)
Dividends	—	—	(.3)	(13.3)	—	—	(7.0)	(20.6)
Other	—	—	.3	—	—	—	.1	.4
Balance at June 30, 2015	$667.3	$3.6	$—	$(100.4)	$(183.3)	$(49.6)	$285.6	$623.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at June 30, 2015. Substantially all of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management.  Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on March 13, 2015 (the “2014 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2015 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

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

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at June 30, 2015
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(unaudited)
	(In millions)
Net sales:
Chemicals	$443.5	$360.2	$863.6	$725.3
Component products	26.8	28.9	52.6	56.8
Waste management	11.9	10.0	18.9	25.0
Real estate management and development	9.5	9.7	19.0	17.8
Total net sales	$491.7	$408.8	$954.1	$824.9
Cost of sales:
Chemicals	$350.3	$314.2	$690.5	$602.4
Component products	18.3	19.8	36.3	39.1
Waste management	11.9	12.4	22.6	24.5
Real estate management and development	7.0	6.1	14.7	13.3
Total cost of sales	$387.5	$352.5	$764.1	$679.3
Gross margin:
Chemicals	$93.2	$46.0	$173.1	$122.9
Component products	8.5	9.1	16.3	17.7
Waste management	—	(2.4)	(3.7)	.5
Real estate management and development	2.5	3.6	4.3	4.5
Total gross margin	$104.2	$56.3	$190.0	$145.6
Operating income (loss):
Chemicals	$46.3	$(7.9)	$73.9	$26.1
Component products	3.9	4.3	7.2	8.0
Waste management	(5.0)	(8.1)	(13.5)	(11.0)
Real estate management and development	1.5	1.6	1.9	1.4
Total operating income (loss)	46.7	(10.1)	69.5	24.5
General corporate items:
Securities earnings	6.6	6.7	13.4	13.4
Insurance recoveries	.4	.3	1.2	3.4
General expenses, net	(13.9)	(11.2)	(22.2)	(19.4)
Interest expense	(14.6)	(14.5)	(28.3)	(29.1)
Income (loss) before income taxes	$25.2	$(28.8)	$33.6	$(7.2)

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.  Our Chemicals Segment recognized an aggregate $21.1 million charge in the second quarter of 2015 for workforce reductions, see Note 17.

Note 3—Marketable securities:

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2014:
Current assets	$2.7	$2.7	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.6	5.8	(.2)
Total	$255.6	$255.8	$(.2)
June 30, 2015:
Current assets	$.9	$.9	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	6.2	6.5	(.3)
Total	$256.2	$256.5	$(.3)

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

Note 4—Accounts and other receivables, net:

	December 31, 2014	June 30, 2015
	(In millions)
Trade accounts receivable:
Kronos	$230.9	$256.1
CompX	8.8	13.2
WCS	7.7	4.3
BMI and LandWell	1.4	1.6
VAT and other receivables	24.3	24.6
Refundable income taxes	8.7	9.7
Receivable from affiliates:
LPC – trade items	13.0	—
Contran – trade items	.2	.2
Contran – income taxes	9.2	—
Other	1.5	2.8
Allowance for doubtful accounts	(1.8)	(1.2)
Total	$303.9	$311.3

Note 5—Inventories, net:

	December 31, 2014	June 30, 2015
	(In millions)
Raw materials:
Chemicals	$76.0	$79.5
Component products	3.4	3.5
Total raw materials	79.4	83.0
Work in process:
Chemicals	32.9	30.8
Component products	10.3	10.3
Total in-process products	43.2	41.1
Finished products:
Chemicals	253.2	229.9
Component products	3.2	2.3
Total finished products	256.4	232.2
Supplies (primarily chemicals)	64.0	62.1
Total	$443.0	$418.4

Note 6—Investment in affiliate and other assets:

	December 31, 2014	June 30, 2015
	(In millions)
Investment in TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$89.0	$84.4
Other assets:
Land held for development	$165.1	$161.3
Waste disposal site operating permits, net	53.2	50.4
Restricted cash	13.9	16.3
Deferred financing costs	6.9	6.7
IBNR receivables	6.8	7.0
Capital lease deposit	6.2	6.2
Intangible assets	5.1	5.1
Other	25.7	25.0
Total	$282.9	$278.0

Note 7—Accounts payable and accrued liabilities:

	December 31, 2014	June 30, 2015
	(In millions)
Accounts payable:
Kronos	$121.4	$99.0
CompX	3.9	2.9
WCS	1.4	.8
BMI and LandWell	7.0	4.2
NL	2.3	6.6
Other	.2	.5
Payable to affiliates:
Contran – trade items	26.1	26.1
Contran – income taxes	—	5.6
LPC – trade items	19.9	13.8
Employee benefits	34.6	26.0
Deferred income	19.8	23.0
Accrued workforce reduction costs	—	18.3
Accrued sales discounts and rebates	23.0	15.1
Environmental remediation and related costs	10.2	9.9
Other	40.4	40.8
Total	$310.2	$292.6

See Note 17 for a discussion of accrued workforce reduction costs

Note 8—Other noncurrent liabilities:

	December 31, 2014	June 30, 2015
	(In millions)
Reserve for uncertain tax positions	$34.1	$29.1
Asset retirement obligations	27.2	28.1
Deferred income	18.9	11.5
Employee benefits	8.1	7.4
Insurance claims and expenses	9.5	9.6
Deferred payment obligation	8.5	8.6
Accrued workforce reduction costs	—	2.9
Other	6.4	6.7
Total	$112.7	$103.9

Note 9—Long-term debt:

	December 31, 2014	June 30, 2015
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	223.7	237.2
Total Valhi debt	473.7	487.2
Subsidiary debt:
Kronos:
Term loan	345.9	344.3
WCS:
Financing capital lease	67.1	66.4
Tremont:
Promissory note payable	17.4	17.3
BMI:
Bank note payable	10.3	9.9
LandWell:
Note payable to the City of Henderson	3.1	3.1
Other	16.6	15.6
Total subsidiary debt	460.4	456.6
Total debt	934.1	943.8
Less current maturities	9.3	9.1
Total long-term debt	$924.8	$934.7

Valhi – Contran credit facility – During the first six months of 2015, we had net borrowings of $13.5 million under our Contran credit facility. The average interest rate on the existing balance as of and for the six months ended June 30, 2015 was 4.25%. At June 30, 2015 $37.8 million was available for borrowing under this facility.

Kronos – Term loan – On May 21, 2015 Kronos entered into an amendment to its term loan due in February 2020.  As a result of the amendment:

•	The applicable margin on outstanding LIBOR-based borrowings was reduced from 3.75% to 3.00%, and the applicable margin on outstanding base rate borrowings was reduced from 2.75% to 2.00%; and
•

A provision was added whereby if Kronos elected to call all or a portion of the outstanding principal balance within six months of completing the amendment (i.e. before November 21, 2015), a 1% call premium of the aggregate principal amount so prepaid would apply.

We accounted for such amendment to the term loan as a modification of the terms of the term loan.  All other terms of the term loan, including principal repayments, maturity and collateral remain unchanged.  We paid a $750,000 refinancing fee in connection with this amendment, which along with the existing unamortized deferred financing costs associated with the term loan are being amortized over the remaining term of the loan.

During the first six months of 2015, Kronos made its required quarterly principal payments aggregating $1.8 million.  The average interest rate on the term loan borrowings as of and for the quarter ended June 30, 2015 was 4.0% and 4.58%, respectively.  The carrying value of the term loan at June 30, 2015 includes unamortized original issue discount of $1.3 million.

Revolving credit facilities – Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (“EBITDA”) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of June 30, 2015 and the net debt to EBITDA financial test, Kronos’ borrowing availability at June 30, 2015 is 46% of the credit facility, or €54.9 million ($61.5 million). In addition, at June 30, 2015 Kronos had approximately $87.2 million available for borrowing under its North American revolving facility.

Tremont – Promissory note payable – In February 2015, and following Tremont’s receipt of dividend distributions from BMI and LandWell, Tremont prepaid (without penalty) $.1 million principal amount on the note as required under the terms of the note agreement.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2015.

Note 10—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(In millions)
Service cost	$2.5	$2.7	$5.1	$5.6
Interest cost	6.4	4.4	12.7	9.0
Expected return on plan assets	(6.3)	(5.3)	(12.5)	(10.7)
Amortization if unrecognized prior service cost	.2	.2	.4	.4
Recognized actuarial losses	2.8	3.8	5.6	7.6
Total	$5.6	$5.8	$11.3	$11.9

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(In millions)
Service cost	$.1	$.1	$.1	$.1
Interest cost	.1	—	.3	.2
Amortization of prior service credit	(.6)	(.4)	(1.1)	(.9)
Recognized actuarial gains	(.1)	(.1)	(.1)	(.1)
Total	$(.5)	$(.4)	$(.8)	$(.7)

Contributions – We expect to contribute the equivalent of $19.6 million and $1.3 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2015.

Note 11—Other income, net:

	Six months ended June 30,
	2014	2015
	(In millions)
Securities earnings:
Dividends and interest	$13.3	$13.2
Securities transactions, net	.1	.2
Total	13.4	13.4
currency transactions, net	(.1)	1.3
Insurance recoveries	1.2	3.4
Other, net	.8	1.4
Total	$15.3	$19.5

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

Note 12—Income taxes:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$8.9	$(10.1)	$11.8	$(2.5)
Incremental net benefit on earnings and losses of non-U.S. and non-tax group companies	(1.1)	(28.6)	(1.2)	(28.1)
Non-U.S. tax rates	(1.0)	.5	(1.7)	(.6)
Valuation allowance	─	150.3	─	150.3
Adjustment to the reserve for uncertain tax positions, net	(5.9)	(.2)	(5.6)	(2.9)
Nondeductible expenses	.9	(.6)	1.2	(.1)
Domestic manufacturing credit	(.6)	(.2)	(.7)	(1.0)
U.S. state income taxes and other, net	.3	(.5)	1.5	(.2)
Income tax expense	$1.5	$110.6	$5.3	$114.9
Comprehensive provision for income taxes (benefit) allocable to:
Income tax expense	$1.5	$110.6	$5.3	$114.9
Other comprehensive income (loss):
Marketable securities	(2.4)	(.5)	(11.2)	(.7)
Currency translation	(.9)	8.1	(1.6)	(8.1)
Pension plans	.9	.2	1.9	1.5
OPEB plans	(.2)	(.2)	(.4)	(.4)
Total	$(1.1)	$118.2	$(6.0)	$107.2

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our Chemicals Segment’s non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35%.  The amount shown on such table for incremental net benefit on earnings and losses on non-U.S. companies includes, as applicable, (i) current income taxes (including withholding taxes, if applicable), if any, associated with any current-year earnings of our Chemicals Segment’s non-U.S. subsidiaries to the extent such current-year earnings were distributed to us in the current year, (ii) deferred income taxes (or deferred income tax benefit) associated with the current-year change in the aggregate amount of undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which earnings are not subject to a permanent reinvestment plan, in an amount representing the current-year change in the aggregate current income tax that would be generated (including withholding taxes, if applicable) when such aggregate undistributed earnings are distributed to us, and (iii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our Chemicals Segment’s non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

As previously disclosed, our Chemicals Segment has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014), both of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets recognized with respect to these two jurisdictions, primarily related to these NOL carryforwards.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expect to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  Given the trend of our operating results over the last few quarters, we do not presently have sufficient positive evidence to overcome the significant negative evidence of having twelve consecutive quarters of cumulative losses in both our German and Belgian jurisdictions at June 30, 2015.  Accordingly, at June 30, 2015, we have concluded that we are now required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets. Such valuation allowance aggregates $150.3 million at June 30, 2015.

As disclosed in the 2014 Annual Report, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through March 31, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  Accordingly, our provision for income taxes in the second quarter of 2015 includes a non-cash income tax benefit of $29.3 million for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss. Such amount is included in the above table of our income tax rate reconciliation for incremental net benefit on earnings and losses on non-U.S. companies (in addition to the other items indicated above).  A portion of such reduction also related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

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

During the first six months of 2015, primarily in the first quarter, we recognized a non-cash income tax benefit of $2.9 million primarily related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will not further change materially during the next twelve months.

Note 13—Noncontrolling interest in subsidiaries:

	December 31, 2014	June 30, 2015
	(In millions)
Noncontrolling interest in net assets:
Kronos	$211.0	$165.7
NL	54.4	48.2
CompX	14.4	15.0
BMI	31.7	32.0
LandWell	24.8	24.7
Total	$336.3	$285.6

	Six months ended June 30,
	2014	2015
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$9.1	$(27.8)
NL	1.6	(3.3)
CompX	.6	.7
BMI	.3	.3
LandWell	.4	–
Total	$12.0	$(30.1)

Note 14—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$2.0	$1.4	$2.8	$1.6
Other comprehensive income (loss) – unrealized gains (losses) arising during the period	.1	.2	(.7)	-
Balance at end of period	$2.1	$1.6	$2.1	$1.6
Currency translation adjustment:
Balance at beginning of period	$57.1	$(74.8)	$59.2	$(22.6)
Other comprehensive income (loss)	(3.5)	13.2	(5.6)	(39.0)
Balance at end of period	$53.6	$(61.6)	$53.6	$(61.6)
Defined benefit pension plans:
Balance at beginning of period	$(74.9)	$(129.8)	$(76.5)	$(132.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	1.6	2.6	3.2	4.8
Balance at end of period	$(73.3)	$(127.2)	$(73.3)	$(127.2)
OPEB plans:
Balance at beginning of period	$6.2	$4.1	$6.5	$4.4
Other comprehensive loss – amortization of prior service credit	(.3)	(.2)	(.6)	(.5)
Balance at end of period	$5.9	$3.9	$5.9	$3.9
Total accumulated other comprehensive loss:
Balance at beginning of period	$(9.6)	$(199.1)	$(8.0)	$(148.6)
Other comprehensive income (loss)	(2.1)	15.8	(3.7)	(34.7)
Balance at end of period	$(11.7)	$(183.3)	$(11.7)	$(183.3)

See Note 10 for amounts related to our defined benefit pension plans and OPEB plans.

Note 15—Commitments and contingencies:

General

We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our current and former businesses.  At least quarterly our management discusses and evaluates the status of any pending litigation or claim to which we are a party or which has been asserted against us. The factors considered in such evaluation include, among other things, the nature of such pending cases and claim, the status of such pending cases and claims, the advice of legal counsel and our experience in similar cases and claims (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote.

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

Certain properties and facilities used in NL’s former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are occasionally named as a party in a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2014 and June 30, 2015, receivables for recoveries were not significant.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2015 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the year	$118.5
Additions charged to expense, net	2.6
Payments, net	(1.3)
Currency and other	.9
Balance at the end of period	$120.7
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$9.9
Noncurrent liabilities	110.8
Total	$120.7

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2015, NL had accrued approximately $112 million related to approximately 46 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $165 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2015, there were approximately 5 sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $8.7 million at June 30, 2015 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Other litigation

NL — NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 166 of these types of cases pending, involving a total of approximately 712 plaintiffs. In addition, the claims of approximately 8,692 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state court. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters.

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

Kronos — In March 2013, Kronos was served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc. As amended by plaintiffs’ second amended complaint, plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon, South Carolina, Tennessee and Wisconsin that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of this case, we have determined that it is not reasonably possible that a loss has been incurred in this case.

In November 2013, Kronos was served with the complaint, The Valspar Corporation, et al  v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  The plaintiff opted out of the settlement in the original lawsuit, Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB) and filed its own lawsuit against the defendants.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In October 2014, the court granted our motion to transfer, and the case is now proceeding in the trial court in the United States District Court for the Southern District of Texas, Case No. 4:14-cv-01130.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of the case, we have determined that while it is reasonably possible (but not probable) that a loss has been incurred in this case, we do not believe the amount of such loss will be material to our consolidated financial condition, results of operations or liquidity.

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

On February 10, 2015, WCS competitor EnergySolutions LLC (“EnergySolutions”) threatened to bring a civil action against WCS related to WCS’s decision to not enter into a contract with EnergySolutions to dispose of low level radioactive waste (“LLRW”) and other matters.  On February 18, 2015, WCS filed suit against EnergySolutions in the 109th District Court of Andrews County, Texas (Cause No. 19,785), seeking a declaratory judgment that WCS has no obligation to contract with EnergySolutions and that WCS has the right to inform its current and potential customers that it will not enter into that contract.  On March 13, 2015, EnergySolutions removed the WCS action to federal court and asserted a counterclaim against WCS under Section 2 of the Sherman Antitrust Act alleging anticompetitive conduct in the LLRW disposal market.  This case is captioned Waste Control Specialists LLC v. EnergySolutions, LLC (United States District Court for the Western District of Texas, Civil Action No. 7:15-CV-00034).  WCS has moved to remand the WCS declaratory judgment action to state court because EnergySolutions improperly removed it, and WCS moved to dismiss EnergySolutions’ counterclaim because it fails to state a claim upon which relief can be granted.

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
	(In millions)
Asset (liability)
December 31, 2014:
Marketable securities:
Current	$2.7	$1.7	$1.0	$—
Noncurrent	255.6	2.5	3.1	250.0
Currency forward contracts	(4.2)	(4.2)	—	—
June 30, 2015:
Marketable securities:
Current	$.9	$—	$.9	$—
Noncurrent	256.2	2.8	3.4	250.0
Currency forward contracts	(2.0)	(2.0)	—	—

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

At June 30, 2015, our Chemicals Segment had currency forward contracts to exchange:

•

an aggregate $16.2 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 7.09 to krone 7.11 per U.S. dollar; these contracts with DnB Nor Bank ASA mature at a rate of $2.7 million per month from July 2015 to December 2015; and

•

an aggregate €10.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 8.53 to krone 8.56 per euro; these contracts with DnB Nor Bank ASA mature at a rate ranging of €5.0 million per quarter from September 2015 through December 2015.

The estimated aggregate fair value of our currency forward contracts at June 30, 2015 was a $2.0 million net liability which is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. We have also recognized a corresponding $2.0 million currency transaction loss in our Condensed Consolidated Statement of Income. Our Chemicals Segment is not currently using hedge accounting for our outstanding currency forward contracts at June 30, 2015, and we did not use hedge

accounting for any of such contracts we previously held in 2014.   Accordingly, changes in the aggregate fair value of currency forward contracts we hold are recognized as a foreign currency transaction gain or loss.

In July 2015, our Chemicals Segment entered into a series of currency forward contracts to exchange:

●

an aggregate of $30.7 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.29 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature from August 2015 through July 2016 at a rate of $2.6 million per month, and are subject to early redemption provisions at our option.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2014		June 30, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$280.3	$280.3	$235.5	$235.5
Deferred payment obligation	$8.5	$8.5	$8.6	$8.6
Long-term debt (excluding capitalized leases):
Kronos term loan	$345.9	$341.5	$344.3	$345.6
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	67.1	67.1	66.4	66.4
Valhi credit facility with Contran	223.7	223.7	237.2	237.2
Tremont promissory note payable	17.4	17.4	17.3	17.3
BMI bank note payable	10.3	10.3	9.9	9.9
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

Noncontrolling interest in:
Kronos common stock	$211.0	$295.1	$165.7	$248.4
NL common stock	54.4	71.3	48.2	61.5
CompX common stock	14.4	19.9	15.0	19.4
Valhi stockholders’ equity	$477.6	$2,173.8	$337.6	$1,919.5

The fair value of our publicly-traded marketable securities, noncontrolling interest in NL, Kronos and CompX and our common stockholders’ equity are all based upon quoted market prices, Level 1 inputs at each balance sheet date. At December 31, 2014 and June 30, 2015, the estimated market price of Kronos’ term loan was $983.1 per $1,000 principal amount and $1,000 per $1,000 principal amount, respectively.   The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 7.

As part of our interest rate risk-management strategy, in August 2015 Kronos entered into a pay-fixed/receive-variable interest rate swap with Wells Fargo Bank, N.A., to minimize its exposure to volatility in LIBOR as it relates to our forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, we will pay a fixed rate of 2.016% per annun, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.    The effective date of the swap is September 30, 2015.  The notional amount of the swap commences at $344.75 million and declines by $875,000 each quarter commencing December 31, 2015, and the swap has a final maturity date in February 2020.

Note 17 - Restructuring Costs

In the second quarter of 2015, our Chemicals Segment initiated a restructuring plan designed to improve its long-term cost structure. A portion of such expected cost savings is planned to occur through workforce reductions.  During the second quarter of 2015 Kronos implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately

110 individuals.  A substantial portion of such workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation.  For involuntary programs, eligible costs are recognized when management approves the separation program, the affected employees are properly notified and the costs are estimable.  To the extent there is a statutorily-mandated notice period and the affected employee is not required to provide services to us during such notice period, severance and all wages during such notice period are accrued at the time of separation.  To the extent the affected employee is required to provide services to us during all or a portion of such notice period, the severance (and if applicable notice period wages for any period beyond the time the affected employee is required to provide future services to us) is accrued ratably over the period in which services will be provided.  We recognized an aggregate $21.1 million charge in the second quarter of 2015 for such workforce reductions Kronos had implemented through that date, $10.7 million of which is classified in cost of sales and $10.4 million of which is classified in selling, general and administrative expense.  For the workforce reductions implemented through June 30, 2015, an aggregate $.1 million will be accrued in the future (mostly in the second half of 2015) associated with affected individuals who are providing service to us past June 30, 2015.  All accrued severance costs at June 30, 2015 are expected to be paid through December 31, 2016.

A summary of the activity in our accrued workforce reduction costs for the first six months of 2015 is shown in the table below:

Amount
(in millions)
Accrued workforce reduction costs as of January 1, 2015	$—
Workforce reduction costs accrued	21.1
Workforce reduction costs paid	(.4)
Currency translation adjustments, net	.5
Accrued workforce reduction costs at June 30, 2015	$21.2

Amounts recognized in the balance sheet:
Current liability	$18.3
Noncurrent liability	2.9
$21.2

Note 18—Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is currently effective for us beginning with the first quarter of 2017.  However, the FASB has voted to issue an ASU that would defer the required adoption date by one year, and assuming such ASU is issued by the FASB, the new standard would be effective for us beginning in the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Condensed Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the Standard.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs (or deferred financing costs) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Currently, such unamortized debt issue costs are generally presented as a noncurrent asset.  However, in June 2015 the SEC Staff affirmed that to the extent an entity has unamortized debt issuance costs associated with an unfunded debt liability, such as an undrawn revolving line of credit, such unamortized debt issue costs would continue to be recognized as an asset since there is no liability recognized from which such unamortized debt issue costs can be deducted.  The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition, measurement or amortization of debt issuance costs; therefore, the standard will not have a material effect on our Condensed Consolidated Financial Statements.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and the new guidance will be applied on a retrospective basis.  We currently expect to adopt the standard as of December 31, 2015.  The amount of our deferred financing costs (see Note 6) relates primarily to Kronos’ term loan indebtedness (see Note 9) which, had we already adopted the standard at June 30, 2015, would have been presented in our Condensed Consolidated Balance Sheet as a direct deduction from the carrying value of such term loan, was $5.1 million at December 31, 2014 and $5.7 million at June 30, 2015.  All of our other deferred financing costs at those dates relate to our revolving credit facilities in North America and Europe for which we have no amounts borrowed, and therefore such deferred financing costs would be recognized as an asset at such dates.

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
•

Our ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may not presently have been recognized under the more-likely-than-not recognition criteria (such as Kronos’ ability to utilize its German and Belgium net operating loss carryforwards);

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

Operations Overview

Quarter Ended June 30, 2015 Compared to the Quarter Ended June 30, 2014 —

Net loss attributable to Valhi stockholders was $103.9 million, or $.30 per diluted share, in the second quarter of 2015 compared to net income attributable to Valhi stockholders of $15.5 million, or $.05 per diluted share, in the second quarter of 2014. As more fully discussed below, our diluted income per share decreased from 2014 to 2015 primarily due to the net effects of:

•	the recognition of an aggregate $150.3 million non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations in 2015;
•

an operating loss from our Chemicals Segment in 2015 compared to operating income in 2014, in part due to a charge associated with the implementation of certain workforce reductions in the second quarter of 2015;

•	higher operating losses at our Waste Management segment in 2015; and
•	lower general expenses primarily due to lower environmental remediation and related expenses of NL.

Our net loss attributable to Valhi stockholders in the second quarter of 2015 includes the recognition of the non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations aggregating $.26 per diluted share and a charge of $.03 per diluted share related to our Chemicals Segment’s accrued workforce reduction costs.

Our net income attributable to Valhi stockholders in the second quarter of 2014 includes an aggregate non-cash income tax benefit of $.01 per diluted share related to a net reduction in our reserve for uncertain tax positions.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014 —

Net loss attributable to Valhi stockholders was $92.0 million, or $.27 per diluted share, in the first six months of 2015 compared to net income attributable to Valhi shareholders of $16.3 million, or $.05 per diluted share, in the first six months of 2014. As more fully discussed below, our diluted income per share decreased from 2014 to 2015 primarily due to the net effects of:

•	the recognition of an aggregate $150.3 million non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations in 2015;
•	lower operating income from our Chemicals Segment in 2015 compared to 2014, in part due to a charge associated with the implementation of certain workforce reductions in 2015;
•	lower operating losses at our Waste Management segment in 2015;
•	higher insurance recoveries in 2015; and
•	lower general expenses primarily due to lower environmental remediation and related expenses of NL.

Our net loss attributable to Valhi stockholders in 2015 includes:

•	the recognition of the non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations aggregating of $.26 per diluted share;
•	a charge of $.03 per diluted share related to our Chemicals Segment’s accrued workforce reduction costs;
•	income of $.01 per diluted share related to income from insurance recoveries; and
•	income of $.01 per diluted share related to a net reduction in our reserve for uncertain tax positions.

Our net income attributable to Valhi stockholders in 2014 includes an aggregate non-cash income tax benefit of $.01 per diluted share related to a net reduction in our reserve for uncertain tax positions.

Current Forecast for 2015 –

We currently expect to report a loss attributable to Valhi stockholders for 2015 as compared to income attributable to Valhi stockholders in 2014 primarily due to the net effects of:

•

the recognition of an aggregate $150.3 million non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations in the second quarter of 2015; and

•	lower operating income from our Chemicals Segment in 2015 in part due to a charge associated with the implementation of certain workforce reductions in the second quarter of 2015.

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

	Three months ended June 30,			Six months ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(Dollars in millions)
Net sales	$443.5	$360.2	(19)%	$863.6	$725.3	(16)%
Cost of sales	350.3	314.2	(10)	690.5	602.4	(13)
Gross margin	$93.2	$46.0	(51)%	$173.1	$122.9	(29)%
Operating income (loss)	$46.3	$(7.9)	(117)%	$73.9	$26.1	(65)%
Percent of net sales:
Cost of sales	79%	87%		80%	83%
Gross margin	21	13		20	17
Operating income (loss)	10	(2)		9	4
Ti02 operating statistics:
Sales volumes*	133	139	5%	255	270	6%
Production volumes*	134	140	4	254	265	4
Percent change in net sales:
Ti02 product pricing			(13)%			(12)%
Ti02 sales volumes			5			6
Ti02 product mix			(1)			(1)
Changes in currency exchange rates			(10)			(9)
Total			(19)%			(16)%

*	Thousands of metric tons

Current Industry Conditions – Due to competitive pressures, our Chemicals Segment’s average selling prices decreased throughout 2014 and the first six months of 2015.  Our Chemicals Segment’s average selling prices at the end of the second quarter of 2015 were 3% lower than at the end of the first quarter of 2015, and 10% lower than at the end of 2014, with lower prices in all major markets.  Our Chemicals Segment’s average selling prices in 2015 were also impacted by a higher percentage of sales to lower-priced export markets in 2015 compared to 2014.  Our Chemicals Segment experienced higher sales volumes in European and export markets in the second quarter and first half of 2015 as compared to the second quarter and first half of 2014, partially offset by slightly lower volumes in North American markets in 2015 as compared to the same periods of 2014.

Our Chemicals Segment operated its production facilities at overall average capacity utilization rates of 97% in the first six months of 2015 (approximately 93% of practical capacity in the first quarter and at practical capacity in the second quarter) compared to approximately 93% in the first six months of 2014 (90% and 97% in the first and second quarters of 2014, respectively).  Our Chemicals Segment’s production capacity utilization rates in the first quarter of 2014 were impacted by a union labor lockout at its Canadian production facility that ended in December 2013, as restart of production at the facility did not begin until February 2014.  Our Chemicals Segment’s production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Our Chemicals Segment continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and into the first half of 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2014 and into the first half of 2015.  Consequently, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first half of 2015 was slightly lower than our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first half of 2014 (excluding the effect of changes in currency exchange rates).

In the second quarter of 2015, our Chemicals Segment initiated a restructuring plan designed to improve its long-term cost structure.  A portion of such expected cost savings are planned to occur through workforce reductions.  During the second quarter of 2015, our Chemicals Segment implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately 110 individuals.  Our Chemicals Segment recognized an aggregate $21.1 million charge in the second quarter of 2015 for such workforce reductions it had implemented through that date.  See Note 17 to our Condensed Consolidated Financial Statements.

Net sales – Our Chemicals Segment’s net sales in the second quarter of 2015 decreased 19% compared to the second quarter of 2014 primarily due to the net effect of a 13% decrease in average TiO2 selling prices (which decreased net sales by approximately $58 million) and a 5% increase in sales volumes (which increased net sales by approximately $22 million).  Our Chemicals Segment’s net sales for the first six months of 2015 decreased 16% compared to same period of 2014 primarily due to the net effect of a 12% decrease in average TiO2 selling prices (which decreased net sales by approximately $104 million) and a 6% increase in sales volumes (which increased net sales by approximately $52 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 5% in the second quarter of 2015 and 6% in the first six months of 2015 as compared to the same periods of 2014 due to higher sales in certain export and European markets, partially offset by slightly lower sales in North American markets.  We estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $44 million as compared to the second quarter of 2014 and by approximately $77 million as compared to the first six months of 2014.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 10% in the second quarter of 2015 compared to 2014 due to the net impact of lower raw materials and other production costs of approximately $8 million (primarily caused by lower third-party feedstock ore costs), a 5% increase in sales volumes, a 4% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.7 million of severance costs related to the workforce reduction plan discussed above.  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 87% in the second quarter of 2015 compared to 79% in the same period of 2014, as the unfavorable impact of lower average selling prices and the workforce reduction charge more than offset the favorable effects of lower raw material costs and efficiencies related to higher production volumes, as discussed above.

Our Chemicals Segment’s cost of sales decreased 13% in the first six months of 2015 compared to the same period in 2014 primarily due to the net impact of lower raw materials and other production costs of approximately $29 million (primarily caused by lower third-party feedstock ore costs), a 4% increase in TiO2 production volumes, a 6% increase in sales volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.7 million of severance costs related to the restructuring plan discussed above.  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 83% in the first six months of 2015 compared to 80% in the same period of 2014, as the unfavorable impact of lower average selling prices and the workforce reduction charge more than offset the favorable effects of lower raw material costs and efficiencies related to higher production volumes, as discussed above.

Gross Margin and Operating Income (Loss)  – Our Chemicals Segment had an operating loss of $7.9 million in the second quarter of 2015 compared to operating income of $46.3 million in the second quarter of 2014 and operating income as a percentage of net sales was (2)% in the second quarter of 2015 compared to 10% in the same period of 2014.  This decrease was driven by the decline in gross margin percentage, which decreased to 13% for the second quarter of 2015 compared to 21% for the second quarter of 2014, as well as the negative impact of the workforce reduction charge classified as part of other operating expense ($10.4 million).  As discussed and quantified above, our Chemicals Segment’s gross margin percentage decreased primarily due to the net effect of lower selling prices, workforce reduction costs classified as part of cost of sales ($10.7 million), lower manufacturing costs (primarily raw materials), higher production volumes and higher sales volumes.  We estimate that changes in currency exchange rates increased operating income by approximately $11 million in the second quarter of 2015 as compared to the same period in 2014, as discussed below.

Our Chemicals Segment’s operating income decreased by $47.8 million, from $73.9 million in the first six months of 2014 to $26.1 million in the first six months of 2015.  Operating income as a percentage of net sales decreased to 4% in the first six months of 2015 from 9% in the same period of 2014.  This decrease was driven by the decline in gross margin, which decreased to 17% for the first six months of 2015 compared to 20% for the first six months of 2014, as well as the negative impact of the workforce reduction charge classified as part of other operating expense ($10.4 million).  As discussed and quantified above, our Chemicals Segment’s gross margin decreased primarily due to the net effect of lower selling prices, workforce reduction costs classified as part of cost of sales ($10.7 million), lower manufacturing costs (primarily raw materials), higher production volumes, and higher sales volumes.  We estimate that changes in currency exchange rates increased operating income by approximately $25 million in the first six months of 2015 as compared to the same period in 2014.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.3 million in the first six months of 2014 and $1.1 million in the first six months of 2015 which reduced our reported Chemicals Segment operating income (loss) as compared to amounts reported by Kronos.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and operating income (loss) for the periods indicated.

Impact of changes in currency exchange rates three months ended June 30, 2015 vs. June 30, 2014

	Transaction gains /(losses) recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2015 vs. 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(44)	$(44)
Operating income (loss)	3	—	(3)	14	11

The $44 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million net increase in operating income (loss) comprised the following:

•

a reduction in the amount of net currency transaction gains (losses) recognized during the two periods of approximately $3 million.  Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During the second quarter of 2014, a relative strengthening of the U.S. dollar relative to the euro and the Norwegian krone gave rise to a net $3 million currency transaction gain, whereas we recognized a nominal currency transaction loss during the second quarter of 2015.

•

approximately $14 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar, the Norwegian krone and the euro, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014 (and such translation, as it related to our euro-denominated operating costs, more than offset the negative impact on our operating income (loss) from the reduction in net sales caused by the strengthening of the U.S. dollar as it related to our euro denominated sales).

Impact of changes in currency exchange rates six months ended June 30, 2015 vs. June 30, 2014

	Transaction gains recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2015 vs. 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(77)	$(77)
Operating income (loss)	—	1	1	24	25

The $77 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $25 million increase in operating income (loss) comprised the following:

•

approximately $1 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a greater amount of local currency in the 2015 period as compared to the 2014 period, and

•

approximately $24 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar, the Norwegian krone and the euro, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014 (and such translation, as it related to our euro-denominated operating costs, more than offset the negative impact on our operating income (loss) from the reduction in net sales caused by the strengthening of the U.S. dollar as it related to our euro denominated sales).

Outlook – During the first half of 2015 we operated our Chemicals Segment’s production facilities at 97% of practical capacity (approximately 93% of practical capacity in the first quarter, and at practical capacity in the second quarter).  We expect to continue to operate at practical production capacity in the second half of 2015.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2015 as compared to 2014.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 into 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold in the first half of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in 2014 (excluding the effect of changes in currency exchange rates).  While we expect our cost of sales per metric ton of TiO2 sold for the remainder of 2015 will be comparable to such per-metric ton cost in the first half of 2015, such per-metric ton cost for the remainder of 2015 is expected to continue to be slightly lower as compared to the same periods in 2014 (excluding the effect of changes in currency exchange rates).

We started 2015 with selling prices 9% lower than the beginning of 2014, and prices declined by an additional 10% in the first half of 2015.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2015, we continue to see evidence of improvement in demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

In the second quarter of 2015, we initiated a restructuring plan designed to improve our Chemicals Segment’s long-term cost structure.  A portion of such expected cost savings is planned to occur through workforce reductions.  During the second quarter of 2015, we implemented certain voluntary and involuntary workforce reductions at certain of our Chemicals Segment’s facilities impacting approximately 110 individuals.  We recognized an aggregate $21.1 million charge in the second quarter of 2015 for such workforce reductions we had implemented through that date, $10.7 million of which is classified as part of cost of sales and $10.4 million of which is classified in selling, general and administrative expense.  For the workforce reductions implemented through June 30, 2015, an aggregate $.1 million will be accrued in the future (mostly in the second half of 2015) associated with affected individuals who are providing service to us past June 30, 2015.  In addition, we expect to implement additional workforce reductions affecting 50 to 60 individuals at certain of our Chemicals Segment’s other facilities during the second half of 2015 and first half of 2016.  The cost associated with such additional workforce reductions is not presently estimable because, among other things, the affected individuals have not yet been specifically identified and the terms of their separation have not yet been determined.  The workforce reductions we have implemented through June 30, 2015, as well as the additional workforce reductions we expect to implement over the next few quarters, are not expected to negatively impact our ability to operate our production facilities at their practical capacity rates.

In addition to the workforce reductions implemented through June 30, 2015 (and the additional workforce reductions expected to be implemented over the next few quarters), we also have a plan to implement other cost reduction initiatives throughout the organization over the next few quarters, including implementation of continued process productivity improvements.  The workforce reductions we have implemented through June 30, 2015, combined with certain open positions that are not expected to be filled and cost savings expected to be realized from our other cost reduction initiatives we are undertaking, are expected to result in a payback of the aggregate workforce reduction charge accrued at June 30, 2015 within approximately one year, the benefit of which will begin to be recognized in the third quarter of 2015.

Overall, we expect that operating income in 2015 will be significantly lower as compared to 2014, primarily as the favorable effect of higher sales and production volumes and moderating raw material costs will be more than offset by the negative effects of lower anticipated average selling prices.  In addition, benefits expected to be realized in the second half of 2015 from the workforce reductions implemented through June 30, 2015 would be more than offset by the workforce reduction charge recognized in the second quarter of 2015, as we would not realize a full year of the expected cost savings from such workforce reduction until 2016.

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

	Three months ended June 30,			Six months ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(Dollars in millions)
Net sales	$26.8	$28.9	8%	$52.6	$56.8	8%
Cost of sales	18.3	19.8	8	36.3	39.1	8
Gross margin	$8.5	$9.1	6%	$16.3	$17.7	8%
Operating income	$3.9	$4.3	10%	$7.2	$8.0	11%
Percent of net sales:
Cost of sales	68%	68%		69%	69%
Gross margin	32	32		31	31
Operating income	15	15		14	14

Net Sales – Our Component Products Segment’s net sales increased $2.1 million in the second quarter of 2015 and $4.2 million in the first six months of 2015 compared to the same periods of 2014, led by strong demand within the security products reporting unit for existing government customers (which accounted for $2.0 million and $3.2 million of increased sales in the second quarter and first six months of 2015, respectively).  Sales of security products to the office equipment and institutional furniture markets also increased approximately $.5 million for the first six months contributing to the overall increase in sales for the first six months of 2015. Marine components sales also contributed to the increase for the six-month period primarily as a result of improved demand for products sold to the waterski/wakeboard boat markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of sales percentages were flat in the second quarter of 2015 and first six months of 2015 as compared to the same periods in 2014. As a result, gross margin and related margin percentage were also flat over the same periods.  Gross margin increased by 6%, and 8% in the second quarter and first six months of 2015, respectively, as compared to 2014 and operating income increased by 10%  and 11% in the in the second quarter and first six months of 2015, respectively as compared to 2014.  First quarter improvement in manufacturing efficiencies and increased leverage of fixed manufacturing costs over increased production volumes attributable to the marine components reporting unit was offset by lower second quarter variable margins within the security products reporting unit.  The increase in gross margin and operating income is attributable to the increase in sales.  Operating costs and expenses increased in the first six months of 2015 as compared to the same period in 2014 primarily due to increased administrative personnel costs of approximately $.3 million in the first six months of 2015 to support the volume growth in security products.

Outlook  – Our Component Products Segment’s sales have been very strong for the first half of 2015, with the growth over 2014 primarily attributable to requirements for certain government security applications. While demand has improved over prior year in certain other markets, including office equipment and marine components, we have not experienced broad-based demand increases in other markets or from our small business customers. We continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets. We anticipate continued strong demand for our products throughout 2015, though security products reporting unit demand for government security applications may decrease in the second half of the year.

As in prior periods, we continue to monitor general economic conditions and sales order rates and we will respond to fluctuations in customer demand through continuous evaluation in staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Waste Management –

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(In millions)
Net sales	$11.9	$10.0	$18.9	$25.0
Cost of sales	11.9	12.4	22.6	24.5
Gross margin	$—	$(2.4)	$(3.7)	$.5
Operating loss	$(5.0)	$(8.1)	$(13.5)	$(11.0)

General— Historically we have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing and permitting requirements for the disposal of byproduct waste material and a broad range of LLRW and mixed LLRW. In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the first quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, the TCEQ issued a near-surface LLRW disposal license to us. This license was signed in September 2009. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012 and received its first waste for disposal in mid-2013.   Beginning in the second half of 2014 our operating results improved as disposal volumes have generally increased.

Net Sales and Operating Loss—The Waste Management Segment’s net sales decreased $1.9 million in the second quarter of 2015 compared to the same period of 2014. Disposal volumes for the second quarter of 2015 were negatively impacted by availability of certain classifications of hazardous waste shipping containers to us during the latter part of the second quarter.  In July 2015 we entered into an exclusive leasing arrangement to secure dedicated access to two such containers and we continue to seek alternative suppliers to increase availability.  Lower disposal volumes in the second quarter of 2015 led to lower coverage of fixed costs as compared to the same period of 2014. As a result, our Waste Management Segment’s operating loss increased $3.1 million in the second quarter of 2015 as compared to the same period of 2014.

The Waste Management Segment’s net sales increased $6.1 million in the first six months of 2015 compared to the same period of 2014 primarily due to increased disposal volumes in the first quarter of 2015 which were favorably impacted by the industry-wide availability of disposal shipping containers. Higher disposal volumes in the first six months of 2015 allowed for greater coverage of fixed costs as compared to the same period of 2014. As a result, our Waste Management Segment had an operating loss in the first quarter of 2015 that was $2.5 million lower than the same period of 2014.

Outlook—Having obtained the final regulatory license needed to commence full scale operations, and with both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we now provide “one-stop shopping” for treatment, storage and disposal of hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. We were awarded a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller dollar-value waste streams. We have regularly received waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving larger Federal LLRW streams for disposal.

With the receipt of our recent license amendments and our dedicated shipping containers now in service, including containers we leased in July 2015, we believe we are positioned to take full advantage of our disposal facilities going forward. We recognized an operating loss in the second quarter and first six months of 2015 primarily due to delayed disposal shipments including shipments from generator sites which were adversely impacted by the severe winter weather which limited the ability of some generators to ship waste during the first quarter and the availability of certain classifications of hazardous waste shipping containers in latter part of the second quarter of 2015.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Real Estate Management and Development  –

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(In millions)
Net sales	$9.5	$9.7	$19.0	$17.8
Cost of sales	7.0	6.1	14.7	13.3
Gross margin	$2.5	$3.6	$4.3	$4.5
Operating income	$1.5	$1.6	$1.9	$1.4

     General — LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada; including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use.. Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004).  Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling over 1,200 acres of retail, light industrial, commercial and residential projects in the Henderson, Nevada area.  LandWell has been primarily focusing on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on such project began in 2007, and LandWell began intensive development efforts of the residential/planned community in 2013 (with BMI acting as the general contractor for all such development efforts).

In December 2013 and through July 2015, LandWell has closed or entered into escrow on approximately 400 acres of the residential/planned community and certain other acreage at contracted prices that support the estimated fair value assigned to the land held for development that was acquired with consideration of development costs expected to be incurred after the acquisition date. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 976.  In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the December 2013 acquisition date, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income — A substantial portion of the net sales from our Real Estate Management and Development segment in 2014 and 2015 consisted of revenues from land sales. We recognized $7.5 million and $13.4 million in revenues on land sales during the second quarter and first six months of 2015, respectively, compared to $7.2 million and $14.9 million in the same periods of 2014, respectively. The contracts on these sales include approximately 250 acres of the residential planned community and certain other acreage which closed in December 2013 and through the second quarter of 2015. Cost of sales related to land sales revenues was $4.7 million and $10.6 million in the second quarter and first six months of 2015, respectively, compared to and $5.4 million and $12.1 million in the same periods of 2014, respectively. The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts; sales and cost of sales related to water delivery are expected to be relatively consistent from period to period.

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

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2015 Compared to 2014

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2015 and 2014 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million and $12.7 million in each of the second quarter and first six months of 2014 and 2015, respectively.

Insurance Recoveries – Insurance recoveries relate to agreements NL has with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts NL received from these insurance carriers.  Substantially all of the $3.4 million insurance recoveries we recognized in the first six months of 2015 relate to a first quarter 2015 settlement NL reached with one of its insurance carriers in which they agreed to reimburse NL for a portion of our past litigation defense costs.

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

Corporate Expenses and Other Items, Net – Corporate expenses were 20% lower at $11.2 million in the second quarter of 2015 compared to $13.9 million in the same period in 2014 and were 13% lower at $19.4 million in the first six months of 2015 compared to $22.2 million in the same period of 2014, primarily due to lower environmental and related costs at NL in 2015.  Included in corporate expense are:

•

litigation and related costs at NL of $1.0 million in the second quarter of 2015 compared to $1.3 million in second quarter of 2014 and $2.8 million in the first six months of 2015 compared to $3.4 million in the first six months of 2014; and

•

environmental remediation and related expenses of $2.5 million in the second quarter of 2015 compared to $5.8 million in second quarter of 2014 and $2.6 million in the first six months of 2015 compared to $6.1 million in the first six months of 2014.

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

Interest Expense – Interest expense decreased slightly to $14.5 million in the second quarter of 2015 from $14.6 million in the second quarter of 2014 primarily due to lower average interest rate on outstanding indebtedness due to the second quarter 2015 modification of Kronos’ term loan agreement which reduced the interest rate on the outstanding principal amount by 75 basis points offset by higher debt balances at Valhi. Interest expense increased to $29.1 million in the first six months of 2015 from $28.3 million in the first six months of 2014 primarily due to higher average debt balances outstanding during 2015 compared to 2014.  We currently expect our interest expense for all of 2015 will be flat as compared to 2014, as higher overall average debt levels will offset the lower expected average interest rates on outstanding indebtedness resulting from such second quarter 2015 modification noted above.

Income Tax Expense – As previously disclosed, Kronos has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014), both of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets recognized with respect to these two jurisdictions, primarily related to these NOL carryforwards.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expect to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  Given the trend of our operating results over the last few quarters, we do not presently have sufficient positive evidence to overcome the significant negative evidence of having twelve consecutive quarters of cumulative losses in both our German and Belgian jurisdictions at June 30, 2015.  Accordingly, at June 30, 2015, we have concluded that we are now required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets. Such valuation allowance aggregates $150.3 million at June 30, 2015.   We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of twelve consecutive quarters with cumulative profits, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse the valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate may be impacted by the existence of such valuation allowance, because such income will effectively be recognized without any associated net income tax expense, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.

As disclosed in the 2014 Annual Report, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through March 31, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  Accordingly, our provision for income taxes in the second quarter of 2015 includes a non-cash income tax benefit of $29.3 million for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss.   We currently expect to continue to recognize non-cash deferred income tax expense or benefit, as applicable, with respect to our direct investment in Kronos common stock in future periods, so long as the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continues to be below such cap.

We recognized an income tax expense of $110.6 million and $114.9 million in the second quarter and first six months of 2015, respectively, compared to income tax expense of $1.5 million and $5.3 million in the same periods of 2014, respectively.  As discussed above, our income tax expense in the second quarter of 2015 includes a non-cash deferred income tax expense of $150.3 million related to the recognition of a deferred income tax asset valuation allowance for our German and Belgian operations, and our income tax expense in the second quarter of 2015 includes a non-cash deferred income tax benefit of $29.3 million associated with the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock.  For interim financial reporting purposes, we apply an effective tax rate methodology in determining our provision for income taxes.  Generally, we expect the effective tax rate associated with our non-US earnings to be lower than our U.S. statutory rate of 35%.  Excluding the impact of the net reduction in our reserve for uncertain tax positions in the first six months of 2014, our effective tax rate in such period was lower than the U.S. federal statutory tax rate of 35% primarily due to our non-U.S. earnings.  Our effective income tax rate in the first six months of 2015, excluding the impact of the deferred income tax asset valuation allowance and the deferred income tax benefit associated with our direct investment in Kronos we recognized, was lower than the U.S. federal statutory tax rate of 35%.  Our effective tax rate was lower primarily because we are required under ASC 740-270 to compute the interim tax provision by calculating an estimated annual effective tax rate.  Because the estimate is based on full year income, the tax rate differences may not have a meaningful relationship to quarterly pre-tax income and may produce unusual and unexpected relationships to other tax rate reconciling items.  Consequently, we would generally expect our effective tax rate to be lower than the U.S. federal statutory rate of 35% primarily because our applicable tax rate in our non-U.S. jurisdictions is lower than 35%.  However, as a result of our estimated annual effective tax rate at June 30, 2015, our non-U.S. rate reconciling items increased our effective tax rate but this increase was more than offset by tax benefits related to nondeductible expenses and our reserve for uncertain tax positions.   See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2015 income tax items and a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net loss was $35.5 million and $30.1 million in the second quarter and first six months of 2015, respectively, compared to noncontrolling interest in net income of $8.2 million and $12.0 million in the same periods of 2014, respectively. The decrease is primarily due to the second quarter net loss recognized by Kronos, in large part due to the deferred income tax asset valuation allowance recognized  in the second quarter of 2015 as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash used in operating activities was $5.2 million in the first six months of 2015 compared to cash provided by operating activities of $3.3 million in the first six months of 2014.  This $8.5 million increase in the amount of cash used was primarily due to the net effects of the following:

•

a $55.9 million decrease in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2015 (including the impact of the aggregate accrued workforce reduction charge recognized by our Chemicals Segment in the second quarter of 2015, substantially all of which will be paid subsequent to June 30, 2015);

•	operating income in the first six months of 2015 of $24.5 million, a decrease of $45.0 million compared to an operating income of $69.5 million in the first six months of 2014;
•	lower cash paid for taxes in 2015 of $13.4 million, primarily due to the timing of tax payments and lower profitability in 2015; and
•	lower net distributions from our TiO2 manufacturing joint venture in 2015 of $9.1 million, primarily due to the timing of the joint venture’s working capital needs.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

●

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2014 to June 30, 2015, due to higher accounts receivable resulting from higher sales volumes in 2015 partially offset by the effect of lower sales prices in the second quarter of 2015 as compared to the fourth quarter of 2014.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2014 to June 30, 2015 principally due to lower inventory volumes and lower inventory raw material costs.
•

CompX’s average DSO increased from December 31, 2014 to June 30, 2015.  Generally, we expect CompX’s average DSO to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter.  Overall, CompX’s June 30, 2015 DSO compared to December 31, 2014 is in line with our expectations.

•

CompX’s average DSI decreased from December 31, 2014 to June 30, 2015 primarily as a result of intentional 2014 fourth quarter inventory builds in each of its business units to prepare for first quarter 2015 sales.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015
Kronos:
Days sales outstanding	62 days	68 days	61 days	69 days
Days sales in inventory	75 days	60 days	76 days	66 days
CompX:
Days sales outstanding	35 days	42 days	32 days	41 days
Days sales in inventory	76 days	79 days	90 days	74 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Six months ended June 30,
	2014	2015
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$8.2	$9.0
Kronos	19.6	8.2
NL exclusive of its subsidiaries	5.3	12.7
CompX	1.7	.6
BMI	5.7	(4.4)
LandWell	8.0	(.5)
WCS	(3.2)	(.6)
Tremont	4.8	.2
Other	(.3)	—
Eliminations	(46.5)	(30.4)
Total	$3.3	$(5.2)

Investing Activities –

We spent $23.0 million in capital expenditures during the first six months of 2015 including:

•	$19.4 million in our Chemicals Segment;
•	$1.9 million in our Component Products Segment;
•	$1.2 million in our Waste Management Segment; and
•	$.4 million in our Real Estate Management and Development Segment.

Our Waste Management Segment also had $.4 million in expenditures for capitalized permit costs in the first six months of 2015. During the first six months of 2015 we had net disposals of $1.3 million of marketable securities.

Financing Activities—

During the six months ended June 30, 2015, we:

•	borrowed a net $13.5 million on Valhi’s credit facility with Contran;
•	repaid $.1 million under Tremont’s promissory note payable; and
•	paid quarterly dividends to Valhi stockholders aggregating $.04 per share ($13.6 million).

In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries, our Board of Directors reduced our regular quarterly dividend to $.02 per share beginning in the second quarter of 2014.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first six months of 2015 are primarily comprised of CompX dividends paid to shareholders other than NL, Kronos dividends paid to shareholders other than us and NL, LandWell dividends paid to shareholders other than us and BMI and BMI dividends paid to shareholders other than us.

Outstanding Debt Obligations

At June 30, 2015, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	Valhi’s $237.2 million outstanding on its $275 million credit facility with Contran which is due no earlier than December 31, 2016;
•	$345.6 million aggregate borrowing under Kronos’ term loan ($344.3 million carrying amount, net of unamortized original issue discount) due through February 2020;
•	WCS’ financing capital lease with Andrews County, Texas ($66.4 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	Tremont’s promissory note payable ($17.3 million outstanding) due in December 2023;
•	$9.9 million on BMI’s bank note payable, due through January 2025;
•	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $15.6 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at June 30, 2015) are discussed in Note 9 to our Consolidated Financial Statements included in our 2014 Annual Report.  We are in compliance with all of our debt covenants at June 30, 2015.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending June 30, 2016) and our long-term obligations (defined as the five-year period ending June 30, 2020, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2015, we had credit available under existing facilities of approximately $186.5 million, which was comprised of:

•	$87.2 million under Kronos’ North American revolving credit facility;
•	$61.5(1) million under Kronos’ European credit facility; and
•	$37.8(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending June 30, 2015, Kronos has €54.9 million ($61.5 million) available under its European credit facility at June 30, 2015
(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At June 30, 2015, we had an aggregate of $242.6 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $62.6 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$117.5	$62.6
CompX	43.0	—
NL exclusive of its subsidiaries	45.1	—
WCS	17.2	—
LandWell	7.1	—
BMI	3.2	—
Tremont exclusive of its subsidiaries	9.2	—
Valhi exclusive of its subsidiaries	.3	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$242.6	$62.6

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2015 will be approximately $65 million as follows:

•	$54 million by our Chemicals Segment;;
•	$5 million by our Waste Management Segment;
•	$4 million by our Component Products Segment; and
•	$2 million by our Real Estate Management and Development Segment.

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

At June 30, 2015 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At June 30, 2015 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2015 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2015, based on the 58.0 million shares we held of Kronos common stock at June 30, 2015, we would receive aggregate annual regular dividends from Kronos of $34.8 million.  In May 2014, NL’s Board of Directors suspended NL’s cash dividend. We did not receive any dividends from NL during 2014 and we do not know if we will receive any cash dividends from NL during 2015.  We did not receive any distributions from WCS during 2014, and we do not expect to receive any distributions from WCS during 2015. We expect that our newest consolidated subsidiaries, BMI and LandWell, which we acquired a controlling interest in during December 2013, will pay cash dividends, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $7.0 million in the first quarter of 2014, and we received aggregate dividends from BMI and LandWell of $.5 million in February 2015.  We do not know if we will receive additional distributions from BMI and LandWell during the remainder of 2015.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. It is probable WCS will borrow additional amounts from our subsidiary during the remainder of 2015 under the terms of the revolving credit facility. At June 30, 2015 WCS had $4.0 million outstanding pursuant to the facility and could borrow an additional $16.0 million under this facility, which matures in March 2016.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no loans to NL during the first six months of 2015 under this facility, which as amended is due on demand, but in any event no earlier than June 30, 2016 and no later than December 31, 2016. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no borrowings from Kronos during the first six months of 2015 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2016. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

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

In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first six months of 2015 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2014 Annual Report.

Related Party Transactions

As previously discussed in our periodic filings with the SEC, from time to time we engage in related party transactions with affiliated companies.  In June 2015, our board of directors adopted a Policy Regarding Related Party Transactions.  Pursuant to such Policy, all related party transactions to which we are or are proposed to be a party shall be approved or ratified by our independent directors in accordance with the terms of such Policy, and such approval or ratification shall be done by our audit committee (unless another committee of our board of directors composed solely of independent directors, or all of the independent directors of our board, shall have approved or ratified the related party transaction).  For certain ongoing related party transactions to which we are a party (referred to as ordinary course of business related party transactions), such approval or ratification shall occur no less frequently than once a year.

Following adoption of such Policy, our audit committee in June 2015 reviewed, adopted and ratified the following ordinary course of business related party transactions to which we are a party in accordance with the terms of such Policy:

•

Risk Management Program – a program pursuant to which Contran and certain of its subsidiaries and related entities, including us, as a group purchase third-party insurance policies and risk management services, with the costs thereof apportioned among the participating companies;

•	Cash Management Loans – our unsecured revolving credit facility with Contran, which provides for borrowings by us from Contran of up to $275 million;
•

Data Recovery Program – a program pursuant to which Contran and certain of its subsidiaries and related entities, including us, as a group share third-party information technology data recovery services, with the costs thereof apportioned among the participating companies;

•

Tax Sharing Agreement – the cash payments for income taxes periodically paid by us to Contran or received by us from Contran, as applicable, and related items pursuant to the terms of our tax sharing agreement with Contran (such tax sharing agreement being appropriate, given that we and our qualifying subsidiaries are members of the consolidated U.S. federal income tax return, and certain state and local jurisdiction income tax returns, of which Contran is the parent company); and

•

Guarantees and Related Items – agreements or arrangements pursuant to which certain of our affiliates may provide guarantees or pledge collateral with respect to our indebtedness or other obligations, or we may provide guarantees or pledge collateral with respect to indebtedness or other obligations of our affiliates.

Each of these ordinary course of business related party transactions is more fully described in the “Certain Relationships and Transactions” section of our 2015 proxy statement and Note 16 to our consolidated financial statements included in our 2014 Annual Report.  Our audit committee was not required to approve and ratify the fee we pay to Contran in 2015 under our intercorporate services agreement with Contran (such intercorporate services agreement is also described in such proxy statement and Annual Report) because such intercorporate services fee had been previously approved by all of the independent directors of our board.

A copy of such Policy is available on our website at www.valhi.net.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chairman of the Board, President and Chief Executive Officer, and Bobby D. O’Brien, our Director, Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below and in Note 15 to our Condensed Consolidated Financial Statements, please refer to Note 17 to our Consolidated Financial Statements included in our 2014 Annual Report and Note 15 to our Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

ASARCO LLC vs. NL Industries, Inc., et al.   (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864).  In May 2015, the trial court on its own motion entered an indefinite stay of the litigation.  In June 2015, Asarco filed an appeal of the stay in the 8th Circuit Court of Appeals.  NL has moved to dismiss that appeal as improperly filed.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2014 Annual report. There have been no material changes to such risk factors during the first six months of 2015.

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

VALHI, INC.
(Registrant)
Date	August 7, 2015	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Executive Vice President and Chief Financial Officer)

Date	August 7, 2015	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President and Controller, Principal Accounting Officer)