Form 10-Q
period 2015-09-30
VALHI INC /DE/
filed 2015-11-06
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

Number of shares of the Registrant’s common stock outstanding on November 2, 2015: 339,142,949

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2014	September 30, 2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255.8	$232.4
Restricted cash equivalents	10.6	7.6
Marketable securities	2.7	1.7
Accounts and other receivables, net	303.9	270.0
Inventories, net	443.0	403.7
Land held for development	15.0	7.8
Other current assets	17.6	20.9
Deferred income taxes	13.4	16.2
Total current assets	1,062.0	960.3
Other assets:
Marketable securities	255.6	256.0
Investment in affiliates	89.0	81.4
Goodwill	379.7	379.7
Deferred income taxes	164.4	1.3
Other noncurrent assets	282.9	266.8
Total other assets	1,171.6	985.2
Property and equipment:
Land	49.1	46.2
Buildings	263.1	243.1
Treatment, storage and disposal facility	159.9	159.9
Equipment	1,139.9	1,069.0
Mining properties	52.0	35.1
Construction in progress	26.2	35.2
	1,690.2	1,588.5
Less accumulated depreciation	956.6	917.4
Net property and equipment	733.6	671.1
Total assets	$2,967.2	$2,616.6

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2014	September 30, 2015
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$9.3	$9.0
Accounts payable and accrued liabilities	310.2	283.3
Income taxes	7.8	5.5
Deferred income taxes	3.9	.4
Total current liabilities	331.2	298.2
Noncurrent liabilities:
Long-term debt	924.8	943.8
Deferred income taxes	412.8	344.4
Accrued pension costs	249.4	223.1
Accrued environmental remediation and related costs	108.3	110.2
Accrued postretirement benefits costs	14.1	12.8
Other liabilities	112.7	104.0
Total noncurrent liabilities	1,822.1	1,738.3
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained earnings (deficit)	4.9	(119.0)
Accumulated other comprehensive loss	(148.6)	(193.3)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	477.6	309.0

Noncontrolling interest in subsidiaries	336.3	271.1
Total equity	813.9	580.1
Total liabilities and equity	$2,967.2	$2,616.6

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(unaudited)
Revenues and other income:
Net sales	$476.5	$383.2	$1,430.6	$1,208.1
Other income, net	18.7	5.9	34.0	25.4
Total revenues and other income	495.2	389.1	1,464.6	1,233.5
Costs and expenses:
Cost of sales	360.7	333.4	1,124.8	1,012.7
Selling, general and administrative	67.4	64.1	210.8	207.3
Interest	13.8	14.4	42.1	43.5
Total costs and expenses	441.9	411.9	1,377.7	1,263.5
Income (loss) before income taxes	53.3	(22.8)	86.9	(30.0)
Income tax expense (benefit)	15.8	(9.5)	21.1	105.4
Net income (loss)	37.5	(13.3)	65.8	(135.4)
Noncontrolling interest in net income (loss) of subsidiaries	8.8	(1.6)	20.8	(31.7)
Net income (loss) attributable to Valhi stockholders	$28.7	$(11.7)	$45.0	$(103.7)
Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$.08	$(.03)	$.13	$(.30)
Cash dividends per share	$.02	$.02	$.09	$.06
Basic and diluted weighted average shares outstanding	342.0	342.0	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(unaudited)
Net income (loss)	$37.5	$(13.3)	$65.8	$(135.4)
Other comprehensive income (loss), net of tax:
Currency translation	(48.0)	(13.5)	(55.2)	(66.4)
Interest rate swap	−	(3.1)	−	(3.1)
Marketable securities	(.1)	(5.4)	(21.5)	(6.8)
Defined benefit pension plans	2.1	2.9	6.2	9.4
Other postretirement benefit plans	(.4)	(.3)	(1.1)	(.9)
Total other comprehensive loss, net	(46.4)	(19.4)	(71.6)	(67.8)
Comprehensive loss	(8.9)	(32.7)	(5.8)	(203.2)
Comprehensive loss attributable to noncontrolling interest	(1.6)	(11.0)	(11.0)	(54.8)
Comprehensive income (loss) attributable to Valhi stockholders	$(7.3)	$(21.7)	$5.2	$(148.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$65.8	$(135.4)
Depreciation and amortization	58.8	53.2
Benefit plan expense greater (less) than cash funding	(2.8)	2.5
Deferred income taxes	6.5	90.2
Distributions from Ti02 manufacturing joint venture, net	13.2	7.6
Other, net	2.9	9.4
Change in assets and liabilities:
Accounts and other receivables, net	(83.4)	(2.9)
Inventories, net	(9.6)	2.5
Land held for development, net	(4.6)	6.3
Accounts payable and accrued liabilities	(21.2)	.4
Accounts with affiliates	3.4	17.1
Income taxes	(4.1)	(.2)
Other, net	(9.3)	(17.6)
Net cash provided by operating activities	15.6	33.1
Cash flows from investing activities:
Capital expenditures	(49.7)	(36.4)
Capitalized permit costs	(.1)	(.9)
Purchases of marketable securities	(10.3)	(10.6)
Disposal of marketable securities	8.9	10.9
Change in restricted cash equivalents, net	14.8	(1.2)
Other, net	.1	.2
Net cash used in investing activities	(36.3)	(38.0)
Cash flows from financing activities:
Indebtedness:
Borrowings	498.8	58.6
Principal payments	(323.5)	(39.7)
Deferred financing costs paid	(6.1)	—
Valhi cash dividends paid	(30.4)	(20.4)
Distributions to noncontrolling interest in subsidiaries	(15.6)	(10.8)
Other	—	.1
Net cash provided by (used in) financing activities	123.2	(12.2)
Cash and cash equivalents – net change from:
Operating, investing and financing activities	102.5	(17.1)
Effect of exchange rate on cash	(4.6)	(6.3)
Cash and cash equivalents at beginning of period	142.8	255.8
Cash and cash equivalents at end of period	$240.7	$232.4
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$39.1	$41.5
Income taxes, net	32.3	11.7
Noncash investing activities:
Change in accruals for capital expenditures	5.7	3.1
Accrual for capital lease additions	9.0	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2015

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2014	$667.3	$3.6	$—	$4.9	$(148.6)	$(49.6)	$336.3	$813.9
Net loss	—	—	—	(103.7)	—	—	(31.7)	(135.4)
Other comprehensive loss, net	—	—	—	—	(44.7)	—	(23.1)	(67.8)
Dividends	—	—	(.2)	(20.2)	—	—	(10.4)	(30.8)
Other	—	—	.2	—	—	—	—	.2
Balance at September 30, 2015	$667.3	$3.6	$—	$(119.0)	$(193.3)	$(49.6)	$271.1	$580.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at September 30, 2015. Substantially all of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management.  Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran and us.

Basis of Presentation—Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Waste Control Specialists LLC (“WCS”), Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company L.P. (“LandWell”).  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE MKT: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on March 13, 2015 (the “2014 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2015 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at September 30, 2015
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(unaudited)
	(In millions)
Net sales:
Chemicals	$414.8	$336.5	$1,278.4	$1,061.8
Component products	26.5	26.5	79.1	83.3
Waste management	24.5	9.9	43.4	34.9
Real estate management and development	10.7	10.3	29.7	28.1
Total net sales	$476.5	$383.2	$1,430.6	$1,208.1
Cost of sales:
Chemicals	$319.7	$293.7	$1,010.2	$896.1
Component products	18.3	18.4	54.6	57.5
Waste management	12.8	13.3	35.4	37.8
Real estate management and development	9.9	8.0	24.6	21.3
Total cost of sales	$360.7	$333.4	$1,124.8	$1,012.7
Gross margin:
Chemicals	$95.1	$42.8	$268.2	$165.7
Component products	8.2	8.1	24.5	25.8
Waste management	11.7	(3.4)	8.0	(2.9)
Real estate management and development	.8	2.3	5.1	6.8
Total gross margin	$115.8	$49.8	$305.8	$195.4
Operating income (loss):
Chemicals	$49.7	$(1.3)	$123.6	$24.8
Component products	3.4	3.4	10.6	11.4
Waste management	6.9	(8.3)	(6.6)	(19.3)
Real estate management and development	.2	1.2	2.1	2.6
Total operating income (loss)	60.2	(5.0)	129.7	19.5
General corporate items:
Securities earnings	6.9	6.5	20.3	19.9
Insurance recoveries	8.8	.1	10.0	3.5
General expenses, net	(8.8)	(10.0)	(31.0)	(29.4)
Interest expense	(13.8)	(14.4)	(42.1)	(43.5)
Income (loss) before income taxes	$53.3	$(22.8)	$86.9	$(30.0)

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.  Our Chemicals Segment recognized an aggregate $21.5 million charge primarily in the second quarter of 2015 for workforce reductions, see Note 17.

Note 3—Marketable securities:

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2014:
Current assets	$2.7	$2.7	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.6	5.8	(.2)
Total	$255.6	$255.8	$(.2)
September 30, 2015:
Current assets	$1.7	$1.7	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	6.0	6.5	(.5)
Total	$256.0	$256.5	$(.5)

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

Note 4—Accounts and other receivables, net:

	December 31, 2014	September 30, 2015
	(In millions)
Trade accounts receivable:
Kronos	$230.9	$220.0
CompX	8.8	11.7
WCS	7.7	5.0
BMI and LandWell	1.4	.9
VAT and other receivables	24.3	22.6
Refundable income taxes	8.7	6.6
Receivable from affiliates:
LPC – trade items	13.0	—
Contran – trade items	.2	.2
Contran – income taxes	9.2	1.6
Other	1.5	2.6
Allowance for doubtful accounts	(1.8)	(1.2)
Total	$303.9	$270.0

Note 5—Inventories, net:

	December 31, 2014	September 30, 2015
	(In millions)
Raw materials:
Chemicals	$76.0	$86.9
Component products	3.4	3.3
Total raw materials	79.4	90.2
Work in process:
Chemicals	32.9	25.2
Component products	10.3	9.9
Total in-process products	43.2	35.1
Finished products:
Chemicals	253.2	215.0
Component products	3.2	2.3
Total finished products	256.4	217.3
Supplies (primarily chemicals)	64.0	61.1
Total	$443.0	$403.7

Note 6—Investment in affiliate and other assets:

	December 31, 2014	September 30, 2015
	(In millions)
Investment in TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	$89.0	$81.4
Other assets:
Land held for development	$165.1	$161.5
Waste disposal site operating permits, net	53.2	49.3
Restricted cash	13.9	17.7
Deferred financing costs	6.9	6.3
IBNR receivables	6.8	7.0
Capital lease deposit	6.2	6.2
Intangible assets	5.1	5.1
Other	25.7	13.7
Total	$282.9	$266.8

Note 7—Accounts payable and accrued liabilities:

	December 31, 2014	September 30, 2015
	(In millions)
Accounts payable:
Kronos	$121.4	$88.0
CompX	3.9	3.1
WCS	1.4	1.3
BMI and LandWell	7.0	2.0
NL	2.3	2.0
Other	.2	.3
Payable to affiliates:
Contran – trade items	26.1	26.1
LPC – trade items	19.9	15.1
Employee benefits	34.6	29.3
Deferred income	19.8	33.5
Environmental remediation and related costs	10.2	10.2
Accrued workforce reduction costs	—	15.2
Accrued sales discounts and rebates	23.0	20.9
Interest rate swap contract	—	3.5
Other	40.4	32.8
Total	$310.2	$283.3

See Note 16 for a discussion of the interest rate swap contract and Note 17 for a discussion of accrued workforce reduction costs.

Note 8—Other noncurrent liabilities:

	December 31, 2014	September 30, 2015
	(In millions)
Reserve for uncertain tax positions	$34.1	$28.9
Asset retirement obligations	27.2	28.6
Deferred income	18.9	8.5
Employee benefits	8.1	7.4
Insurance claims and expenses	9.5	9.7
Deferred payment obligation	8.5	8.7
Interest rate swap contract	—	2.2
Accrued workforce reduction costs	—	3.0
Other	6.4	7.0
Total	$112.7	$104.0

See Note 16 for a discussion of the interest rate swap contract.

Note 9—Long-term debt:

	December 31, 2014	September 30, 2015
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	223.7	248.6
Total Valhi debt	473.7	498.6
Subsidiary debt:
Kronos:
Term loan	345.9	343.5
WCS:
Financing capital lease	67.1	66.0
Tremont:
Promissory note payable	17.4	17.3
BMI:
Bank note payable	10.3	9.6
LandWell:
Note payable to the City of Henderson	3.1	3.1
Other	16.6	14.7
Total subsidiary debt	460.4	454.2
Total debt	934.1	952.8
Less current maturities	9.3	9.0
Total long-term debt	$924.8	$943.8

Valhi – Contran credit facility – During the first nine months of 2015, we had net borrowings of $24.9 million under our Contran credit facility. The average interest rate on the existing balance as of and for the nine months ended September 30, 2015 was 4.25%. At September 30, 2015 $26.4 million was available for borrowing under this facility.

Kronos – Term loan – On May 21, 2015 Kronos entered into an amendment to its term loan due in February 2020.  As a result of the amendment:

•	The applicable margin on outstanding LIBOR-based borrowings was reduced from 3.75% to 3.00%, and the applicable margin on outstanding base rate borrowings was reduced from 2.75% to 2.00%; and
•

A provision was added whereby if Kronos elected to call all or a portion of the outstanding principal balance within nine months of completing the amendment (i.e. before November 21, 2015), a 1% call premium of the aggregate principal amount so prepaid would apply.

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

During the first nine months of 2015, Kronos made its required quarterly principal payments aggregating $2.6 million.  The average interest rate on the term loan borrowings as of and for the quarter ended September 30, 2015 was 4.0% and 4.38%, respectively.  The carrying value of the term loan at September 30, 2015 includes unamortized original issue discount of $1.3 million.

See Note 16 for a discussion of the interest rate swap contract Kronos entered into in the third quarter of 2015 pursuant to our interest rate management strategy.

Revolving credit facilities – Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (“EBITDA”) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2015 and the net debt to EBITDA financial test, Kronos’ borrowing availability at September 30, 2015 is approximately 31% of the credit facility, or €37.7 million ($42.2 million). In addition, at September 30, 2015 Kronos had approximately $79.2 million available for borrowing under its North American revolving facility.

Tremont – Promissory note payable – In February 2015, and following Tremont’s receipt of dividend distributions from BMI and LandWell, Tremont prepaid (without penalty) $.1 million principal amount on the note as required under the terms of the note agreement.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at September 30, 2015.

Note 10—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(In millions)
Service cost	$2.5	$2.8	$7.6	$8.4
Interest cost	6.3	4.4	19.0	13.4
Expected return on plan assets	(6.2)	(5.2)	(18.7)	(15.9)
Amortization of unrecognized prior service cost	.2	.2	.6	.6
Recognized actuarial losses	2.8	3.7	8.4	11.3
Total	$5.6	$5.9	$16.9	$17.8

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(In millions)
Service cost	$—	$—	$.1	$.1
Interest cost	.2	.2	.5	.4
Amortization of prior service credit	(.5)	(.5)	(1.6)	(1.4)
Recognized actuarial gains	—	—	(.1)	(.1)
Total	$(.3)	$(.3)	$(1.1)	$(1.0)

Contributions – We expect to contribute the equivalent of $19.6 million and $1.3 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2015.

Note 11—Other income, net:

	Nine months ended September 30,
	2014	2015
	(In millions)
Securities earnings:
Dividends and interest	$20.0	$19.8
Securities transactions, net	.3	.1
Total	20.3	19.9
currency transactions, net	2.8	.6
Insurance recoveries	10.0	3.5
Other, net	.9	1.4
Total	$34.0	$25.4

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

Note 12—Income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$18.6	$(8.0)	$30.4	$(10.5)
Incremental net benefit on earnings and losses of non-U.S. and U.S. subsidiaries	(1.4)	(4.6)	(2.6)	(32.7)
Non-U.S. tax rates	(1.3)	—	(3.0)	(.6)
Valuation allowance	─	2.3	─	152.6
Adjustment to the reserve for uncertain tax positions, net	.5	.5	(5.1)	(2.4)
Nondeductible expenses	.9	1.3	2.1	1.2
Domestic manufacturing credit	(.7)	—	(.9)	(1.0)
Adjustment to prior year taxes	(2.0)	—	(1.8)
U.S. state income taxes and other, net	1.2	(1.0)	2.0	(1.2)
Income tax expense (benefit)	$15.8	$(9.5)	$21.1	$105.4
Comprehensive provision for income taxes (benefit) allocable to:
Income tax expense (benefit)	$15.8	$(9.5)	$21.1	$105.4
Other comprehensive income (loss):
Marketable securities	.1	(2.8)	(11.1)	(3.5)
Interest rate swap	—	(2.6)	—	(2.6)
Currency translation	(8.9)	(4.6)	(10.5)	(12.7)
Pension plans	1.0	1.1	2.9	2.6
OPEB plans	(.2)	(.1)	(.6)	(.5)
Total	$7.8	$(18.5)	$1.8	$88.7

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our Chemicals Segment’s non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35%.  The amount shown on such table for incremental net benefit on earnings and losses on non-U.S. and U.S. subsidiaries includes, as applicable, (i) current income taxes (including withholding taxes, if applicable), if any, associated with any current-year earnings of our Chemicals Segment’s non-U.S. subsidiaries to the extent such current-year earnings were distributed to us in the current year, (ii) deferred income taxes (or deferred income tax benefit) associated with the current-year change in the aggregate amount of undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which earnings are not subject to a permanent reinvestment plan, in an amount representing the current-year change in the aggregate current income tax that would be generated (including withholding taxes, if applicable) when such aggregate undistributed earnings are distributed to us, and (iii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income

(losses) of one of our Chemicals Segment’s non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code.

As previously disclosed, our Chemicals Segment has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets recognized with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which as discussed elsewhere in this Quarterly Report have been driven in large part by the trend of TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain work force reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgium NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets. Such valuation allowance aggregated $150.3 million at June 30, 2015.  We recognized an additional $2.3 million non-cash deferred income tax valuation allowance under the more-likely-than-not recognition criteria during the third quarter of 2015, due to losses recognized by Kronos’ German and Belgium operations during such period.

As disclosed in the 2014 Annual Report, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through March 31, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  Accordingly, our provision for income taxes in the first nine months of 2015 includes an aggregate non-cash income tax benefit of $29.7 million for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss. A substantial portion of such $29.7 million was recognized in the second quarter of 2015, with the remainder recognized in the third quarter.  Such amount is included in the above table of our income tax rate reconciliation for incremental net benefit on earnings and losses on non-U.S. and U.S. subsidiaries (in addition to the other items indicated above).  A portion of such reduction also related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

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

During the first nine months of 2015, primarily in the first quarter, we recognized a non-cash income tax benefit of $2.4 million primarily related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will change by $6.4 million during the next twelve months related to the expiration of certain statutes of limitations.

Note 13—Noncontrolling interest in subsidiaries:

	December 31, 2014	September 30, 2015
	(In millions)
Noncontrolling interest in net assets:
Kronos	$211.0	$156.9
NL	54.4	41.8
CompX	14.4	15.2
BMI	31.7	32.2
LandWell	24.8	25.0
Total	$336.3	$271.1

	Nine months ended September 30,
	2014	2015
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos	$15.3	$(30.2)
NL	3.9	(3.1)
CompX	.9	1.0
BMI	.3	.4
LandWell	.4	.2
Total	$20.8	$(31.7)

Note 14—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$2.1	$1.6	$2.8	$1.6
Other comprehensive loss – unrealized losses arising during the period	(.2)	(.3)	(.9)	(.3)
Balance at end of period	$1.9	$1.3	$1.9	$1.3
Interest rate swap:
Balance at beginning of period	$—	$—	$—	$—
Other comprehensive loss	—	(2.3)	—	(2.3)
Balance at end of period	$—	$(2.3)	$—	$(2.3)
Currency translation adjustment:
Balance at beginning of period	$53.6	$(61.6)	$59.2	$(22.6)
Other comprehensive loss	(37.2)	(9.3)	(42.8)	(48.3)
Balance at end of period	$16.4	$(70.9)	$16.4	$(70.9)
Defined benefit pension plans:
Balance at beginning of period	$(73.3)	$(127.2)	$(76.5)	$(132.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	1.6	2.2	4.8	7.0
Balance at end of period	$(71.7)	$(125.0)	$(71.7)	$(125.0)
OPEB plans:
Balance at beginning of period	$5.9	$3.9	$6.5	$4.4
Other comprehensive loss – amortization of prior service credit	(.3)	(.3)	(.9)	(.8)
Balance at end of period	$5.6	$3.6	$5.6	$3.6
Total accumulated other comprehensive loss:
Balance at beginning of period	$(11.7)	$(183.3)	$(8.0)	$(148.6)
Other comprehensive loss	(36.1)	(10.0)	(39.8)	(44.7)
Balance at end of period	$(47.8)	$(193.3)	$(47.8)	$(193.3)

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

In one of these lead pigment cases, in April 2000 NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims. Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland. That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and seeks its abatement. In July and August 2013, the case was tried. In January 2014, the Judge issued a judgment finding NL, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, NL filed a motion for a new trial, and in March 2014 the court denied the motion. Subsequently in March 2014, NL filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court. NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and NL will defend vigorously against all claims.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2014 and September 30, 2015, receivables for recoveries were not significant.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2015 are presented in the table below.

Amount
(In millions)
Balance at the beginning of the year	$118.5
Additions charged to expense, net	2.9
Payments, net	(2.8)
Currency and other	1.8
Balance at the end of period	$120.4
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$10.2
Noncurrent liabilities	110.2
Total	$120.4

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2015, NL had accrued approximately $112 million related to approximately 43 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $166 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2015, there were approximately 5 sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

WCS – In October 2015 WCS signed an Agreed Order with the TCEQ with regard to the disposition of certain U.S. Department of Energy (“DOE”) waste currently stored at the WCS facility. WCS entered into the Agreed Order as the licensee of the storage facility, and DOE entered into a similar order with the TCEQ as the owner of the waste.  WCS asserts that the alleged violations set forth in the orders are due to the acts and omissions of DOE and its contractor.  WCS expects to work with TCEQ and DOE to develop a compliance plan regarding the stored waste.  While the cost of the compliance plan is not currently estimable, the amount of such compliance costs could be material. However, WCS believes the DOE or its contractor is required to reimburse WCS for its cost to comply with the Agreed Order under the terms of the storage contract and pursuant to law, and as such we believe the cost of compliance with the Agreed Order should not have a material effect on our consolidated financial condition, results of operations or liquidity.

Other – We have also accrued approximately $8.7 million at September 30, 2015 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

In November 2013, Kronos was served with the complaint, The Valspar Corporation, et al  v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  The plaintiff opted out of the settlement in the original lawsuit, Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB) and filed its own lawsuit against the defendants.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In October 2014, the court granted our motion to transfer, and the case is now proceeding in the trial court in the United States District Court for the Southern District of Texas, Case No. 4:14-cv-01130.  The trial in this case is currently set to commence in February 2016.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of the case, we have determined that while it is reasonably possible (but not probable) that a loss has been incurred in this case, we do not believe the amount of such loss will be material to our consolidated financial condition, results of operations or liquidity.

WCS — Previously, the Lone Star Chapter of the Sierra Club filed various lawsuits in Texas District Court against the Texas Commission on Environmental Quality (“TCEQ”). WCS has intervened in these lawsuits. These lawsuits challenge WCS’ by-product and low-level radioactive waste disposal licenses. Subsequently, the District Court upheld the TCEQ’s determination that the Sierra Club lacked standing to pursue a challenge to the by-product disposal license. The Sierra Club appealed. WCS’ by-product disposal license remains in effect pending resolution of the appeal. On April 4, 2014, the Third District of the Texas Court of Appeals in Austin upheld the District Court’s ruling in favor of the TCEQ and WCS. On December 30, 2014 the Third District of the Texas Court of Appeals issued a new opinion again upholding the District Court’s ruling in favor of the TCEQ and WCS.  On February 13, 2015, the Third District of the Texas Court of Appeals denied the Sierra Club’s motion for rehearing en banc.  Sierra Club petitioned for discretionary relief from the Texas Supreme Court on March 30, 2015.  In October 2015 the Texas Supreme Court denied Sierra Club’s petition.

In May 2012, the same District Court subsequently held that TCEQ erred in denying the Sierra Club’s request for an administrative contested case hearing regarding the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate. Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order with respect to the low-level radioactive waste disposal license. Because of the appeal, the District Court’s order was suspended. WCS’ low-level radioactive waste disposal license remains in effect pending resolution of the appeal. On April 18, 2014, the Third District of the Texas Court of Appeals in Austin reversed the District Court’s ruling and rendered judgment in favor of TCEQ and WCS. On December 30, 2014, the Third District of the Texas Court of Appeals issued a new opinion, again reversing the District Court’s ruling and rendering judgment in favor of the TCEQ and WCS.  On February 17, 2015, the Third District of the Texas Court of Appeals denied the Sierra Club’s motion for rehearing en banc.  Sierra Club petitioned for discretionary relief from the Texas Supreme Court on April 3, 2015.  In October 2015, the Texas Supreme Court denied Sierra Club’s petition.

On February 10, 2015, WCS competitor EnergySolutions LLC (“EnergySolutions”) threatened to bring a civil action against WCS related to WCS’s decision to not enter into a contract with EnergySolutions to dispose of low level radioactive waste (“LLRW”) and other matters.  On February 18, 2015, WCS filed suit against EnergySolutions in the 109th District Court of Andrews County, Texas (Cause No. 19,785), seeking a declaratory judgment that WCS has no obligation to contract with EnergySolutions and that WCS has the right to inform its current and potential customers that it will not enter into that contract.  On March 13, 2015, EnergySolutions removed the WCS action to federal court and asserted a counterclaim against WCS under Section 2 of the Sherman Antitrust Act alleging anticompetitive conduct in the LLRW disposal market.  This case is now captioned Energy Solutions, LLC, Plaintiff and Counter Defendant vs. Waste Control Specialists, LLC, Defendant and Counter Plaintiff (United States District Court for

the Western District of Texas, Civil Action No. 7:15-CV-00034).  WCS moved to remand the WCS declaratory judgment action to state court because EnergySolutions improperly removed it, and WCS moved to dismiss EnergySolutions’ counterclaim because it fails to state a claim upon which relief can be granted.  On August 19, 2015, the court denied WCS’ motion for remand.  The court has not ruled on the motion to dismiss; therefore at this time the cases are consolidated in federal court.

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2014 Annual Report.

In addition to the litigation described above, we and certain of our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for environmental matters.

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
	(In millions)
Asset (liability)
December 31, 2014:
Marketable securities:
Current	$2.7	$1.7	$1.0	$—
Noncurrent	255.6	2.5	3.1	250.0
Currency forward contracts	(4.2)	(4.2)	—	—
September 30, 2015:
Marketable securities:
Current	$1.7	$—	$1.7	$—
Noncurrent	256.0	3.6	2.4	250.0
Currency forward contracts	(2.7)	(2.7)	—	—
Interest rate swap	(5.7)	—	(5.7)	—

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

At September 30, 2015, our Chemicals Segment had currency forward contracts to exchange:

•

an aggregate $8.1 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 7.10 to krone 7.11 per U.S. dollar. These contracts with DnB Nor Bank ASA mature at a rate of $2.7 million per month from October 2015 to December 2015;

•	an aggregate €5.0 million for an equivalent value of Norwegian kroner at an exchange rate of krone 8.56 per euro. This contract with DnB Nor Bank ASA matures in December 2015; and

•

an aggregate of $25.6 million for an equivalent value of Canadian dollar at an exchange rate of Cdn. $1.29 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature from October 2015 through July 2016 at a rate of $2.6 million per month.

The estimated aggregate fair value of our currency forward contracts at September 30, 2015 was a $2.7 million net liability which is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. We have also recognized a corresponding $2.7 million currency transaction loss in our Condensed Consolidated Statement of Operations during the quarter ended September 30, 2015. Our Chemicals Segment is not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2015, and we did not use hedge accounting for any of such contracts we previously held in 2014.   Accordingly, changes in the aggregate fair value of currency forward contracts we hold are recognized as a foreign currency transaction gain or loss.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 Kronos entered into a pay- fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize its exposure to volatility in LIBOR as it relates to Kronos' forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, Kronos will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.75 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income (loss), net of deferred income taxes.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we will classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, will be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  As of September 30, 2015, there were no gains or losses recognized in earnings in the current period representing hedge ineffectiveness with respect to the interest rate swap.

During the period ended September 30, 2015, the pretax amount recognized in other comprehensive income (loss) related to the interest rate swap contract was a $5.7 million loss.  During the same period, no amounts were reclassified from accumulated other comprehensive income (loss) into earnings.  During the next twelve months the amount of the September 30, 2015 accumulated other comprehensive income balance that is expected to be reclassified to earnings is $3.5 million pre-tax.

The fair value of the interest rate swap contract at September 30, 2015 was a liability of $5.7 million and is reflected in the Condensed Consolidated Balance Sheet as part of accounts payable and accrued liabilities of $3.5 million and other noncurrent liabilities of $2.2 million.  See Notes 7 and 8.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2014		September 30, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$280.3	$280.3	$257.7	$257.7
Deferred payment obligation	$8.5	$8.5	$8.7	$8.7
Long-term debt (excluding capitalized leases):
Kronos term loan	$345.9	$341.5	$343.5	$344.3
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	67.1	67.1	66.0	66.0
Valhi credit facility with Contran	223.7	223.7	248.6	248.6
Tremont promissory note payable	17.4	17.4	17.3	17.3
BMI bank note payable	10.3	10.3	9.6	9.6
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

At December 31, 2014 and September 30, 2015, the estimated market price of Kronos’ term loan was $983.1 per $1,000 principal amount and $998.75 per $1,000 principal amount, respectively.   The fair value of Kronos’ term loan is based on quoted

market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 7.

Note 17 - Restructuring Costs

In the second quarter of 2015, our Chemicals Segment initiated a restructuring plan designed to improve its long-term cost structure. A portion of such expected cost savings is planned to occur through workforce reductions.  During the second and third quarters of 2015 Kronos implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately 160 individuals.  A substantial portion of such workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation.  For involuntary programs, eligible costs are recognized when management approves the separation program, the affected employees are properly notified and the costs are estimable.  To the extent there is a statutorily-mandated notice period and the affected employee is not required to provide services to us during such notice period, severance and all wages during such notice period are accrued at the time of separation.  To the extent the affected employee is required to provide services to us during all or a portion of such notice period, the severance (and if applicable notice period wages for any period beyond the time the affected employee is required to provide future services to us) is accrued ratably over the period in which services will be provided.  As of September 30, 2015, we have recognized an aggregate $21.5 million charge for such workforce reductions Kronos had implemented through that date (substantially all of which was recognized in the second quarter of 2015), $10.7 million of which is classified in cost of sales and $10.8 million of which is classified in selling, general and administrative expense.  For the workforce reductions implemented through September 30, 2015, we expect to accrue approximately $.1 million in the future (mostly in the fourth quarter of 2015) associated with the affected individuals who are providing service to us past September 30, 2015.  All accrued severance costs at September 30, 2015 are expected to be paid through the second quarter of 2018.

A summary of the activity in our accrued workforce reduction costs for the first nine months of 2015 is shown in the table below:

Amount
(in millions)
Accrued workforce reduction costs as of January 1, 2015	$—
Workforce reduction costs accrued	21.5
Workforce reduction costs paid	(3.8)
Currency translation adjustments, net	.5
Accrued workforce reduction costs at September 30, 2015	$18.2

Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$15.2
Noncurrent liability	3.0
$18.2

Note 18—Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Condensed Consolidated Financial Statements.  We currently expect to adopt the standard in the first quarter of 2018.  In addition, we have not yet determined the method we will use to adopt the Standard.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs (or deferred financing costs) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Currently, such unamortized debt issue costs are generally presented as a noncurrent asset.  ASU 2015-15, issued by the FASB in August 2015, clarified that the scope of ASU 2015-03 does not include deferred financing costs related to revolving credit facilities.  The guidance in the new standard is limited to the presentation of debt issuance costs within its scope and does not affect the recognition, measurement or amortization of debt issuance costs; therefore, the standard will not have a material effect on our Condensed Consolidated Financial Statements.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and the new guidance will be applied on a retrospective basis.  We currently expect to adopt the standard as of December 31, 2015.  The amount of our deferred financing costs (see Note 6) relates primarily to Kronos’ term loan indebtedness (see Note 9) which, had we already adopted the standard at September 30, 2015, would have been presented in our Condensed Consolidated Balance Sheet as a direct deduction from the carrying value of such term loan, was $5.1 million at December 31, 2014 and $5.1 million at September 30, 2015.  All of our other deferred financing costs at those dates relate to our revolving credit facilities in North America and Europe for which we have no amounts borrowed, and therefore such deferred financing costs would be recognized as an asset at such dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate through our wholly-owned and our majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Waste Control Specialists LLC (“WCS”), Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company L.P. (“LandWell”).  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE MKT: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

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

Operations Overview

Quarter Ended September 30, 2015 Compared to the Quarter Ended September 30, 2014 —

Net loss attributable to Valhi stockholders was $11.7 million, or $.03 per diluted share, in the third quarter of 2015 compared to net income attributable to Valhi stockholders of $28.7 million, or $.08 per diluted share, in the third quarter of 2014. As more fully discussed below, our diluted income per share decreased from 2014 to 2015 primarily due to the net effects of:

•	an operating loss from our Chemicals Segment in 2015 compared to operating income in 2014; and
•	an operating loss at our Waste Management segment in 2015 compared to operating income in 2014.

Our net income attributable to Valhi stockholders in the third quarter of 2014 includes income of $.02 per diluted share related income from insurance recoveries.

Nine months Ended September 30, 2015 Compared to the Nine months Ended September 30, 2014 —

Net loss attributable to Valhi stockholders was $103.7 million, or $.30 per diluted share, in the first nine months of 2015 compared to net income attributable to Valhi shareholders of $45.0 million, or $.13 per diluted share, in the first nine months of 2014. As more fully discussed below, our diluted income per share decreased from 2014 to 2015 primarily due to the net effects of:

•

the recognition of an aggregate $152.6 million non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations primarily in the second quarter of 2015;

•

lower operating income from our Chemicals Segment in 2015 compared to 2014, in part due to a charge associated with the implementation of certain workforce reductions primarily in the second quarter  of 2015;

•	higher operating losses at our Waste Management segment in 2015; and
•	higher insurance recoveries in 2014.

Our net loss attributable to Valhi stockholders in 2015 includes:

•	the recognition of the non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations aggregating of $.26 per diluted share;
•	a charge of $.03 per diluted share related to our Chemicals Segment’s accrued workforce reduction costs;
•	income of $.01 per diluted share related to income from insurance recoveries; and
•	income of $.01 per diluted share related to a net reduction in our reserve for uncertain tax positions.

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

Current Forecast for 2015 –

We currently expect to report a loss attributable to Valhi stockholders for 2015 as compared to income attributable to Valhi stockholders in 2014 primarily due to the net effects of:

•

the recognition of an aggregate $152.6 million non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations primarily in the second quarter of 2015;

•	lower operating income from our Chemicals Segment in 2015 in part due to a charge associated with the implementation of certain workforce reductions primarily in the second quarter of 2015; and
•	higher operating losses at our Waste Management segment in 2015.

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

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(Dollars in millions)
Net sales	$414.8	$336.5	(19)%	$1,278.4	$1,061.8	(17)%
Cost of sales	319.7	293.7	(8)	1,010.2	896.1	(11)
Gross margin	$95.1	$42.8	(55)%	$268.2	$165.7	(38)%
Operating income (loss)	$49.7	$(1.3)	(103)%	$123.6	$24.8	(80)%
Percent of net sales:
Cost of sales	77%	87%		79%	84%
Gross margin	23	13		21	16
Operating income (loss)	12	−		10	2
Ti02 operating statistics:
Sales volumes*	125	136	8%	380	406	7%
Production volumes*	134	132	(1)	388	397	2
Percent change in net sales:
Ti02 product pricing			(15)%			(13)%
Ti02 sales volumes			8			7
Ti02 product mix			(3)			(2)
Changes in currency exchange rates			(9)			(9)
Total			(19)%			(17)%

*	Thousands of metric tons

Current Industry Conditions – Due to competitive pressures, our Chemicals Segment’s average selling prices decreased throughout 2014 and the first nine months of 2015.  Our Chemicals Segment’s average selling prices at the end of the third quarter of 2015 were 3% lower than at the end of the second quarter of 2015, and 13% lower than at the end of 2014, with lower prices in all major markets.  Our Chemicals Segment’s average selling prices in 2015 were also impacted by a higher percentage of sales to lower-priced export markets in 2015 compared to 2014.  Our Chemicals Segment experienced higher sales volumes in European and export markets in the third quarter and first nine months of 2015 as compared to the third quarter and first nine months of 2014, partially offset by slightly lower volumes in North American markets in 2015 as compared to the same periods of 2014.

Our Chemicals Segment operated its production facilities at overall average capacity utilization rates of 96% in the first nine months of 2015 (approximately 93%, 100% and 95% of practical capacity in the first, second and third quarters, respectively) compared to approximately 94% in the first nine months of 2014 (90%, 97% and 96% in the first, second and third quarters of 2014, respectively).  Our Chemicals Segment’s production capacity utilization rates in the first quarter of 2014 were impacted by a union labor lockout at its Canadian production facility that ended in December 2013, as restart of production at the facility did not begin until February 2014.  Our Chemicals Segment’s production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Our Chemicals Segment continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and the first nine months of 2015.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2014 and the first nine months of 2015.  Consequently, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in the first nine months of 2014 (excluding the effect of changes in currency exchange rates).

In the second quarter of 2015, our Chemicals Segment initiated a restructuring plan designed to improve its long-term cost structure.  A portion of such expected cost savings are planned to occur through workforce reductions.  During the second and third quarters of 2015, our Chemicals Segment implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately 160 individuals.  We recognized an aggregate $21.1 million charge in the second quarter of 2015 and an additional $.4 million charge in the third quarter of 2015 for such workforce reductions we had implemented through September 30, 2015, $10.7 million of which is classified as part of cost of sales and $10.8 million of which is classified in selling, general and administrative expense.  The charge associated with the workforce reductions implemented in the third quarter of 2015, which impacted approximately 50 individuals, was not material due to the applicable law affecting such individuals, which generally provides for a short notice period (if any) and the payment of a nominal amount of severance (if any).  See Note 17 to our Condensed Consolidated Financial Statements.

Net Sales – Our Chemicals Segment’s net sales in the third quarter of 2015 decreased 19% compared to the third quarter of 2014 primarily due to the net effect of a 15% decrease in average TiO2 selling prices (which decreased net sales by approximately $62 million) and an 8% increase in sales volumes (which increased net sales by approximately $33 million).  Our Chemicals Segment’s net sales for the first nine months of 2015 decreased 17% compared to same period of 2014 primarily due to the net effect of a 13% decrease in average TiO2 selling prices (which decreased net sales by approximately $166 million) and a 7% increase in sales volumes (which increased net sales by approximately $89 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 8% in the third quarter of 2015 and 7% in the first nine months of 2015 as compared to the same periods of 2014 due to higher sales in certain European and export markets, partially offset by slightly lower sales in North American markets.  We estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $36 million as compared to the third quarter of 2014 and by approximately $113 million as compared to the first nine months of 2014.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 8% in the third quarter of 2015 compared to 2014 due to the net impact of lower raw materials and other production costs of approximately $5 million (primarily caused by lower third-party feedstock ore costs), an 8% increase in sales volumes, a 1% decrease in TiO2 production volumes and currency fluctuations (primarily the euro).  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 87% in the third quarter of 2015 compared to 77% in the same period of 2014, as the unfavorable impact of lower average selling prices more than offset the favorable effects of lower raw material costs and efficiencies related to higher production volumes, as discussed above.

Our Chemicals Segment’s cost of sales decreased 11% in the first nine months of 2015 compared to the same period in 2014 primarily due to the net impact of lower raw materials and other production costs of approximately $28 million (primarily caused by lower third-party feedstock ore costs), a 2% increase in TiO2 production volumes, and a 7% increase in sales volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.7 million of severance costs related to the workforce reduction plan discussed above.  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 84% in the first nine months of 2015 compared to 79% in the same period of 2014, as the unfavorable impact of lower average selling prices and the workforce reduction charge more than offset the favorable effects of lower raw material costs and efficiencies related to higher production volumes, as discussed above.

Gross Margin and Operating Income (Loss)  – Our Chemicals Segment had an operating loss of $1.3 million in the third quarter of 2015 compared to operating income of $49.7 million in the third quarter of 2014 and operating income as a percentage of net sales was nil in the third quarter of 2015 compared to 12% in the same period of 2014.  This decrease was driven by the decline in gross margin percentage, which decreased to 13% for the third quarter of 2015 compared to 23% for the third quarter of 2014.  As discussed and quantified above, our Chemicals Segment’s gross margin percentage decreased primarily due to the net effect of lower selling prices, lower manufacturing costs (primarily raw materials), higher sales volumes and lower production volumes.  We estimate that changes in currency exchange rates increased operating income by approximately $5 million in the third quarter of 2015 as compared to the same period in 2014, as discussed below.

Our Chemicals Segment’s operating income decreased by $98.8 million, from $123.6 million in the first nine months of 2014 to $24.8 million in the first nine months of 2015.  Operating income as a percentage of net sales decreased to 2% in the first nine months of 2015 from 10% in the same period of 2014.  This decrease was driven by the decline in gross margin, which decreased to 16% for the first nine months of 2015 compared to 21% for the first nine months of 2014, as well as the negative impact of the workforce reduction charge classified as part of other operating expense ($10.8 million).  As discussed and quantified above, our Chemicals Segment’s gross margin decreased primarily due to the net effect of lower selling prices, workforce reduction costs classified as part of cost of sales ($10.7 million), lower manufacturing costs (primarily raw materials), higher production volumes, and higher sales volumes.  We estimate that changes in currency exchange rates increased operating income by approximately $30 million in the first nine months of 2015 as compared to the same period in 2014.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $2.0 million in the first nine months of 2014 and $1.6 million in the first nine months of 2015 which reduced our reported Chemicals Segment operating income (loss) as compared to amounts reported by Kronos.

As discussed in the 2014 Annual Report, a substantial portion of our net goodwill recognized relates to the reporting unit consisting of our Chemicals Segment ($352.6 million at December 31, 2014 and September 30, 2015).  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For our Chemicals Segment goodwill, we use quoted market prices, a Level 1 input, to compare the book value of our Chemicals Segment reporting unit to assess impairment.  We also consider control premiums when assessing fair value.  We performed our annual goodwill impairment test in the third quarter of 2015 for our Chemicals Segment goodwill and concluded there was no impairment of such goodwill.  However, future events and circumstances could change (i.e. a significant decline in quoted market prices) and result in a materially different finding which could result in the recognition of a material impairment with respect to such goodwill.

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

Impact of changes in currency exchange rates three months ended September 30, 2015 vs. September 30, 2014

	Transaction gains /(losses) recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2015 vs. 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(36)	$(36)
Operating income (loss)	3	(1)	(4)	9	5

The $36 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our Chemicals Segment’s euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $5 million net increase in operating income comprised the following net effects:

•

A reduction in the amount of net currency transaction gains (losses) recognized during the two periods of approximately $4 million.  Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During the third quarter of 2014, a relative strengthening of the U.S. dollar relative to the euro and the Norwegian krone gave rise to a net $3 million currency transaction gain, whereas we recognized a $1 million currency transaction loss during the third quarter of 2015.

•

Approximately $9 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014.  Overall, the strengthening of the U.S. dollar relative to the euro in 2015 did not have a significant impact on our operating income, as the reduction in net sales caused by such strengthening was substantially offset by the effect of our euro-denominated operating costs being translated into fewer U.S. dollars

Impact of changes in currency exchange rates nine months ended September 30, 2015 vs. September 30, 2014

	Transaction gains recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2015 vs. 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(113)	$(113)
Operating income (loss)	3	1	(2)	32	30

The $113 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our Chemicals Segment’s euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of our  Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $30 million increase in operating income comprised the following net effects:

•

A reduction in the amount of net currency transaction gains (losses) during the two periods of approximately $2 million.  Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During the first nine months of 2014, a relative strengthening of the U.S. dollar relative to the euro and the Norwegian krone gave rise to a net $3 million currency transaction gain, whereas we recognized a $1 million currency transaction gain during the first nine months of 2015, and

•

Approximately $32 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar, the Norwegian krone and the euro, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014 (and such translation, as it related to our euro-denominated operating costs, more than offset the negative impact on our operating income from the reduction in net sales caused by the strengthening of the U.S. dollar as it related to our euro-denominated sales).

Outlook – During the first nine months of 2015 we operated our Chemicals Segment’s production facilities at 96% of practical capacity compared to approximately 94% of practical capacity in 2014.  Assuming economic conditions do not deteriorate in the various regions of the world, we expect our Chemicals Segment’s sales volumes to be higher in 2015 as compared to 2014.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

Our Chemicals Segment continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and the first nine months of 2015.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our Chemicals Segment’s cost of sales, our cost of sales per metric ton of TiO2 sold in the first nine months of 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in 2014 (excluding the effect of changes in currency exchange rates).  While we expect our Chemicals Segment’s cost of sales per metric ton of TiO2 sold for the remainder of 2015 will be comparable to such per-metric ton cost in the first nine months of 2015, such per-metric ton cost for the remainder of 2015 is expected to continue to be slightly lower as compared to the same period in 2014 (excluding the effect of changes in currency exchange rates).

Our Chemicals Segment’s started 2015 with selling prices 9% lower than the beginning of 2014, and prices declined by an additional 13% in the first nine months of 2015.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the improvement in sales volumes experienced in the first nine months of 2015, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

In the second quarter of 2015, our Chemicals Segment initiated a restructuring plan designed to improve our long-term cost structure.  A portion of such expected cost savings is planned to occur through workforce reductions.  During the second and third quarters of 2015, our Chemicals Segment implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately 160 individuals.  As of September 30, 2015 we have recognized an aggregate $21.5 million charge for such workforce reductions we had implemented through that date, $10.7 million of which is classified as part of cost of sales and $10.8 million of which is classified in selling, general and administrative expense.  The workforce reductions we have implemented through September 30, 2015 are not expected to negatively impact our ability to operate our production facilities at their practical capacity rates.

In addition to the workforce reductions implemented through September 30, 2015, our Chemicals Segment is also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.  The workforce reductions we have implemented through September 30, 2015, combined with certain open positions that are not expected to be filled and cost savings expected to be realized from our other cost reduction initiatives we are undertaking, are expected to result in a payback of the aggregate workforce reduction charge accrued at September 30, 2015 within approximately one year, the benefit of which we began to recognize in the third quarter of 2015.

Overall, we expect our Chemicals Segment’s operating income in 2015 will be significantly lower as compared to 2014, primarily as the favorable effects of higher sales and production volumes and moderating raw material costs will be more than offset by the negative effects of lower anticipated average selling prices.  In addition, benefits expected to be realized in the remainder of 2015 from the workforce reductions implemented through September 30, 2015 would be more than offset by the workforce reduction charge recognized in the second and third quarters of 2015, as we will not realize a full year of the expected cost savings from such workforce reduction until 2016.  Given, among other things, the level of our average selling prices at the beginning of the fourth quarter of 2015, we believe it is likely our Chemicals Segment will report an operating loss in the fourth quarter of this year.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of supply and demand trends over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for such production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(Dollars in millions)
Net sales	$26.5	$26.5	—%	$79.1	$83.3	5%
Cost of sales	18.3	18.4	—	54.6	57.5	5
Gross margin	$8.2	$8.1	—%	$24.5	$25.8	5%
Operating income	$3.4	$3.4	—%	$10.6	$11.4	8%
Percent of net sales:
Cost of sales	69%	69%		69%	69%
Gross margin	31	31		31	31
Operating income	13	13		13	14

Net Sales – Our Component Products Segment’s net sales growth was flat at $26.5 million in the third quarters of 2014 and 2015 and increased $4.2 million in the first nine months of 2015 compared to the same period of 2014.  Sales growth in the first nine months of 2015 was primarily the result of higher sales in the first six months of 2015 and was led by strong demand within the security products reporting unit for existing government customers (which accounted for $3.4 million of the increase in sales in the first nine months of 2015).  Marine components sales also contributed to the 2015 sales growth for the nine-month period primarily as a result of improved demand for products sold to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of sales percentages were flat in the third quarter of 2015 and first nine months of 2015 as compared to the same periods in 2014. As a result, gross margin and related margin percentage were also flat over the same periods.  Gross margin increased by 5% in the first nine months of 2015 as compared to 2014 and operating income increased by 8% in the first nine months of 2015 as compared to 2014.  Improved variable margins and manufacturing efficiencies attributable to marine components were substantially offset by slightly lower variable margins and increased fixed costs within security products.  The increases in gross margin and operating income in the first nine months of 2015 are attributable to the increase in net sales.  Operating costs and expenses increased in the first nine months of 2015 as compared to the same period in 2014 primarily due to increased administrative personnel costs of approximately $.4 million in the first nine months of 2015 to support the volume growth in security products.

Outlook  – As anticipated, our Component Products Segment’s third quarter sales returned to more normalized levels following a strong first half which was led by increased demand for certain government security applications, office equipment and marine components. While third quarter sales in these markets continued to be favorable to prior year, we have not experienced broad-based demand increases in other markets we serve. Our Component Products Segment continues to benefit from diversification of its product lines and the ongoing innovation of its products, most recently with respect to its line of electronic locks for multiple high security applications, security products for gas stations and expanded offerings to the waterski/wakeboard boat markets.

It is normal for seasonal demand to subside during the fourth quarter and we will continue to remain diligent to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Waste Management –

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(In millions)
Net sales	$24.5	$9.9	$43.4	$34.9
Cost of sales	12.8	13.3	35.4	37.8
Gross margin	$11.7	$(3.4)	$8.0	$(2.9)
Operating income (loss)	$6.9	$(8.3)	$(6.6)	$(19.3)

General— We operate our Waste Management Segment’s waste management facility for the disposal of byproduct waste material and a broad range of LLRW and mixed LLRW. In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the first quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, the TCEQ issued a near-surface LLRW disposal license to us. This license was signed in September 2009. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012 and received its first waste for disposal in mid-2013.

Net Sales and Operating Loss—The Waste Management Segment’s net sales decreased $14.6 million in the third quarter of 2015 and $8.5 million in the first nine months of 2015 compared to the same periods of 2014. Disposal volumes for the second and third quarters of 2015 were negatively impacted by availability of certain classifications of waste shipping containers to us during the latter part of the second quarter.  In July 2015 we entered into an exclusive leasing arrangement to secure dedicated access to two such containers although fully implementing these containers into our shipping schedules has been slower than we anticipated.   We continue to seek alternative suppliers to increase availability.  In addition the third quarter and first nine months of 2014 benefited from a one-time disposal campaign related to the decommissioning of a nuclear power plant which contributed $4.0 million and $7.6 million in disposal revenue in the third quarter and first nine months of 2014, respectively.  Lower disposal volumes in the third quarter and first nine months of 2015 led to lower coverage of fixed costs as compared to the same periods of 2014. As a result, our Waste Management Segment’s operating loss increased significantly in the third quarter of 2015 and first nine months of 2015 as compared to the same periods of 2014.

Outlook—With both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we now provide “one-stop shopping” for treatment, storage and disposal of hazardous, toxic and LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. We were awarded a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller dollar-value waste streams. We have regularly received waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving larger Federal LLRW streams for disposal. In addition we are dependent to a certain extent on large commercial projects in order to receive sufficient disposal volumes to operate at full capacity.  Most such large projects, both federal and commercial, are subject to a competitive bidding and delays in the expected time line for waste disposal to be completed.  While we are the only commercial facility licensed to take Class A, B and C LLRW and Mixed LLRW (LLRW mixed with hazardous waste) other facilities can accept Class A waste including facilities that in some circumstances mix waste in such a way that some Class B waste may meet the Class A disposal requirements at these facilities.

With the receipt of our recent license amendments and our dedicated shipping containers now in service, including containers we leased in July 2015, we believe we are positioned to take full advantage of our disposal facilities going forward. We recognized an operating loss in the third quarter and first nine months of 2015 primarily due to delayed disposal shipments including shipments from generator sites which were adversely impacted by the severe winter weather which limited the ability of some generators to ship waste during the first quarter and the availability of certain classifications of waste shipping containers in latter part of the second quarter and continuing into the third quarter of 2015.

We believe WCS can become a viable, profitable operation; however, we do not know if we will be successful in improving WCS’ cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to WCS. We could report a loss in any such strategic transaction.

Real Estate Management and Development  –

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(In millions)
Net sales	$10.7	$10.3	$29.7	$28.1
Cost of sales	9.9	8.0	24.6	21.3
Gross margin	$.8	$2.3	$5.1	$6.8
Operating income	$.2	$1.2	$2.1	$2.6

     General — LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada; including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004).  Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling over 1,200 acres of retail, light industrial, commercial and residential projects in the Henderson, Nevada area.  LandWell has been primarily focusing on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on such project began in 2007, and LandWell began intensive development efforts of the residential/planned community in 2013 (with BMI acting as the master developer for all such development efforts).

In December 2013 and through October 2015, LandWell has closed or entered into escrow on approximately 400 acres of the residential/planned community and certain other acreage at contracted prices that support the estimated fair value assigned to the land held for development that was acquired with consideration of development costs expected to be incurred after the acquisition date. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 976.  In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the December 2013 acquisition date, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income — A substantial portion of the net sales from our Real Estate Management and Development segment in 2014 and 2015 consisted of revenues from land sales. We recognized $7.9 million and $21.3 million in revenues on land sales during the third quarter and first nine months of 2015, respectively, compared to $8.6 million and $23.6 million in the same periods of 2014, respectively. The contracts on these sales include approximately 250 acres of the residential planned community and certain other acreage which closed in December 2013 and through the third quarter of 2015. Cost of sales related to land sales revenues was $6.5 million and $17.1 million in the third quarter and first nine months of 2015, respectively, compared to $8.2 million and $20.3 million in the same periods of 2014, respectively. The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts; sales and cost of sales related to water delivery are expected to be relatively consistent from period to period.

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

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2015 Compared to 2014

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2015 and 2014 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million and $19.0 million in each of the third quarter and first nine months of 2014 and 2015, respectively.

Insurance Recoveries – Insurance recoveries relate to agreements NL has with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts NL received from these insurance carriers.  Substantially all of the $3.5 million insurance recoveries we recognized in the first nine months of 2015 relate to a first quarter 2015 settlement NL reached with one of its insurance carriers in which they agreed to reimburse NL for a portion of it’s past litigation defense costs.

The agreements with certain of NL’s insurance carriers also include reimbursement for a portion of its future litigation defense costs.  We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  See Note 15 to our Condensed Consolidated Financial Statements.

Corporate Expenses and Other Items, Net – Corporate expenses were 16% higher at $10.0 million in the third quarter of 2015 compared to $8.8 million in the same period in 2014 primarily due to higher administrative and related costs partially offset by lower litigation and related costs at NL and lower environmental and related costs in 2015. Corporate expenses were 5% lower at $29.4 million in the first nine months of 2015 compared to $31.0 million in the same period in 2014 primarily due to lower litigation and related costs at NL and lower environmental and related  costs partially offset by an increase in administrative related expenses in 2015.  Included in corporate expense are:

•

litigation and related costs at NL of $.9 million in the third quarter of 2015 compared to $2.4 million in third quarter of 2014 and $3.7 million in the first nine months of 2015 compared to $5.9 million in the first nine months of 2014; and

•

environmental remediation and related expenses of $.3 million in each of the third quarter of 2015 and 2014 and $2.9 million in the first nine months of 2015 compared to $6.1 million in the first nine months of 2014.

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

Overall, we currently expect that our net general corporate expenses in 2015 will be somewhat lower than in 2014 primarily due to lower expected environmental remediation and related costs and lower litigation and related costs.

Interest Expense – Interest expense increased slightly to $14.4 million in the third quarter of 2015 from $13.8 million in the third quarter of 2014, and increased to $43.5 million in the first nine months of 2015 as compared to $42.1 million in the first nine months of 2014, primarily due to higher average debt levels at Valhi partially offset by lower average interest rate on outstanding indebtedness in 2015 due to the second quarter 2015 modification of Kronos’ term loan agreement which reduced the interest rate on the outstanding principal amount by 75 basis points.  We currently expect our interest expense for all of 2015 will be slightly increased as compared to 2014 due to higher overall average debt levels.

Income Tax Expense – As previously disclosed, Kronos has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which as discussed above have been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 3015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets. Such valuation allowance aggregated $150.3 million at June 30, 2015.  We recognized an additional $2.3 million non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria during the third quarter of 2015 due to losses recognized by our German and Belgian operations during such period.  And, consistent with our expectation regarding our consolidated results of operations in the fourth quarter of this year (as discussed above under the “Outlook” subsection of our Chemicals Segment results of operations discussion), we believe it is likely our German and Belgian operations will report additional losses in the fourth quarter of this year, which would result in a further increase in the deferred income tax asset valuation allowance.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse the valuation allowance in full, to the extent we generate additional losses in Germany or Belgium in the intervening periods, our effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as we are able to reverse the valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate would also be impacted by the existence of such valuation allowance, because such income would effectively be recognized without any associated net income tax expense, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.

As disclosed in the 2014 Annual Report, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through March 31, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  Accordingly, our provision for income taxes in the first nine months of 2015 includes an aggregate non-cash income tax benefit of $29.7 million for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss. A substantial portion of such $29.7 million was recognized in the second quarter of 2015, with the remainder recognized in the third quarter.  Such amount is included in the table of our income tax rate reconciliation for incremental net benefit on earnings and losses on non-U.S. and U.S. subsidiaries in Note 12 to our Condensed Consolidated Financial Statements (in addition to the other items indicated above).  A portion of such reduction also related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

We recognized an income tax benefit of $9.5 million and income tax expense of $105.4 million in the third quarter and first nine months of 2015, respectively, compared to income tax expense of $15.8 million and $21.1 million in the same periods of 2014, respectively.  As discussed above, our income tax expense in the first nine months of 2015 includes a non-cash deferred income tax expense of $152.6 million related to the recognition of a deferred income tax asset valuation allowance for our German and Belgian operations, and our income tax expense in the first nine months of 2015 includes a non-cash deferred income tax benefit of $29.7 million associated with the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock.  Both of the items primarily relate to the second quarter of 2015.  Generally, we expect the effective tax rate associated with our non-US earnings to be lower than our U.S. statutory rate of 35%.  Excluding the impact of the net reduction in our reserve for uncertain tax positions in the first nine months of 2014, our effective tax rate in such period was lower than the U.S. federal statutory tax rate of 35% primarily due to our non-U.S. earnings.  Our effective income tax rate in the first nine months of 2015, excluding the impact of the deferred income tax asset valuation allowance and the deferred income tax benefit associated with our direct investment in Kronos we recognized, was higher than the U.S. federal statutory tax rate of 35%, primarily due to a current U.S. income tax benefit attributable to current year losses of one of our Chemicals Segment’s non U.S. subsidiaries and a net reduction in our reserve for uncertain tax positions in the first nine months of 2015.

See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2015 and 2104 income tax items and a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net loss was $1.6 million and $31.7 million in the third quarter and first nine months of 2015, respectively, compared to noncontrolling interest in net income of $8.8 million and $20.8 million in the same periods of 2014, respectively. The decrease is primarily due to the net loss recognized by Kronos in 2015, in large part due to the deferred income tax asset valuation allowance recognized primarily in the second quarter of 2015 as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Cash provided by operating activities was $33.1 million in the first nine months of 2015 compared to $15.6 million in the first nine months of 2014.  This $17.5 million increase in the amount of cash provided was primarily due to the net effects of the following:

•	a $130.8 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2015;
•

operating income in the first nine months of 2015 of $19.5 million, a decrease of $110.2 million compared to an operating income of $129.7 million in the first nine months of 2014 primarily due to the decline in operating income at our Chemicals Segment;

•	lower cash paid for taxes in 2015 of $20.6 million, primarily due to the timing of tax payments and lower profitability in 2015; and
•	lower net distributions from our TiO2 manufacturing joint venture in 2015 of $5.6 million, primarily due to the timing of the joint venture’s working capital needs.

As shown below, changes in working capital were affected by accounts receivable and inventory changes.

●

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2014 to September 30, 2015, due to higher sales volumes in 2015 partially offset by the effect of lower sales prices in the third quarter of 2015 as compared to the fourth quarter of 2014.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2014 to September 30, 2015 principally due to lower inventory volumes and lower inventory raw material costs.
•

CompX’s average DSO increased from December 31, 2014 to September 30, 2015.  Generally, we expect CompX’s average DSO to increase from December to September as the result of a seasonal increase in sales during the third quarter as compared to the fourth quarter.  Overall, CompX’s September 30, 2015 DSO compared to December 31, 2014 is in line with our expectations.

•

CompX’s average DSI decreased from December 31, 2014 to September 30, 2015 primarily as a result of intentional 2014 fourth quarter inventory builds in each of its business units to prepare for first quarter 2015 sales.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2013	September 30, 2014	December 31, 2014	September 30, 2015
Kronos:
Days sales outstanding	62 days	68 days	61 days	64 days
Days sales in inventory	75 days	68 days	76 days	66 days
CompX:
Days sales outstanding	35 days	40 days	32 days	40 days
Days sales in inventory	76 days	75 days	90 days	76 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2014	2015
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$13.6	$13.7
Kronos	26.4	50.0
NL exclusive of its subsidiaries	16.0	12.4
CompX	7.2	6.7
BMI	4.1	(1.8)
LandWell	7.5	4.0
WCS	(2.5)	(6.5)
Tremont	4.8	(.5)
Other	(.4)	—
Eliminations	(61.1)	(44.9)
Total	$15.6	$33.1

Investing Activities –

We spent $36.4 million in capital expenditures during the first nine months of 2015 including:

•	$31.8 million in our Chemicals Segment;
•	$2.5 million in our Component Products Segment;
•	$1.4 million in our Waste Management Segment; and
•	$.6 million in our Real Estate Management and Development Segment.

Our Waste Management Segment also had $.9 million in expenditures for capitalized permit costs in the first nine months of 2015. During the first nine months of 2015 we had net disposals of $.3 million of marketable securities.

Financing Activities—

During the nine months ended September 30, 2015, we:

•	borrowed a net $24.9 million on Valhi’s credit facility with Contran;
•	repaid $.1 million under Tremont’s promissory note payable; and
•	paid quarterly dividends to Valhi stockholders aggregating $.06 per share ($20.4 million).

In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries, our Board of Directors reduced our regular quarterly dividend to $.02 per share beginning in the second quarter of 2014.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first nine months of 2015 are primarily comprised of CompX dividends paid to shareholders other than NL, Kronos dividends paid to shareholders other than us and NL, LandWell dividends paid to shareholders other than us and BMI and BMI dividends paid to shareholders other than us.

Outstanding Debt Obligations

At September 30, 2015, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	Valhi’s $248.6 million outstanding on its $275 million credit facility with Contran which is due no earlier than December 31, 2016;
•	$344.8 million aggregate borrowing under Kronos’ term loan ($343.5 million carrying amount, net of unamortized original issue discount) due through February 2020;
•	WCS’ financing capital lease with Andrews County, Texas ($66.0 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	Tremont’s promissory note payable ($17.3 million outstanding) due in December 2023;
•	$9.6 million on BMI’s bank note payable, due through January 2025;
•	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $14.7 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at September 30, 2015) are discussed in Note 9 to our Consolidated Financial Statements included in our 2014 Annual Report.  We are in compliance with all of our debt covenants at September 30, 2015.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2016) and our long-term obligations (defined as the five-year period ending September 30, 2020, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2015, we had credit available under existing facilities of approximately $147.8 million, which was comprised of:

•	$79.2 million under Kronos’ North American revolving credit facility;
•	$42.2(1) million under Kronos’ European credit facility; and
•	$26.4(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending September 30, 2015, Kronos has €37.7 million ($42.2 million) available under its European credit facility at September 30, 2015
(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At September 30, 2015, we had an aggregate of $265.4 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $84.5 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$128.2	$84.3
CompX	47.9	—
NL exclusive of its subsidiaries	45.2	.2
WCS	18.0	—
LandWell	10.9	—
BMI	6.2	—
Tremont exclusive of its subsidiaries	8.6	—
Valhi exclusive of its subsidiaries	.4	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$265.4	$84.5

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2015 will be approximately $62 million as follows:

•	$54 million by our Chemicals Segment;
•	$4 million by our Component Products Segment;
•	$2 million by our Waste Management Segment; and
•	$2 million by our Real Estate Management and Development Segment.

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

At September 30, 2015 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At September 30, 2015 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At September 30, 2015 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2015, based on the 58.0 million shares we held of Kronos common stock at September 30, 2015, we would receive aggregate annual regular dividends from Kronos of $34.8 million.  In May 2014, NL’s Board of Directors suspended NL’s cash dividend. We did not receive any dividends from NL during 2014 or the first nine months of 2015, and we do not know if we will receive any cash dividends from NL during the remainder of 2015.  We did not receive any distributions from WCS during 2014 or the first nine months of 2015, and we do not expect to receive any distributions from WCS during the remainder of 2015. We expect that our newest consolidated subsidiaries, BMI and LandWell, which we acquired a controlling interest in during December 2013, will pay cash dividends, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $7.0 million in the first quarter of 2014, and we received aggregate dividends from BMI and LandWell of $.5 million in February 2015.  We do not know if we will receive additional distributions from BMI and LandWell during the remainder of 2015.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. It is probable WCS will borrow additional amounts from our subsidiary during the remainder of 2015 under the terms of the revolving credit facility. At September 30, 2015 WCS had $12.6 million outstanding pursuant to the facility and could borrow an additional $7.4 million under this facility, which matures in March 2016.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no loans to NL during the first nine months of 2015 under this facility, which as amended is due on demand, but in any event no earlier than September 30, 2016 and no later than December 31, 2016. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no borrowings from Kronos during the first nine months of 2015 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2016. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first nine months of 2015 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2014 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chairman of the Board and Chief Executive Officer, and Bobby D. O’Brien, our Director, President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below and in Note 15 to our Condensed Consolidated Financial Statements, please refer to Note 17 to our Consolidated Financial Statements included in our 2014 Annual Report and Note 15 to our Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarters ended March 31, and June 30, 2015.

ASARCO LLC v. NL Industries, Inc., et al.  (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864).  In October 2015, the 8th Circuit Court of Appeals granted NL’s motion to dismiss Asarco’s appeal.  The trial court’s indefinite stay therefore remains in place.

Consolidation Coal Company v. 3M Company, et al.  (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  In October 2015, the plaintiffs claims against NL were dismissed with prejudice.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2014 Annual report. There have been no material changes to such risk factors during the first nine months of 2015.

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

VALHI, INC.
(Registrant)
Date	November 6, 2015	/s/ Bobby D. O’Brien
Bobby D. O’Brien (President and Chief Financial Officer)

Date	November 6, 2015	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President, Controller and Chief Accounting Officer)