Form 10-K
period 2015-12-31
VALHI INC /DE/
filed 2016-03-11
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the fiscal year ended December 31, 2015

Commission file number 1-5467

VALHI, INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 233-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock ($.01 par value per share)	New York Stock Exchange

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

The aggregate market value of the 19.1 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2015 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $108.2 million.

As of March 4, 2016, 339,142,949 shares of the Registrant’s common stock were outstanding.

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

Our principal executive offices are located at Three Lincoln Center 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Our telephone number is (972) 233-1700. We maintain a worldwide website at www.valhi.net.

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. One of Contran’s wholly-owned subsidiaries held approximately 93% of Valhi’s outstanding common stock at December 31, 2015. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and Serena Simmons Connelly may be deemed to control Contran and us.

Key events in our history include:

•	1979—Contran acquires control of LLC;
•	1981—Contran acquires control of our other predecessor company;
•	1982—Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
•	1984—Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
•	1986—Contran acquires control of NL, which at the time owns 100% of Kronos and a 50% interest in Titanium Metals Corporation (“TIMET”);
•	1987—LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
•	1988—NL spins-off an entity that includes its investment in TIMET;
•	1995—WCS begins start-up operations;
•	1996—TIMET completes an initial public offering;
•	2003—NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
•	2004 through 2005—NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;
•	2007—We distribute all of our TIMET common stock to our shareholders through a stock dividend;
•	2008—WCS receives a license for the disposal of byproduct material and begins construction of the byproduct facility infrastructure;
•	2009—WCS receives a license for the disposal of Class A, B and C low-level radioactive waste (“LLRW”) and completes construction of the byproduct facility;
•	2010—Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%;
•	2011—WCS begins construction on its Compact and Federal “LLRW” and mixed LLRW disposal facilities;
•	2012—WCS completes construction of its Compact and Federal LLRW disposal facilities and commences operations at the Compact facility;
•	2012—In December we sell all of our remaining interest in TIMET and TIMET is no longer our affiliate;
•	2012—In December CompX completes the sale of its furniture components business;
•	2013—WCS commences operations at the Federal LLRW facility;

•

2013—In December we purchased an additional ownership interest in and became the majority owner of Basic Management, Inc. and The LandWell Company; both companies are now included in our Consolidated Financial Statements effective December 31, 2013;

•	2015—The first homes in our Cadence planned community were completed by third-party builders and sold to the public; and
•	2015—In November we entered into an agreement for the sale of WCS which is expected to close in the first half of 2016.

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

•	Competitive products and prices and substitute products, including increased competition from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	Potential difficulties in integrating future acquisitions;
•	Potential difficulties in upgrading or implementing new accounting and manufacturing software systems;
•	Potential consolidation of our competitors;
•	Potential consolidation of our customers;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;

•	The ability of our subsidiaries to pay us dividends;
•	The impact of current or future government regulations (including employee healthcare benefit related regulations);
•	Uncertainties associated with new product development and the development of new product features;
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar) or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro or other currencies;

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks);
•	Decisions to sell operating assets other than in the ordinary course of business;
•	The timing and amounts of insurance recoveries;
•	Our ability to renew, amend, refinance or establish credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
•	Our ultimate ability to utilize income tax attributes, the benefits of which may not presently have been recognized under the more-likely-than-not recognition criteria;
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

•	The ultimate resolution of pending litigation (such as NL’s lead pigment litigation, environmental and other litigation and Kronos’ class action litigation);
•	Our ability to comply with covenants contained in our revolving bank credit facilities;
•	Our ability to complete and comply with the conditions of our licenses and permits;
•	Our ability to successfully defend against any possible future challenge to WCS’ operating licenses and permits;
•	Unexpected delays in the operational start-up of shipping containers procured by WCS;
•	Changes in real estate values and construction costs in Henderson, Nevada;
•	Water levels in Lake Mead; and
•	Possible future litigation.

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

Segments

We have four consolidated reportable operating segments at December 31, 2015:

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

Component Products CompX International Inc.

We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine industry.

Waste Management Waste Control Specialists LLC

WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. WCS received a LLRW disposal license in September 2009. The Compact LLRW disposal facility commenced operations in 2012, and the Federal LLRW commenced operations in 2013.  We reached an agreement for the sale of our Waste Management Segment in November 2015.  See Note 3 to our Consolidated Financial Statements.

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

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3.0% since 1990.  Per capita consumption of TiO2 in Western Europe and the United States far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis.  We believe that Western Europe and North America currently account for approximately 20% and 18% of global TiO2 consumption, respectively.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

Products and End-use Markets

Including our predecessors, we have produced and marketed TiO2 in North America and Europe, our primary markets, for almost 100 years.  We believe that we are the largest producer of TiO2 in Europe with approximately one-half of our sales volumes attributable to markets in Europe.  The table below shows our market share for our significant markets, Europe and North America, for the last three years.

	2013	2014	2015
Europe	18%	18%	18%
North America	18%	17%	15%

We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2015.  Overall, we are one of the top five producers of TiO2 in the world.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  We ship TiO2 to our customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of our core TiO2 pigments represented approximately 90% of our net sales in 2015.  We and our agents and distributors primarily sell our products in three major end-use markets: coatings, plastics and paper.

The following tables show our approximate TiO2 sales volume by geographic region and end use for the year ended December 31, 2015:

Sales volumes percentages by geographic region		Sales volumes percentages by end-use
Europe	52%	Coatings	55%
North America	29%	Plastics	31%
Asia Pacific	8%	Other	9%
Rest of World	11%	Paper	5%

Some of the principal applications for our products include the following.

TiO2 for coatings - Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings.  The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired.  In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our net sales in 2015:

●

We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants.  We believe that we have a significant competitive advantage because our mines supply our feedstock requirements for all of our European sulfate-process plants.  We also sell ilmenite ore to third parties, some of whom are our competitors, and we sell an ilmenite-based specialty product to the oil and gas industry.  The mines have estimated ilmenite reserves that are expected to last at least 50 years.

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

Manufacturing, operations and properties

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments, and in 2015, chloride process production facilities represented approximately 49% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

We produced 528,000 metric tons of TiO2 in 2015, up from the 511,000 metric tons we produced in 2014.  Our production amounts include our share of the output produced by our TiO2 manufacturing joint venture discussed below in “TiO2 Manufacturing Joint Venture.”  Our average production capacity utilization rates were approximately 86%, 92% and 95% of capacity in 2013, 2014 and 2015, respectively.  Our production utilization rates in 2013 were impacted by the previously-reported lockout at our Canadian production facility that began in June 2013.  We operated our Canadian plant at approximately 15% of the plant’s capacity with non-union management employees during the lockout.  Our production rates in 2014 were also impacted by such lockout, as restart of production at the facility did not begin until February 2014.  Our production rates in 2014 and in the first quarter of 2015 were also impacted by the implementation of certain productivity-enhancing improvement projects at other facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, we have a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Our production capacity in 2015 was 555,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of our expected 2016 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	39%	25%
Nordenham, Germany	TiO2 production, sulfate process, co-products	—	39
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	—
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	23
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	13
Lake Charles, LA, US (3)	TiO2 production, chloride process	19	—
Total		100%	100%

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

Our production capacity has increased by approximately 12% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that our annual attainable production capacity for 2016 is approximately 555,000 metric tons, and we currently expect our production capacity rate will be at near-capacity levels in 2016.

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

TiO2 Manufacturing Joint Venture

Kronos Louisiana, Inc., one of our subsidiaries, and Tioxide each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P., or LPC.  LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana.  We and Huntsman share production from the plant equally pursuant to separate offtake agreements, unless we and Huntsman otherwise agree (such as in 2015, when we purchased approximately 52% of the production from the plant).

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

The joint venture is not consolidated in our financial statements, because we do not control it.  We account for our interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture.  We are required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Huntsman with the exception of feedstock (purchased natural rutile ore or slag) and packaging costs for the pigment grades produced.  Our share of net costs is reported as cost of sales as the TiO2 is sold.  See Note 7 to our Consolidated Financial Statements.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that expires at the end of 2018, subject to two-year renewal periods if both parties agree.  We also purchase upgraded slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that expires at the end of 2019.  We purchase natural rutile ore under contracts primarily from Iluka Resources, Limited and Sierra Rutile Limited, all of which expire in 2016.  In the past we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts, and contracts that we may enter into, will meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2015.  We expect ilmenite production from our mines to meet our European sulfate process feedstock requirements for the foreseeable future.  For our Canadian sulfate process plant, we purchase sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice.  We expect the raw materials purchased under these contracts, and contracts that we may enter into, to meet our sulfate process feedstock requirements over the next several years.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase.  The pricing under these agreements is generally negotiated quarterly.

The following table summarizes our raw materials purchased or mined in 2015.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants—
Purchased slag or rutile ore	451
Sulfate process plants:
Ilmenite ore mined and used internally	323
Purchased slag	10

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

We sell a majority of our products through our direct sales force operating from six sales offices in Europe and one sales office in North America.  We also utilize sales agents and distributors who are authorized to sell our products in specific geographic areas.  In Europe, our sales efforts are conducted primarily through our direct sales force and our sales agents.  Our agents do not sell any TiO2 products other than Kronos® brand products.  In North America, our sales are made primarily through our direct sales force and supported by a network of distributors.  In addition to our direct sales force and sales agents, many of our sales agents also act as distributors to service our smaller customers in all regions.  We offer customer and technical service to the customers who purchase our products through distributors as well as to our larger customers serviced by our direct sales force.

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2015 (Behr Process Corporation – 10%).  Our largest ten customers accounted for approximately 34% of sales in 2015.

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

Competition

The TiO2 industry is highly competitive.  We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service.  During 2015, we had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are The Chemours Company, or Chemours (which was spun-off from E.I. du Pont de Nemours & Co. into a separate publicly-traded company in 2015); Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; and Tronox Incorporated.  The top five TiO2 producers (i.e. we and our four principal competitors) account for approximately 56% of the world’s production capacity.  Huntsman completed its purchase of the TiO2 business of Sachtleben Chemie GmbH in 2014, and has also announced its intent to exit the TiO2 business by December 31, 2016.  In February 2015, Huntsman announced a plan to reduce its TiO2 capacity by approximately 100,000 metric tons at one of its European sulfate process facilities.  In August 2015, Chemours announced plans to close its plant in Delaware and shut down a production line at its facility in Tennessee, reducing its overall capacity by approximately 150,000 metric tons.

The following chart shows our estimate of worldwide production capacity in 2015:

Worldwide production capacity—2015
Chemours	17%
Huntsman	12%
Cristal	12%
Kronos	8%
Tronox	7%
Other	44%

Chemours has over one-half of total North American TiO2 production capacity and is our principal North American competitor.

Over the past ten years, we and our competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants in France, the United States, the United Kingdom and China.  Chemours has announced the scheduled production start-up of a 200,000 metric ton line at its plant in Mexico in mid-2016.  Although overall industry demand is expected to be generally higher in 2016 as compared to 2015 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity.  We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving our chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications.  Our expenditures for these activities were approximately $18 million in 2013, $19 million in 2014 and $16 million in 2015.  We expect to spend approximately $14 million on research and development in 2016.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles.  Since 2010, we have added seven new grades for pigments and other applications.

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

Employees

As of December 31, 2015, we employed the following number of people:

Europe	1,890
Canada	345
United States (1)	45
Total	2,280
(1)	Excludes employees of our Louisiana joint venture

Certain employees at each of our production facilities are organized by labor unions.  In Europe, our union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, our union employees are covered by a collective bargaining agreement that expires in June 2018.  At December 31, 2015, approximately 87% of our worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

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

Our U.S. manufacturing operations are governed by federal, state and local environmental and worker health and safety laws and regulations.  These include the Resource Conservation and Recovery Act, or RCRA, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended by the Superfund Amendments and

Reauthorization Act, or CERCLA, as well as the state counterparts of these statutes.  Some of these laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of, and were not responsible for, such contamination.  These laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person.  Although we have not incurred and do not currently anticipate any material liabilities in connection with such environmental laws, we may be required to make expenditures for environmental remediation in the future.

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

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $6.9 million in 2015 and are currently expected to be approximately $9 million in 2016.

COMPONENT PRODUCTS SEGMENT—COMPX INTERNATIONAL INC.

Business Overview

Through our majority-controlled subsidiary, CompX, we are a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls, and trim tabs for the recreational marine industry.  Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

Manufacturing, Operations and Products

Security Products. CompX’s security products reporting unit manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electronic circuit panels, storage compartments and gas station security.  CompX’s security products reporting unit has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois shared with its marine components reporting unit.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) TuBar® and Turbine™; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of our security products reporting unit’s sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith and smaller original equipment manufacturer distributors via our STOCK LOCKS® distribution program.

Marine Components.  CompX’s marine components reporting unit manufactures and distributes stainless steel exhaust components, gauges, throttle controls, trim tabs, hardware and accessories primarily for performance and ski/wakeboard boats.  CompX’s marine components reporting unit has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois shared with its security products reporting unit.  Our specialty marine component products are high-precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high-performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	steering wheels and other billet aluminum accessories; and
•	dash panels, LED lighting, wire harnesses and other accessories.

Our Component Products Segment operated three manufacturing facilities at December 31, 2015 as shown below. For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Facility Name	Reporting Unit	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(2)	MC	Neenah, WI	95,000
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500
(1)	ISO-9001 registered facilities
(2)	ISO-9002 registered facility

Raw Materials

CompX’s primary raw materials are:

•	zinc and brass (used in the security products reporting unit for the manufacture of locking mechanisms); and
•

stainless steel (used primarily in the marine components reporting unit for the manufacture of exhaust headers and pipes), aluminum (used for the manufacture of throttles and trim tabs), and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of CompX’s total cost of sales for 2015.  Total material costs, including purchased components, represented approximately 48% of CompX’s cost of sales in 2015.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent.  We periodically enter into such arrangements for zinc and brass.  Following a general softening of commodity metal markets during 2015, we expect commodity-related raw material prices to remain relatively stable during 2016; however, these raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than 1 year to 17 years at December 31, 2015.  Our major trademarks and brand names in addition to CompX® include:

Security Products		Marine Components
CompX® Security Products™ National Cabinet Lock® Fort Lock® Timberline® Lock Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock®	Lockview® System 64® SlamCAM® RegulatoR® CompXpress® GEM®	Custom Marine® Livorsi® Marine Livorsi II® Marine CMI Industrial® Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® CompX Marine® Vantage View® GEN-X®

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

In addition to sales to large OEM customers, a substantial portion of our security products reporting unit’s sales are made through distributors.  We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel.  We support our locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace.  These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2015, our ten largest customers, all customers of our security products reporting unit, accounted for approximately 48% of our total sales.  United States Postal Service and Harley Davidson accounted for approximately 13% and 12%, respectively, of total sales for the year ended December 31, 2015.  Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

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

Employees

As of December 31, 2015, we employed 512 people, all in the United States.  We believe our labor relations are good at all of our facilities.

WASTE MANAGEMENT SEGMENT—WASTE CONTROL SPECIALISTS LLC

On November 18, 2015, we entered into an agreement with Rockwell Holdco, Inc. ("Rockwell"), for the sale of WCS to Rockwell for $270 million in cash, $20 million face amount in Series A Preferred Stock of Rockwell plus the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement.  Additionally, Rockwell and its affiliates will assume all financial assurance obligations related to the WCS business.  We have agreed to covenants relating to our Waste Management Segment’s conduct of its business until the closing of the sale.  Rockwell is the parent company of EnergySolutions, Inc.   Completion of the sale is subject to certain customary closing conditions, including the receipt of U.S. anti-trust approval, and is expected to close in the first half of 2016, assuming all closing conditions are satisfied.  There can be no assurance that any such sale of WCS would be completed.  See Note 3 to our Consolidated Financial Statements.

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

We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the third quarter of 2008, and this facility began disposal operations in October 2009. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012. The Federal LLRW site was fully certified and operational in September 2012 and received its first waste for disposal in 2013.

Facility, Operations and Services

Our Waste Management Segment operates one waste management facility located on a 1,338-acre site in West Texas. The facility is permitted for 3.8 million cubic yards of airspace landfill capacity for the disposal of RCRA, Toxic Substance Control Act (“TSCA”), Byproduct and LLRW and mixed LLRW wastes. We also own approximately 13,000 acres of additional land surrounding the permitted site, a small portion of which is located in New Mexico, which is available for future expansion. We believe our facility has superior geological characteristics which make it an environmentally-desirable location for this type of waste disposal. The facility is located in a relatively remote and arid section of West Texas. The possibility of leakage into any underground water table is considered highly remote because the ground is composed of Triassic red bed clay, and we do not believe there are any underground aquifers or other usable sources of water below the site based in part on extensive drilling by the oil and gas industry and our own test wells. Pursuant to the requirements of WCS’ LLRW disposal license, the State of Texas, acting by and through the TCEQ, owns the real property for WCS’ licensed “compact waste disposal facility” and leases it back to WCS; and WCS owns the real property for its licensed “federal waste disposal facility”. The remainder of WCS’ permitted site, and the Texas portion of the surrounding land described above, is subject to the sale-leaseback transaction WCS entered into with the County of Andrews, Texas, as discussed in Note 9 to our Consolidated Financial Statements.

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

•

RCRA/Exempt. Our Waste Management Segment has permits from the TCEQ to accept hazardous wastes governed by RCRA, for treatment, storage and/or disposal. In March 2015, we submitted our renewal application for our RCRA permit for a new ten-year period.  The application is still pending, but we are permitted to continue to accept hazardous waste governed by RCRA while under review.  We have obtained additional authority to dispose of certain categories of LLRW, including naturally-occurring radioactive material (“NORM”) and waste that is exempt from radioactive waste disposal regulations (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing). Waste disposed of under these permits and authorizations are disposed of in what we call the “RCRA landfill.”

•

TSCA. Our Waste Management Segment has permits from the U.S. Environmental Protection Agency (“EPA”) to accept toxic wastes governed by TSCA for treatment, storage and/or disposal.  In May 2015, we submitted our application for renewal of our five-year TSCA authorization for a new five-year period beginning in 2015 (which application is still pending, but we are permitted to continue to accept toxic waste pending receipt of the new five-year authorization), and in 2012 our TSCA authorization was amended to include our Federal LLRW disposal facility.

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

Sales

Our Waste Management Segment’s target customers are industrial companies, including nuclear utilities, chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate low-level radioactive, hazardous, mixed low-level radioactive and other wastes. We employ our own salespeople to market our services to potential customers. During 2015, we had sales to five customers that exceed 10% of our net sales: Exelon Generation (19%), U.S. Department of Energy (16%), Nuclear Waste Partnership (12%), Arizona Public Service (12%), and Zion Solutions (11%).  We have long-term agreements with many of our customers.

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

Facilities that dispose of LLRW, mixed LLRW and exempt waste, such as our facility in Texas, are generally subject to the following requirements: (i) commercial LLRW  disposal facilities can only be licensed by the NRC or states that have an agreement with NRC to assume portions of its regulatory authority (“Agreement States”); (ii) the facilities must be designed, constructed and operated to meet strict safety standards and (iii) the operator of a facility must extensively characterize the site on which the facility is located and analyze how the facility will perform for thousands of years into the future.  Further, certain LLRW disposal sites are restricted from accepting Class B or C LLRW from generators located in states which do not have a formal agreement with the state in which the disposal facility is located (the “Compact”).  Our facility may accept Class B or C LLRW from generators that are not located in a Compact.

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

Regulatory and Environmental Matters

While the waste management industry has benefited from increased governmental regulation, it has also become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires waste management businesses to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the granting of permits. In addition, governmental policies and the exercise of broad discretion by regulators are subject to change. It is possible our ability to modify, obtain or retain permits on a timely basis could be impaired in the future. The loss of an individual permit or the failure to modify or obtain a permit could have a significant impact on our Waste Management Segment’s future operating plans, financial condition, results of operations or liquidity, especially because we only operate one disposal site. For example, adverse decisions by governmental authorities on our permit applications could cause us to abandon projects, prematurely close our facility or restrict operations. See “Facility, Operations and Services” above for a discussion of some of our Waste Management Segment’s permits. Our RCRA permit for the RCRA landfill renewal was filed in March 2015 and is under review.  The TSCA authorization for the RCRA landfill and Federal LLRW disposal facility was filed in May 2015 and is under review. We believe our permits will be renewed in the ordinary course of business.  Our byproduct material disposal license expires in 2018 and our LLRW disposal license expires in 2024. Our RCRA permit for the Federal LLRW disposal facility expires in 2018. Our LLRW treatment/storage license was combined into one license with our LLRW disposal license and now expires in 2024. Such permits, licenses and authorizations can be renewed subject to compliance with the requirements of the application process and approval by the TCEQ or the EPA, as applicable.

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

Employees

At December 31, 2015, WCS had 196 employees. We believe our labor relations are good.

REAL ESTATE MANAGEMENT AND DEVELOPMENT SEGMENT—BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY

Business Overview

We acquired a controlling interest in our Real Estate Management and Development Segment in December 2013. Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. We also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. BMI owns an additional 50% interest in LandWell. In December 2013 we completed the acquisition of an additional 31% ownership interest in BMI and 15% ownership interest in LandWell. We completed this acquisition to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership of LandWell to 27%, which also resulted in our control of 77% of LandWell including the 50% ownership interest held by BMI. See Notes 3 and 7 to our Consolidated Financial Statements.

Operations and Services

Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004).  Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling over 1,200 acres of retail, light industrial, commercial and residential projects in the Henderson, Nevada area. However, a substantial portion of such projects, had been completed prior to the 2008 economic downturn which was particularly acute in the Las Vegas area real estate market which includes Henderson. Following such economic downturn, LandWell’s land sales were substantially reduced as compared to prior years, and LandWell did not recognize any material amount of land sales in the 2008 to 2013 time period. During this time period, LandWell focused primarily on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on such project began in 2007, but LandWell delayed significant development efforts until economic conditions had improved. As general economic conditions improved in 2011 and 2012, LandWell began intensive development efforts of the residential/planned community in 2013 (with LandWell acting as the master developer for all such development efforts). We market and sell our residential/planned community to established home builders in tracts of land that are pre-zoned for a maximum number of home lots. We support the builders efforts to market and sell specific residential homes within our residential/planned community through joint marketing campaign and community wide education efforts.

In addition, BMI delivers utility services to an industrial park located in Henderson, Nevada and also delivers water to the city of Henderson and various other users through a water delivery system owned by BMI.

Sales

Through December 31, 2015, LandWell has closed or entered into escrow on approximately 410 acres of the residential/planned community and certain other acreage.  Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in Accounting Standards Codification (“ASC”) Topic 976. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, consisting primarily of the residential/planned community.

Our Real Estate Management and Development Segment’s sales consist principally of land sales and water and electric delivery fees.  During 2015 we had sales to four customers that each exceeded 10% of our net sales: Richmond Homes of Nevada (27%), LV East Gibson, LLC (17%) and Prologis, L.P. (11%) all relate to land sales; the City of Henderson (15%) relates to our water delivery services.

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

Employees

At December 31, 2015, BMI had 24 employees. We believe our labor relations are good.

OTHER

NL Industries, Inc.—At December 31, 2015, NL owned 87% of CompX and 30% of Kronos. NL also owns 100% of EWI RE, Inc., an insurance brokerage and risk management services company and also holds certain marketable securities and other investments. See Note 16 to our Consolidated Financial Statements for additional information.

Tremont LLC—Tremont is primarily a holding company through which we hold our 63% ownership interest in BMI and our 77% ownership interest in LandWell. Such 77% ownership interest in LandWell includes 27% we hold through our ownership of Tremont and 50% held by a subsidiary of BMI. Tremont also owns 100% of Tall Pines Insurance Company, an insurance company that also holds certain marketable securities and other investments.  See Note 16 to our Consolidated Financial Statements.

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

We and other entities that may be deemed to be controlled by or affiliated with Ms. Simmons and Ms. Connelly routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, we perceive to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. In some instances we actively manage the businesses we acquire with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, we have disposed of our interest in a company prior to gaining control. We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

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

The global market in which we operate our Chemicals Segment’s business is concentrated with the top five TiO2 producers accounting for over 50% of the world’s production capacity and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs.  In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in our Chemicals Segment’s TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability.  If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels.  We experienced significantly higher ore costs in 2012 which carried over into 2013.  We have seen moderation in the purchase cost of third-party feedstock ore in 2013 and throughout 2014 and 2015, but such reductions did not begin to be significantly reflected in our cost of sales until the third quarter of 2013.  We may also experience higher operating costs such as energy costs, which could affect our profitability.  We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Our Chemicals Segment has long-term supply contracts that provide for our TiO2 feedstock requirements that currently expire through 2019.  While we believe we will be able to renew these contracts, there can be no assurance we will be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration.  Our current agreements (including those entered into through February 2016) require us to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $865 million in years subsequent to December 31, 2015.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $147 million at December 31, 2015.  Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Certain of the raw materials used in our Component Products Segment’s products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

We could incur significant costs related to legal and environmental remediation matters.

NL formerly manufactured lead pigments for use in paint.  NL and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints.  These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.  The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  As with all legal proceedings, the outcome is uncertain.  Any liability we might incur in the future could be material.  See also Item 3 - “Legal Proceedings - Lead Pigment Litigation - NL.”

Certain properties and facilities used in NL’s former operations are the subject of litigation, administrative proceedings or investigations arising under various environmental laws.  These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources.  Some of these proceedings involve claims for substantial amounts.  Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated.  Any liability we might incur in the future could be material.  See also Item 3 - “Legal Proceedings - Environmental Matters and Litigation.”

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

Our Component Products Segment relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain our intellectual property rights in our technology and designs.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated.  Others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.  Further, we do not know if any of our pending trademark or patent applications will be approved.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights.  In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

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

We have a significant amount of debt, primarily related to Kronos’ term loan, our loan from Contran Corporation, our loans from Snake River Sugar Company and the WCS financing capital lease. As of December 31, 2015, our total consolidated debt was approximately $960.5 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with our indebtedness, we are committed to pay approximately $524.6 million in 2016. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under certain of our revolving credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We operate production facilities in several countries.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means, including emissions permits and/or energy taxes.  In several of our production facilities, we consume large amounts of energy, primarily electricity and natural gas.  To date, the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if further greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits.  If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We along with our subsidiaries: Kronos, CompX, WCS and NL lease office space through Contran for our principal executive offices in Dallas, Texas. Our BMI and LandWell subsidiaries’ principal offices are in an owned building in Henderson, Nevada. A list of operating facilities for each of our subsidiaries is described in the applicable business sections of Item 1—“Business.” We believe our facilities are generally adequate and suitable for their respective uses.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

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

In one of these lead pigment cases, in April 2000 NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al; (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and seeks its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding NL, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, we filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, NL filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court. NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and we will defend vigorously against all claims.

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

Certain properties and facilities used in NL’s former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law.  Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to CERCLA, and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States EPA’s Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated.  In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2014 and 2015, we have not recognized any material receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which NL’s wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations. At December 31, 2015, NL had accrued approximately $113 million related to approximately 42 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $166 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2015, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not we actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2006, NL and several other PRPs received a Unilateral Administrative Order (UAO) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936.  Doe Run is also named in the Order.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement.  In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run.  In the fourth quarter of 2013, Doe Run completed the remainder of the construction work. A Removal Action Report and Post-Removal Site Control plan is expected to be submitted to the EPA by Doe Run in 2016.

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

In September 2008, NL received a Special Notice letter from the EPA for liability associated with the Tar Creek Superfund site in Ottawa County, Oklahoma (Tar Creek) and a demand for related past and future costs.  NL responded with a good-faith offer to pay certain of the EPA’s past costs and to complete limited work in the areas in which NL operated.  In October 2008, NL received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site.  In November 2015, the United States Department of Justice lodged with the federal court a fully-executed consent decree between the United States, the State of Oklahoma and NL that resolves the claims of the United States and the State of Oklahoma for past and future cleanup costs at Tar Creek.  The consent decree will become effective after it has been reviewed and officially approved by the federal court.

In August 2009, NL was served with a complaint in Raritan Baykeeper, Inc.  d/b/a NY/NJ Baykeeper et al. v.  NL Industries, Inc.  et al.  (United States District Court, District of New Jersey, Case No.  3:09-cv-04117).  This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from NL’s former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs.  NL has denied liability and will defend vigorously against all claims.

In June 2011, NL was served in ASARCO LLC v.  NL Industries, Inc., et al.  (United States District Court, Western District of Missouri, Case No.  4:11-cv-00138-DGK).  The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S.  Government during its Chapter 11 bankruptcy in relation to the Tar Creek site, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri.  NL has denied liability and will defend vigorously against all of the claims.  In the second quarter of 2012, NL filed a motion to stay the case.  In the first quarter of 2013, NL’s motion was granted and the court entered an indefinite stay.  In the first quarter of 2015, Asarco was granted permission to seek an interlocutory appeal of that stay order.  In March 2015, the Eighth Circuit Court of Appeals denied Asarco’s request for an interlocutory appeal of the stay order and the trial court’s indefinite stay remains in place.

In September 2011, NL was served in ASARCO LLC v.  NL Industries, Inc., et al.  (United States District Court, Eastern District of Missouri, Case No.  4:11-cv-00864).  The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Southeast Missouri Mining District.  In May 2015, the trial court on its own motion entered an indefinite stay of the litigation.  In June 2015, Asarco filed an appeal of the stay in the Eighth Circuit Court of Appeals.  NL has moved to dismiss that appeal as improperly filed.  In October 2015, the Eighth Circuit Court of Appeals granted NL’s motion to dismiss Asarco’s appeal and the trial court’s indefinite stay remains in place.

In July 2012, NL was served in EPEC Polymers, Inc., v.  NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB).  The plaintiff, a landowner of property located across the Raritan River from NL’s former Sayreville, New Jersey operation, claims that contaminants from NL’s former Sayreville operation came to be located on its land.  The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act.  NL has denied liability and will defend vigorously against all of the claims.

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

See also Item 1 “Regulatory and Environmental Matters” and Note 17 to our Consolidated Financial Statements.

Other—We have also accrued approximately $7.4 million at December 31, 2015 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Common Stock and Dividends—Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of March 4, 2016, there were approximately 2,000 holders of record of our common stock. The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated. On March 4, 2016 the closing price of our common stock was $1.59.

	High	Low	Cash dividends paid
Year ended December 31, 2014
First Quarter	$16.40	$8.82	$.05
Second Quarter	8.08	4.99	.02
Third Quarter	7.95	6.53	.02
Fourth Quarter	6.41	4.81	.02
Year ended December 31, 2015
First Quarter	$6.54	$5.31	$.02
Second Quarter	7.10	5.66	.02
Third Quarter	5.31	1.89	.02
Fourth Quarter	2.81	1.21	.02
First Quarter 2016 through March 6	$1.59	$.93	$—

We paid regular quarterly cash dividends of $.05 per share the first quarter of 2014. In May 2014, after considering our results of operations, financial conditions, cash requirements for our businesses and our current expectations regarding reduced aggregate dividend distributions to be received from our subsidiaries, our Board of Directors reduced our regular quarterly dividend to $.02 per share effective with the second quarter 2014 dividend payment and such $.02 cash dividend per share was paid in the second, third and fourth quarters of 2014 and throughout 2015. In February 2016, our board of directors declared a first quarter 2016 dividend of $.02 per share to be paid on March 24, 2016 to stockholders of record as of March 7, 2016. However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual or other requirements and restrictions and other factors deemed relevant by our Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph—Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2010 through December 31, 2015. The graph shows the value at December 31 of each year assuming an original investment of 100 at December 31, 2010, and assumes the reinvestment of our regular quarterly dividends in shares of our stock.

	December 31,
	2010	2011	2012	2013	2014	2015
Valhi common stock	$100	$276	$174	$248	$92	$20
S&P 500 Composite Stock Price Index	100	102	118	157	178	181
S&P 500 Industrial Conglomerates Index	100	101	121	170	172	202

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

Equity Compensation Plan Information—We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2015, an aggregate of 166,500 shares were available for future award under this plan. See Note 14 to our Consolidated Financial Statements.

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

	Years ended December 31,
	2011	2012	2013(1)	2014(1)	2015(1)
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$1,943.3	$1,976.3	$1,732.4	$1,651.9	$1,348.8
Component products	79.8	83.2	92.0	103.9	109.0
Waste management	2.0	27.8	39.2	66.5	45.0
Real estate management and development(1)	—	—	—	40.3	30.1
Total net sales	$2,025.1	$2,087.3	$1,863.6	$1,862.6	$1,532.9
Operating income (loss):
Chemicals	$553.0	$366.8	$(125.4)	$156.8	$7.1
Component products	6.4	5.4	9.3	13.6	14.0
Waste management	(38.0)	(26.8)	(22.6)	(2.2)	(26.5)
Real estate management and development(1)	—	—	—	2.0	—
Total operating income (loss)	$521.4	$345.4	$(138.7)	$170.2	$(5.4)
Net income (loss)	$295.0	$222.1	$(126.9)	$79.5	$(171.1)
Amounts attributable to Valhi stockholders:
Income (loss) from continuing operations	$214.5	$141.4	$(98.0)	$53.8	$(133.6)
Income from discontinued operations(4)	3.0	18.4	—	—	—
Net income(loss)	$217.5	$159.8	$(98.0)	$53.8	$(133.6)
DILUTED EARNINGS PER SHARE DATA:
Net income (loss) attributable to Valhi stockholders:
Income from continuing operations	$.63	$.41	$(.29)	$.16	$(.39)
Income (loss) from discontinued operations(4)	.01	.06	—	—	—
Net income (loss)	$.64	$.47	$(.29)	$.16	$(.39)
Cash dividends	$.158	$.192	$.20	$.11	$.08
Weighted average common shares outstanding	342.1	342.0	342.0	342.0	342.0
STATEMENTS OF CASH FLOW DATA:
Cash provided by (used in):
Operating activities	$292.4	$71.9	$117.1	$67.3	$22.5
Investing activities	(220.9)	100.9	(56.2)	(55.1)	(57.0)
Financing activities	(299.8)	96.0	(286.2)	110.2	(10.6)
BALANCE SHEET DATA (at year end):
Total assets (2)(3)	$2,814.8	$3,151.5	$2,951.7	$2,945.2	$2,537.4
Long-term debt (2)	716.2	876.5	741.7	919.7	951.0
Valhi stockholders’ equity	657.2	733.6	601.3	477.6	268.7
Total equity	993.0	1,091.7	992.8	813.9	526.9
(1)

In December 2013 we acquired a controlling interest in BMI, Inc. and The LandWell Company and they are included in our Consolidated Balance Sheet beginning at December 31, 2013, and in our Consolidated Statement of Operations beginning January 1, 2014.  See Note 3 to our Consolidated Financial Statements.

(2)

Prior period amounts have been reclassified to reflect the change in the balance sheet classifications of unamortized debt issuance costs effective December 31, 2015.  See Note 18 to our Consolidated Financial Statements.  As a result, deferred financing costs of $1.2 million at December 31, 2011, $4.0 million at December 31, 2012, $.1 million at December 31, 2013 and $5.1 million at December 31, 2014, previously recognized as a noncurrent asset, are now classified as a direct deduction from the carrying value of its related debt liability.

(3)

Prior period amounts have been reclassified to reflect the change in the balance sheet classification of deferred income taxes effective December 31, 2015.  See Note 18 to our Consolidated Financial Statements.  As a result, total assets decreased as compared to previously reported amounts by $22.0 million at December 31, 2011, $15.0 million at December 31, 2012, $15.4 million at December 31, 2013 and $16.9 million at December 31, 2014.

(4)	In 2012, CompX sold its furniture components operations for a gain, net of income taxes and noncontrolling interest, of $15.7 million, which is included in discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●

Component Products—We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine industry.

●

Waste Management—WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. WCS received a low-level radioactive waste (“LLRW”) disposal license in September 2009. The Compact LLRW disposal facility commenced operations in 2012, and the Federal LLRW site commenced operations in 2013. We reached an agreement to sell our Waste Management Segment in November 2015.  See Note 3 to our Consolidated Financial Statements.

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

Income (Loss) from Operations Overview

Year Ended December 31, 2014 Compared to Year Ended December 31, 2015—

We reported a net loss attributable to Valhi stockholders of $133.6 million or $.39 per diluted share in 2015 compared to net income attributable to Valhi stockholders of $53.8 million or $.16 per diluted share in 2014.

Our net income (loss) attributable to Valhi stockholders decreased from 2014 to 2015 primarily due to the net effects of:

●

the recognition of an aggregate $159.0 million non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations primarily in the second quarter of 2015;

●

lower operating income from our Chemicals Segment in 2015 compared to 2014, in part due to a charge associated with the implementation of certain workforce reductions primarily in the second quarter  of 2015;

●	higher operating losses at our Waste Management segment in 2015; and
●	higher insurance recoveries in 2014.

Our diluted loss per share attributable to Valhi stockholders in 2015 includes:

●	the recognition of the non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations aggregating a charge of $.27;

●	a charge of $.03 related to our Chemicals Segment’s accrued workforce reduction costs; and
●	income of $.01 related to income from insurance recoveries.

Our diluted earnings per share attributable to Valhi stockholders in 2014 includes:

●	an aggregate non-cash income tax benefit of $.01 (mostly in the second quarter) related to a net reduction in our reserve for uncertain tax positions; and
●	insurance recoveries of $.03.

We discuss these amounts more fully below.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014—

We reported a net income attributable to Valhi stockholders of $53.8 million or $.16 per diluted share in 2014 compared to a net loss attributable to Valhi stockholders of $98.0 million or $.29 per diluted share in 2013.

Our net income attributable to Valhi stockholders increased from 2013 to 2014 primarily due to the net effects of:

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

●	a loss on the prepayment of debt in 2013;
●	lower environmental remediation and related expenses in 2014;
●	higher insurance recoveries recognized in 2014;
●	a lower operating loss at our Waste Management segment in 2014; and
●	inclusion of operating income from our Real Estate Management and Development Segment beginning January 1, 2014.

Our diluted earnings per share attributable to Valhi stockholders in 2014 includes:

●	an aggregate non-cash income tax benefit of $.01 (mostly in the second quarter) related to a net reduction in our reserve for uncertain tax positions; and
●	insurance recoveries of $.03.

Our diluted loss per share attributable to Valhi stockholders in 2013 includes:

●	a gain of $.14 related to our purchase of a controlling interest in BMI and LandWell in December 2013;
●	insurance recoveries of $.02;
●	a charge of $.01 related to the voluntary prepayments of the entire $390 million principal amount of Kronos’ term loan; and
●	a charge of $.05 related to a litigation settlement of Kronos.

We discuss these amounts more fully below.

Current Forecast for 2016—

We currently expect to report higher net income attributable to Valhi stockholders for 2016 as compared to 2015 primarily due to the net effects of:

●	the 2015 recognition of an aggregate $159.0 non-cash deferred income tax asset valuation allowance related to the Chemicals Segment’s German and Belgium operations
●

operating income from our Chemicals Segment in 2016 as compared to an operating loss in 2015, in part due to anticipated costs savings as a result of its workforce reductions and other cost reduction initiatives;

●	lower operating losses at WCS in 2016 as we expect more revenue from the Compact and Federal LLRW disposal facilities during 2016;
●	lower operating income from our Component Products Segment as we anticipate lower security product sales due to the completion of a large contract during 2015; and
●	lower expected insurance recoveries received in 2016 compared to 2015.

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

At December 31, 2015, the carrying value (which equals their fair value) of substantially all of our marketable securities approximated the cost basis of each investment. Our investment in The Amalgamated Sugar Company LLC represents approximately 97% of the aggregate carrying value of all of our marketable securities at December 31, 2015 and its $250 million carrying value is equal to its cost basis.

●

Goodwill—Our net goodwill totaled $379.7 million at December 31, 2015 resulting primarily from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

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

We performed our annual goodwill impairment test in the third quarter of 2015 for each of our reporting units and concluded there was no impairment of the goodwill for those reporting units. The impairment test as it relates to our security products reporting unit was based on our qualitative assessment, and as a result a quantitative assessment was not required for such reporting unit for 2015. When we performed our annual goodwill impairment test in the third quarter of 2015 for our Chemicals Segment goodwill we concluded there was no impairment of such goodwill.  However, future events and circumstances could change (i.e. a significant decline in quoted market prices) and result in a materially different finding which could result in the recognition of a material impairment with respect to such goodwill.

●

Long-lived assets—We assess our long-lived assets, consisting principally of property, equipment, land held for development and capitalized operating permit costs for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist. As a result of continued operating losses, certain long-lived assets of our Waste Management Segment were evaluated for impairment as of December 31, 2015. WCS has had limited operations as it sought regulatory approval for several licenses it needs for full scale operations. WCS obtained a byproduct disposal license in 2008 and began disposal operations in October 2009. In January 2010 WCS received a LLRW disposal permit. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012 and commenced operations in the second quarter of 2013. Revenues in 2013 dropped significantly in the latter half of 2013 and the first half of 2014 as customers were unable to ship waste to WCS as a result of an industry-wide shortage of approved shipping containers. WCS ordered three shipping containers in 2012 which were placed into service in 2014. Shipping volumes increased significantly in the third and fourth quarters of 2014 reflecting the industry-wide easing of transportation issues and WCS had positive gross margins on an annual basis in 2014 for the first time in its history. Shipments were negatively impacted by availability of certain classifications of waste shipping containers to us during the latter part of the second quarter of 2015.  In July 2015 we entered into an exclusive leasing arrangement to secure dedicated access to two such containers although fully implementing these containers into our shipping schedules has been slower than we anticipated.  In November 2015 we secured the availability of certain shipping containers which had previously been unavailable to us.  Our impairment analysis is based on estimated future undiscounted cash flows of WCS’ operations, and this analysis indicated no impairment was present at December 31, 2015 and that the carrying value of WCS is recoverable as the aggregate future undiscounted cash flow estimate exceeded the carrying value of WCS’ net assets by at least two times. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as the timing and amounts of revenue associated with our LLRW facilities, forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, if our future cash flows from operations less capital expenditures were to drop significantly (approximately 75% or more) below our current expectations, it is reasonably likely we would conclude an impairment was present. At December 31, 2015 the carrying value of WCS’ total assets was $231.9 million. In additional as noted in Note 3 to our Consolidated Financial Statements we reached an agreement to sell the entirety of our Waste Management Segment in November 2015 for cash consideration of $270 million, $20 million face amount preferred stock and the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement and such third-party consideration is in excess of our carrying amount of WCS’ total assets at December 31, 2015.

No other long-lived assets in our other reporting units were tested for impairment during 2015 because there were no circumstances indicating an impairment might exist.

●

Intangible assets— Upon acquiring a controlling interest in our Real Estate Management and Development segment in December 2013, we recognized an indefinite-lived customer relations intangible asset of $5.1 million for long-term contracts related to water delivery services to the City of Henderson, Nevada and various other users through a water system owned by BMI.  These contracts generally span many years and feature automatic renewing provisions.  The City of Henderson water delivery contract extended for a period of 25 years, and contained an automatic renewal provision.  In assessing the intangible asset for impairment, we first perform a qualitative analysis to determine whether it is more likely than not that the intangible asset has been impaired, using the guidance specified in ASC 305-30-35.  If after assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity need not calculate the fair value of the intangible asset and perform the quantitative impairment test in accordance with paragraph 350-30-35-19.  Based on all relevant events and circumstances considered, we concluded it was not more likely than not that the intangible asset was impaired at December 31, 2015, and accordingly we were not required to perform a quantitative impairment analysis.  In January 2016, the water delivery contract with the City of Henderson was amended.  As part of such amendment, the automatic renewal provision of the contract was eliminated, and the new contract runs through June 2040.  The amendment to the City of Henderson water delivery contract represents an event or circumstance which would trigger the need to perform a quantitative impairment analysis with respect to the intangible asset.  However, this January 2016 contract amendment represents a subsequent event which is not given accounting recognition at December 31, 2015 under ASC 855-10-25-3, as it does not relate to conditions that existed at December 31, 2015. Accordingly, the required quantitative impairment analysis will be completed in conjunction with our first quarter 2016 close.  It is possible our impairment review may conclude that the value of the intangible asset is less than the carrying amount, in which case we would recognize an impairment charge in the first quarter of 2016.

●

Percentage completion revenue recognition—Certain real estate land sales by our Real Estate Management and Development segment (generally land sales associated with our residential/planned community) require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price.  To date, all of the land sales associated with the residential/planned community have been recognized under the percentage-of-completion method of accounting in accordance with ASC 970-605-30.  Under such method, revenues and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred.  Such costs incurred and total estimated costs include amounts specifically identifiable with the parcels sold as well as certain development costs for the entire residential/planned community which are allocated to the parcels sold under applicable GAAP. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period.  The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.

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

●

Income taxes—We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred tax asset or liability, as applicable. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

For example, at December 31, 2015 our Chemicals Segment has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $683 million for German corporate purposes and $96 million for German trade tax purposes) and in Belgium (the equivalent of $86 million for Belgian corporate tax purposes), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which as discussed elsewhere in this Annual Report have been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our Chemicals Segment’s German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets.  Such valuation allowance aggregated $150.3 million at June 30, 2015.  We recognized an additional $8.7 million non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria during the second half of 2015, due to losses recognized by our German and Belgian operations during such period.  See Note 12 to our Consolidated Financial Statements.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our tax positions will not prevail with the applicable tax authorities.  It is possible that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.

In addition, we evaluate at the end of each reporting period as to whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested.  In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were to be distributed to the U.S.

●

Litigation and environmental liabilities—We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. In accordance with applicable GAAP for accounting for contingencies, we record accruals for these liabilities when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2015 we have recorded total accrued environmental liabilities of $120.4 million.

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

Segment Operating Results—2014 Compared to 2015 and 2013 Compared to 2014

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

	Years ended December 31,			% Change
	2013	2014	2015	2013-14	2014-15
	(Dollars in millions)
Net sales	$1,732.4	$1,651.9	$1,348.8	(5)%	(18)%
Cost of sales	1,622.6	1,304.6	1,158.5	(20)%	(11)%
Gross margin	$109.8	$347.3	$190.3	216%	(45)%
Operating income (loss)	$(125.4)	$156.8	$7.1	225%	(95)%
Percent of net sales:
Cost of sales	94%	79%	86%
Gross margin	6%	21%	14%
Operating income (loss)	(7)%	9%	1%
TiO2 operating statistics:
Sales volumes*	498	496	525	—%	6%
Production volumes*	474	511	528	8%	3%
Production rate as percent of capacity	86%	92%	95%
Percent change in TiO2 net sales:
TiO2 product pricing				(6)%	(14)%
TiO2 sales volumes				—	6
TiO2 product mix				—	(2)
Changes in currency exchange rates				1	(8)
Total				(5)%	(18)%
*	Thousands of metric tons

Industry conditions and 2015 overview – Due to competitive pressures, our Chemicals Segment’s average TiO2 selling prices decreased throughout 2014 and 2015.  Our Chemicals Segment’s average selling prices at the end of 2015 were 17% lower than at the end of 2014, with lower prices in all major markets, most notably in North American and certain export markets.  Our Chemicals Segment’s average selling prices in 2015 were also impacted by a higher percentage of sales to lower-priced export markets in 2015 compared to 2014.  We experienced higher sales volumes in European and export markets in 2015 as compared to 2014, partially offset by lower volumes in North American markets in 2015 as compared to 2014.

The following table shows our capacity utilization rates during 2014 and 2015.

	2014	2015
First Quarter	90%	93%
Second Quarter	97%	100%
Third Quarter	96%	95%
Fourth Quarter	86%	92%
Overall	92%	95%

Our production capacity utilization rates in the first quarter of 2014 were impacted by a union labor lockout at our Chemicals Segment’s Canadian production facility that ended in December 2013, as restart of production at the facility did not begin until February 2014.  Our production rates in the fourth quarter of 2014 and the first and fourth quarters of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and 2015.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2014 and 2015.  Consequently, our cost of sales per metric ton of TiO2 sold in 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in 2014 (excluding the effect of changes in currency exchange rates).

In the second quarter of 2015, our Chemicals Segment initiated a restructuring plan designed to improve our long-term cost structure.  A portion of such expected cost savings are planned to occur through workforce reductions.  During the second, third and fourth quarters of 2015, we implemented certain voluntary and involuntary workforce reductions at certain of our facilities impacting approximately 160 individuals.  We recognized an aggregate $21.7 million charge in 2015 (substantially all of which was recognized in the second quarter) for such workforce reductions we had implemented through December 31, 2015, $10.8 million of which is classified as part of cost of sales and $10.9 million of which is classified in selling, general and administrative expense.  The charge associated with the workforce reductions implemented in the third and fourth quarters of 2015, which impacted approximately 50 individuals, was not material due to the applicable law affecting such individuals, which generally provides for a short notice period (if any) and the payment of a nominal amount of severance (if any).  See Note 19 to our Consolidated Financial Statements.

Net Sales—Our Chemicals Segment’s net sales decreased 18% or $303.1 million in 2015 compared to 2014, primarily due to the net effect of a 14% decrease in average TiO2 selling prices (which decreased net sales by approximately $231 million) and a 6% increase in sales volumes (which increased net sales by approximately $99 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased primarily due to higher sales in certain European and export markets, partially offset by lower sales in North American markets.  We estimate that changes in currency exchange rates decreased our net sales by approximately $138 million, or 8%, as compared to 2014.

Our Chemicals Segment’s net sales decreased 5% or $80.5 million in 2014 compared to 2013, primarily due to a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $104 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes remained relatively stable in 2014 as compared to 2013 as slightly higher sales in Europe were offset by lower sales in certain export markets.  In addition, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $12 million, or 1%, as compared to 2013.

Cost of Sales—Our Chemicals Segment’s cost of sales decreased $146.1 million or 11% in 2015 compared to 2014 due to the net impact of lower raw materials and other production costs of approximately $26 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), a 3% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.8 million of severance costs related to the workforce reduction plan discussed above.

Our cost of sales as a percentage of net sales increased to 86% in 2015 compared to 79% in 2014, as the unfavorable impact of lower average selling prices and the workforce reduction charge more than offset the favorable effects of lower raw material costs and efficiencies related to higher production volumes, as discussed above.

Our Chemicals Segment’s cost of sales decreased $318.0 million or 20% in 2014 compared to 2013 due to the net impact of lower raw materials and other production costs of approximately $250 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), an 8% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales improved to 79% in 2014 compared to 94% in 2013, primarily due to the net effects of lower raw material and other production costs and the lower average TiO2 selling prices discussed above.  In addition, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at the Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for our Canadian workforce, each of which were charged directly to cost of sales as discussed below.

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

Gross Margin and Operating Income—Our Chemicals Segment’s operating income as a percentage of net sales decreased to 1% in 2015 from 9% in 2014.  This decrease was driven by the decline in gross margin, which decreased to 14% in 2015 compared to 21% in 2014, as well as the negative impact of the workforce reduction charge classified as part of other operating expense ($10.9 million).  As discussed and quantified above, our gross margin decreased primarily due to the net effect of lower selling prices, workforce reduction costs classified as part of cost of sales ($10.8 million), lower manufacturing costs (primarily raw materials), higher production volumes, and higher sales volumes.  We estimate that changes in currency exchange rates increased operating income by approximately $40 million in 2015 as compared to 2014.

Our Chemicals Segment’s operating income increased significantly in 2014, primarily due to the significant increase in our gross margin, which increased to 21% in 2014 compared to 6% in 2013, and the 2013 litigation settlement charge of $35 million, see Note 17 to our Consolidated Financial Statements. As discussed and quantified above, our gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), lower selling prices, higher production volumes and 2013 costs associated with reaching a new Canadian collective bargaining agreement and related unabsorbed fixed costs charged directly to cost of sales.  Additionally, changes in currency exchange rates have positively affected our gross margin and operating income.  We estimate that changes in currency exchange rates increased operating income by approximately $42 million in 2014 as compared to 2013.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $2.6 million in each of 2013 and 2014 and $2.2 million in 2015, which reduced our reported Chemicals Segment’s operating income (loss) as compared to amounts reported by Kronos.

Currency Exchange Rates—– Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 18 to our Consolidated Financial Statements, we periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and operating income (loss) for the periods indicated.

Impact of changes in currency exchange rates—2015 vs. 2014
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2015 vs.2014
	2014	2015	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(138)	$(138)
Operating income	4	—	(4)	44	40

The $138 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our Chemicals Segment’s euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $40 million increase in operating income comprised the following net effects:

●

A reduction in the amount of net currency transaction gains during the two periods of approximately $4 million.  Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During 2014, a relative strengthening of the U.S. dollar relative to the euro and the Norwegian krone gave rise to a net $4 million currency transaction gain, whereas we recognized a nominal currency transaction loss during 2015, and

●

Approximately $44 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014.  Overall, the strengthening of the U.S. dollar relative to the euro in 2015 did not have a significant impact on our Chemicals Segment’s operating income, as the reduction in net sales caused by such strengthening was substantially offset by the effect of our euro-denominated operating costs being translated into fewer U.S. dollars.

Impact of changes in currency exchange rates—2014 vs. 2013
	Transaction gains/(losses) recognized			Translation gains- impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$12	$12
Operating income	(4)	4	8	34	42

The $12 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2014 as compared to 2013.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2014 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $42 million increase in operating income comprised the following net effects:

●

An increase in the amount of net currency transaction gains (losses) during the two periods of approximately $8 million. Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During 2013, a relative strengthening of the U.S. dollar relative to the Canadian dollar and the krone, partially offset by a relative weakening of the USD to the euro, gave rise to a net $4 million currency transaction loss, whereas we recognized a $4 million currency transaction gain during 2014, and

●

Approximately $34 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2014 as compared to 2013, and the weakening of the U.S. dollar relative to the euro in 2014 as their U.S. dollar denominated raw materials purchases resulted in a favorable currency impact relative to 2013.

Outlook— During 2015 we operated our Chemicals Segment’s production facilities at 95% of practical capacity compared to 92% in 2014.  We expect our production volumes to be higher in 2016 as compared to 2015, as our production rates in 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.   Assuming economic conditions do not deteriorate in the various regions of the world, we expect our sales volumes to be higher in 2016 as compared to 2015.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and 2015.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold in 2015 was slightly lower than our cost of sales per metric ton of TiO2 sold in 2014 (excluding the effect of changes in currency exchange rates).  We expect our cost of sales per metric ton of TiO2 sold in 2016 will be lower than our per-metric ton cost in 2015, due in part to the favorable effect of the workforce reductions and other cost reduction initiatives we are undertaking as well as some modest improvement in the cost of feedstock ore.

We started 2015 with selling prices 9% lower than the beginning of 2014, and prices declined by an additional 17% during 2015.  Industry data indicates that overall TiO2 inventory held by producers has declined significantly during 2015.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the improvement in sales volumes experienced in 2015, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  We and our major competitors announced a price increase in late 2015, which is expected to be implemented in the first quarter of 2016, or as contracts allow.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

Our Chemicals Segment initiated a restructuring plan in 2015 designed to improve its long-term cost structure.  A portion of such expected cost savings is planned to occur through workforce reductions.  During 2015, our Chemicals Segment implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately 160 individuals.  As of December 31, 2015 we have recognized an aggregate $21.7 million charge for such workforce reductions we had implemented through that date, $10.8 million of which is classified as part of cost of sales and $10.9 million of which is classified in selling, general and administrative expense.  The workforce reductions we have implemented through December 31, 2015 are not expected to negatively impact our ability to operate our production facilities at their practical capacity rates.

In addition to the workforce reductions implemented through December 31, 2015, our Chemicals Segment is also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.  The workforce reductions we have implemented through December 31, 2015, combined with certain open positions that are not expected to be filled and cost savings expected to be realized from other cost reduction initiatives we are undertaking, are expected to result in a payback of the aggregate workforce reduction charge accrued at December 31, 2015 within approximately one year, the benefit of which we began to recognize in the second half of 2015.

Overall, we expect our Chemicals Segment’s operating income in 2016 will be higher as compared to 2015 as a result of:

●	the favorable effects of anticipated higher sales and production volumes in 2015,
●	the favorable effect of lower-cost feedstock ore, and
●	the expected cost savings from workforce reductions and other cost reduction initiatives throughout the organization.

However, given, among other things, the level of our average selling prices at the beginning of 2016, we believe it is possible we would report an operating loss in the first quarter of 2016.

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

	Years ended December 31,			% Change
	2013	2014	2015	2013-14	2014-15
	(Dollars in millions)
Net sales	$92.0	$103.9	$109.0	13%	5%
Cost of sales	64.5	71.6	75.6	11%	6%
Gross margin	$27.5	$32.3	$33.4	17%	4%
Operating income	$9.3	$13.6	$14.0	46%	2%
Percent of net sales:
Cost of sales	70%	69%	69%
Gross margin	30%	31%	31%
Operating income	10%	13%	13%

Net Sales—Our Component Products Segment’s net sales increased approximately $5.1 million in 2015 principally due to higher demand within the security products reporting unit including $3.0 million related to existing government customers. Sales within the marine component reporting unit increased 8% compared to prior year due to increased demand for products sold to the ski/wakeboard boat market, including the introduction of new product lines to that market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Our Component Products Segment’s net sales increased approximately $11.9 million in 2014 principally due to higher demand within the security products reporting unit including $5.0 million related to a new initiative for an existing government customer, increased market penetration in electronic locks which increased $1.7 million in 2014 and strong demand in transportation markets which increased $2.9 million in 2014. Sales within the marine component reporting unit increased 17% compared to prior year and also contributed to the increase, reflecting greater penetration into non high-performance marine markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Goods Sold and Gross Margin—Our Component Products Segment’s cost of sales and gross margin both increased from 2014 to 2015 primarily due to increased sales volumes.  As a percentage of sales, cost of goods sold were flat primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet higher demand at each of our reporting units, partially offset by increased costs noted above.

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

Operating Income—Our Component Products Segment operating income improved in 2015 compared to 2014 and also in 2014 compared to 2013. Operating costs and expenses consists primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on disposal of plant, property and equipment. Operating costs and expenses increased in 2015 primarily due to an increase of $.5 million in 2015 compared to 2014 as a result of increased personnel costs. Operating costs and expenses increased in 2014 compared to 2013 primarily as a result of increased administrative personnel costs and increased depreciation expense in the security products reporting unit partially offset by reduced corporate administrative personnel costs.

General—Our Component Products Segment’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 48% of our Component Products Segment’s cost of sales in 2015, with commodity-related raw materials accounting for approximately 10% of our cost of sales.  With the exception of a moderate midyear 2014 increase in mined metals, including zinc, worldwide commodity raw material costs were mostly stable during 2013 and 2014.  During 2015, markets for our primary commodity-related raw materials, including zinc, brass and stainless steel, have generally softened and are expected to remain soft well into 2016. We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business Component Products Segment – CompX International, Inc. - Raw Materials.”

Outlook— The robust demand for our products experienced in 2015 was supported by continued high demand from certain large existing customers, including those serving the government security applications and recreational transportation markets. In addition, 2015 sales included over $5 million in sales for a government security end-user which is not expected to recur in 2016. We also continue to experience the benefits of innovation and diversification in our product offerings to the recreational boat markets served by our marine components reporting unit. We anticipate continued strong demand for our products in 2016, though we do not expect demand for government security applications to approach 2015 volumes. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Waste Management—

On November 18, 2015, we entered into an agreement with Rockwell Holdco, Inc. ("Rockwell"), for the sale of WCS to Rockwell for $270 million in cash, $20 million face amount in Series A Preferred Stock of Rockwell plus the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement.  Additionally, Rockwell and its affiliates will assume all financial assurance obligations related to the WCS business.  Rockwell is the parent company of EnergySolutions, Inc.   Completion of the sale is subject to certain customary closing conditions, including the receipt of U.S. anti-trust approval, and is expected to close in the first half of 2016, assuming all closing conditions are satisfied.  There can be no assurance that any such sale of WCS would be completed.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Net sales	$39.2	$66.5	$45.0
Cost of sales	42.3	49.7	50.5
Gross margin	$(3.1)	$16.8	$(5.5)
Operating loss	$(22.6)	$(2.2)	$(26.5)

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

Net Sales and Operating Loss— The Waste Management Segment’s net sales decreased $21.5 million in 2015 compared to 2014.  Disposal volumes for the second, third and fourth quarters of 2015 were negatively impacted by availability of certain classifications of waste shipping containers to us beginning during the latter part of the second quarter of 2015.  In July 2015 we entered into an exclusive leasing arrangement to secure dedicated access to two such containers although fully implementing these containers into our shipping schedules has been slower than we anticipated.   In November 2015 we signed an agreement which allowed us to resume utilizing the shipping containers which had been unavailable to us for much of the year.   In addition we benefited from a one-time disposal campaign related to the decommissioning of a nuclear power plant which contributed $11.9 million in disposal revenue in 2014 and $4.8 million in 2015.  Lower disposal volumes in 2015 led to lower coverage of fixed costs as compared to 2014. As a result, our Waste Management Segment’s operating loss increased significantly in 2015 as compared to 2014.

The Waste Management Segment’s net sales increased in 2014 compared to 2013 due to increased disposal volumes in the third quarter and fourth quarters of 2014.  Disposal volumes for these quarters were favorably impacted by the industry-wide availability of disposal shipping containers. While disposal volumes were higher in 2014 as compared to 2013, the average per-unit disposal price was lower in 2014 due to relative changes in the mix of waste disposed.  Strong results in the third and fourth quarters of 2014 allowed for greater coverage of fixed costs as compared to prior periods. As a result, our Waste Management Segment had operating income in the third and fourth quarters of 2014 and a lower operating loss for the full year 2014 compared to the full year of 2013.

We recognized an operating loss in all years because we have not yet achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume, in part because we have not consistently received sufficient volume of LLRW for disposal in both our Compact and Federal LLRW disposal facilities to overcome our fixed operating cost structure. However, as noted above, our operating results in the second half of 2014 were profitable and demonstrate that with consistent disposal activity we can minimize operating losses.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook— With both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we now provide “one-stop shopping” for treatment, storage and disposal of hazardous, toxic, LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a significant and valuable competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales and decrease our Waste Management Segment’s operating loss. Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. We were awarded a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller dollar-value waste streams. We have regularly received waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving larger Federal LLRW streams for disposal. In addition we are dependent to a certain extent on large commercial projects in order to receive sufficient disposal volumes to operate at full capacity.  Most large projects, both federal and commercial, are subject to a competitive bidding and delays in the expected time line for waste disposal to be completed.  While we are the only commercial facility licensed to take Class A, B and C LLRW and Mixed LLRW (LLRW mixed with hazardous waste) other facilities can accept Class A waste including facilities that in some circumstances mix waste in such a way that some Class B waste may meet the Class A disposal requirements at these facilities.

With the receipt of our recent license amendments and our dedicated shipping containers now in service, including containers we leased in July 2015, we believe we are positioned to take full advantage of our disposal facilities going forward. We recognized an operating loss in 2015 primarily due to delayed disposal shipments including shipments from generator sites which were adversely impacted by the severe winter weather which limited the ability of some generators to ship waste during the first quarter and the availability of certain classifications of waste shipping containers beginning in latter part of the second quarter through November of 2015.

We believe our Waste Management Segment can become a viable, profitable operation; however, we do not know if we will be successful in improving cash flows. We have in the past, and we may in the future, consider strategic alternatives with respect to our Waste Management Segment. We could report a loss in any such strategic transaction; however we expect to recognize a gain if the pending transaction noted about is successfully closed.

Real Estate Management and Development—

	Years ended December 31,
	2014	2015
	(In millions)
Net sales	$40.3	$30.1
Cost of sales	33.9	25.4
Gross margin	6.4	$4.7
Operating income	$2.0	$—

General—We obtained a controlling interest in our Real Estate Management and Development Segment in December 2013. Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. Prior to December 2013, we also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use at December 31, 2013. BMI owns an additional 50% interest in LandWell. In December 2013 we completed the acquisition of an additional 31% ownership interest in BMI and an additional 15% ownership interest in LandWell. We completed this acquisition to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership of LandWell to 27%, which also resulted in our control of 77% of LandWell, including the 50% ownership interest held by BMI.

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

In December 2013 and through the end 2015, LandWell has closed or entered into escrow on approximately 410 acres of the residential/planned community and certain other acreage at contracted prices that support the estimated fair value assigned to the land held for development that was acquired with consideration of development costs expected to be incurred after the acquisition date. See Note 3 to our Consolidated Financial Statements. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 976. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

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

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development segment in 2015 consisted of revenues from land sales. We recognized $21.5 million in revenues on land sales during 2015 compared to $31.9 million in 2014. As noted above we recognize revenue in our residential/planned community under percentage completion accounting and a large majority of the revenue we recognized in 2014 and 2015 was under this method of revenue recognition.  We also have commercial property not included in the planned community for which revenue is generally recognized in full at closing, as we generally have no further obligations after the closing date of the sale for these properties.  Almost half of our land sales revenue in 2015 were for such property sales not included in the planned community.  The contracts on these sales (both within the planned community and otherwise) include approximately 270 acres of the residential planned community and certain other acreage which closed in December 2013 and through the end of 2015. Cost of sales related to land sales revenues was $19.9 million in 2015 and $28.1 million in 2014. The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts; sales and cost of sales related to water delivery are expected to be relatively consistent from period to period. As noted above, because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we did not recognize significant operating income in either 2014 or 2015.

Outlook—Having obtained a controlling interest in BMI and LandWell in December 2013, we are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development. In the near term, we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. We expect the development work for the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2017. As noted above, we do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used, in part, to fund ongoing development work for the remainder of these properties.

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit), Noncontrolling Interest and Related Party Transactions

Securities Earnings—A significant portion of our interest and dividend income in 2013, 2014 and 2015 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $25.4 million in each of 2013, 2014 and 2015.

Insurance Recoveries—Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. We have agreements with four former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Substantially all of $10.4 million in the insurance recoveries we recognized in 2014 relate to a settlement NL reached with one of its insurance carriers in September 2014 in which it agreed to reimburse NL for a portion of its past litigation defense costs. While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. Substantially all of the insurance recoveries recognized in 2013 and 2015 relate to reimbursement of ongoing litigation defense costs. See Note 17 to our Consolidated Financial Statements.

Other General Corporate Items—We recognized an aggregate non-cash gain of $54.6 million related to our purchase of a controlling interest in BMI and LandWell in December 2013, consisting of (i) a gain from the remeasurement of our existing interest in BMI and LandWell to estimated fair value and (ii) a bargain purchase gain related to the additional interest in BMI and LandWell acquired. See Note 3 to our Consolidated Financial Statements.

Corporate expenses were 2% higher at $39.6 million in 2015 compared to $38.8 million in 2014. Corporate expenses increased primarily due to higher administrative related expenses in 2015, offset in part by lower environmental remediation and related costs and to a lesser extent lower litigation and related costs in 2014. Included in corporate expense are:

●	litigation and related costs at NL of $4.8 million in 2015 compared to $7.0 million in 2014; and
●	environmental remediation and related costs of $5.7 million in 2015 compared to $6.6 million in 2014.

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

Overall, we currently expect that our net general corporate expenses in 2016 will be lower than in 2015 primarily due to lower expected environmental remediation and related costs and lower litigation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 17 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2016, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2016, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 17 to our Consolidated Financial Statements.

Loss on Prepayment of Debt and Interest Expense— Interest expense increased to $59.0 million in 2015 from $56.7 million in 2013 primarily due to the net effects of higher 2015 average debt levels and mostly offset by lower average interest rates on outstanding borrowings (principally Kronos’ term loan amended in May 2015).

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

In 2013, we recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary prepayment of Kronos’ prior term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013.  See Note 9 to our Consolidated Financial Statements.

We expect interest expense will be slightly higher in 2016 as compared to 2015 due to higher average balances of outstanding borrowings at Valhi and higher average interest rates as a result of the increase in the prime rate on variable rate debt and the Kronos interest rate swap.  See Note 19 to our Consolidated Financial Statements.

Provision for Income Taxes (Benefit)— We recognized income tax expense of $97.3 million in 2015 compared to income tax expense of $32.5 million in 2014.  As discussed above in “Critical Accounting Policies and Estimates” subsection, our income tax expense in 2015 includes an aggregate non-cash deferred income tax expense of $159.0 million related to the recognition of a deferred income tax asset valuation allowance for our German and Belgian operations (mostly recognized in the second quarter).  We continue to believe we will ultimately realize the full benefit of our German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse the valuation allowance in full, to the extent we generate additional losses in Germany or Belgium in the intervening periods, our effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as we are able to reverse the valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate would also be impacted by the existence of such valuation allowance, because such income would effectively be recognized without any associated net income tax expense, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.  Consistent with our expectation regarding our consolidated results of operations in 2016 (as discussed above in the “Chemicals - Outlook” subsection), we currently believe it is likely Kronos’ German and Belgian operations will report improved operating results in 2016 as compared to 2015.  However, we currently do not expect that our German and Belgian operating results would improve to such an extent in 2016 that reversal of the valuation allowance in full would be supported by the presence of sufficient positive evidence.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through March 31, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  Accordingly, our provision for income taxes in 2015 includes an aggregate non-cash income tax benefit of $29.3 million for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss. A substantial portion of such $29.3 million was recognized in the second quarter of 2015, with the remainder recognized in the third and fourth quarters.  Such amount is included in the table of our income tax rate reconciliation for incremental net benefit on earnings and losses on non-U.S. and U.S. subsidiaries in Note 12 to our Consolidated Financial Statements (in addition to the other items indicated above).  A portion of such reduction also related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

Our income tax expense was favorably impacted by an aggregate non-cash income tax benefit of $3.7 million in 2014 (mostly in the second quarter) related to a net reduction in our reserve for uncertain tax positions.

As discussed above, our income tax expense in 2015 includes a non-cash deferred income tax expense of $159.0 million related to the recognition of a deferred income tax asset valuation allowance for our German and Belgian operations, and a non-cash deferred income tax benefit of $29.3 million associated with the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock.  Generally, we expect the effective tax rate associated with our non-U.S. earnings to be lower than our U.S. statutory tax rate of 35%.  Excluding the impact of the net reduction our reserve for uncertain tax positions in 2014, our effective tax rate in such period was lower than the U.S. federal statutory tax rate of 35% primarily due to our non-U.S. earnings.  Our effective tax rate in 2015, excluding the impact of the deferred income tax asset valuation allowance and the deferred income tax benefit associated with our direct investment in Kronos we recognized, was higher than the U.S. federal statutory tax rate of 35%, primarily due to a current U.S. income tax benefit attributable to current year losses of one of our Chemical Segment’s non-U.S. subsidiaries.

We recognized income tax expense of $32.5 million in 2014 and an income tax benefit of $91.0 million in 2013. This difference is primarily due to fluctuations in our earnings. See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below. Our income tax benefit in 2013 includes an aggregate $11.1 million benefit related to the re-measurement of our deferred income tax liability with respect to our investment in BMI from capital gains rates to dividend received deduction rates, including the deferred income taxes related to (i) the gain from the remeasurement of our existing investment in BMI to estimated fair value and (ii) the bargain purchase gain related to the additional ownership interest in BMI acquired in December 2013. See Notes 3 and 12 to our Consolidated Financial Statements.  See Note 12 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense, and a summation of some of the more significant items impacting this reconciliation.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest in operations of subsidiaries decreased from 2015 to 2014 primarily due to decreased operating income at Kronos. Noncontrolling interest in continuing operations of subsidiaries increased from 2014 to 2013 primarily due to increased operating income at Kronos and the addition of noncontrolling interest in BMI and LandWell during 2014.

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

We recognized consolidated defined benefit pension plan expense of $36.2 million in 2013, $22.0 million in 2014, and $23.7 million in 2015.  Included in our 2013 defined benefit plan expense is a curtailment charge of $7.3 million resulting from amendments to one of our Canadian plans.  Certain non-U.S. employees are covered by plans in their respective countries, principally in Germany, Canada and Norway.  Participation in the defined benefit pension plan in Germany was closed to new participants effective in 2005.  German employees hired beginning in 2005 participate in a new plan in which the retirement benefit is based upon the amount of employee and employer contributions to the plan, but for which in accordance with German law the employer guarantees a minimum rate of return on invested assets and a guaranteed indexed lifetime benefit payment after retirement based on the participant’s account balance at the time of retirement. In accordance with GAAP, the new pension plan is accounted for as a defined benefit plan, principally because of such guaranteed minimum rate of return and guaranteed lifetime benefit payment.  Participation in the defined benefit plan in Canada with respect to hourly and salaried workers was closed to new participants in December 2013 and 2014, respectively, and existing hourly and salaried plan participants will no longer accrue additional defined pension benefits after December 2013 and 2014, respectively.   Our U.S. plan for both NL and Kronos was closed to new participants in 1996, and existing participants no longer accrued any additional benefits after that date. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $28.4 million in 2013, $21.7 million in 2014, and $18.0 million in 2015.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive third-party advice about appropriate discount rates and these advisors may in some cases use their own market indices.  We adjust these discount rates as of each December 31 valuation date to reflect then-current interest rates on such long-term bonds.  We use these discount rates to determine the actuarial present value of the pension obligations as of December 31 of that year.  We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2015, approximately 63%, 15%, 8% and 10% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2013 and expense in 2014	Obligations at December 31, 2014 and expense in 2015	Obligations at December 31, 2015 and expense in 2016
Kronos and NL Plans:
Germany	3.5%	2.3%	2.3%
Canada	4.7%	3.8%	3.9%
Norway	4.0%	2.3%	2.8%
U.S.	4.5%	3.8%	4.1%

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

At December 31, 2015, the fair value of plan assets for all defined benefit plans comprised $47.6 million related to U.S. plans and $382.5 million related to foreign plans. Substantially all of plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 71% and 29% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2015, approximately 58%, 24%, 12% and 4% of the plan assets of Kronos’ plans were in Germany, Canada, Norway and the U.S., respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Substantially all of the assets of our U.S. plan are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits sponsored by Contran and certain of its affiliates, including us.  Such assumed asset mixes are discussed in Note 11 to our Consolidated Financial Statements.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2015
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	20%	36%	12%	56%
Fixed income securities	70	56	62	38
Real estate	9	—	9	—
Other	1	8	17	6
Total	100%	100%	100%	100%

	December 31, 2014
	Germany	Canada	Norway	CMRT
Equity securities and limited partnerships	19%	43%	13%	60%
Fixed income securities	67	47	60	32
Real estate	11	—	8	—
Other	3	10	19	8
Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each non-US plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return while maintaining an acceptable level of risk.

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2013, 2014 and 2015 were as follows:

	2013	2014	2015
Kronos and NL plans:
Germany	4.8%	4.3%	4.3%
Canada	5.8%	5.5%	5.8%
Norway	4.8%	3.8%	3.8%
U.S.	10.0%	7.5%	7.5%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2016 as we used in 2015 for purposes of determining the 2016 defined benefit pension plan expense.

To the extent that a plan’s particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels.  For all of our plans for which the benefit formula is so calculated, we generally base the assumed expected increase in future compensation levels upon average long-term inflation rates for the applicable country.

In addition to the actuarial assumptions discussed above, the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability will vary based upon relative changes in currency exchange rates.

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

During 2015, our defined benefit pension plans generated a combined net actuarial gain of $.3 million. This actuarial gain resulted primarily from the increase in discount rates from December 31, 2014 to December 31, 2015, partially offset by an actual return on plan assets during 2015 below the expected return.

Based on the actuarial assumptions described above and our current expectations for what actual average currency exchange rates will be during 2016, we currently expect our aggregate defined benefit pension expense will approximate $22 million in 2016. In comparison, we currently expect to be required to make approximately $16 million of aggregate contributions to such plans during 2016.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rates by 25 basis points for all of our plans as of December 31, 2015, our aggregate projected benefit obligations would have increased by approximately $29 million at that date, and our aggregate defined benefit pension expense would be expected to increase by approximately $2 million during 2015. Similarly, if we lowered the assumed long-term rates of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2015.

OPEB Plans—We provide certain health care and life insurance benefits for certain of our eligible retired employees. See Note 11 to our Consolidated Financial Statements. At December 31, 2015, approximately 54%, 25% and 21% of our aggregate accrued OPEB costs relate to Kronos, NL and Tremont, respectively. Kronos provides such OPEB benefits to eligible retirees in the U.S. and Canada, and NL and Tremont provide such OPEB benefits to eligible retirees in the U.S. Under accounting for other postretirement employee benefits, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. We recognize the full unfunded status of our OPEB plans as a liability.

Based on such actuarial assumptions and our current expectation for what actual average currency exchange rates will be during 2016, we expect our consolidated OPEB benefit will approximate $1.1 million in 2016 because our OPEB plans have no plan assets we will be required to make the entire benefit as of contributions to such plans during 2016.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2015, our aggregate projected benefit obligations at that date and our OPEB cost during 2015 would increase by approximately $.3 million.  Similarly, a one percent assumed change in health care trend rates for all plans would not materially impact our OPEB costs.

Foreign Operations

We have substantial operations located outside the United States, principally our Chemicals Segment’s operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates.  At December 31, 2015, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our operating income.

Cash flows from operating activities decreased from $67.3 million in 2014 to $22.5 million in 2015. This $44.8 million decrease in cash provided by operations was primarily due to the net effects of the following items:

●	consolidated operating loss of $5.4 million in 2015, a decline of $175.6 million compared to operating income of $170.2 million in 2014;
●	lower net cash paid for income taxes in 2015 of $23.2 million resulting from our decreased profitability;
●	lower net distributions received from our TiO2 joint venture in 2015 of $4.1 million, primarily due to the timing of the joint venture’s working capital needs;

●	lower cash funding of pension plans in 2015 of $3.7 million; and
●

changes in receivables, inventories, payables and accrued liabilities in 2015 provided $21.3 million in net cash compared to net cash used of $116.9 million in 2014, an increase in the amount of cash provided of $139.2 million compared to 2014, primarily due to the relative changes in our inventories, receivables, prepaids, land held for development, payables and accruals.

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
●

changes in receivables, inventories, payables and accrued liabilities in 2014 used $116.9 million of net cash in 2014, a decrease in the amount of cash provided of $410.5 million compared to 2013, primarily due to the relative changes in our inventories, receivables, prepaids, land held for development, payables and accruals, primarily due to a significant amount of cash provided by relative changes in our inventories in 2013 resulting principally from lower inventory costs in our Chemicals Segment.

Changes in working capital were affected by accounts receivable and inventory changes. As shown below:

●

Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2014 to December 31, 2015 due to higher sales volume in 2015, partially offset by the effect of lower sales prices in the fourth quarter of 2015 as compared to the fourth quarter of 2014.

●	Kronos’ average days sales in inventory (“DSI”) increased from December 31, 2014 to December 31, 2015 due to higher inventory volumes offset by lower inventory raw material costs.
●	CompX’s average DSO decreased slightly from December 31, 2014 to December 31, 2015 as a result of the timing of sales and collections in the last month of 2015 as compared to 2014.
●

CompX’s average DSI decreased from December 31, 2014 to December 31, 2015 to more normal levels following the intentional fourth quarter inventory build at the end of 2014, in anticipation of elevated sales in early 2015.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2013	December 31, 2014	December 31, 2015
Kronos:
Days sales outstanding	62 days	61 days	66 days
Days sales in inventory	75 days	76 days	80 days
CompX:
Days sales outstanding	35 days	32 days	31 days
Days sales in inventory	76 days	90 days	76 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Cash provided by (used in) operating activities:
Kronos	$130.1	$87.6	$52.0
Valhi exclusive of subsidiaries	60.8	15.5	12.3
CompX	(4.1)	12.2	13.5
NL exclusive of subsidiaries	19.1	12.0	15.6
Waste Control Specialists	(7.6)	7.9	(12.2)
Tremont	(1.5)	3.7	(.6)
BMI	—	5.9	(1.7)
LandWell	—	(1.3)	4.8
Other	(.6)	(.6)	—
Eliminations	(79.1)	(75.6)	(61.2)
Total	$117.1	$67.3	$22.5

Investing Activities—

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.   All of our capitalized permit costs relate to our Waste Management Segment.

During 2015 we had net proceeds of $1.4 million from the disposal of marketable securities and we had net restricted cash payments of $2.9 million, see Note 17 to our Consolidated Financial Statements.

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

●	we collected $3.0 million in principal payments on a note receivable;
●	we received $1.6 million in net proceeds on the sale of an asset held for sale;
●	we made required payments of $11.4 million to certain collateral trusts for WCS; and
●	we received net proceeds from the sales and purchases of all other marketable securities of $3.2 million in market transactions.

Financing Activities –

During 2015, we:

●	borrowed a net $40.1 million on Valhi’s credit facility with Contran; and
●	repaid $.3 million under Tremont’s promissory note payable.

During 2014, we:

●	borrowed $348.3 million under Kronos’ new term loan and subsequently repaid $2.6 million;
●	repaid $170.0 million under Kronos’ note payable to Contran;
●	borrowed $81.0 million under Kronos’ North American credit facility and subsequently repaid $92.1 million;

●	borrowed a net $17.2 million on Valhi’s credit facility with Contran;
●	repaid $1.7 million under Tremont’s promissory note payable;
●	borrowed $1.1 million from a Canadian economic development agency and
●	repaid $.9 million under BMI’s bank note payable.

During 2013, we:

●	voluntarily prepaid $390.0 million principal amount of Kronos’ term loan;
●	borrowed $190.0 million under Kronos’ new note payable to Contran, and subsequently repaid $20.0 million;
●	borrowed $162.1 million and subsequently repaid $151.0 million under Kronos’ North American credit facility;
●	borrowed €10 million ($12.8 million when borrowed) on Kronos’ European credit facility and subsequently repaid €20 million ($26.5 million when repaid);
●	borrowed $1.7 million from a Canadian economic development agency;
●	prepaid $18.5 million remaining principal amount under CompX’s promissory note payable to Timet Finance Management Company, a subsidiary of TIMET (a company formerly affiliated with us);
●	borrowed a net $48.9 million on Valhi’s credit facility with Contran; and
●	Kronos repurchased 49,000 shares of its common stock in open market transactions for $.7 million.

We paid aggregate cash dividends on our common stock of $67.9 million in 2013, $37.3 million in 2014 and $27.1 million in 2015 ($.05 per share in the first quarter of 2014, and $.02 per share for the second, third and fourth quarters of 2014 and each quarter of 2015).  Distributions to noncontrolling interest in 2013, 2014 and 2015 are primarily comprised of NL dividends paid to shareholders other than us; CompX dividends paid to shareholders other than NL; and Kronos cash dividends paid to shareholders other than us and NL.

Other cash flows from financing activities in 2013, 2014 and 2015 relate principally to shares of common stock issued by us and our subsidiaries upon the exercise of stock options or the issuance of shares to directors.

Outstanding Debt Obligations

At December 31, 2015, our consolidated indebtedness was comprised of:

●	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
●	Valhi’s $263.8 million outstanding on its $325 million credit facility with Contran which is due no earlier than December 31, 2017;
●	$343.9 million aggregate borrowing under Kronos’ term loan ($338.0 million carrying amount, net of unamortized original issue discount and debt issuance costs) due through February 2020;
●	WCS’ financing capital lease with Andrews County, Texas ($65.6 million outstanding) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
●	Tremont’s promissory note payable ($17.1 million outstanding) due in December 2023;
●	$9.4 million on BMI’s bank note payable ($9.3 million carrying amount, net of debt issuance costs), due through January 2025;
●	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020; and
●	approximately $13.6 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at December 31, 2015) are discussed in Note 9 to our Consolidated Financial Statements.  We are in compliance with all of our debt covenants at December 31, 2015.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2016) and long-term obligations (defined as the five-year period ending December 31, 2020). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2015, we had credit available under existing facilities of $154.8 million, which was comprised of:

●	$25.3 (1) million under Kronos’ European revolving credit facility;
●	$68.3 million under Kronos’ North American revolving credit facility; and
●	$61.2 (2) million under Valhi’s Contran credit facility.
(1)

Based on the terms of Kronos’ European credit facility (including the net debt to EBITDA financial test discussed above), and the borrowers’ EBITDA over the last twelve months ending December 31, 2015, Kronos’ borrowing availability at December 31, 2015 under this facility is approximately 19% of the credit facility, or €23.1 million.

(2)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2015, we had an aggregate of $235.9 million of restricted and unrestricted cash, cash equivalents and marketable securities. A detail by entity is presented in the table below.

	Total amount	Held outside U.S.
	(In millions)
Kronos	$94.3	$78.1
CompX	52.3	—
NL exclusive of its subsidiaries	48.6	.2
WCS	16.8	—
BMI	5.7	—
Tremont exclusive of its subsidiaries	8.8	—
LandWell	9.0	—
Valhi exclusive of its subsidiaries	.4	—
Total cash and cash equivalents, restricted cash and marketable securities	$235.9	$78.3

Capital Expenditures and other investments—

We currently expect our aggregate capital expenditures for 2016 will be approximately $96 million as follows:

●	$63 million by our Chemicals Segment, including approximately $9 million in the area of environmental compliance, protection and improvement;
●	$19 million by our Waste Management Segment;
●	$4 million by our Component Products Segment; and
●	$10 million by our Real Estate Management and Development Segment.

The WCS amount includes approximately $2 million in capitalized operating permit costs. In addition LandWell expects to spend approximately $12 million on land development costs during 2016 (which are included in the determination of cash provided by operating activities).

Capital spending for 2016 is expected to be funded primarily through cash generated from operations and borrowing under existing credit facilities. Planned capital expenditures in 2016 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. A significant portion of Kronos’ planned capital expenditures in 2016 relates to the implementation of a new accounting and manufacturing system.  In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

Repurchases of our Common Stock and Common Stock of Our Subsidiaries—

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2015 we had approximately 4.0 million shares available for repurchase of our common stock under the authorizations described in Note 14 to our Consolidated Financial Statements.

Prior to 2013, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos will use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. In the third quarter of 2013 Kronos repurchased approximately 49,000 shares for an aggregate of $.7 million under its repurchase program. The third quarter purchases are the only purchases Kronos has made to date under the plan and at December 31, 2015 approximately 1.95 million shares are available for repurchase.

Prior to 2013, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX will generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2013, 2014 and 2015, and at December 31, 2015 approximately 678,000 shares were available for purchase under these authorizations.

Dividends—

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2016, based on the 58.0 million shares we held of Kronos common stock at December 31, 2015, we would receive aggregate annual regular dividends from Kronos of $34.8 million. During 2013 NL paid a quarterly cash dividend of $.125 per share. We received aggregate annual dividends from NL of $20.2 million in 2013 based on the 40.4 million shares we held of NL common stock during those periods. In February 2014 NL’s Board of Director’s deferred consideration of NL’s first quarter dividend, and no dividend was paid by NL in the first quarter of 2014. In May 2014, NL’s Board of Directors suspended NL’s cash dividend. We did not receive any dividends from NL during 2014 or 2015 and we do not know if we will receive any cash dividends from NL during 2016. We did not receive any distributions from WCS during 2015, and we do not expect to receive any distributions from WCS during 2016. We expect that our newest consolidated subsidiaries, BMI and LandWell, which we acquired a controlling interest in during December 2013, will pay cash dividends, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $7.0 million in the first quarter of 2014, and we received aggregate dividends from BMI and LandWell of $.5 million in February 2015 and $.9 million in December 2015.  We do not know if we will receive additional distributions from BMI and LandWell during 2016.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. WCS has borrowed substantial amounts from us over the years.  Prior to 2015, we contributed these amounts to WCS’ capital.   WCS had borrowed an aggregate $33 million from our subsidiary in 2013 which we contributed to WCS’s capital. WCS did not borrow any amounts from us during 2014.  During 2015, WCS borrowed an aggregate $19.0 million from our subsidiary, and WCS could borrow an additional $41.0 million under its current intercompany facility with such subsidiary at December 31, 2015.  It is probable WCS will borrow additional amounts from our subsidiary during 2016 under the terms of the revolving credit facility.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no loans to NL during 2015 under this facility, which as amended is due on demand, but in any event no earlier than March 31, 2017 and no later than December 31, 2017. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. We had no borrowings from Kronos during 2015 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2017. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

Investment in The Amalgamated Sugar Company LLC—

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual “base level” of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC’s distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC’s current projections for 2016, we expect distributions received from the LLC in 2016 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

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

As more fully described in the Notes 9 and 17 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 17 to our Consolidated Financial Statements and above in “Business—Chemicals Segment—Kronos Worldwide, Inc. —Manufacturing, Operations and Properties.” The following table summarizes our contractual commitments as of December 31, 2015 by the type and date of payment.

	Payment due date
		2017/	2019/	2021and
Contractual commitment	2016	2018	2020	after	Total
	(In millions)
Indebtedness (1):
Principal	$14.7	$289.0	$354.1	$366.5	$1,024.3
Interest payments	58.8	104.4	76.4	177.6	417.2
Operating leases (2)	11.4	13.3	8.0	23.6	56.3
Kronos’ long-term supply contracts for the purchase of TiO2 feedstock (3)	340.5	456.4	68.0	—	864.9
Kronos’ long-term service and other supply contracts (4)	50.4	71.1	15.7	9.5	146.7
CompX’s raw material and other purchase commitments (5)	9.8	.1	—	—	9.9
WCS collateral trust (6)	6.9	13.8	13.8	48.1	82.6
Fixed asset acquisitions (2)	25.3	2.7	—	—	28.0
BMI and LandWell purchase commitments (7)	1.1	—	—	—	1.1
Deferred payment obligation (8)	—	—	—	11.1	11.1
Estimated income tax obligations (9)	5.7	—	—	—	5.7
Total	$524.6	$950.8	$536.0	$636.4	$2,647.8
(1)

The amount shown for indebtedness involving revolving credit facilities is based upon the actual amount outstanding at December 31, 2015, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2015 interest rate, reflects the net impact of the associated interest rate swap and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The timing and amount shown for principal payments on term loan indebtedness is based on the mandatory contractual principal repayment schedule of such indebtedness, and assumes no voluntary principal prepayments. See Item 7A— “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.

(2)	The timing and amount shown for our operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities that we are required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements.  The pricing under these agreements is generally negotiated quarterly or semi-annually.  The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first half 2016 pricing.  The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts.  Our obligation for the purchase of TiO2 feedstock is more fully described in Note 17 to our Consolidated Financial Statements and above in “Business – Chemicals Segment – Kronos Worldwide, Inc. raw materials.”  The amounts shown in the table above include the feedstock ore requirements from contracts we entered into through February 2016.

(4)

The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2015 exchange rates.  See Note 17 to our Consolidated Financial Statements.

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
(9)

The amount shown for income taxes is the amount of our consolidated income taxes currently payable at December 31, 2015, which is assumed to be paid during 2016 and includes taxes payable, if any, to Contran as a result of our being a member of the Contran Tax Group.  See Notes 1 and 16 to our Consolidated Financial Statements.

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

●

Amounts we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Our defined benefit pension plans and OPEB plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements. We currently expect we will be required to contribute an aggregate of $16.9 million to our defined benefit pension and OPEB plans during 2016.

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

See Note 20 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General—We are exposed to market risk from changes in interest rates, currency exchange rates, raw materials and equity security prices.

Interest Rates—We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2015 our aggregate indebtedness was split between 36% of fixed-rate instruments and 64% of variable-rate borrowings (in 2014 the percentages were 38% of fixed-rate instruments and 62% of variable rate borrowings). The fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2015.

The table below shows the fair value of our financial liabilities at December 31, 2015.

	Indebtedness* Amount
	Carrying value	Fair value	Year end interest rate	Maturity date
	(In millions)
Fixed-rate indebtedness:
Valhi loans from Snake River	$250.0	$250.0	9.4%	2027
Tremont promissory note payable	17.1	17.1	3.0	2023
WCS financing capital lease	65.6	65.6	7.0	2035
Note payable to the City of Henderson	3.1	3.1	3.0	2020
Total fixed-rate indebtedness	335.8	335.8	8.5%
Variable-rate indebtedness:
Kronos term loan	$338.0	$309.5	4.0%	2020
Valhi Contran credit facility	263.8	263.8	4.5	2017
BMI bank note payable	9.3	9.3	3.5	2025
Total variable-rate indebtedness	611.1	582.6	4.2%
Total	$946.9	$918.4	5.8%
*	Excludes capital lease obligations.

As part of our interest rate risk management strategy, in 2015 we entered into a pay-fixed/receive-variable interest rate swap contract to minimize our exposure to volatility in the benchmark LIBOR interest rate as it relates to our forecasted outstanding variable-rate indebtedness.  As a result of this swap the amount of interest expense we will incur is fixed at the swap rate, consequently a change in LIBOR rate will not impact the amount of interest expense recognized.  Considering the effects of the interest rate swap approximately 72% of our debt would be considered fixed-rate and our weighted average borrowing rate for such indebtedness would be 6.1%.  See Note 18 to our Consolidated Financial Statements for a discussion of this interest rate swap.

Currency Exchange Rates — We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar and, the Norwegian krone.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. See Note 18 to our Consolidated Financial Statements for a discussion of certain currency forward contracts to which we are a party at December 31, 2015.

See Notes 1 and 18 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2014 and 2015.

Raw Materials — Our Chemicals Segment generally enters into long-term supply agreements for certain critical raw materials. Many of these raw material contracts contain fixed quantities we are required to purchase or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending on the suppliers.

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

Marketable Equity and Debt Security Prices — We are exposed to market risk due to changes in prices of the marketable securities we own. The fair value of such debt and equity securities (determined using Level 1, Level 2 and Level 3 inputs) at December 31, 2014 and 2015 was $256.8 million and $258.3 million, respectively. The potential change in the aggregate fair value of these investments, assuming a hypothetical 10% change in prices, would be approximately $25.7 million at December 31, 2014 and $25.8 million at December 31, 2015.

Other — We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables that affect our results of operations and cash flows, such as demand for our products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous comparable shifts along the yield curve. Also, our investment in The Amalgamated Sugar Company LLC represents a significant portion of our total portfolio of marketable securities. That investment serves as collateral for our loans from Snake River Sugar Company, and a decrease in the fair value of that investment would likely be mitigated by a decrease in the fair value of the related indebtedness. Accordingly, the amounts we present above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in market prices were actually to occur.

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

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chairman of the Board and Chief Executive Officer, and Bobby D. O’Brien, our Director,  President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management‘s report on internal control over financial reporting —

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting —

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications —

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE.  During 2015, our chief executive officer filed such annual certification with the NYSE.  The 2015 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2015 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2016 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2016 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2016 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2016 proxy statement. See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2016 proxy statement.

PART IV

ITEM 15.	EXHIBITS

(a) and (c) Financial Statements

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b) Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2015.

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

10.5**	Tax Agreement between Valhi, Inc. and Contran Corporation dated June 3, 2015.
10.6*	Valhi, Inc. 2012 Director Stock Plan—incorporated by reference to Exhibit 4.5 of the Registration statement on Form S-8 of the Registrant (File No. 333-48391). Filed on May 31, 2012.
10.7*	Kronos Worldwide, Inc. 2012 Director Stock Plan—incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 333-113425). Filed on May 31, 2012.
10.8*	CompX International Inc. 2012 Director Stock Plan—incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 333-47539). Filed on May 31, 2012.
10.9*	NL Industries, Inc. 2012 Director Stock Plan—incorporated by reference to Exhibit 4.4 of the Registrant’s statement on Form S-8 (File No. 001-00640) Filed on May 31, 2012.
10.10

First Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc. and Valhi, Inc. dated October 15, 2015 incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2015.

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

10.23

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

10.25

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
10.31

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

Item No.	Exhibit Index
10.47

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2016 – incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2015.

10.48

Credit Agreement, dated February 18, 2014, by and among Kronos Worldwide, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K and filed by Kronos Worldwide, Inc. (File No. 001-31763) dated February 18, 2014 and filed by the registrant on February 18, 2014.

10.49

First Amendment to Credit Agreement dated May 21, 2015 among Kronos Worldwide, Inc., Deutsche Bank AG New York Branch, as Administrative Agent, and the lenders a party thereto - incorporated by reference to Exhibit 10.1 to the current report on Form 8-K and filed by Kronos Worldwide, Inc.  (File No. 001-31763) dated May 21, 2015 and filed by the registrant on May 21, 2015.

10.50

Guaranty and Security Agreement, dated February 18, 2014, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763) dated February 18, 2014 and filed by and filed by Kronos Worldwide, Inc. on February 18, 2014.

10.51

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

10.52

Purchase Agreement by and between Rockwell Holdco, Inc. and Andrews County Holding, Inc.—incorporated by reference to Exhibit No. 2.1 to Valhi, Inc.’s Current Report on Form 8-K (File No. 333-48391) dated November 19, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valhi, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and its subsidiaries at December 31, 2014 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 20 to the consolidated financial statements, the Company changed the classification and presentation of debt issuance costs and deferred income taxes in 2015.

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

March 11, 2016

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$255.8	$202.3
Restricted cash equivalents	10.6	7.2
Marketable securities	2.7	2.0
Accounts and other receivables, net	271.3	228.9
Refundable income taxes	8.7	7.4
Receivable from affiliates	23.9	10.3
Land held for development	15.0	9.9
Inventories, net	443.0	405.2
Other current assets	17.6	23.0
Total current assets	1,048.6	896.2
Other assets:
Marketable securities	255.6	254.9
Investment in TiO2 manufacturing joint venture	89.0	82.9
Goodwill	379.7	379.7
Deferred income taxes	160.9	1.3
Pension asset	—	1.7
Other assets	277.8	255.0
Total other assets	1,163.0	975.5
Property and equipment:
Land	49.1	45.4
Buildings	263.1	239.7
Equipment	1,139.9	1,061.6
Treatment, storage and disposal facilities	159.9	159.5
Mining properties	52.0	35.5
Construction in progress	26.2	33.1
	1,690.2	1,574.8
Less accumulated depreciation	956.6	909.1
Net property and equipment	733.6	665.7
Total assets	$2,945.2	$2,537.4

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
	2014	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9.3	$9.5
Accounts payable	136.2	104.8
Accrued liabilities	128.0	121.1
Payable to affiliates	46.0	45.5
Income taxes	7.8	5.7
Total current liabilities	327.3	286.6
Noncurrent liabilities:
Long-term debt	919.7	951.0
Deferred income taxes	399.8	321.0
Accrued pension costs	249.4	216.8
Accrued environmental remediation and related costs	108.3	108.7
Accrued postretirement benefits costs	14.1	11.8
Other liabilities	112.7	114.6
Total noncurrent liabilities	1,804.0	1,723.9
Equity:
Valhi stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; 5,000 shares issued	667.3	667.3
Common stock, $.01 par value; 500.0 million shares authorized; 355.2 million shares issued and outstanding	3.6	3.6
Additional paid-in capital	—	—
Retained earnings (deficit)	4.9	(155.6)
Accumulated other comprehensive loss	(148.6)	(197.0)
Treasury stock, at cost—13.2 million shares	(49.6)	(49.6)
Total Valhi stockholders’ equity	477.6	268.7
Noncontrolling interest in subsidiaries	336.3	258.2
Total equity	813.9	526.9
Total liabilities and equity	$2,945.2	$2,537.4

Commitments and contingencies (Notes 9, 12, 16 and 17)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2013	2014	2015
Revenues and other income:
Net sales	$1,863.6	$1,862.6	$1,532.9
Other income, net	88.0	42.0	32.0
Total revenues and other income	1,951.6	1,904.6	1,564.9
Costs and expenses:
Cost of sales	1,729.4	1,459.8	1,310.0
Selling, general and administrative	375.1	276.1	269.7
Loss on prepayment of debt, net	8.9	—	—
Interest	56.1	56.7	59.0
Total costs and expenses	2,169.5	1,792.6	1,638.7
Income (loss) before income taxes	(217.9)	112.0	(73.8)
Income tax expense (benefit)	(91.0)	32.5	97.3
Net income (loss)	(126.9)	79.5	(171.1)
Noncontrolling interest in net income (loss) of subsidiaries	(28.9)	25.7	(37.5)
Net income (loss) attributable to Valhi stockholders	$(98.0)	$53.8	$(133.6)

Basic and diluted net income (loss) per share	$(.29)	$.16	$(.39)
Cash dividends per share	$.20	$.11	$.08
Basic and diluted weighted average shares outstanding	342.0	342.0	342.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2013	2014	2015
Net income (loss)	$(126.9)	$79.5	$	(`171.1)
Other comprehensive income (loss), net of tax:
Currency translation	7.5	(105.8)		(77.0)
Interest rate swap	—	—		(1.8)
Marketable securities	10.3	(22.1)		(7.5)
Defined benefit pension plans	32.1	(71.6)		12.6
Other postretirement benefit plans	3.2	(2.5)		(.7)
Total other comprehensive income (loss), net	53.1	(202.0)		(74.4)
Comprehensive loss	(73.8)	(122.5)		(245.5)
Comprehensive loss attributable to noncontrolling interest	(9.8)	(35.7)		(63.5)
Comprehensive loss attributable to Valhi stockholders	$(64.0)	$(86.8)		$(182.0)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2013, 2014 and 2015

(In millions)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2012	$667.3	$3.6	$78.9	$75.4	$(42.0)	$(49.6)	$358.1	$1,091.7
Net loss	—	—	—	(98.0)	—	—	(28.9)	(126.9)
Cash dividends	—	—	(50.9)	(17.0)	—	—	(18.2)	(86.1)
Other comprehensive income, net	—	—	—	—	34.0	—	19.1	53.1
Noncontrolling interest of businesses acquired	—	—	—	—	—	—	61.5	61.5
Equity transactions with noncontrolling interest, net	—	—	(.4)	—	—	—	(.1)	(.5)
Balance at December 31, 2013	667.3	3.6	27.6	(39.6)	(8.0)	(49.6)	391.5	992.8
Net income	—	—	—	53.8	—	—	25.7	79.5
Cash dividends	—	—	(28.0)	(9.3)	—	—	(19.3)	(56.6)
Other comprehensive loss, net	—	—	—	—	(140.6)	—	(61.4)	(202.0)
Equity transactions with noncontrolling interest, net	—	—	.4	—	—	—	(.2)	.2
Balance at December 31, 2014	667.3	3.6	—	4.9	(148.6)	(49.6)	336.3	813.9
Net loss	—	—	—	(133.6)	—	—	(37.5)	(171.1)
Cash dividends	—	—	(.2)	(26.9)	—	—	(14.6)	(41.7)
Other comprehensive loss, net	—	—	—	—	(48.4)	—	(26.0)	(74.4)
Equity transactions with noncontrolling interest, net	—	—	.2	—	—	—	—	.2
Balance at December 31, 2015	$667.3	$3.6	$—	$(155.6)	$(197.0)	$(49.6)	$258.2	$526.9

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income (loss)	$(126.9)	$79.5	$(171.1)
Depreciation and amortization	74.5	78.4	69.9
Net (gain) loss from:
Bargain purchase and re-measurement of our existing investment in acquiree	(54.6)	—	—
Securities transactions, net	(.2)	(.3)	—
Disposal of property and equipment, net	.5	.9	.8
Loss on prepayment of debt, net	8.9	—	—
Noncash interest expense	1.5	2.3	2.5
Benefit plan expense greater (less) than cash funding	7.0	(3.1)	2.9
Deferred income taxes	(114.8)	10.0	85.7
Distributions from TiO2 manufacturing joint venture, net	10.9	10.6	6.5
Other, net	6.0	8.0	7.8
Change in assets and liabilities:
Accounts and other receivables, net	22.9	(27.2)	22.2
Land held for development, net	—	(6.8)	7.1
Inventories, net	220.0	(55.1)	(8.4)
Accounts payable and accrued liabilities	73.4	(26.4)	(13.9)
Income taxes	(9.6)	5.4	(.9)
Accounts with affiliates	(18.7)	(13.2)	17.1
Other noncurrent assets	(2.1)	2.8	(2.5)
Other noncurrent liabilities	.2	4.8	2.7
Other, net	18.2	(3.3)	(5.9)
Net cash provided by operating activities	117.1	67.3	22.5

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2013	2014	2015
Cash flows from investing activities:
Capital expenditures	$(74.6)	$(72.7)	$(54.6)
Capitalized permit costs	(1.5)	(.3)	(1.3)
Acquisition of a businesses	(5.3)	—	—
Cash of businesses acquired	27.4	—	—
Purchases of marketable securities	(7.9)	(16.3)	(13.6)
Proceeds from:
Disposal of marketable securities	11.1	15.1	15.0
Collection of real-estate related note receivable	3.0	—	—
Disposal of assets held for sale	1.6	—	—
Change in restricted cash equivalents, net	(9.9)	18.6	(2.9)
Other, net	(.1)	.5	.4
Net cash used in investing activities	(56.2)	(55.1)	(57.0)
Cash flows from financing activities:
Indebtedness:
Borrowings	493.8	515.6	84.9
Principal payments	(693.3)	(343.1)	(53.4)
Deferred financing costs paid	—	(6.1)	—
Valhi cash dividends paid	(67.9)	(37.3)	(27.1)
Distributions to noncontrolling interest in subsidiaries	(18.2)	(18.9)	(15.0)
Purchase of Kronos common stock	(.7)	—	—
Other, net	.1	—	—
Net cash provided by (used in) financing activities	(286.2)	110.2	(10.6)
Net increase (decrease)	$(225.3)	$122.4	$(45.1)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2013	2014	2015
Cash and cash equivalents—net change from:
Operating, investing and financing activities	$(225.3)	$122.4	$(45.1)
Effect of exchange rates on cash	1.2	(9.4)	(8.4)
Net change for the year	(224.1)	113.0	(53.5)
Balance at beginning of year	366.9	142.8	255.8
Balance at end of year	$142.8	$255.8	$202.3
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$55.0	$53.9	$56.6
Income taxes, net	15.6	33.4	10.2
Noncash investing activities:
Change in accruals for capital expenditures	4.6	6.5	6.7
Accruals for capital lease additions	—	8.9	—
Noncash financing activities:
Amounts issued in connection with business combination:
Promissory note	19.1	—	—
Deferred payment obligation	8.2	—	—
Accrued construction retainage payable converted to note payable	2.8	—	—

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Organization. We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at December 31, 2015. All of Contran's outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries, taken as a whole.

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

Inventories and cost of sales. We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overhead costs based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

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

Investment in TiO2 manufacturing joint venture. We account for our investment in a 50%-owned manufacturing joint venture by the equity method. See Note 7.

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

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2013, 2014 and 2015 we capitalized $1.6 million, $2.9 million and $1.1 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years
Mine development costs	Units-of-production
Landfill disposal costs	Units-of-consumption

We use accelerated depreciation methods for income tax purposes, as permitted.  Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

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

Long-term debt. We state long-term debt net of any unamortized original issue premium, discount or deferred financing costs. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense, and compute amortization by either the interest method or the straight-line method over the term of the applicable issue.

Employee benefit plans. Accounting and funding policies for our retirement plans are described in Note 11.

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net cash payments for income taxes to Contran of $6.5 million in 2013, $19.3 million in 2014 and $2.5 million in 2015.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities, including investments in our subsidiaries and affiliate who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability as applicable.  In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $645 million at December 31, 2015. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to these earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets we believe does not meet the more-likely-than-not recognition criteria.

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

Environmental remediation and related costs. We record liabilities related to environmental remediation and related costs when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to its present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2014 and 2015, we had not recognized any material receivables for recoveries. See Note 17.

Net sales. We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when we perform services.  We include amounts charged to customers for shipping and handling costs in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report taxes assessed by a governmental authority such as sales, use, value added, excise taxes and fees from the State of Texas and Andrews County, Texas on a net basis (meaning we do not recognize these taxes in either our revenues or in our costs and expenses).

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

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $93 million in 2013, $95 million in 2014 and $87 million in 2015. Shipping and handling costs of our Component Products and Waste Management Segments are not material. We expense advertising and research, development and sales technical support costs as incurred. Advertising costs were approximately $2 million in 2013 and $1 million in each of 2014 and 2015. Research, development and certain sales technical support costs were approximately $18 million in 2013, $19 million in 2014 and $16 million in 2015.

Note 2—Business and geographic segments:

Business segment	Entity	% controlled at December 31, 2015
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

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

●

Component Products—We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine industry.   All of CompX production facilities are in the United States.

●

Waste Management—WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. WCS received a low-level radioactive waste (“LLRW”) disposal license in September 2009. The Compact LLRW disposal facility commenced operations in 2012, and the Federal LLRW site commenced operations in 2013. We reached an agreement for the sale of our Waste Management Segment in November 2015, see Note 3.

●

Real Estate Management and Development—We operate in real estate management and development through our majority control of BMI and LandWell. BMI provides utility services to certain industrial and municipal customers and owns real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. In December 2013, we acquired a controlling interest in each of these companies, and they are included in our results of operations and cash flows beginning on January 1, 2014. See Note 3.

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

Interest income included in the calculation of segment operating income is not material in 2013, 2014 or 2015. Capital expenditures include additions to property and equipment but exclude amounts we paid for business units acquired in business combinations. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. Our investment in the TiO2 manufacturing joint venture (see Note 7) is included in the Chemicals Segment’s assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents and marketable securities.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Net sales:
Chemicals	$1,732.4	$1,651.9	$1,348.8
Component products	92.0	103.9	109.0
Waste management	39.2	66.5	45.0
Real estate management and development	—	40.3	30.1
Total net sales	$1,863.6	$1,862.6	$1,532.9
Cost of sales:
Chemicals	$1,622.6	$1,304.6	$1,158.5
Component products	64.5	71.6	75.6
Waste management	42.3	49.7	50.5
Real estate management and development	—	33.9	25.4
Total cost of sales	$1,729.4	$1,459.8	$1,310.0
Gross margin:
Chemicals	$109.8	$347.3	$190.3
Component products	27.5	32.3	33.4
Waste management	(3.1)	16.8	(5.5)
Real estate management and development	—	6.4	4.7
Total gross margin	$134.2	$402.8	$222.9
Operating income (loss):
Chemicals	$(125.4)	$156.8	$7.1
Component products	9.3	13.6	14.0
Waste management	(22.6)	(2.2)	(26.5)
Real estate management and development	—	2.0	—
Total operating income (loss)	(138.7)	170.2	(5.4)
Equity in earnings of investee	.5	—	—
General corporate items:
Securities earnings	26.6	26.9	26.5
Insurance recoveries	9.4	10.4	3.7
Gain on bargain purchase and remeasurement of our existing investment in acquiree	54.6	—	—
General expenses, net	(105.3)	(38.8)	(39.6)
Loss on prepayment of debt, net	(8.9)	—	—
Interest expense	(56.1)	(56.7)	(59.0)
Income (loss) before income taxes	$(217.9)	$112.0	$(73.8)

	Years ended December 31,
	2013	2014	2015
	(In millions)
Depreciation and amortization:
Chemicals	$52.8	$51.9	$44.3
Component products	3.3	3.5	3.5
Waste management	18.4	20.3	19.3
Real estate management and development	—	2.7	2.8
Total	$74.5	$78.4	$69.9
Capital expenditures:
Chemicals	$67.6	$61.3	$47.5
Component products	3.5	2.8	4.2
Waste management	3.5	4.5	1.7
Real estate management and development	—	4.0	1.2
Corporate	—	.1	—
Total	$74.6	$72.7	$54.6

	December 31,
	2013	2014	2015
	(In millions)
Total assets:
Operating segments:
Chemicals	$1,975.8	$2,001.2	$1,617.6
Component products	80.6	83.1	88.7
Waste management	270.1	257.7	231.9
Real estate management and development	253.6	246.1	232.9
Corporate and eliminations	371.6	357.1	366.3
Total	$2,951.7	$2,945.2	$2,537.4

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2015 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $422 million (in 2014 the total was $703 million).

	Years ended December 31,
	2013	2014	2015
	(In millions)
Net sales—point of origin:
United States	$961.5	$993.7	$841.9
Germany	915.8	844.1	690.0
Canada	246.5	252.3	216.9
Belgium	254.6	249.3	198.8
Norway	261.3	256.8	183.5
Eliminations	(776.1)	(733.6)	(598.2)
Total	$1,863.6	$1,862.6	$1,532.9
Net sales—point of destination:
North America	$690.5	$753.2	$604.0
Europe	905.0	883.6	700.9
Asia and other	268.1	225.8	228.0
Total	$1,863.6	$1,862.6	$1,532.9

	December 31,
	2013	2014	2015
	(In millions)
Net property and equipment:
United States	$232.8	$234.4	$227.1
Germany	292.9	259.5	229.9
Canada	67.1	63.4	55.0
Norway	100.9	85.5	71.9
Belgium	102.7	90.8	81.8
Total	$796.4	$733.6	$665.7

Note 3—Business combinations, dispositions and related transactions:

Kronos Worldwide, Inc.

Prior to 2013, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos would use cash on hand to acquire the shares. Repurchased shares will be added to Kronos’ treasury and cancelled. During 2013 Kronos repurchased approximately 49,000 shares for an aggregate of $.7 million in cash under its repurchase program. The 2013 purchases are the only purchases Kronos has made to date under the plan and at December 31, 2015 approximately 1.95 million shares are available for repurchase.

CompX International Inc.

Prior to 2013, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX would generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2013, 2014 or 2015, and at December 31, 2015 approximately 678,000 shares were available for purchase under these authorizations.

Basic Management, Inc. and The LandWell Company

Prior to December 2013, we owned a 32% interest in BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson, Nevada and various other users through a water distribution system owned by BMI. We also had a 12% interest in LandWell, which is actively engaged in efforts to develop certain real estate in Henderson, Nevada. BMI owns an additional 50% interest in LandWell. We accounted for our 32% interest in BMI and 12% interest in LandWell by the equity method of accounting. See Note 7. Three other entities owned the remaining ownership interest in BMI (a 32% interest, a 31% interest and a 5% interest) and LandWell (a 21% interest, a 15% interest and a 2% interest). Provisions in the governing documents of BMI and LandWell give BMI and LandWell and their owners a right of first refusal upon any proposed transfer of an ownership interest in BMI and LandWell.

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

As a result, in December 2013 we completed the acquisition of the 31% ownership interest in BMI and the 15% ownership interest in LandWell held by NERT. We completed this acquisition because it allowed us to obtain control of BMI and LandWell (with the consent of BMI and LandWell and their other owners), which increased our direct ownership interest of BMI to 63% and our direct ownership interest of LandWell to 27%, which also resulted in our control of 77% of LandWell (given BMI’s 50% ownership interest in LandWell, our controlling ownership interest of BMI and our 27% direct ownership interest of LandWell). The other owners did not exercise their first refusal or participation rights and accordingly did not participate in the acquisition of the additional BMI and LandWell interests. As part of this transaction with NERT, we also acquired one parcel of real property located in Henderson, and acquired an option to purchase four additional parcels of real property located in Henderson, without the payment of additional consideration to NERT. These five additional parcels, which NERT had also acquired as part of Tronox’s plan of reorganization, are not part of the land currently being developed by LandWell but are located in or are adjacent to the industrial park. The aggregate fair value of the total consideration we gave for the acquisition of BMI and LandWell interest, the parcel of real property acquired and the option to acquire the four other parcels was $32.6 million consisting of $5.3 million in cash, a $19.1 million promissory note secured by the real property acquired, and a $11.1 million deferred payment obligation (which was discounted to present value of $8.2 million, as discussed below). The acquisition of the BMI and LandWell interests, the parcel of real property and the option for the four additional parcels was accounted for as a business combination under GAAP. The application of the purchase method of accounting for business combinations required us to use significant estimates and assumptions in the determination of the estimated fair value of assets acquired and liabilities assumed; it also required us to re-measure our existing ownership interest in BMI and LandWell to their estimated fair value. Our estimates of the fair values of assets acquired and liabilities assumed were based upon assumptions we believed were reasonable, and where appropriate, included assistance from independent third-party valuation firms.

The $19.1 million promissory note bears interest at 3% per annum, with interest payable annually and all principal due in December 2023. The promissory note is collateralized by the BMI and LandWell interests acquired as well as the real property acquired from NERT as part of the transaction. The note may be prepaid at any time, without penalty. We must make mandatory prepayments on the note in specified amounts whenever we receive distributions from BMI or LandWell, or in the event we sell any of the real property acquired.  The acquisition date estimated fair value of this promissory note was equal to its $19.1 million face amount. We made $1.7 million and $.3 million in principal prepayments during 2014 and 2015, respectively, under the terms of the note.

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

The following table summarizes the aggregate fair value of the consideration we paid to gain control of BMI and LandWell, the one parcel of real property acquired and the option to acquire the remaining four parcels of real property (which one parcel and option to acquire the remaining four parcels collectively were estimated to have an aggregate fair value of $14.9 million), and our current estimates for the fair value of our existing ownership interests in BMI and LandWell, the gain on bargain purchase recognized (which along with the gain on remeasurement of our existing investment in BMI and LandWell, aggregated $54.6 million and was recognized in the fourth quarter of 2013), the amounts assigned to the identifiable assets acquired and liabilities assumed at the acquisition date and the fair value of the noncontrolling interest in BMI and LandWell that exists as the acquisition date. Our final purchase price allocation indicated below was based upon the final fair value appraisal report issued by the independent valuation firm of the assets acquired and liabilities assumed of BMI and LandWell, including the fair value of the noncontrolling interest in BMI and LandWell at the acquisition date, using the fair value measurement principles of ASC 820. Such independent appraisal is considered a Level 3 input under ASC 820. Such final purchase price allocation did not change from our previously-reported preliminary purchase price allocation.

Based on our analysis of the amounts of the transaction at December 31, 2013 we recognized the following:

Amount
(In millions)
Consideration:
Cash	$5.3
Promissory note payable	19.1
Deferred payment, obligation ($11.1 million face value)	8.2
Total fair value of consideration	32.6
Fair value of our existing equity interest in BMI and LandWell	43.4
Bargain purchase gain recognized	28.0
Total	$104.0
Allocation of purchase price to identifiable assets acquired and liabilities assumed:
Cash	$27.4
Land held for development:
Current	14.3
Noncurrent	158.1
Other current assets	9.4
Property, plant and equipment	29.0
Intangible asset	5.1
Other noncurrent assets	3.4
Long-term debt	(14.3)
Other liabilities	(66.9)
Total net identifiable assets	165.5
Noncontrolling interest in BMI and LandWell	(61.5)
Total	$104.0

The pro forma effect on our Consolidated Statement of Operations for 2013, assuming the acquisition of BMI and LandWell had occurred at the beginning of such period, is not material.

Waste Control Specialists LLC

On November 18, 2015, we entered into an agreement with Rockwell Holdco, Inc. ("Rockwell"), for the sale of WCS to Rockwell for $270 million in cash, $20 million face amount in Series A Preferred Stock of Rockwell plus the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement.  Additionally, Rockwell and its affiliates will assume all financial assurance obligations related to the WCS business.  Rockwell is the parent company of EnergySolutions, Inc.   Completion of the sale is subject to certain customary closing conditions, including the receipt of U.S. anti-trust approval, and is expected to close in the first half of 2016, assuming all closing conditions are satisfied.  There can be no assurance that any such sale of WCS would be completed.  Due to, among other things, the size of our WCS business relative to our other businesses in terms of both net sales and asset size, the disposal of WCS would not constitute a strategic shift that would have a major effect on our consolidated operations and financial results under the guidance in ACS 205-20.  Accordingly, assuming the sale of WCS is completed, WCS would not be presented as discontinued operations in our Consolidated Financial Statements.   See Note 2 for additional information regarding the operations of the Waste Management Segment.  Significant items included in our Consolidated Balance Sheets related to WCS at December 31, 2014 and 2015 included:

	December 31,
	2014	2015
	(In millions)
ASSETS
Current assets	$14.6	$10.1
Operating permits	53.2	48.1
Restricted cash	11.0	16.2
Property and equipment, net	161.5	150.0
LIABILITIES
Current portion of long-term debt	$4.5	$4.9
Payable to Contran	26.1	26.1
Long-term debt	76.4	71.4
Accrued noncurrent closure and post closure costs	25.7	27.4

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2014:
Current assets	$2.7	$2.7	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.6	5.8	(.2)
Total	$255.6	$255.8	$(.2)
December 31, 2015:
Current assets	$2.0	$2.0	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	4.9	5.1	(.2)
Total	$254.9	$255.1	$(.2)

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2014:
Current assets	$2.7	$1.7	$1.0	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$—	$—	$250.0
Fixed income securities	3.1	—	3.1	—
Mutual funds and common stocks	2.5	2.5	—	—
Total	$255.6	$2.5	$3.1	$250.0
December 31, 2015:
Current assets	$2.0	$—	$2.0	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$—	$—	$250.0
Fixed income securities	1.4	—	1.4	—
Mutual funds and common stocks	3.5	3.5	—	—
Total	$254.9	$3.5	$1.4	$250.0

Amalgamated Sugar. Prior to 2013, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugar beet growers in Amalgamated’s areas of operations. Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets we transferred to the LLC was approximately $34 million. When we transferred control of our operations to Snake River in return for our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes. Therefore, the cost basis of our investment in the LLC is $250 million. As part of this transaction, Snake River made certain loans to us aggregating $250 million. These loans are collateralized by our interest in the LLC. See Notes 9 and 15.

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

Prior to 2013, Snake River agreed that the annual amount of distributions we receive from the LLC would exceed the annual amount of interest payments we owe to Snake River on our $250 million in loans from Snake River by at least $1.8 million. If we receive less than the required minimum amount, certain agreements we previously made with Snake River and the LLC, including a reduction in the amount of cumulative distributions that we must receive from the LLC in order to prevent us from becoming able to temporarily take control of the LLC, would retroactively become null and void and we would be able to temporarily take control of the LLC if we so desired. Through December 31, 2015, Snake River and the LLC maintained the applicable minimum required levels of cash flows to us.

We report the cash distributions received from the LLC as dividend income. We recognize distributions when they are declared by the LLC, which is generally the same month we receive them, although in certain cases distributions may be paid on the first business day of the following month. See Note 15. The amount of such future distributions we will receive from the LLC is dependent upon, among other things, the future performance of the LLC’s operations. Because we receive preferential distributions from the LLC and we have the right to require the LLC to redeem our interest for a fixed and determinable amount beginning at a fixed and determinable date, we account for our investment in the LLC as a marketable security carried at its cost basis of $250 million. The cost basis is also the fair value of our investment determined using Level 3 inputs as the $250 million redemption price of our investment in the LLC as well as the amount of our debt owed to Snake River Company that is collateralized by our investment in the LLC. There has been no change to the fair value of our Amalgamated Sugar investment during 2013, 2014 or 2015. We do not expect to report a gain on the redemption at the time our LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of our investment in the LLC at the time of redemption.

Other. The fair value of our other marketable securities are either determined using Level 1 inputs (because the securities are actively traded) or determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 5—Accounts and other receivables, net:

	December 31,
	2014	2015
	(In millions)
Trade accounts receivable:
Kronos	$230.9	$194.8
CompX	8.8	8.8
WCS	7.7	5.2
BMI/LandWell	1.4	1.2
VAT and other receivables	24.3	20.1
Allowance for doubtful accounts	(1.8)	(1.2)
Total	$271.3	$228.9

Note 6—Inventories, net:

	December 31,
	2014	2015
	(In millions)
Raw materials:
Chemicals	$76.0	$75.9
Component products	3.4	2.8
Total raw materials	79.4	78.7
Work in process:
Chemicals	32.9	21.1
Component products	10.3	9.3
Total in-process products	43.2	30.4
Finished products:
Chemicals	253.2	233.1
Component products	3.2	3.0
Total finished products	256.4	236.1
Supplies (primarily chemicals)	64.0	60.0
Total	$443.0	$405.2

Note 7—Investment in TiO2 manufacturing joint venture and other assets:

	December 31,
	2014	2015
	(In millions)
Other assets:
Land held for development	$165.1	$157.2
Waste disposal site operating permits, net	53.2	48.1
Restricted cash	13.9	19.6
IBNR receivables	6.8	7.0
Capital lease deposit	6.2	6.2
Intangible assets	5.1	5.1
Other	27.5	11.8
Total	$277.8	$255.0

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment and another Ti02 producer, Tioxide Americas LLC (“Tioxide”), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or “LPC”) that owns and operates a TiO2 plant in Lake Charles, Louisiana. Tioxide is a wholly-owned subsidiary of Huntsman Corporation.

We and Tioxide are both required to purchase one-half of the TiO2 produced by LPC, unless we and Tioxide agree otherwise (such as in 2015, when we purchased approximately 52% of the production from the plant). LPC operates on a break-even basis and, accordingly, we report no equity in earnings of LPC. Each owner’s acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture’s production costs and interest expense, if any. Our share of net cost is reported as cost of sales as the related TiO2 acquired from LPC is sold. We report distributions we receive from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions we make to LPC, which generally relate to cash required by LPC when it builds working capital, as part of our cash flows from operating activities in our Consolidated Statements of Cash Flows. The components of our net distributions (contributions) from LPC are shown in the table below.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Distributions from LPC	$70.7	$48.0	$48.2
Contributions to LPC	(59.8)	(37.4)	(41.7)
Net distributions	$10.9	$10.6	$6.5

Summary balance sheets of LPC are shown below:

	December 31,
	2014	2015
	(In millions)
ASSETS
Current assets	$107.4	$96.2
Property and equipment, net	110.6	110.1
Total assets	$218.0	$206.3
LIABILITIES AND PARTNERS’ EQUITY
Other liabilities, primarily current	$37.3	$37.8
Partners’ equity	180.7	168.5
Total liabilities and partners’ equity	$218.0	$206.3

Summary income statements of LPC are shown below:

	Years ended December 31,
	2013	2014	2015
	(In millions)
Revenues and other income:
Kronos	$224.5	$193.1	$176.5
Tioxide	224.6	193.8	162.5
Total	449.1	386.9	339.0
Cost and expenses:
Cost of sales	448.7	386.4	338.5
General and administrative	.4	.5	.5
Total	449.1	386.9	339.0
Net income	$—	$—	$—

Investment in Basic Management and LandWell. As discussed in Note 3, prior to December 2013 we owned a 32% interest in BMI and a 12% interest in LandWell. BMI owns an additional 50% interest in LandWell, and we accounted for our ownership interests in BMI and LandWell by the equity method of accounting. In December 2013, we acquired a controlling interest in BMI and LandWell, and we ceased to account for BMI and LandWell by the equity method and began to account for BMI and LandWell as a consolidated subsidiary. For federal income tax purposes LandWell is treated as a partnership, and accordingly the combined results of operations of BMI and LandWell include a provision for income taxes on LandWell’s earnings only to the extent that such earnings accrue to BMI. We previously recorded our equity in earnings of BMI and LandWell on a one-quarter lag because their financial statements were generally not available to us on a timely basis. Upon gaining control of BMI and LandWell in December 2013, we eliminated the one-quarter lag by recognizing, in the fourth quarter of 2013, equity in earnings of BMI and LandWell attributable to the six-month period ended December 31, 2013. The effect of this one-quarter lag, as well as the effect of us recognizing five quarters of equity in earnings of BMI and LandWell in 2013, was not material to any period presented. Certain selected combined financial information of BMI and LandWell is summarized below.

Twelve Months ended September 30, 2013
(in millions)
Total revenues	$9.5
Loss before income taxes	(3.9)
Net loss	(3.7)

Land held for development. The land held for development relates to BMI and LandWell and is discussed in Notes 1 and 3.

Capitalized permit costs. We obtained our byproducts disposal license in 2008 and began amortizing such license when the byproduct disposal facility began operations in October 2009. We obtained our LLRW license in September 2009. Our LLRW facilities commenced operations in 2012, at which time we began amortizing such license. Amortization of capitalized operating permit costs was $6.5 million in 2013, $6.6 million in 2014 and $6.3 million in 2015. Our estimated aggregate amortization expense for all our of capitalized permit costs as of December 31, 2015 is approximately $6.3 million in each of 2016 and 2017, $5.7 million in 2018 and $5.3 million in each of 2019 and 2020. Capitalized permit costs are stated net of accumulated amortization of $25.3 million at December 31, 2014 and $31.6 million at December 31, 2015. The components of net capitalized permit costs are presented in the table below.

	December 31,
	2014	2015
	(In millions)
Net permit costs for issued permits which are being amortized:
LLRW license (expires in 2024)	$49.6	$44.7
Byproduct license (expires in 2018)	3.5	2.5
Other (expires 2015—2024)	.1	.1
Total amortized permits	53.2	47.3
Permits not being amortized	—	.8
Total	$53.2	$48.1

Other. We have certain related party transactions with LPC, as more fully described in Note 16.

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

Restricted cash relates primarily relates to our Waste Management Segment.  In April 2014, $18.0 million of such restricted cash was released to WCS.  See Note 17.

The capital lease deposit relates to certain indebtedness of our Waste Management Segment and is discussed in Note 9.

Upon acquiring a controlling interest in our Real Estate Management and Development segment in December 2013, we recognized an indefinite-lived customer relations intangible asset of $5.1 million for long-term contracts related to water delivery services to the City of Henderson, Nevada and various other users through a water system owned by BMI.  See Note 3.

Note 8—Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. All of our goodwill related to our Chemicals Segment is from our various step acquisitions of NL and Kronos which occurred prior to 2013, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the security products reporting unit within that operating segment.

	Operating segment
	Chemicals	Component Products	Total
	(In millions)
Balance at December 31, 2013, 2014 and 2015	$352.6	$27.1	$379.7

We test for goodwill impairment at the reporting unit level. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices, a Level 1 input, while discounted cash flows are a Level 3 input.  We also consider control premiums when assessing fair value using quoted market prices.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. We review goodwill for each of our reporting units for impairment during the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value. Prior to 2013, we used a quantitative assessment in determining the estimated fair value of our Component Products security products reporting unit, using appropriate valuation techniques such as discounted cash flows. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. In 2013 we adopted the guidance in ASU No. 2011-08 for testing goodwill for impairment by assessing qualitative factors solely as it relates to our security products reporting unit, to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

We performed our annual goodwill impairment test in the third quarter of 2015 for each of our reporting units and concluded there was no impairment of the goodwill for those reporting units.  The impairment test as it relates to our security products reporting unit was based on our qualitative assessment, and as a result a quantitative assessment was not required for such reporting unit for 2015. We also tested our goodwill for impairment in connection with our annual goodwill impairment test during the third quarter of 2013 and 2014. No impairment was indicated as part of such 2013, 2014 or 2015 annual review of goodwill.

Prior to 2013, we recorded an aggregate $16.5 million goodwill impairment, mostly with respect to our Component Products Segment. Our consolidated gross goodwill at December 31, 2015 is $396.2 million.

Note 9—Long-term debt:

	December 31,
	2014	2015
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	223.7	263.8
Total Valhi debt	473.7	513.8
Subsidiary debt:
Kronos —
Term loan	340.9	338.0
WCS —
Financing capital lease	67.1	65.6
Tremont —
Promissory note payable	17.4	17.1
BMI —
Bank note payable	10.2	9.3
LandWell —
Note payable to the City of Henderson	3.1	3.1
Other	16.6	13.6
Total subsidiary debt	455.3	446.7
Total debt	929.0	960.5
Less current maturities	9.3	9.5
Total long-term debt	$919.7	$951.0

Valhi—Snake River Sugar Company—Our $250 million in loans from Snake River Sugar Company are collateralized by our interest in The Amalgamated Sugar Company LLC. The loans bear interest at a weighted average fixed interest rate of 9.4% and are due in January 2027. At December 31, 2015, $37.5 million of the loans are recourse to us and the remaining $212.5 million is nonrecourse to us. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 4.

Contran credit facility—We also have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $325 million. The facility, as amended, bears interest at prime plus 1% (4.50% at December 31, 2015), and is due on demand, but in any event no earlier than December 31, 2017. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance (except during periods during which Contran would be a net borrower from Valhi). The average interest rate on the term loan borrowings for the year ended

December 31, 2015 was 4.26%. During 2015 we borrowed an additional net $40.1 million and at December 31, 2015 an additional $61.2 million was available for borrowings under the amended facility.

Kronos—Term loans— In 2013, Kronos voluntarily repaid its entire $400 million term loan that was issued in June 2012. Kronos prepaid an aggregate $390 million principal amount and recognized a non-cash pre-tax interest charge of $8.9 million in 2013 related to this prepayment consisting of the write-off of unamortized original issue discount costs and deferred financing costs associated with such prepayment. Funds for the aggregate prepayment were provided by $150 million of cash on hand, borrowings of $190 million under a 2013 loan agreement with Contran as described below, $50 million of cash on hand and borrowings of $50 million under its revolving North American credit facility.

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
●

requires quarterly principal repayments of $875,000 which commenced in June 2014, other mandatory principal repayments of formula-determined amounts under specified conditions with all remaining principal balance due in February 2020. Voluntary principal prepayments are permitted at any time;

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

In May 2015 Kronos entered into an amendment to its term loan due in February 2020.  As a result of the amendment:

•	The applicable margin on outstanding LIBOR-based borrowings was reduced from 3.75% to 3.00%, and the applicable margin on outstanding base rate borrowings was reduced from 2.75% to 2.00%; and
•

A provision was added whereby if we elected to call all or a portion of the outstanding principal balance within six months of completing the amendment (i.e. before November 2015), a 1% call premium of the aggregate principal amount so prepaid would apply.  There is no prepayment penalty applicable to any call after November 2015.  We made no such call prior to November 2015.

We accounted for such amendment to our term loan as a modification of the terms of the term loan.  All other terms of the term loan, including principal repayments, maturity and collateral remain unchanged.  We paid a $750,000 refinancing fee in connection with this amendment, which along with the existing unamortized deferred financing costs associated with the term loan are being amortized over the remaining term of the loan.

The average interest rate on the term loan borrowings as of and for the year ended December 31, 2015 was 4.0% and 4.29%, respectively. The carrying value of the term loan at December 31, 2015 is stated net of  unamortized original issue discount of $1.2 million and debt issuance costs of $4.7 million (at December 31, 2014 the amounts were $1.5 million and $5.0 million).  See Note 20.

See Note 18 for a discussion of the interest rate swap we entered into in the third quarter of 2015 pursuant to our interest rate risk management strategy.

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

Revolving North American credit facility—In June 2012, Kronos entered into a $125 million revolving bank credit facility which matures in June 2017. Borrowings under the revolving credit facility are available for Kronos’ general corporate purposes. Available borrowings on this facility are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, of certain of Kronos’ North American subsidiaries less any outstanding letters of credit up to $15 million issued under the facility (with revolving borrowings by Kronos’ Canadian subsidiary limited to $25 million). Any amounts outstanding under the revolving credit facility bear interest, at Kronos’ option, at LIBOR plus a margin ranging from 1.5% to 2.0% or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 1.0%. The credit facility is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions which, among other things, restricts the borrowers’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity, contains other provisions and restrictive covenants customary in lending transactions of this type and under certain conditions requires the maintenance of a specified financial covenant (fixed charge coverage ratio, as defined) to be at least  1.1 to 1.0. During 2014, Kronos borrowed $81.0 million and repaid an aggregate of $92.1 million under this facility. Kronos had no borrowings or repayments under this facility during 2015, and at December 31, 2015 Kronos had approximately $68.3 million available for borrowing under this revolving facility.

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

Kronos had no borrowing or repayments under this facility during 2015 and at December 31, 2015, there were no outstanding borrowings under this facility. Kronos’ European credit facility requires the maintenance of certain financial ratios. Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.   Based upon the borrowers’ last twelve months EBITDA as of December 31, 2015 and the net debt to EBITDA financial test, Kronos’ borrowing availability at December 30, 2015 is approximately 19% of the credit facility, or €23.1 million ($25.3 million).

Canada—In December 2011, Kronos’ Canadian subsidiary entered into an agreement with an economic development agency of the Province of Quebec, Canada pursuant to which we may borrow up to Cdn. $4.5 million through December 31, 2015 (no additional amounts are expected to be borrowed under this facility).  Borrowings may only be used to fund capital improvements at its Canadian plant and are limited to a specified percentage of such capital improvements. Borrowings are non-interest bearing, with equal monthly payments commencing in 2018. The agreement contains certain restrictive covenants, which, among other things, restricts the subsidiary’s ability to sell assets or enter into mergers, and requires Kronos’ subsidiary to maintain certain financial ratios and maintain specified levels of employment.  At December 31, 2015, Kronos had Cdn. $4.5 million (USD $3.3 million) outstanding under this agreement.

Prior to December 31, 2014, Kronos’ Canadian subsidiary had an aggregate of Cdn. $7.9 million of letters of credit outstanding issued by a bank its behalf.  These letters of credit were issued in connection with the appeal of a Canadian income tax assessment discussed in Note 12.  Upon the successful completion of the appeal in 2014, such letters of credit were cancelled, and an equivalent amount of restricted cash deposits which had been collateralizing such letters of credit, classified as noncurrent restricted cash, were released.

WCS—Financing capital lease—Prior to 2013, WCS closed under a Sale and Purchase Agreement with the County of Andrews, Texas whereby WCS sold certain real and personal property constituting a substantial portion of its property and equipment (“Transferred Assets”) to the County for gross proceeds of $75 million. WCS used the net proceeds received under the Agreement to finance the construction of its Federal and Texas Compact LLRW disposal facilities. As a condition under the Agreement, WCS also concurrently entered into a Lease Agreement (“Lease”) with the County pursuant to which WCS agreed to lease the Transferred Assets back from the County for a period of 25 years. The Lease requires monthly rental payments payable through August 2035, and during the Lease term WCS is responsible for all costs associated with the use, occupancy, possession and operation of the Transferred Assets. Under the terms of the Agreement, WCS was also required to pay all of the County’s costs associated with the transactions, and the proceeds WCS received from the County upon closing under the Sale and Purchase Agreement were net of the County’s cost, which aggregated approximately $2.6 million At the end of the Lease term, title to the Transferred Assets automatically reverts back to WCS without further payment obligation. Prior to the end of the Lease term, WCS may, at its option, terminate the Lease early upon payment of specified amounts to the County, at which time the Transferred Assets would also revert back to WCS. For financial reporting purposes, we have accounted for these transactions in tandem as a financing capital lease, in which we continue to recognize the Transferred Assets on our Consolidated Balance Sheet and our rental payments due under the Lease are accounted for as debt. The capital lease has an effective interest rate of approximately 7.0%. At the inception of the Lease, WCS was required to prepay to the County an amount ($6.2 million) equal to its aggregate lease rentals due to the County in the final year of the Lease, the County will hold the funds as a prepaid deposit. The deposit serves as collateral for WCS’ performance under the Lease and is included in our other noncurrent assets. See Notes 7 and 16.

Other. Tremont’s promissory note payable is discussed in Notes 3 and 16.

In January 2013, BMI entered into an $11.9 million bank note payable to Meadows Bank. The proceeds of the note were used to refinance previously outstanding debt obligations. The note requires monthly installments of $.1 million through the maturity date in January 2025. The note bears interest at a variable rate equal to the prime rate with a floor of 3.25% and a ceiling of 9.0%. The note is secured by certain real property. In addition we are required to maintain cash collateral of $750,000 with the lender, which collateral is classified as noncurrent restricted cash in our Consolidated Balance Sheets. At December 31, 2015 the note had an outstanding balance of $9.4 million and is stated net of debt issuance costs of $.1 million. The interest rate as of and for the year ended December 31, 2015 was 3.50% and 3.25%, respectively.

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

Aggregate maturities of long-term debt at December 31, 2015

Aggregate maturities of debt at December 31, 2015 are presented in the table below.

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2016	$14.7
2017	276.3
2018	12.7
2019	12.3
2020	341.8
2021 and thereafter	366.0
Subtotal	1,023.8
Less amounts representing interest on capital leases, original issue discount and debt issuance costs	63.3
Total long-term debt	$960.5

We are in compliance with all of our debt covenants at December 31, 2015.

Note 10—Accounts payable and accrued liabilities:

	December 31,
	2014	2015
	(In millions)
Accounts payable:
Kronos	$121.4	$96.1
CompX	3.9	2.7
WCS	1.4	1.3
BMI/LandWell	7.0	2.1
NL	2.3	1.9
Other	.2	.7
Total	$136.2	$104.8
Current accrued liabilities:
Employee benefits	$34.6	$24.7
Accrued sales discounts and rebates	23.0	23.9
Deferred income	19.8	21.8
Environmental remediation and related costs	10.2	11.7
Accrued workforce reduction costs	—	5.3
Interest rate swap contract	—	3.3
Other	40.4	30.4
Total	$128.0	$121.1
Noncurrent accrued liabilities:
Reserve for uncertain tax positions	$34.1	$32.9
Asset retirement obligations	27.2	28.8
Deferred income	18.9	20.2
Employee benefits	8.1	7.1
Insurance claims and expenses	9.5	9.6
Deferred payment obligation	8.5	8.8
Other	6.4	7.2
Total	$112.7	$114.6

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. Our reserve for uncertain tax positions is discussed in Note 12.

Our asset retirement obligations include amounts related to the closure and post-closure obligations associated with our Waste Management Segment’s facility in West Texas. We recognized accretion expense of $1.7 million in 2013, $1.8 million in 2014 and $2.0 million in 2015 on the closure and post-closure obligations. We are required to provide certain financial assurance to Texas government agencies with respect to the decommissioning obligations related to such facility, as more fully described in Note 17. Certain of our affiliates have provided or assisted us in providing such financial assurance, as discussed in Note 16.

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

Note 11—Employee benefit plans:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $4.2 million in 2013, $5.7 million in 2014 and $5.8 million in 2015.

Defined benefit plans. Kronos and NL sponsor various defined benefit pension plans worldwide. The benefits under our defined benefit plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of $15.8 million to all of our defined benefit pension plans during 2016. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2016	$23.4 million
2017	23.7 million
2018	24.2 million
2019	24.7 million
2020	25.6 million
Next 5 years	141.2 million

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2014	2015
	(In millions)
Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$62.0	$70.2
Interest cost	2.9	2.7
Actuarial loss (gain)	9.9	(2.2)
Benefits paid	(4.6)	(4.1)
Balance at end of the year	$70.2	$66.6
Change in plan assets:
Fair value at beginning of the year	$54.9	$53.6
Actual return on plan assets	2.0	(2.3)
Employer contributions	1.3	.4
Benefits paid	(4.6)	(4.1)
Fair value at end of year	$53.6	$47.6
Funded status	$16.6	$19.0
Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.3)	$(.3)
Noncurrent	(16.3)	(18.7)
Total	(16.6)	(19.0)
Accumulated other comprehensive loss—Actuarial loss	39.5	42.0
Total	$22.9	$23.0
Accumulated benefit obligations (“ABO”)	$70.2	$66.6

The components of our net periodic defined benefit pension benefit cost (credit) for U.S. plans are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial losses for 2013, 2014 and 2015 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2012, 2013 and 2014, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Net periodic pension benefit cost (credit) for U.S. plans:
Interest cost	$2.4	$2.9	$2.7
Expected return on plan assets	(4.9)	(4.0)	(3.9)
Amortization of unrecognized net actuarial loss	1.6	1.2	1.7
Total	$(.9)	$.1	$.5

Certain information concerning our U.S. defined benefit pension plans is presented in the table below.

	December 31,
	2014	2015
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$70.2	$66.6
Accumulated benefit obligations	70.2	66.6
Fair value of plan assets	53.6	47.6

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plans as of December 31, 2014 and 2015 are 3.8% and 4.1%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plans are frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plans for 2013, 2014 and 2015 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plans are frozen with regards to compensation.

	Years ended December 31,
Rate	2013	2014	2015
Discount rate	3.6%	4.5%	3.8%
Long-term return on plan assets	10.0%	7.5%	7.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our foreign defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2014	2015
	(In millions)
Change in PBO:
Balance at beginning of the year	$604.9	$659.2
Service cost	9.9	11.2
Interest cost	22.2	15.1
Participants’ contributions	2.0	1.6
Actuarial loss (gain)	122.2	(10.0)
Change in currency exchange rates	(75.3)	(76.9)
Benefits paid	(26.7)	(21.3)
Balance at end of the year	$659.2	$578.9
Change in plan assets:
Fair value at beginning of the year	$441.6	$425.5
Actual return on plan assets	40.7	10.8
Employer contributions	20.4	17.6
Participants’ contributions	2.0	1.6
Change in currency exchange rates	(52.5)	(51.7)
Benefits paid	(26.7)	(21.3)
Fair value at end of year	$425.5	$382.5
Funded status	$(233.7)	$(196.4)
Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$—	$1.7
Accrued pension costs:
Current	(.6)	—
Noncurrent	(233.1)	(198.1)
Total	(233.7)	(196.4)
Accumulated other comprehensive loss:
Actuarial loss	252.3	234.1
Prior service cost	2.2	1.9
Total	254.5	236.0
Total	$20.8	$39.6
ABO	$627.5	$554.4

The components of our net periodic defined benefit pension benefit cost for our foreign plans are presented in the table below. In December 2013, we amended one of Kronos’ Canadian plans in which participation with respect to hourly workers was closed to new participants in December 2013, and existing hourly plan participants will no longer accrue additional benefits after December 2013, resulting in a $7.1 million curtailment charge for recognition of previously unamortized prior service cost and transition obligation and $.2 million for special termination benefits. In 2014, we amended the other Kronos Canadian plan in which participation with respect to salaried workers was closed to new participants in December 2014, and existing hourly plan participants will no longer accrue additional benefits after December 2014, resulting in a nominal curtailment charge.  The amounts shown below for the amortization of unrecognized prior service cost, net transition obligations and actuarial losses for 2013, 2014 and 2015 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2012, 2013 and 2014, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Net periodic pension cost for foreign plans:
Service cost	$13.1	$9.9	$11.2
Interest cost	21.6	22.2	15.1
Settlement gain	—	(.3)	—
Curtailment loss	7.3	.1	—
Expected return on plan assets	(18.9)	(20.6)	(17.3)
Amortization of unrecognized:
Prior service cost	1.1	.5	.4
Net transition obligations	.4	—	—
Net actuarial loss	12.5	10.1	13.8
Total	$37.1	$21.9	$23.2

Certain information concerning our foreign defined benefit pension plans is presented in the table below.

	December 31,
	2014	2015
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$632.6	$518.1
Accumulated benefit obligations	603.4	498.7
Fair value of plan assets	401.2	321.6

A summary of our key actuarial assumptions used to determine foreign benefit obligations as of December 31, 2014 and 2015 was:

	December 31,
Rate	2014	2015
Discount rate	2.5%	2.6%
Increase in future compensation levels	2.6%	2.9%

A summary of our key actuarial assumptions used to determine foreign net periodic benefit cost for 2013, 2014 and 2015 are as follows:

	Years ended December 31,
Rate	2013	2014	2015
Discount rate	3.7%	3.8%	2.5%
Increase in future compensation levels	3.1%	2.7%	2.6%
Long-term return on plan assets	5.0%	5.0%	4.6%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for all of our defined benefit plans for unrecognized actuarial losses and prior service cost at December 31, 2014 and 2015 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2014 and 2015. We expect approximately $12.8 million and $.2 million of the unrecognized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension cost in 2016. The table below details the changes in other comprehensive income (loss) during 2013, 2014 and 2015.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss)	$19.8	$(113.0)	$.3
Plan curtailment	7.1	—	—
Plan settlement	—	(.2)	—
Amortization of unrecognized:
Prior service cost	1.1	.5	.4
Net transition obligations	.4	—	—
Net actuarial losses	14.2	11.3	15.4
Total	$42.6	$(101.4)	$16.1

At December 31, 2014 and 2015, all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Prior to his death in December 2013, Mr. Harold C. Simmons was the sole trustee of the CMRT, and he along with the CMRT’s investment committee, of which Mr. Simmons was a member, actively managed the investments of the CMRT. The CMRT’s long-term investment objective was to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons (prior to his death).  During the history of the CMRT from its inception in 1988 through December 31, 2013, the average annual rate of return was 14%. For the year ended December 31, 2013, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily relied on the historical rates of return achieved by the CMRT, although we considered other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns would in the future continue to be achieved over the long-term.

Following the death of Mr. Simmons in December 2013, the Contran board of directors in January 2014 appointed a financial institution as the new directed trustee of the CMRT, and the Contran board appointed five individuals (all executive officers of Contran) as the new investment committee of the CMRT.  During 2014, the new investment committee began a process of reallocating to current and/or new investment managers or various mutual funds and commingled funds the portion of the CMRT assets that had previously been under direct and active management by Mr. Simmons.  The reallocation process was done prudently over a period of time, given the diverse asset composition of this portion of the portfolio, and was substantially complete at December 31, 2015.  Concurrent with this change in investment strategy in which there is no longer a portion of the CMRT’s assets under direct and active management by Mr. Simmons, and considering the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries, beginning in 2014 the assumed long-term rate of return for plan assets invested in the CMRT was reduced to 7.5%.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 80% and 81% of the assets of the CMRT at December 31, 2014 and 2015, respectively, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2014	2015
	(In millions)
CMRT asset value	$715.5	$648.8
CMRT fair value input:
Level 1	67%	54%
Level 2	13	27
Level 3	20	19
	100%	100%
CMRT asset mix:
Domestic equities, principally publicly traded	48%	29%
International equities, principally publicly traded	11	22
Fixed income securities, principally publicly traded	32	38
Privately managed limited partnerships	7	5
Hedge funds	—	5
Other, primarily cash	2	1
	100%	100%

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

●

In Canada, we currently have a plan asset target allocation of 38% to equity securities, 55% to fixed income securities and 7% to other investments and cash. We expect the long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.

●

In Norway, we currently have a plan asset target allocation of 11% to equity securities, 79% to fixed income securities, 7% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 7%, 3%, 5% and 5%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 11% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

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

The composition of our December 31, 2014 and 2015 pension plan assets by asset category and fair value level is shown in the table below. The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plan’s investment in the CMRT.

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$240.7	$—	$—	$240.7
Canada:
Local currency equities	12.4	12.4	—	—
Foreign currency equities	34.4	34.4	—	—
Local currency fixed income	50.3	50.3	—	—
Global mutual fund	10.1	10.1	—	—
Cash and other	.6	.6	—	—
Norway:
Local currency equities	1.9	1.9	—	—
Foreign currency equities	5.1	5.1	—	—
Local currency fixed income	29.3	29.3	—	—
Foreign currency fixed income	3.8	3.8	—	—
Real estate	4.5	—	—	4.5
Cash and other	10.3	9.2	—	1.1
US — CMRT	53.6	—	53.6	—
Other	22.1	14.3	—	7.8
Total	$479.1	$171.4	$53.6	$254.1

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$223.1	$—	$—	$223.1
Canada:
Local currency equities	9.6	9.6	—	—
Foreign currency equities	23.3	23.3	—	—
Local currency fixed income	50.6	50.6	—	—
Global mutual fund	6.8	6.8	—	—
Cash and other	.5	.5	—	—
Norway:
Local currency equities	2.0	2.0	—	—
Foreign currency equities	3.6	3.6	—	—
Local currency fixed income	24.5	24.5	—	—
Foreign currency fixed income	4.7	4.7	—	—
Real estate	4.2	—	—	4.2
Cash and other	7.9	6.7	—	1.2
US — CMRT	47.6	—	47.6	—
Other	21.7	14.0	—	7.7
Total	$430.1	$146.3	$47.6	$236.2

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2014	2015
	(In millions)
Fair value at beginning of year	$261.5	$254.1
Gain on assets held at end of year	24.5	6.5
Gain on assets sold during the year	.3	.3
Assets purchased	16.9	13.7
Assets sold	(15.2)	(12.4)
Currency exchange rate fluctuations	(33.9)	(26.0)
Fair value at end of year	$254.1	$236.2

Postretirement benefits other than pensions (“OPEB”). NL, Kronos and Tremont provide certain health care and life insurance benefits for their eligible retired employees. We have no OPEB plan assets, rather, we fund benefit payments as they are paid. At December 31, 2015, we expect to contribute the equivalent of approximately $1.1 million to all of our OPEB plans during 2016. Benefit payments to OPEB plan participants are expected to be the equivalent of:

2016	$1.1 million
2017	1.1 million
2018	1.0 million
2019	1.0 million
2020	.9 million
Next 5 years	4.2 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2014	2015
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Obligations at beginning of the year	$15.1	$15.4
Service cost	.1	.1
Interest cost	.6	.5
Actuarial loss (gain)	1.4	(.8)
Change in currency exchange rates	(.6)	(1.2)
Benefits paid from employer contributions	(1.2)	(1.1)
Obligations at end of the year	15.4	$12.9
Fair value of plan assets	—	—
Funded status	$(15.4)	$(12.9)
Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(1.3)	$(1.1)
Noncurrent	(14.1)	(11.8)
Total	(15.4)	(12.9)
Accumulated other comprehensive income (loss):
Net actuarial losses	3.2	2.4
Prior service credit	(10.6)	(8.6)
Total	(7.4)	(6.2)
Total	$(22.8)	$(19.1)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2014 and 2015 have not been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are now recognized in our accumulated other comprehensive loss at December 31, 2014 and 2015.  We expect to recognize approximately $1.8 million of prior service credit and $.2 million of unrecognized actuarial losses as components of our periodic OPEB cost in 2016.  The table below details the changes in other comprehensive income (loss) during 2013, 2014 and 2015. In the fourth quarter of 2013, we amended the benefit formula for most Canadian participants of our plans effective January 1, 2014, resulting in a curtailment gain as of December 31, 2013.  Key assumptions including the service cost and benefit duration as of December 31, 2014 and 2015 now reflect these plan revisions to the benefit formula.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$2.2	$(1.4)	$.8
Plan amendments/curtailment	4.5	(.2)	—
Amortization of unrecognized prior service credit	(2.4)	(2.0)	(1.9)
Total	$4.3	$(3.6)	$(1.1)

The components of our periodic OPEB costs are presented in the table below.  The amounts shown below for amortization of prior service credit and recognized actuarial losses for 2013, 2014 and 2015 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2012, 2013 and 2014, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Net periodic OPEB cost (credit):
Service cost	$.3	$.1	$.1
Interest cost	.7	.6	.5
Curtailment gain	(.6)	—	—
Amortization of unrecognized:
Prior service credit	(1.8)	(2.0)	(1.9)
Net actuarial loss	—	(.2)	—
Total	$(1.4)	$(1.5)	$(1.3)

A summary of our key actuarial assumptions used to determine the net benefit obligations as of December 31, 2014 and 2015 follows:

	December 31,
	2014	2015
Healthcare inflation:
Initial rate	7.0%	7.0%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2021	2021
Discount rate	3.4%	3.6%
Assumed health care cost trend rates affect the amounts we report for health care plans. A one percent change in assumed health care trend rates would not have a material effect on the net periodic OPEB cost for 2015 or on the accumulated OPEB obligations at December 31, 2015.

The weighted average discount rate used in determining the net periodic OPEB cost for 2015 was 3.4% (the rate was 4.0% in 2014 and 3.5% in 2013). The weighted average rate was determined using the projected benefit obligations as of the beginning of each year.  The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.  The impact of the assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2014 or 2015.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12—Income taxes:

	Years ended December 31,
	2013	2014	2015
	(In millions)
Pre-tax income (loss):
United States	$(70.4)	$40.1	$(35.3)
Non-U.S. subsidiaries	(147.5)	71.9	(38.5)
Total	$(217.9)	$112.0	$(73.8)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$(76.3)	$39.2	$(25.8)
Non-U.S. tax rates	4.3	(4.1)	.6
Incremental net benefit on earnings (losses) of non-U.S. and U.S. subsidiaries	(18.5)	(2.2)	(37.6)
Valuation allowance	—	—	159.0
U.S. state income taxes, net	(3.4)	4.1	(1.3)
Adjustment to the reserve for uncertain tax positions, net	2.1	(3.7)	.8
Nondeductible expenses	2.9	2.8	3.0
Tax rate changes	(.2)	—	—
Other, net	(1.9)	(3.6)	(1.4)
Provision for income taxes (benefit)	$(91.0)	$32.5	$97.3
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$9.1	$7.4	$7.6
Non-U.S.	(1.2)	15.2	3.3
Total	7.9	22.6	10.9
Deferred income taxes (benefit):
U.S. federal and state	(57.9)	3.8	(58.5)
Non-U.S.	(41.0)	6.1	144.9
Total	(98.9)	9.9	86.4
Provision for income taxes (benefit)	$(91.0)	$32.5	$97.3
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(91.0)	$32.5	$97.3
Other comprehensive income (loss):
Marketable securities	5.1	(11.3)	(4.1)
Currency translation	5.5	(16.9)	(17.3)
Pension plans	14.1	(33.2)	4.1
OPEB plans	1.0	(1.2)	(.4)
Interest rate swap	—	—	(1.7)
Total	$(65.3)	$(30.1)	$77.9

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35%.  The amount shown on such table for incremental net tax (benefit) on earnings and losses on non-U.S. companies and U.S. subsidiaries includes, as applicable, (i) current income taxes (including withholding taxes, if applicable), if any, associated with any current-year earnings of our Chemicals Segments non-U.S. subsidiaries to the extent such current-year earnings were distributed to us in the current year, (ii) deferred income taxes (or deferred income tax benefits) associated with the current-year change in the aggregate amount of undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which earnings are not subject to a permanent reinvestment plan, in an amount representing the current-year change in the aggregate current income tax that would be generated (including withholding taxes, if applicable) when such aggregate undistributed earnings are distributed to us, (iii) current U.S. income taxes (or current income tax benefit) , including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of Kronos’

non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code, and (iv) certain and deferred income taxes associated with distributions and earnings from our investment in LandWell and BMI.

The components of the net deferred tax liability at December 31, 2014 and 2015 are summarized below.  See Note 20.

	December 31,
	2014		2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$5.4	$(5.2)	$3.7	$(3.7)
Marketable securities	—	(126.4)	—	(98.2)
Property and equipment	—	(109.2)	—	(96.6)
Accrued OPEB costs	4.8	—	4.0	—
Accrued pension costs	52.0	—	44.0	—
Currency revaluation on intercompany debt	5.6	—	18.6	—
Accrued environmental liabilities	38.8	—	39.9	—
Other deductible differences	34.7	—	45.7	—
Other taxable differences	—	(21.6)	—	(21.7)
Investments in subsidiaries and affiliates	—	(278.7)	—	(238.8)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(2.6)	—	(2.0)
Tax loss and tax credit carryforwards	163.6	—	154.3	—
Valuation allowance	(.1)	—	(168.9)	—
Adjusted gross deferred tax assets (liabilities)	304.8	(543.7)	141.3	(461.0)
Netting of items by tax jurisdiction	(143.9)	143.9	(140.0)	(140.0)
Net noncurrent deferred tax asset (liability)	$160.9	$(399.8)	$1.3	$(321.0)

Our acquisition of an additional ownership interest in BMI in December 2013, discussed in Note 3, increased our ownership interest in BMI from 32% to 63%. As a result, effective December 31, 2013 we no longer account for our ownership interest in BMI by the equity method of accounting but instead BMI is a consolidated subsidiary. Prior to December 31, 2013, we recognized a deferred income tax liability for the excess of our book basis over our tax basis of our investment in BMI at capital gains rates, because we did not have the ability to control BMI and hence we could assume we would only realize such excess upon a disposition of our ownership interest in BMI. Upon gaining control of BMI in December 2013, we now have the ability to control the means in which such excess would be realized, and accordingly the deferred income tax liability we now recognize for such excess is based on the assumption that we would realize such excess from dividend distributions from BMI (which are taxed at a lower rate, after considering the effect of the dividends received deduction). Our income tax benefit in 2013 includes an aggregate $11.1 million benefit (classified in the table above as part of our incremental U.S. tax on earnings of non-U.S. and non-tax group companies) related to the remeasurement of such deferred income tax liability with respect to our investment in BMI from capital gains rates to dividend received deduction rates, including the deferred income taxes related to (i) the gain from the re-measurement of our existing investment in BMI to estimated fair value and (ii) the bargain purchase gain related to the additional ownership interest in BMI acquired in December 2013.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  In 2011 and 2012 Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004.  We objected to the re-assessments and believed the position was without merit.  Accordingly, we appealed the re-assessments and in connection with such appeal we were required to post letters of credit aggregating Cdn. $7.9 million (see Note 9).  In 2014, the Appeals Division of the Canadian Revenue Authority ruled in our favor and reversed in their entirety such notices of re-assessment.  As a result, we recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions in 2014 related to the completion of this Canadian income tax audit.  In addition, the related letters of credit have been cancelled.  Also during 2014, we recognized a non-cash income tax benefit of $3.1 million related to the release of a portion of our reserve for uncertain tax positions in conjunction with the completion of an audit of our U.S. income tax return for 2009.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2013, 2014 and 2015:

	Years ended December 31,
	2013	2014	2015
	(In millions)
Unrecognized tax benefits:
Amount beginning of year	$33.4	$47.9	$30.1
Net increase (decrease):
Tax positions taken in prior periods	.5	(19.6)	(.4)
Tax positions taken in current period	11.3	3.6	6.4
Lapse due to applicable statute of limitations	3.4	(.7)	(6.0)
Acquisition of BMI and LandWell	.1	—	—
Changes in currency exchange rates	(.8)	(1.1)	(1.3)
Amount at end of year	$47.9	$30.1	$28.8

If our uncertain tax positions were recognized, a benefit of $29.2 million, $24.2 million and $23.4 million at December 31, 2013, 2014 and 2015, respectively, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $6.6 million during the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes of limitations.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2012 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to: 2006 for Norway; 2010 for Canada; 2011 for Germany; and 2012 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $1.3 million during 2013 and $1.2 million during 2014 and $1.3 million during 2015, and at December 31, 2014 and 2015 we had $4.1 million and $4.2 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

Our Chemicals Segment has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $683 million and $96 million for German corporate and trade tax purposes, respectively, at December 31, 2015) and in Belgium (the equivalent of $86 million for Belgian corporate tax purposes at December 31, 2015), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets recognized with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we  expected to utilize the remainder of the carryforwards over the long term. We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of

2015, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgium NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets. Such valuation allowance aggregated $150.3 million at June 30, 2015.  We recognized an additional $8.7 million non-cash deferred income tax valuation allowance under the more-likely-than-not recognition criteria during the third and fourth quarters of 2015, due to losses recognized by Kronos’ German and Belgium operations during such period. In addition to the aggregate $159.0 million increase in the deferred income tax asset valuation allowance recognized as part of the provision for income taxes in 2015, the deferred income tax asset valuation allowance also increased by an aggregate of $9.8 million in 2015 due to amounts recognized in other comprehensive loss.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through March 31, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  Accordingly, our provision for income taxes in 2015 includes an aggregate non-cash income tax benefit of $29.3 million, recognized in the second, third and fourth quarters of, 2015, for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss. Such amount is included in the above table of our income tax rate reconciliation for incremental net benefit on earnings and losses on non-U.S. and U.S. subsidiaries (in addition to the other items indicated above).  A portion of such reduction also related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

Note 13—Noncontrolling interest in subsidiaries:

	December 31,
	2014	2015
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$211.0	$147.9
NL Industries	54.4	39.5
CompX International	14.4	15.3
BMI	31.7	31.6
LandWell	24.8	23.9
Total	$336.3	$258.2

	Years ended December 31,
	2013	2014	2015
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(20.3)	$19.2	$(34.3)
NL Industries	(9.4)	4.8	(4.0)
CompX International	.8	1.1	1.2
BMI	—	.3	.1
LandWell	—	.3	(.5)
Total	$(28.9)	$25.7	$(37.5)

Note 14—Valhi stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In millions)
Balance at December 31, 2013, 2014 and 2015	355.2	(13.2)	342.0

Valhi authorized shares. Prior to 2013, we amended our certificate of incorporation to increase the authorized number of shares of our common stock to 500 million.

We issued a nominal number of shares of Valhi common stock during 2013, 2014 and 2015, associated with annual stock awards to members of our board of directors.

Valhi share repurchases and cancellations. Prior to 2013, our board of directors authorized the repurchase of up to 10.0 million shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in 2013, 2014 or 2015.

Treasury stock. The treasury stock we reported for financial reporting purposes at December 31, 2013, 2014 and 2015 represents our proportional interest in the shares of our common stock held by NL and Kronos. NL held approximately 14.4 million shares of our common stock at December 31, 2014 and 2015. At December 31, 2014 and 2015 Kronos held an aggregate of 1.7 million shares of our common stock. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Preferred stock. Our outstanding preferred stock consists of 5,000 shares of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million. The outstanding shares of Series A Preferred Stock are held by Contran and represent all of the shares of Series A Preferred Stock we are authorized to issue. The preferred stock has a par value of $.01 per share and pays a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock are non-convertible, and the shares do not carry any redemption or call features (either at our option or the option of the holder). A holder of the Series A shares does not have any voting rights, except in limited circumstances, and is not entitled to a preferential dividend right that is senior to our shares of common stock. Upon the liquidation, dissolution or winding up of our affairs, a holder of the Series A shares is entitled to be paid a liquidation preference of $133,466.75 per share, plus an amount (if any) equal to any declared but unpaid dividends, before any distribution of assets is made to holders of our common stock. Through December 31, 2015, we have not declared any dividends on the Series A Preferred Stock since its issuance prior to 2013.

Valhi long-term incentive compensation plan. Prior to 2013, our board of directors adopted a plan that provides for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. Under the plan, we awarded 5,000 shares in 2013, 12,000 shares in 2014 and 10,500 shares in 2015, and at December 31, 2015 166,500 shares are available for future award under this new plan.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2015, Kronos and NL each had 177,000 shares of common stock available for future grant under its respective plan and CompX had 181,000 shares available for award.

Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options as well as the dilutive effect, if any, of diluted earnings per share reported by Kronos, NL or CompX. The dilutive effect of dilutive earnings per share for Kronos, NL and CompX in 2013, 2014 and 2015 was not significant.

Accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) attributable to Valhi stockholders comprises changes in equity as presented in the table below.

	Years ended December 31,
	2013	2014	2015
	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$2.1	$2.8	$1.6
Other comprehensive income (loss):
Unrealized losses arising during the year	—	(1.0)	—
Less reclassification adjustments for amounts included in realized loss (gain)	.7	(.2)	—
Balance at end of year	$2.8	$1.6	$1.6
Interest rate swap:
Balance at beginning of year	$—	$—	$—
Other comprehensive loss:
Unrealized losses during the year	—	—	(1.7)
Less reclassification adjustments for amounts included in interest expense	—	—	.4
Balance at end of year	$—	$—	$(1.3)
Currency translation::
Balance at beginning of year	$53.3	$59.2	$(22.6)
Other comprehensive income (loss) arising during the year	5.9	(81.8)	(55.5)
Balance at end of year	$59.2	$(22.6)	$(78.1)
Defined benefit pension plans:
Balance at beginning of year	$(101.5)	$(76.5)	$(132.0)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	8.4	6.3	6.7
Net actuarial gain (loss) arising during the year	12.6	(61.7)	2.3
Plan curtailment	4.0	(.1)	—
Balance at end of year	$(76.5)	$(132.0)	$(123.0)
OPEB plans:
Balance at beginning of year	$4.1	$6.5	$4.4
Other comprehensive loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(1.4)	(1.3)	(1.0)
Net actuarial gain (loss) arising during the year	1.3	(.8)	.4
Plan amendment	2.5	—	—
Balance at end of year	$6.5	$4.4	$3.8
Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(42.0)	$(8.0)	$(148.6)
Other comprehensive income (loss)	34.0	(140.6)	(48.4)
Balance at end of year	$(8.0)	$(148.6)	$(197.0)

See Note 11 for amounts related to our defined benefit pension plans and OPEB plans.

Note 15—Other income, net:

	Years ended December 31,
	2013	2014	2015
	(In millions)
Securities earnings:
Dividends and interest	$26.4	$26.6	$26.5
Securities transactions, net	.2	.3	—
Total	26.6	26.9	26.5
Equity in earnings of investees	.5	—	—
Insurance recoveries	9.4	10.4	3.7
Currency transactions, net	(3.8)	4.0	(.1)
Disposal of property and equipment, net	(.5)	(.9)	(.8)
Gain on bargain purchase and remeasurement of our existing investment in acquiree	54.6	—	—
Other, net	1.2	1.6	2.7
Total	$88.0	$42.0	$32.0

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $25.4 million in each of 2013, 2014 and 2015 (see Note 4).

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

Equity in earnings of investees relates to our investment in BMI and LandWell. The gain on bargain purchase and remeasurement of our existing investment in acquiree relates to our acquisition of a controlling interest in BMI and LandWell. See Note 3.

Note 16—Related party transactions:

We may be deemed to be controlled by Ms. Simmons and Ms. Connelly.  See Note 1. Corporations that may be deemed to be controlled by or affiliated with such individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party. While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

From time to time, we may have loans and advances outstanding between us and various related parties, including Contran, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  See Note 9 for more information on the Valhi and Kronos credit facilities with Contran.  We paid Contran $19.0 million, $11.0 million and $10.3 million in interest on borrowings under credit facilities in 2013, 2014 and 2015, respectively.

A subsidiary of Contran has guaranteed (i) WCS’s obligation under its financing capital lease with the County of Andrews, Texas discussed in Note 9, (ii) Tremont’s obligation under its $17.1 million promissory note payable discussed in Notes 3 and 9 and (iii) Tremont’s $8.8 million ($11.1 million face value) deferred payment obligation discussed in Notes 3 and 10. The guaranty obligation would only arise upon our failure to make any required repayments. We currently do not expect such Contran subsidiary will be required to perform under such guarantees for the foreseeable future.

Under the terms of various intercorporate services agreements (“ISAs”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. The net ISA fees charged to us by Contran and approved by the independent members of the applicable board of directors aggregated      $36.1 million in 2013, $33.4 million in 2014 and $35.8 million in 2015. These agreements are renewed annually, and we expect to pay a net amount of $36.5 million under the ISAs during 2016.

We had an aggregate 12.0 million shares at December 31, 2014 and 31.2 million shares at December 31, 2015 of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged. We received $.8 million in 2013, $.9 million in 2014 and $.8 million in 2015 from Contran for this pledge.

Our subsidiaries Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance for substantially all of the risks it underwrites from third party insurance carriers with an A.M. Best Company rating of generally at least A- (Excellent). Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker to us.  We received cash payments for insurance premiums from Contran and certain other affiliates not members of our consolidated financial reporting group of $5.7 million in each of 2013 and 2014 and $5.4 million in 2015.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect these relationships with Tall Pines and EWI will continue in 2016.

With respect to certain of such jointly-owned policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy.  We believe the benefits, in the form of reduced premiums and broader coverage associated with the group coverage for such policies, justifies the risk associated with the potential for any uninsured loss.

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established.  Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services.  The program apportions its costs among the participating companies.  We paid Contran $186,000 in 2013, $243,000 in 2014 and $298,000 in 2015 for such services.  We expect that this relationship with Contran will continue in 2016.

WCS is required to provide certain financial assurances to the Texas government agencies with respect to certain decommissioning obligations related to our facility in West Texas. See Note 17. Such financial assurances may be provided by various means. We and certain of our affiliates have provided or assisted WCS with providing such financial assurance, as specified below. Upon completing the pending sale of WCS to Rockwell discussed in Note 3,we and our affiliates would no longer be required to provide or assist with such financial assurance.

●

During 2013, 2014 and 2015, a subsidiary of Contran guaranteed certain of WCS’ specified decommissioning obligations as it relates to its LLRW treatment and storage facility and RCRA permits, currently estimated at $3.9 million. Such Contran subsidiary was eligible to provide this guarantee because it met certain specified financial tests. The obligations would arise only upon a closure of our West Texas facility and our failure to perform the required decommissioning activities. We do not currently expect that such subsidiary will be required to perform under such guarantee for the foreseeable future.

●

During 2013, 2014 and 2015, Contran issued a letter of credit (“LOC”) under its bank credit facility to the state of Texas related to specified decommissioning obligations associated with our byproduct facility. At December 31, 2015, the amount of such LOC was $6.1 million. The LOC would only be drawn down upon the closure of our byproduct facility and our failure to perform the required decommissioning activities. We do not currently expect that the LOC will have to be drawn down for the foreseeable future. We reimbursed Contran for costs related to the LOC of $.1 million in each of 2013, 2014 and 2015.

●

Prior to 2013, we, certain of our subsidiaries, Contran and certain subsidiaries of Contran guaranteed WCS’ obligations under the surety bond (currently valued at $87.9 million) discussed in Note 17. The obligations would arise upon our failure to make the required quarterly payments into the surety bond trust discussed in Note 17. We do not currently expect that we, certain of our subsidiaries, Contran and such certain Contran subsidiaries will be required to perform under such guarantee for the foreseeable future.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2014	2015
	(In millions)
Current receivables from affiliates:
Louisiana Pigment Company, L.P	$13.0	$—
Contran:
Trade items	.2	.2
Income taxes	9.2	7.6
Other	1.5	2.5
Total	$23.9	$10.3
Current payables to affiliates:
Louisiana Pigment Company, L.P.	$19.9	$19.4
Contran - trade items	26.1	26.1
Total	$46.0	$45.5
Payables to affiliate included in long-term debt:
Valhi—Contran credit facility	$223.7	$263.8

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 7. Purchases of TiO2 from LPC were $224.5 million in 2013, $193.1 million in 2014 and $176.5 million in 2015. Sales of feedstock to LPC were $141.1 million in 2013, $98.4 million in 2014 and $80.6 million in 2015. Substantially all of the Contran trade payables relates to the ISA fees charged to WCS by Contran, which ISA fees had not been paid by WCS to Contran for 2012 and prior years. Any amounts WCS owes to Contran and any other affiliates would be contributed to WCS immediately prior to the completion of the pending sale of WCS to Rockwell and included in the calculation of gain or loss on the sale discussed in Note 3.

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

In one of these lead pigment cases, in April 2000 NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims. Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland. That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement. In July and August 2013, the case was tried. In January 2014, the Judge issued a judgment finding NL, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, NL filed a motion for a new trial, and in March 2014 the court denied the motion. Subsequently in March 2014, NL filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court. NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and NL will defend vigorously against all claims.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2014 and 2015, receivables for recoveries were not significant.

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

	Years ended December 31,
	2013	2014	2015
	(In millions)
Balance at the beginning of the year	$50.2	$122.7	$118.5
Additions charged to expense, net	69.0	6.6	5.7
Acquired	7.0	—	—
Payments, net	(3.4)	(13.0)	(3.5)
Changes in currency exchange rates and other	(.1)	2.2	(.3)
Balance at the end of the year	$122.7	$118.5	$120.4
Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$9.1	$10.2	$11.7
Noncurrent liabilities	113.6	108.3	108.7
Total	$122.7	$118.5	$120.4

NL—On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2015, NL had accrued approximately $113 million related to approximately 42 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $166 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2015, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

WCS – Effective December 2015, WCS entered an Agreed Order with the TCEQ with regard to the disposition of certain U.S. Department of Energy (“DOE”) waste currently stored at the WCS facility. WCS entered into the Agreed Order as the licensee of the storage facility, and DOE entered into a similar order with the TCEQ as the owner of the waste.  WCS asserts that the alleged violations set forth in the orders are due to the acts and omissions of DOE and its contractor.  WCS expects to work with TCEQ and DOE to develop a compliance plan regarding the stored waste.  While the cost of the compliance plan is not currently estimable, the amount of such compliance costs could be material. On October 21, 2015 the U.S. Nuclear Regulatory Commission (“NRC”) Office of Investigations commenced an investigation of WCS’s handling of the DOE waste described above. WCS is cooperating fully, and no formal demands or claims have been asserted by the NRC. WCS believes the DOE or its contractor is required to reimburse WCS for its cost to comply with the Agreed Order and the NRC investigation under the terms of the storage contract and pursuant to law, and as such we believe the cost of compliance with the Agreed Order and the NRC investigation should not have a material effect on our consolidated financial condition, results of operations or liquidity.

Other—We have also accrued approximately $7.4 million at December 31, 2015 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

In February 2014, NL was served with a complaint in Zurich American Insurance Company, as successor-in-interest to Zurich Insurance Company, U.S. Branch vs. NL Industries, Inc., and The People of the State of California, acting by and through county Counsels of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura Counties and the city Attorneys of Oakland, San Diego, and San Francisco, et al (Superior Court of California, County of Santa Clara, Case No.: 1-14-CV-259924). In January 2015, an Order of Deposit Under CCP § 572 was entered by the trial court.

Other litigation

NL—– NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 102 of these types of cases pending, involving a total of approximately 588 plaintiffs. In addition, the claims of approximately 8,692 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

In November 2013, Kronos was served with the complaint, The Valspar Corporation, et al  v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Minnesota, Case No. 1:13-cv-03214-RHK-L1B).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC, Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).  The plaintiff opted out of the settlement in the original lawsuit, Haley Paint et al. v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the District of Maryland, Case No. 1:10-cv-00318-RDB) and filed its own lawsuit against the defendants.  The complaint alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  In October 2014, the court granted our motion to transfer, and the case is now proceeding in the trial court in the United States District Court for the Southern District of Texas, Case No. 4:14-cv-01130.  The trial in this case is currently set to commence in September 2016.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of the case, we have determined that while it is reasonably possible (but not probable) that a loss has been incurred in this case, we do not believe the amount of such loss will be material to our consolidated financial condition, results of operations or liquidity.

WCS — Previously, the Lone Star Chapter of the Sierra Club filed various lawsuits in Texas District Court against the Texas Commission on Environmental Quality (“TCEQ”). WCS intervened in these lawsuits. These lawsuits challenged WCS’ by-product and low-level radioactive waste disposal licenses. Subsequently, the District Court upheld the TCEQ’s determination that the Sierra Club lacked standing to pursue a challenge to the by-product disposal license. The Sierra Club appealed. WCS’ by-product disposal license remained in effect pending resolution of the appeal. On April 4, 2014, the Third District of the Texas Court of Appeals in Austin upheld the District Court’s ruling in favor of the TCEQ and WCS. On December 30, 2014 the Third District of the Texas Court of Appeals issued a new opinion again upholding the District Court’s ruling in favor of the TCEQ and WCS.  On February 13, 2015, the Third District of the Texas Court of Appeals denied the Sierra Club’s motion for rehearing en banc.  Sierra Club petitioned for discretionary relief from the Texas Supreme Court on March 30, 2015.  In October 2015 the Texas Supreme Court denied Sierra Club’s petition.  All appeals have been exhausted and the matter is concluded.

In May 2012, the same District Court subsequently held that TCEQ erred in denying the Sierra Club’s request for an administrative contested case hearing regarding the low-level radioactive waste disposal license, and ordered the TCEQ to undertake a contested case hearing in which the Sierra Club could participate. Shortly thereafter, both the TCEQ and WCS appealed the District Court’s order with respect to the low-level radioactive waste disposal license. Because of the appeal, the District Court’s order was suspended. WCS’ low-level radioactive waste disposal license remained in effect pending resolution of the appeal. On April 18, 2014, the Third District of the Texas Court of Appeals in Austin reversed the District Court’s ruling and rendered judgment in favor of TCEQ and WCS. On December 30, 2014, the Third District of the Texas Court of Appeals issued a new opinion, again reversing the District Court’s ruling and rendering judgment in favor of the TCEQ and WCS.  On February 17, 2015, the Third District of the Texas Court of Appeals denied the Sierra Club’s motion for rehearing en banc.  Sierra Club petitioned for discretionary relief from the Texas Supreme Court on April 3, 2015.  In October 2015, the Texas Supreme Court denied Sierra Club’s petition.  All appeals have been exhausted and the matter is concluded.

On February 10, 2015, WCS competitor EnergySolutions LLC (“EnergySolutions”) threatened to bring a civil action against WCS related to WCS’s decision to not enter into a contract with EnergySolutions to dispose of low level radioactive waste (“LLRW”) and other matters.  On February 18, 2015, WCS filed suit against EnergySolutions in the 109th District Court of Andrews County, Texas (Cause No. 19,785), seeking a declaratory judgment that WCS has no obligation to contract with EnergySolutions and that WCS has the right to inform its current and potential customers that it will not enter into that contract.  On March 13, 2015, EnergySolutions removed the WCS action to federal court and asserted a counterclaim against WCS under Section 2 of the Sherman Antitrust Act alleging anticompetitive conduct in the LLRW disposal market.  This case is now captioned Energy Solutions, LLC, Plaintiff and Counter Defendant vs. Waste Control Specialists LLC, Defendant and Counter Plaintiff (United States District Court for the Western District of Texas, Civil Action No. 7:15-CV-00034).  WCS moved to remand the WCS declaratory judgment action to state court because EnergySolutions improperly removed it, and WCS moved to dismiss EnergySolutions’ counterclaim because it fails to state a claim upon which relief can be granted.  On August 19, 2015, the court denied WCS’ motion for remand.  In connection with the proposed sale of WCS to Rockwell discussed in Note 3, on November 20, 2015 the case was dismissed by joint request.

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

Other matters

Concentrations of credit risk—Sales of TiO2 accounted for approximately 90% of our Chemicals Segment’s sales  in each of 2013, 2014 and 2015. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to over 4,000 customers, with the top ten customers approximating 34% of our Chemicals Segment’s net sales in 2013 and 2015 and 35% in  2014.   In each of 2013, 2014 and 2015, one customer, Behr Process Corporation, accounted for approximately 10% of our Chemicals Segment’s net sales. The table below shows the approximate percentage of our TiO2 sales by volume for our significant markets, Europe and North America, for the last three years.

	2013	2014	2015
Europe	49%	50%	52%
North America	33%	33%	29%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s Segment accounted for approximately 42% of sales in 2013, 47% in 2014, and 48% in 2015. United States Postal Service, a customer of the security products reporting unit, accounted for approximately 13% of the Component Products Segment’s total sales in both 2014 and 2015.  Harley Davidson, also a customer of the security products reporting unit, accounted for approximately 12% in each of 2013, 2014 and 2015. .

Our Waste Management Segment’s revenues consist of storage and disposal fees at our facility located in Andrews County, Texas. During 2013 we had sales to three customers that each exceeded 10% of our Waste Management Segment’s net sales: Tennessee Valley Authority (30%), Studsvik, Inc. (15%) and the DOE (10%). During 2014 we had sales to two customers that each exceed 10% of our Waste Management Segment’s total sales: Zion Solutions (18%), and Sacramento Municipal Utility District (23%).   During 2015 we had sales to five customers that each exceed 10% of our Waste Management Segment’s total sales: Exelon Generation (19%), U.S. Department of Energy (16%), Nuclear Waste Partnership (12%), Arizona Public Service (12%), and Zion Solutions (11%).

Our Real Estate Management and Development Segment’s revenues are land sales income and water and electric delivery fees.  During 2014 we had sales to four customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales: Greystone Nevada (23%), Woodside Homes of Nevada (25%), and Richmond Homes of Nevada (20%) all relate to land sales; the City of Henderson (12%) relates to our water delivery services.   During 2015 we had sales to four customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales: Richmond Homes of Nevada (27%), LV East Gibson, LLC (17%), and Prologis, L.P. (11%) are all relate to land sales; the City of Henderson (15%) relates to our water delivery services.

Long-term contracts—Our Chemicals Segment has long-term supply contracts that provide for certain of our TiO2 feedstock requirements through 2019. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $865 million over the life of the contracts in years subsequent to December 31, 2015. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $147 million at December 31, 2015.

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

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $15.8  million in 2013, $16.6 million in 2014 and $16.1 million in 2015. At December 31, 2015, future minimum payments under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2016	$11.4
2017	8.2
2017	5.1
2018	4.4
2019	3.6
2020 and thereafter	23.6
Total (1)	$56.3
(1)

Approximately $14 million of the $56.3 million aggregate future minimum rental commitments at December 31, 2015 relates to Kronos’ Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2015. As discussed above, any change in the rent is based solely on negotiations between Bayer and Kronos, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes—Prior to 2013, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

We are a party to a tax sharing agreement with Contran providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability computed in accordance with the tax sharing agreement.

Financial assurance associated with Waste Management Segment—Our Waste Management Segment is required to provide certain financial assurances to the Texas government agencies with respect to the decommissioning obligations related to the its facility in West Texas. We and certain of our affiliates have provided or assisted us in providing such financial assurances, see Note 16. Other matters related to the financial assurance associated with our LLRW disposal facilities are discussed below:

●

A portion of WCS’ required financial assurance associated with its LLRW disposal facilities is in the form of a surety bond issued by a third-party insurance company on its behalf for the benefit of the state of Texas. The value of the surety bond was $32.2 million in December 2013. As part of such surety bond, WCS is required to make quarterly cash payments into a collateral trust of 2.5% of the total value of the bonds which commenced in the fourth quarter of 2011. In April 2014, WCS obtained a further increase in the surety bond from $32.2 million to $85.3 million.  As part of the increase in the surety bond, in April 2014, WCS paid an aggregate of $2.0 million into the first collateral trust. Similar to the $32.2 million surety bond, WCS is still required to make quarterly cash payments into the first collateral trust, but at a rate sufficient such that the aggregate amount of such payments funded into the collateral trust would equal 50% of the total value of the new bond by April 2021. Such new quarterly cash payments are equal to approximately $1.3 million and began in the third quarter of 2014.  At December 31, 2015, we had made payments totaling $16.1 million into this collateral trust (including a one-time $2.0 million payment made in April 2014), which is reflected as part of our noncurrent restricted cash on our Consolidated Balance Sheet.

●

As additional surety for its LLRW disposal facility, WCS had also been required to make cash payments into a second collateral trust annually in November of each of 2012 through 2016, and such payments aggregated $18.0 million at March 31, 2014. In April 2014, concurrent with WCS obtaining an increase in the surety bond from $32.2 million to $85.3 million as discussed above, in return the Texas government agency agreed to the release of the $18.0 million which WCS had previously paid into the second collateral trust. WCS received such $18.0 million in April 2014.

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

Owner Participation Agreement of Real Estate Management and Development Segment —Under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, if LandWell develops certain real property for commercial and residential purposes in a master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to us through tax increment.  The maximum reimbursement under the OPA is $209 million, and is subject to, among other things, completing construction of approved qualifying public infrastructure, transferring title of such infrastructure to the City of Henderson, receiving approval from the Redevelopment Agency of the funds expended to be eligible for tax increment reimbursement and the existence of a sufficient property tax valuation base and property tax rates in order to generate tax increment reimbursement funds.   We are entitled to receive 75% of the tax increment generated by the master planned community through 2036, subject to the qualifications and limitations indicated above.  Due to the significant uncertainty of the timing and amount of any of such potential tax increment reimbursements, we recognize any such tax increment reimbursements only when received.  The amount of such tax increments received in 2014 and 2015 were  not material.

Note 18—Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments by the ASC Topic 820 categories as of December 31, 2014 and 2015:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset (liability)
December 31, 2014:
Marketable securities:
Current	$2.7	$1.7	$1.0	$—
Noncurrent	255.6	2.5	3.1	250.0
Currency forward contracts	(4.2)	(4.2)	—	—
December 31, 2015:
Marketable securities:
Current	$2.0	$—	$2.0	$—
Noncurrent	254.9	3.5	1.4	250.0
Currency forward contracts	(1.2)	(1.2)	—	—
Interest rate swap	(3.5)	—	(3.5)	—

See Note 4 for information on how we determine the fair value of our marketable securities.

Certain of our sales generated by Chemicals Segment’s non-U.S. operations are denominated in U.S. dollars. Our Chemicals Segment periodically uses currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. Derivatives that we use are primarily currency forward contracts and interest rate swaps.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At December 31, 2015, Kronos had currency forward contracts to exchange an aggregate of $17.9 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.29 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature from January through July 2016 at a rate of $2.6 million per month.

The estimated fair value of such currency forward contracts at December 31, 2015 was a $1.2 million net liability, which is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet with a corresponding $1.2 million currency transaction loss in our Consolidated Statement of Operations, (in 2014 we had a $4.2 million net liability of which $4.2 million is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheet with a corresponding $4.2 million currency transaction loss in our Consolidated Statement of Operations). We did not use hedge accounting for any of our contracts to the extent we held such contracts during 2013, 2014 and 2015.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 Kronos entered into a pay-fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize its exposure to volatility in LIBOR as it relates to Kronos' forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, Kronos will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.75 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income (loss), net of deferred income taxes and noncontrolling interest.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, will be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  As of December 31, 2015, there were no gains or losses recognized in earnings in the current period representing hedge ineffectiveness with respect to the interest rate swap.

During the year ended December 31, 2015, the pretax amount recognized in other comprehensive income (loss) related to the interest rate swap contract was a $4.4 million loss.  During the same period, $.9 million was reclassified from accumulated other comprehensive income (loss) into earnings.  During the next twelve months the amount of the December 31, 2015 accumulated other comprehensive income balance that is expected to be reclassified to earnings is $3.5 million pre-tax.

The fair value of the interest rate swap contract at December 31, 2015 was a liability of $3.5 million and is reflected in the Consolidated Balance Sheet as part of accounts payable and accrued liabilities of $3.3 million and other noncurrent liabilities of $.2 million.  See Note 10.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2014 and 2015:

	December 31, 2014		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$280.3	$280.3	$229.1	$229.1
Deferred payment obligation	8.5	8.5	8.8	8.8
Long-term debt (excluding capitalized leases):
Kronos term loan	$340.9	$341.5	$338.0	$309.5
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	67.1	67.1	65.6	65.6
Valhi credit facility with Contran	223.7	223.7	263.8	263.8
Tremont promissory note payable	17.4	17.4	17.1	17.1
BMI bank note payable	10.2	10.3	9.3	9.4
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

At December 31, 2015, the estimated market price of Kronos’ term loan was $900 per $1,000 principal amount. At December 31, 2014, the estimated market price of Kronos’ term loan was $983.1 per $1,000 principal amount. The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in the Amalgamated Sugar Company LLC, which collateralizes the nonrecourse loans, (this is a Level 3 input). Fair values of variable interest rate notes receivable and debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 9.

Note 19 - Restructuring Costs

In the second quarter of 2015, our Chemicals Segment initiated a restructuring plan designed to improve its long-term cost structure. A portion of such expected cost savings is planned to occur through workforce reductions.  During the second, third and fourth quarters of 2015 Kronos implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately 160 individuals.  A substantial portion of such workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation.  For involuntary programs, eligible costs are recognized when management approves the separation program, the affected employees are properly notified and the costs are estimable.  To the extent there is a statutorily-mandated notice period and the affected employee is not required to provide services to us during such notice period, severance and all wages during such notice period are accrued at the time of separation.  To the extent the affected employee is required to provide services to us during all or a portion of such notice period, the severance (and if applicable notice period wages for any period beyond the time the affected employee is required to provide future services to us) is accrued ratably over the period in which services will be provided.  As of December 31, 2015, we have recognized an aggregate $21.7 million charge for such workforce reductions Kronos had implemented through that date (substantially all of which was recognized in the second quarter of 2015), $10.8 million of which is classified in cost of sales and $10.9 million of which is classified in selling, general and administrative expense.  For workforce reductions implemented through December 31, 2015, we do not expect to accrue any further  material amounts associated with the affected individuals who are providing service to us past December 31, 2015.  All accrued severance costs at December 31, 2015 are expected to be paid through the third quarter of 2018.

A summary of the activity in our accrued workforce reduction costs during 2015 is shown in the table below:

Amount
(in millions)
Accrued workforce reduction costs as of January 1, 2015	$—
Workforce reduction costs accrued	21.7
Workforce reduction costs paid	(15.9)
Currency translation adjustments, net	(.2)
Accrued workforce reduction costs at December 31, 2015	$5.6

Amounts recognized in our Consolidated Balance Sheet at the end of the period:
Current liability	$5.3
Noncurrent liability	.3
$5.6

Note 20—Recent accounting pronouncements:

Adopted

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs (or deferred financing costs) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Previously, such unamortized debt issue costs were generally presented as a noncurrent asset.    ASU 2015-15, issued by the FASB in August 2015, clarified that the scope of ASU 2015-03 does not include deferred financing costs related to revolving credit facilities.  The guidance in the new standard is limited to the presentation of debt issuance costs within its scope and does not affect the recognition, measurement or amortization of debt issuance costs.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is applied on a retrospective basis.  Early adoption is permitted, and we have adopted this ASU in this Annual Report.  As a result of adopting this ASU, deferred financing costs of $5.1 million at December 31, 2014, previously recognized as an asset, are now classified as a direct deduction from the carrying value of such term loan in our Consolidated Balance Sheet at such date.  All of our other deferred financing costs at December 31, 2014 and 2015 (see Note 9) relate to Kronos’ revolving credit facilities in North America and Europe, and continue to be recognized as an asset under the guidance of the ASU.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740):  Balance Sheet Classification of Deferred Taxes, which eliminates the requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts.  Under the ASU all deferred income tax assets and liabilities will be classified as noncurrent.  The current requirement that deferred income tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU.  This amendment is effective for us beginning in the first quarter of 2017; however early adoption is permitted.  In addition, prospective or retrospective application is permitted.  We have elected to adopt this ASU retrospectively beginning with this Annual Report and accordingly we have presented all deferred income tax assets and liabilities as noncurrent in our Consolidated Balance Sheets and related Footnotes.  At December 31, 2014, we had previously recognized a current deferred income tax asset and liability of $13.4 million and $3.9 million, respectively, and a noncurrent deferred income tax asset and liability of $164.4 million and $412.8 million, respectively.  As a result of the retrospective application of this ASU, we no longer have a current deferred income tax asset or liability recognized at December 31, 2014, and the noncurrent deferred income tax asset and liability we now have recognized at December 31, 2014 is $160.9 million and $399.8 million, respectively.  See Note 12.

Pending Adoption

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects related to the recognition, measurement, presentation and disclosure of financial instruments.  The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to generally be measured at fair value with changes in fair value recognized in net income.  The amendment also requires a number of other changes, including among others:  simplifying the impairment assessment for equity instruments without readily determinable fair values; eliminating the requirement for public business entities to disclose methods and assumptions used to determine fair value for financial instruments measured at amortized cost; requiring an exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and liabilities by measurement category and form of asset.  The changes indicated above will be effective for us beginning in the first quarter of 2018, with prospective application required, and early adoption is not permitted.  The most significant aspect of adopting this ASU will be the requirement to recognize changes in fair value of our available-for-sale marketable equity securities in net income (currently changes in fair value of such securities are recognized in other comprehensive income).

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of –use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption is permitted.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2015 discussed in Note 17, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

Note 21—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2014
Net sales	$462.4	$491.7	$476.5	$432.0
Gross margin	85.8	104.2	115.8	97.0
Operating income	22.8	46.7	60.2	40.5
Net income	$4.6	$23.7	$37.5	$13.7
Amounts attributable to Valhi stockholders:
Net income (1)	$.8	$15.5	$28.7	$8.8
Basic and diluted income per share	$—	$.05	$.08	$.03
Year ended December 31, 2015
Net sales	$416.1	$408.8	$383.2	$324.8
Gross margin	89.3	56.3	49.8	27.5
Operating income (loss)	34.6	(10.1)	(5.0)	(24.9)
Net income (loss)	$17.3	$(139.4)	$(13.3)	$(35.7)
Amounts attributable to Valhi stockholders:
Net income (loss) (2)	$11.9	$(103.9)	$(11.7)	$(29.9)
Basic and diluted income (loss) per share	$.04	$(.30)	$(.03)	$(.10)
(1)	We recognized the following amounts during 2014:
●

a $3.2 million net of noncontrolling interest non-cash income tax benefit in the second quarter of 2014 related to the release of a portion of our reserve for uncertain tax positions related to the completion of a Canadian income tax audit and to the release of a portion of our reserve for uncertain tax positions in conjunction with the completion of an audit of our U.S. income tax return for 2009; see Note 12;

●

a $1.2 million net of noncontrolling interest cash tax benefit associated with certain U.S. income tax credits, which we elected to claim on our 2013 amended U.S. federal tax return in the third quarter of 2014; and

●	aggregate insurance recoveries of $7.3 million, after-tax and noncontrolling interest in the third quarter of 2014.

(2)	We recognized the following amounts during 2015:
●	pre-tax charges of $21.1 million, $.4 million and $.2 million in the second, third and fourth quarters, respectively, in workforce reduction charges in our Chemicals Segment (see Note 19);
●	aggregate insurance recoveries of $3.0 million, after-tax and noncontrolling interest primarily in the first quarter;
●

non-cash deferred income tax expense of $150.3 million, $2.3 million and $6.4 million in the second, third and fourth quarters, respectively, related to the recognition of a deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgium operations (see Note 12); and

●

related to the non-cash deferred income tax expense noted above we recognized non-cash income tax benefit of $29.3 million, in the second quarter of 2015 for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, (see Note 12).

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
Steven L. Watson, March 11, 2016
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Thomas E. Barry	/s/ Steven L. Watson
Thomas E. Barry, March 11, 2016 (Director)	Steven L. Watson, March 11, 2016 (Chairman of the Board and Chief Executive Officer )
/s/ Norman S. Edelcup	/s/ Bobby D. O’Brien
Norman S. Edelcup, March 11, 2016 (Director)	Bobby D. O’Brien, March 11, 2016 (President and Chief Financial Officer and Director, Principal Financial Officer)
/s/ W. Hayden McIlroy	/s/ Gregory M. Swalwell
W. Hayden McIlroy, March 11, 2016 (Director)	Gregory M. Swalwell, March 11, 2016 (Executive Vice President, Controller and Chief Accounting Officer, Principal Accounting Officer)
/s/ Loretta J. Feehan
Loretta J. Feehan, March 11, 2016 (Director)