Form 10-Q
period 2016-03-31
VALHI INC /DE/
filed 2016-05-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

Number of shares of the Registrant’s common stock outstanding on April 30, 2016: 339,142,949

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2015	March 31, 2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202.3	$162.2
Restricted cash equivalents	7.2	7.1
Marketable securities	2.0	1.7
Accounts and other receivables, net	246.6	279.1
Inventories, net	405.2	394.9
Land held for development	9.9	10.4
Other current assets	23.0	20.6
Total current assets	896.2	876.0
Other assets:
Marketable securities	254.9	254.6
Investment in TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	82.9	83.7
Goodwill	379.7	379.7
Deferred income taxes	1.3	1.3
Other noncurrent assets	256.7	252.4
Total other assets	975.5	971.7
Property and equipment:
Land	45.4	46.5
Buildings	239.7	243.3
Treatment, storage and disposal facility	159.5	159.5
Equipment	1,061.6	1,083.3
Mining properties	35.5	36.7
Construction in progress	33.1	38.1
	1,574.8	1,607.4
Less accumulated depreciation	909.1	932.8
Net property and equipment	665.7	674.6
Total assets	$2,537.4	$2,522.3

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2015	March 31, 2016
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$9.5	$9.4
Accounts payable and accrued liabilities	271.4	259.8
Income taxes	5.7	3.1
Total current liabilities	286.6	272.3
Noncurrent liabilities:
Long-term debt	951.0	971.4
Deferred income taxes	321.0	313.1
Accrued pension costs	216.8	220.7
Accrued environmental remediation and related costs	108.7	108.5
Accrued postretirement benefits costs	11.8	11.9
Other liabilities	114.6	118.2
Total noncurrent liabilities	1,723.9	1,743.8
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained deficit	(155.6)	(181.9)
Accumulated other comprehensive loss	(197.0)	(188.4)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	268.7	251.0

Noncontrolling interest in subsidiaries	258.2	255.2
Total equity	526.9	506.2
Total liabilities and equity	$2,537.4	$2,522.3

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended March 31,
	2015	2016
	(unaudited)
Revenues and other income:
Net sales	$416.1	$353.5
Other income, net	12.1	11.4
Total revenues and other income	428.2	364.9
Costs and expenses:
Cost of sales	326.8	311.5
Selling, general and administrative	65.2	63.2
Contract related intangible asset impairment	─	5.1
Interest	14.6	15.7
Total costs and expenses	406.6	395.5
Income (loss) before income taxes	21.6	(30.6)
Income tax expense (benefit)	4.3	(8.6)
Net income (loss)	17.3	(22.0)
Noncontrolling interest in net income (loss) of subsidiaries	5.4	(2.5)
Net income (loss) attributable to Valhi stockholders	$11.9	$(19.5)
Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$.04	$(.06)
Cash dividends per share	$.02	$.02
Basic and diluted weighted average shares outstanding	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended March 31,
	2015	2016
	(unaudited)
Net income (loss)	$17.3	$(22.0)
Other comprehensive income (loss), net of tax:
Currency translation	(67.6)	11.9
Interest rate swap	—	(2.3)
Marketable securities	(.6)	(.3)
Defined benefit pension plans	2.8	2.6
Other postretirement benefit plans	(.3)	(.3)
Total other comprehensive income (loss), net	(65.7)	11.6
Comprehensive loss	(48.4)	(10.4)
Comprehensive income (loss) attributable to noncontrolling interest	(9.8)	.5
Comprehensive loss attributable to Valhi stockholders	$(38.6)	$(10.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$17.3	$(22.0)
Depreciation and amortization	18.3	17.0
Benefit plan expense greater (less) than cash funding	(.8)	1.5
Deferred income taxes	(1.0)	(9.4)
Distributions from (contributions to) Ti02 manufacturing joint venture, net	11.2	(.8)
Contract related intangible asset impairment	—	5.1
Other, net	3.3	(1.6)
Change in assets and liabilities:
Accounts and other receivables, net	(50.5)	(17.5)
Inventories, net	(8.8)	20.1
Land held for development, net	2.0	(1.0)
Accounts payable and accrued liabilities	(30.8)	(10.6)
Accounts with affiliates	13.5	(15.6)
Income taxes	(1.8)	(3.5)
Other, net	(2.1)	4.9
Net cash used in operating activities	(30.2)	(33.4)
Cash flows from investing activities:
Capital expenditures	(13.3)	(16.4)
Capitalized permit costs	(.1)	(.8)
Purchases of marketable securities	(5.2)	(1.5)
Disposals of marketable securities	7.2	2.1
Change in restricted cash equivalents, net	(.2)	(.9)
Other, net	—	.2
Net cash used in investing activities	(11.6)	(17.3)
Cash flows from financing activities:
Indebtedness:
Borrowings	19.2	30.9
Principal payments	(14.9)	(11.3)
Valhi cash dividends paid	(6.8)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(3.8)	(3.5)
Net cash provided by (used in) financing activities	(6.3)	9.3
Cash and cash equivalents – net change from:
Operating, investing and financing activities	(48.1)	(41.4)
Effect of exchange rate on cash	(8.2)	1.3
Cash and cash equivalents at beginning of period	255.8	202.3
Cash and cash equivalents at end of period	$199.5	$162.2
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$14.2	$14.9
Income taxes, net	9.1	3.7
Noncash investing activities:
Change in accruals for capital expenditures	1.8	2.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2016

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2015	$667.3	$3.6	$—	$(155.6)	$(197.0)	$(49.6)	$258.2	$526.9
Net loss	—	—	—	(19.5)	—	—	(2.5)	(22.0)
Other comprehensive income, net	—	—	—	—	8.6	—	3.0	11.6
Dividends	—	—	—	(6.8)	—	—	(3.5)	(10.3)
Balance at March 31, 2016	$667.3	$3.6	$—	$(181.9)	$(188.4)	$(49.6)	$255.2	$506.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at March 31, 2016. All of Contran's outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on March 11, 2016 (the “2015 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2016 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2016
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended March 31,
	2015	2016
	(unaudited)
Net sales:
Chemicals	$365.1	$318.5
Component products	27.9	27.1
Waste management	15.0	5.2
Real estate management and development	8.1	2.7
Total net sales	$416.1	$353.5
Cost of sales:
Chemicals	$288.2	$278.5
Component products	19.3	18.9
Waste management	12.1	11.7
Real estate management and development	7.2	2.4
Total cost of sales	$326.8	$311.5
Gross margin:
Chemicals	$76.9	$40.0
Component products	8.6	8.2
Waste management	2.9	(6.5)
Real estate management and development	.9	.3
Total gross margin	$89.3	$42.0
Operating income (loss):
Chemicals	$34.0	$3.0
Component products	3.7	3.4
Waste management	(2.9)	(10.8)
Real estate management and development	(.2)	(5.9)
Total operating income (loss)	34.6	(10.3)
General corporate items:
Securities earnings	6.7	6.8
Insurance recoveries	3.1	.1
General expenses, net	(8.2)	(11.5)
Interest expense	(14.6)	(15.7)
Income (loss) before income taxes	$21.6	$(30.6)

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.  Our Real Estate Management and Development Segment’s operating loss in the first quarter of 2016 includes a $5.1 million contract related intangible asset impairment which is included in the determination of its operating income, see Note 7.  Our Chemicals Segment’s operating income in the first quarter of 2016 includes $2.0 million in business interruption insurance proceeds which is included in the determination of its operating income, see Note 12.

Note 3—Business disposition —  Waste Control Specialists LLC:

On November 18, 2015, we entered into an agreement with Rockwell Holdco, Inc. ("Rockwell"), for the sale of WCS to Rockwell for $270 million in cash, $20 million face amount in Series A Preferred Stock of Rockwell plus the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement.  Additionally, Rockwell and its affiliates will assume all financial assurance obligations related to the WCS business.  Rockwell is the parent company of EnergySolutions, Inc.   Completion of the sale is subject to certain customary closing conditions, including the receipt of U.S. anti-trust approval, and is expected to close in the first half of 2016, assuming all closing conditions are satisfied.  There can be no assurance that any such sale of WCS would be completed.  Due to, among other things, the size of our WCS business relative to our other businesses in terms of both net sales and asset size, the disposal of WCS would not constitute a strategic shift that would have a major effect on our consolidated operations and financial results under the guidance in ACS 205-20.  Accordingly, assuming the sale of WCS is completed, WCS would not be presented as discontinued operations in our Condensed Consolidated Financial Statements.   See Note 2 for additional information regarding the operations of the Waste Management Segment.  Significant items included in our Condensed Consolidated Balance Sheets related to WCS at December 31, 2015 and March 31, 2016 included:

	December 31, 2015	March 31, 2016
	(In millions)
ASSETS
Current assets	$10.1	$8.2
Operating permits	48.1	47.2
Restricted cash	16.2	17.6
Property and equipment, net	150.0	147.2
LIABILITIES
Current portion of long-term debt	$4.9	$4.8
Payable to Contran	26.1	27.4
Long-term debt	71.4	70.4
Accrued noncurrent closure and post closure costs	27.4	27.9

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2015:
Current assets	$2.0	$2.0	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	4.9	5.1	(.2)
Total	$254.9	$255.1	$(.2)
March 31, 2016:
Current assets	$1.7	$1.7	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	4.6	4.8	(.2)
Total	$254.6	$254.8	$(.2)

All of our marketable securities are accounted for as available-for-sale, which are carried at fair value, with any unrealized gains or losses recognized through accumulated other comprehensive income. Our marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company LLC (“Amalgamated”). Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs. Please refer to Note 4 in our 2015 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated. There have been no changes to the carrying value of this investment during the periods presented. See Note 17.

Note 5—Accounts and other receivables, net:

	December 31, 2015	March 31, 2016
	(In millions)
Trade accounts receivable:
Kronos	$194.8	$213.7
CompX	8.8	12.0
WCS	5.2	3.4
BMI and LandWell	1.2	1.3
VAT and other receivables	20.1	21.4
Refundable income taxes	7.4	8.3
Receivable from affiliates:
LPC – trade items	—	10.1
Contran – trade items	.2	.2
Contran – income taxes	7.6	7.3
Other – trade items	2.5	2.6
Allowance for doubtful accounts	(1.2)	(1.2)
Total	$246.6	$279.1

Note 6—Inventories, net:

	December 31, 2015	March 31, 2016
	(In millions)
Raw materials:
Chemicals	$75.9	$76.3
Component products	2.8	2.8
Total raw materials	78.7	79.1
Work in process:
Chemicals	21.1	22.6
Component products	9.3	9.1
Total in-process products	30.4	31.7
Finished products:
Chemicals	233.1	220.2
Component products	3.0	2.6
Total finished products	236.1	222.8
Supplies (primarily chemicals)	60.0	61.3
Total	$405.2	$394.9

Note 7—Other noncurrent assets:

	December 31, 2015	March 31, 2016
	(In millions)
Other noncurrent assets:
Land held for development	$157.2	$157.4
Waste disposal site operating permits, net	48.1	47.2
Restricted cash	19.6	20.9
IBNR receivables	7.0	7.1
Capital lease deposit	6.2	6.2
Intangible assets	5.1	—
Pension asset	1.7	1.9
Other	11.8	11.7
Total	$256.7	$252.4

Upon acquiring a controlling interest in our Real Estate Management and Development Segment in December 2013, we recognized an indefinite-lived customer relationship intangible asset of $5.1 million for long-term contracts related to water delivery services to the City of Henderson, Nevada and various other users through a water system owned by BMI.  Aggregate revenues associated with water delivered under the City of Henderson contract have historically represented approximately 70% of the Segment’s aggregate water delivery revenues.  These contracts generally span many years and feature automatic renewing provisions.  The initial City of Henderson water delivery contract extended for a period of 25 years, and contained an automatic renewal provision.  In January 2016, the water delivery contract with the City of Henderson was amended.  As part of such amendment, required minimum volumes were reduced, pricing was lowered, the automatic renewal provision of the contract was eliminated, and the contract term now runs through June 2040.  The amendment to the City of Henderson water delivery contract represents an event or circumstance which triggered the need to perform a quantitative impairment analysis with respect to the intangible asset in the first quarter of 2016, in accordance with the guidance in ASC 350-30-35.  Accordingly, as a result of a quantitative impairment analysis performed in the first quarter of 2016 we have concluded that the $5.1 million contract related intangible asset primarily related to the City of Henderson water delivery contract has been fully impaired as a result of the amended contract (with its reduced minimum volumes and lower pricing), and we recognized an aggregate $5.1 million contract related intangible impairment loss in the first quarter of 2016.

Note 8—Accounts payable and accrued liabilities:

	December 31, 2015	March 31, 2016
	(In millions)
Accounts payable:
Kronos	$96.1	$93.5
CompX	2.7	3.0
WCS	1.3	.8
BMI and LandWell	2.1	1.6
Other	2.6	2.9
Payable to affiliates:
Contran – trade items	26.1	27.4
LPC – trade items	19.4	14.5
Employee benefits	24.7	22.6
Deferred income	21.8	17.5
Accrued sales discounts and rebates	23.9	23.9
Environmental remediation and related costs	11.7	14.4
Accrued workforce reduction costs	5.3	4.8
Interest rate swap	3.3	3.4
Other	30.4	29.5
Total	$271.4	$259.8

During the first quarter of 2016, Kronos made an aggregate of $.6 million in payments with respect to workforce reduction costs accrued as of December 31, 2015.    See Note 17 for a discussion of the interest rate swap contract.

Note 9—Other noncurrent liabilities:

	December 31, 2015	March 31, 2016
	(In millions)
Reserve for uncertain tax positions	$32.9	$33.6
Asset retirement obligations	28.8	29.3
Deferred income	20.2	17.9
Employee benefits	7.1	7.3
Insurance claims and expenses	9.6	9.6
Deferred payment obligation	8.8	8.8
Interest rate swap	.2	4.6
Other	7.0	7.1
Total	$114.6	$118.2

Note 10—Long-term debt:

	December 31, 2015	March 31, 2016
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	263.8	276.5
Total Valhi debt	513.8	526.5
Subsidiary debt:
Kronos:
Term loan	338.0	337.5
Revolving North American credit facility	—	9.2
WCS:
Financing capital lease	65.6	65.2
Tremont:
Promissory note payable	17.1	17.1
BMI:
Bank note payable	9.3	9.1
LandWell:
Note payable to the City of Henderson	3.1	3.1
Other	13.6	13.1
Total subsidiary debt	446.7	454.3
Total debt	960.5	980.8
Less current maturities	9.5	9.4
Total long-term debt	$951.0	$971.4

Valhi – Contran credit facility – During the first three months of 2016, we had net borrowings of $12.7 million under our Contran credit facility. The average interest rate on the existing balance as of and for the quarter ended March 31, 2016 was 4.5%. At March 31, 2016, the equivalent of $48.5 million was available for borrowing under this facility.

Kronos – Term loan – During the first three months of 2016, Kronos made its required quarterly principal payment of $.9 million.  The average interest rate on the term loan borrowings as of and the quarter ended March 31, 2016 was 4.0%.  The carrying value of the term loan at March 31, 2016 is stated net of unamortized original issue discount of $1.1 million and debt issuance costs of $4.4 million.  See Note 17 for a discussion of the interest rate swap we entered into in 2015 pursuant to our interest rate risk strategy.

Revolving credit facilities – Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (“EBITDA”) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2016 and the net debt to EBITDA financial test, Kronos’ borrowing availability at March 31, 2016 is approximately 6% of the credit facility, €6.7 million ($7.5 million).  During the first three months of 2016, Kronos borrowed a net $9.2 million under its North American revolving credit facility.  The average interest rate on outstanding borrowings as of and for the quarter ended March 31, 2016 was 4.25%. In addition, at March 31, 2016 Kronos had approximately $79.1 million available for borrowing under its North American revolving facility. Click here to enter text.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2016.

Note 11—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2015	2016
	(In millions)
Service cost	$2.9	$2.5
Interest cost	4.6	4.4
Expected return on plan assets	(5.4)	(4.5)
Amortization of unrecognized prior service cost	.2	.2
Recognized actuarial losses	3.8	3.2
Total	$6.1	$5.8

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2015	2016
	(In millions)
Interest cost	$.2	$.2
Amortization of prior service credit	(.5)	(.5)
Recognized actuarial gains	—	(.1)
Total	$(.3)	$(.4)

Contributions – We expect to contribute the equivalent of $15.8 million and $1.1 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2016.

Note 12—Other income, net:

	Three months ended March 31,
	2015	2016
	(In millions)
Securities earnings:
Dividends and interest	$6.6	$6.7
Securities transactions, net	.1	.1
Total	6.7	6.8
Currency transactions, net	1.6	2.3
Insurance recoveries	3.1	.1
Business interruption insurance proceeds	—	2.0
Other, net	.7	.2
Total	$12.1	$11.4

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

We recognized $2.0 million in income related to cash Kronos received in the first quarter of 2016 from settlement of a business interruption insurance claim arising in 2014.  Kronos collected an additional $1.4 million related to this claim in April 2016, which will be recognized as other income in the second quarter of 2016.  No additional material amounts are expected to be received with respect to such insurance claim.

Note 13—Income taxes:

	Three months ended March 31,
	2015	2016
	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$7.6	$(10.7)
Incremental net tax on earnings and losses of non-U.S. and U.S. subsidiaries	.5	2.4
Non-U.S. tax rates	(1.1)	.2
Adjustment to the reserve for uncertain tax positions, net	(2.7)	.2
Nondeductible expenses	.5	.1
Domestic production activities deduction	(.8)	(.3)
U.S. state income taxes and other, net	.3	(.5)
Income tax expense (benefit)	$4.3	$(8.6)

Comprehensive provision for income taxes allocable to:
Net income (loss)	$4.3	$(8.6)
Other comprehensive income (loss):
Marketable securities	(.2)	(.2)
Currency translation	(16.2)	2.8
Interest rate swap	—	(2.1)
Pension plans	1.3	.8
OPEB plans	(.2)	(.2)
Total	$(11.0)	$(7.5)

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35%.  The amount shown on such table for incremental net tax on earnings and losses on non-U.S. and U.S. subsidiaries includes, as applicable, (i) current income taxes (including withholding taxes, if applicable), if any, associated with any current-year earnings of our Chemicals Segment’s non-U.S. subsidiaries to the extent such current-year earnings were distributed to us in the current year, (ii) deferred income taxes (or deferred income tax benefit) associated with the current-year change in the aggregate amount of undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which earnings are not subject to a permanent reinvestment plan, in an amount representing the current-year change in the aggregate current income tax that would be generated (including withholding taxes, if applicable) when such aggregate undistributed earnings are distributed to us, (iii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code, (iv) deferred income taxes associated with our direct investment in Kronos (beginning in the second quarter of 2015) and (v) current and deferred income taxes associated with distributions and earnings from our investment in LandWell and BMI.

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

In the first quarter of 2015, we recognized a non-cash income tax benefit of $2.7 million primarily related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will decrease by approximately $6.9 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2015	March 31, 2016
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$147.9	$146.5
NL Industries	39.5	39.4
CompX International	15.3	15.5
BMI	31.6	30.2
LandWell	23.9	23.6
Total	$258.2	$255.2

	Three months ended March 31,
	2015	2016
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$3.6	$(.8)
NL Industries	1.7	(.4)
CompX International	.3	.3
BMI	—	(1.4)
LandWell	(.2)	(.2)
Total	$5.4	$(2.5)

Note 15—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three months ended March 31, 2015 and 2016 are presented in the table below.

	Three months ended March 31,
	2015	2016
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.6	$1.6
Other comprehensive loss – unrealized losses arising during the period	(.2)	—
Balance at end of period	$1.4	$1.6
Interest rate swap:
Balance at beginning of period	$—	$(1.3)
Other comprehensive loss:
Unrealized losses arising during year	—	(2.0)
Less reclassification adjustment for amounts included in interest expense	—	.3
Balance at end of period	$—	$(3.0)
Currency translation adjustment:
Balance at beginning of period	$(22.6)	$(78.1)
Other comprehensive income (loss)	(52.2)	8.7
Balance at end of period	$(74.8)	$(69.4)
Defined benefit pension plans:
Balance at beginning of period	$(132.0)	$(123.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	2.2	1.9
Balance at end of period	$(129.8)	$(121.1)
OPEB plans:
Balance at beginning of period	$4.4	$3.8
Other comprehensive loss – amortization of prior service credit and net losses included in net periodic OPEB cost	(.3)	(.3)
Balance at end of period	$4.1	$3.5
Total accumulated other comprehensive loss:
Balance at beginning of period	$(148.6)	$(197.0)
Other comprehensive income (loss)	(50.5)	8.6
Balance at end of period	$(199.1)	$(188.4)

See Note 11 for amounts related to our defined benefit pension plans and OPEB plans and Note 17 for a discussion of our interest rate swap contract.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2015 and March 31, 2016, receivables for recoveries were not significant.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2016 are presented below.

Amount
(In millions)
Balance at the beginning of the year	$120.4
Additions charged to expense, net	2.9
Payments, net	(.5)
Currency and other	.1
Balance at the end of period	$122.9
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$14.4
Noncurrent liabilities	108.5
Total	$122.9

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2016, NL had accrued approximately $116 million related to approximately 42 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $175 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2016, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

WCS – Effective December 2015, WCS entered an Agreed Order with the TCEQ with regard to the disposition of certain U.S. Department of Energy (“DOE”) waste currently stored at the WCS facility. WCS entered into the Agreed Order as the licensee of the storage facility, and DOE entered into a similar order with the TCEQ as the owner of the waste.  WCS asserts that the alleged violations set forth in the orders are due to the acts and omissions of DOE and its contractor.  WCS expects to work with TCEQ and DOE to develop a compliance plan regarding the stored waste.  While the cost of the compliance plan is not currently estimable, the amount of such compliance costs could be material. On October 21, 2015 the U.S. Nuclear Regulatory Commission (“NRC”) Office of Investigations commenced an investigation of WCS’s handling of the DOE waste described above. WCS is cooperating fully, and no formal demands or claims have been asserted by the NRC. WCS believes the DOE or its contractor is required to reimburse WCS for its cost to comply with the Agreed Order and the NRC investigation under the terms of the storage contract and pursuant to law, and as such we believe the cost of compliance with the Agreed Order and the NRC investigation should not have a material effect on our consolidated financial condition, results of operations or liquidity.  On April 28, 2016 WCS filed with the DOE an administrative claim under the Federal Tort Claims Act related to this matter.

Other – We have also accrued approximately $7.2 million at March 31, 2016 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2015 Annual Report.

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

Kronos—In March 2013, Kronos was served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include us, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc. As amended by plaintiffs’ second amended complaint, plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon, South Carolina, Tennessee and Wisconsin that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of this case, we have determined that it is not reasonably possible that a loss has been incurred in this case.  We have not accrued any amount for the outstanding Los Gatos matter as it is not reasonably possible we have incurred a loss that would be material to our consolidated financial condition, results of operations or liquidity.

In April 2016, Kronos was dismissed with prejudice from the previously-reported case, The Valspar Corporation, et al v. Huntsman International, LLC and Kronos Worldwide, Inc., (United States District Court for the Southern  District of Texas, Case No. 4:14-cv-01130), without our admitting any fault or wrongdoing.  The resolution of this matter did not have a material effect on our consolidated financial condition, results of operations or liquidity.

Other – For a discussion of other legal proceedings to which we are a party, please refer to our 2015 Annual Report.

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
	(In millions)
Asset (liability)
December 31, 2015:
Marketable securities:
Current	$2.0	$—	$2.0	$—
Noncurrent	254.9	3.5	1.4	250.0
Currency forward contracts	(1.2)	(1.2)	—	—
Interest rate swap	(3.5)	—	(3.5)	—
March 31, 2016:
Marketable securities:
Current	$1.7	$—	$1.7	$—
Noncurrent	254.6	3.2	1.4	250.0
Currency forward contracts	(.1)	(.1)	—	—
Interest rate swap	(8.0)	—	(8.0)	—

See Note 4 for information on how we determine fair value of our noncurrent marketable securities.

Certain of our sales generated by Chemicals Segment’s non-U.S. operations are denominated in U.S. dollars. Our Chemicals Segment periodically uses currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. Derivatives that we use are primarily currency forward contracts and interest rate swaps.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions gains and losses. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.

At March 31, 2016, Kronos had currency forward contracts to exchange:

•

an aggregate €14.6 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 9.41 to krone 9.47 per euro.  These contracts with DnB Nor Bank ASA mature at a rate of €1.6 million per month from April 2016 through December 2016,

•

an aggregate $19.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 8.31 to krone 8.33 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature at a rate of $2.2 million per month from April 2016 to December 2016, and

•

an aggregate of $24.7 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.29 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature from April 2016 through December 2016 at a rate of $3.1 million per month from April through July and $2.5 million per month from August through December.

The estimated fair value of such currency forward contracts at March 31, 2016 was a $.1 million net liability, of which $.1 million is recognized as a part of accounts and other receivables and $.2 million is recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet.  We also recognize a corresponding $.1 million currency transaction loss in our Condensed Consolidated Statement of Operations during the quarter ended March 31, 2016. We did not use hedge accounting for any of our contracts to the extent we held such contracts during 2015 and 2016.  Accordingly, changes in the aggregate fair value of currency forward contracts we hold are recognized as a currency transaction gain or loss.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 Kronos entered into a pay-fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize its exposure to volatility in LIBOR as it relates to Kronos' forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, Kronos will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.75 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  The notional amount of the swap as of March 31, 2016 was $343.0 million.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income (loss), net of deferred income taxes and noncontrolling interest.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, will be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  Since the inception of the swap through March 31, 2016, there have been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

During the quarter ended March 31, 2016, the pretax amount recognized in other comprehensive income (loss) related to the interest rate swap contract was a $4.5 million loss.  During the same period, $.9 million was reclassified from accumulated other comprehensive income (loss) into interest expense.  During the next twelve months the amount of the March 31, 2016 accumulated other comprehensive income (loss) balance that is expected to be reclassified to interest expense is $3.5 million pre-tax.

The fair value of the interest rate swap contract at March 31, 2016 was a liability of $8.0 million and is reflected in the Condensed Consolidated Balance Sheet as part of accounts payable and accrued liabilities of $3.4 million and other noncurrent liabilities of $4.6 million.  See Notes 8 and 9.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2015		March 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$229.1	$229.1	$190.2	$190.2
Deferred payment obligation	8.8	8.8	8.8	8.8
Long-term debt (excluding capitalized leases):
Kronos term loan	$338.0	$309.5	$337.5	$304.8
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	65.6	65.6	65.2	65.2
Valhi credit facility with Contran	263.8	263.8	276.5	276.5
Kronos North American credit facility	—	—	9.2	9.2
Tremont promissory note payable	17.1	17.1	17.1	17.1
BMI bank note payable	9.3	9.4	9.1	9.2
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

At December 31, 2015 and March 31, 2016, the estimated market price of Kronos’ term loan was $900 per $1,000 principal amount and $888.75 per $1,000 principal amount, respectively.   The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 5 and 8.

Note 18—Recent accounting pronouncements not yet adopted:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of –use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We have not yet evaluated the effect this ASU will have on our Condensed Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2015 discussed in Note 17 to our 2015 Annual report, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

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

We have four consolidated reportable operating segments:

•

Chemicals— Our chemicals segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics.

•

Component Products— We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine industry.

•

Waste Management— WCS is our subsidiary which operates a West Texas facility for the processing, treatment, storage and disposal of a broad range of low-level radioactive, hazardous, toxic and other wastes. WCS obtained a byproduct disposal license in 2008 and began disposal operations at this facility in October 2009. WCS received a low-level radioactive waste (“LLRW”) disposal license in September 2009. The Compact LLRW disposal facility commenced operations in 2012, and the Federal LLRW site commenced operations in 2013. We reached an agreement to sell our Waste Management Segment in November 2015.  See Note 3 to our Condensed Consolidated Financial Statements.

•

Real Estate Management and Development— We operate in real estate management and development through our majority control of BMI and LandWell. BMI provides utility services to certain industrial and municipal customers and owns real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada.

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

Operations Overview

Quarter Ended March 31, 2016 Compared to the Quarter Ended March 31, 2015—

Net loss attributable to Valhi stockholders was $19.5 million, or $.06 per diluted share, in the first quarter of 2016 compared to net income attributable to Valhi stockholders of $11.9 million, or $.04 per diluted share, in the first quarter of 2015. As more fully discussed below, our diluted income per share decreased from 2015 to 2016 primarily due to the net effects of:

•	lower operating income from our Chemicals Segment in 2016;
•	higher operating losses at our Waste Management segment in 2016;
•	a non-cash contract related intangible asset impairment charge of $5.1 million at our Real Estate Management and Development Segment in 2016;
•	higher insurance recoveries in 2015; and
•	a non-cash income tax benefit of $2.7 million in 2015 related to a net reduction in our reserve for uncertain tax positions.

Our net loss attributable to Valhi stockholders in 2016 includes a charge of $.01 per diluted share related to the contract related intangible asset impairment.

Our net income attributable to Valhi stockholders in 2015 includes income of $.01 per diluted share related to income from insurance recoveries, and income of $.01 per diluted share related to a net reduction in our reserve for uncertain tax positions.

Current Forecast for 2016 –

We currently expect to report higher net income attributable to Valhi stockholders for 2016 as compared to 2015 primarily due to the net effects of:

•

the 2015 recognition of an aggregate $159.0 non-cash deferred income tax asset valuation allowance related to the Chemicals Segment’s German and Belgium operations (most of which was recognized in the second quarter);

•

operating income from our Chemicals Segment in 2016 as compared to an operating loss in 2015, in part due to anticipated costs savings as a result of its workforce reductions (the expense for which was mostly recognized in the second quarter of 2015) and other cost reduction initiatives implemented in 2015;

•	lower operating income from our Component Products Segment as we anticipate lower security product sales due to the discontinuation of a large program at the end of 2015; and
•	lower expected insurance recoveries received in 2016 compared to 2015.

Segment Operating Results—2015 Compared to 2016 –

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

	Three months ended March 31,
	2015	2016	% Change
	(Dollars in millions)
Net sales	$365.1	$318.5	(13)%
Cost of sales	288.2	278.5	(3)
Gross margin	$76.9	$40.0	(48)%
Operating income	$34.0	$3.0	(91)%
Percent of net sales:
Cost of sales	79%	87%
Gross margin	21	13
Operating income	9	1
Ti02 operating statistics:
Sales volumes*	131	138	5%
Production volumes*	125	131	5
Percent change in net sales:
Ti02 product pricing			(14)%
Ti02 sales volumes			5
Ti02 product mix			(1)
Changes in currency exchange rates			(3)
Total			(13)%
*	Thousands of metric tons

Current Industry Conditions – Due to competitive pressures, our Chemicals Segment’s average selling prices decreased throughout 2015 and, to a much lesser extent, into the first quarter of 2016.   Our Chemicals Segment’s average selling prices at the end of the first quarter of 2016 were 1% lower than at the end of 2015, with lower prices in certain European and North American markets, partially offset by higher prices in certain export markets, which are historically more volatile from period to period due to the variability of product grade and customer mix.  We experienced higher sales volumes in European and export markets in the first quarter of 2016 as compared to the first quarter of 2015, while demand in North American markets remained stable over the same period.

We operated our Chemicals Segment’s production facilities at overall average capacity utilization rates of 97% in the first quarter of 2016 compared to approximately 93% in the first quarter of 2015.  Our production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first quarter of 2016.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2015 and into the first quarter of 2016.  Consequently, our cost of sales per metric ton of TiO2 sold in the first quarter of 2016 was lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2015 (excluding the effect of changes in currency exchange rates).

Net sales – Our Chemicals Segment’s net sales in the first quarter of 2016 decreased 13%  compared to the first quarter of 2015 primarily due to the net effect of a 14% decrease in average TiO2 selling prices (which decreased net sales by approximately $51 million) and a 5% increase in sales volumes (which increased net sales by approximately $18 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 5% in the first quarter of 2016 as compared to the first quarter of 2015 primarily due to higher sales in certain European and export markets.  Our sales volumes in the first quarter of 2016 set a new record for a first quarter.  We estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $11 million as compared to the first quarter of 2015.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 3% in the first quarter of 2016 compared to the first quarter of 2015 due to the net impact of lower raw materials and other production costs of approximately $6 million (primarily caused by lower third-party feedstock ore costs), approximately $2.0 million in savings resulting from workforce reductions implemented in 2015, a 5% increase in sales volumes, a 5% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our cost of sales as a percentage of net sales increased to 87% in the first quarter of 2016 compared to 79% in the same period of 2015, as the unfavorable impact of lower average selling prices more than offset the favorable effects of lower raw material and other production costs and efficiencies related to higher production volumes, as discussed above.

Gross Margin and Operating Income  – Our Chemicals Segment’s operating income decreased $31.0 million, from $34.0 million in the first quarter of 2015 to $3.0 million the first quarter of 2016 and operating income as a percentage of net sales decreased to 1% in the first quarter of 2016 from 9% in the same period of 2015.  This decrease was driven by the decline in gross margin percentage, which decreased to 13% for the first quarter of 2016 compared to 21% for the first quarter of 2015, partially offset by the positive effect of approximately $2.5 million in savings from 2015 workforce reductions classified as part of selling, general and administrative expenses, and $2.0 million in income in 2016 from settlement of a business interruption insurance claim classified as part of other operating income.  As discussed and quantified above, our gross margin percentage decreased primarily due to the net effect of lower selling prices, lower raw material and other production costs, and higher sales and production volumes.  We estimate that changes in currency exchange rates increased operating income by approximately $7 million in the first quarter of 2016 as compared to the same period in 2015, as discussed below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.6 million in the first three months of 2015 and $.5 million in the first three months of 2016 which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 17 to our Condensed Consolidated Financial Statements, we periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and operating income for the periods indicated.

Impact of changes in currency exchange rates three months ended March 31, 2016 vs. March 31, 2015

	Transaction gains /(losses) recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2016 vs. 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(11)	$(11)
Operating income	2	2	—	7	7

The $11 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $7 million net increase in income from operations resulted from an equal amount of net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2016 as compared to 2015).

Outlook – During the first quarter of 2016 our Chemicals Segment operated its production facilities at 97% of practical capacity.  We expect our production volumes to be higher in 2016 as compared to 2015, as our production rates in 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.   Assuming economic conditions do not deteriorate in the various regions of the world, we expect our Chemicals Segment’s sales volumes to be higher in 2016 as compared to 2015.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 continuing into 2016.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in our cost of sales, our cost of sales per metric ton of TiO2 sold in the first quarter of 2016 was lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2015 (excluding the effect of changes in currency exchange rates).  We expect our cost of sales per metric ton of TiO2 sold for the remainder of 2016 will be lower than our per-metric ton cost in the comparable periods of 2015, due in part to the favorable effect of the workforce reductions and other cost reduction initiatives we implemented beginning in the second quarter of 2015 as well as some expected additional modest improvement in the cost of feedstock ore.

We started 2016 with selling prices 17% lower than the beginning of 2015, and prices declined by an additional 1% in the first quarter of 2016.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2015.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2016, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  We and our major competitors have announced price increases, which are expected to be implemented in the first half of 2016, or as contracts allow.  The extent to which we will be able to achieve any price increases in the near term will depend on market conditions.

Our Chemicals Segment initiated a restructuring plan in 2015 designed to improve its long-term cost structure.  As part of such plan, we implemented certain voluntary and involuntary workforce reductions during 2015 at certain of our facilities impacting approximately 160 individuals.  Such workforce reductions we implemented are expected to result in approximately $19 million of annual cost savings.  The workforce reductions we implemented in 2015 are not expected to negatively impact our ability to operate our production facilities at their practical capacity rates.  In addition to the workforce reductions implemented in 2015, we are also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.

Overall, we expect our Chemicals Segment’s operating income in 2016 will be higher as compared to 2015 as a result of:

•	the favorable effects of anticipated higher sales and production volumes in 2016,
•	the favorable effect of lower-cost feedstock ore, and
•	the expected cost savings from workforce reductions and other cost reduction initiatives throughout the organization.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of relative customer inventory levels during recent periods and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

	Three months ended March 31,
	2015	2016	% Change
	(Dollars in millions)
Net sales	$27.9	$27.1	(3)%
Cost of sales	19.3	18.9	(2)
Gross margin	$8.6	$8.2	(4)%
Operating income	$3.7	$3.4	(9)%
Percent of net sales:
Cost of sales	69%	70%
Gross margin	31	30
Operating income	13	12

Net Sales – Our Component Products Segment’s net sales decreased $.8 million in the first quarter of 2016 compared to the same period of 2015, primarily due to security product sales of $1.6 million in the first quarter of 2015 to a government security end-user that, as expected, did not recur in the first quarter of 2016.  This decrease in 2016 sales was partially offset by increased sales of security products of $.4 million to another government customer as well as increased marine component sales resulting from improved demand for products sold to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of goods sold as a percentage of sales increased less than 1% in the first quarter of 2016 compared to the same period in 2015.  As a result, gross margin as a percentage of sales decreased slightly over the same period. Gross margin in dollars decreased in 2016 due to lower sales of security products.  The decrease in gross margin percentage is primarily due to decreased leverage of fixed manufacturing costs as a result of decreased production volumes during the first quarter of 2016 partially offset by improved variable contribution margins attributable to relative changes in customer and product mix in both the security products and marine components reporting units.  Operating costs and expenses for the first quarter of 2016 were comparable to the same period in 2015.

Outlook  – First quarter sales reflect continued strong demand for our products, including demand from our large existing customers serving government security applications and recreational transportation markets. With the exception of over $5 million in sales in 2015 to a single government security end-user which are not expected to recur in 2016, and in the absence of any anticipated catalyst to grow and improve general economic conditions, current year sales are expected to remain relatively comparable to prior year. We continue to experience the benefit of innovation and diversification in our product offerings, particularly with respect to the recreational boat markets served by our growing marine components reporting unit.

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

	Three months ended March 31,
	2015	2016
	(In millions)
Net sales	$15.0	$5.2
Cost of sales	12.1	11.7
Gross margin	$2.9	$(6.5)
Operating loss	$(2.9)	$(10.8)

General—In May 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began construction of the byproduct facility infrastructure at our site in Andrews County, Texas in the first quarter of 2008, and this facility began disposal operations in October 2009. In January 2009, the TCEQ issued a near-surface LLRW disposal license to us. This license was signed in September 2009. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified and operational in April 2012, and the Federal LLRW site was fully certified and operational in September 2012 and received its first waste for disposal in the latter part of the second quarter of 2013.

Net Sales and Operating Loss—The Waste Management Segment’s net sales decreased $9.8 million in the first quarter of 2016 compared to the same period of 2015.  Disposal volumes for the first quarter of 2016 were negatively impacted by a general industry wide slowdown in shipments of waste for disposal.   In addition we benefited from a one-time disposal campaign related to the decommissioning of a nuclear power plant which contributed $4.0 million of revenue in the first three months of 2015.  Lower disposal volumes in the first quarter of 2016 resulted in lower coverage of fixed costs as compared to the same period of 2015. As a result, our Waste Management Segment had a significantly higher operating loss in the first quarter of 2016 than the same period of 2015.

We recognized an operating loss in our Waste Management Segment in all of the past several years because we have not yet achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume, in part because we have not consistently received sufficient volume of LLRW for disposal in both our Compact and Federal LLRW disposal facilities to overcome our fixed operating cost structure. However, as noted in our 2015 Annual Report, our operating results in the second half of 2014 were profitable and demonstrate that with consistent disposal activity we can minimize operating losses.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

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

One of these opportunities is a consolidated interim storage license for the storage of high level waste such as used nuclear fuel from nuclear power plants.  WCS filed a license application with the Nuclear Regulatory Commission on April 28, 2016 to begin the process to potentially obtain a license.  There is no assurance that a license will be granted or that the U.S. DOE will enter into a contract to utilize such a facility.  If such a license were to be granted to WCS and a storage agreement were to be entered into with the U.S. DOE, storage revenue under the license revenue would not be expected to begin until 2021 or later.

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

Real Estate Management and Development  –

	Three months ended March 31,
	2015	2016
	(In millions)
Net sales	$8.1	$2.7
Cost of sales	7.2	2.4
Gross margin	$.9	$.3

Operating loss	$(.2)	$(5.9)

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

Since our acquisition of a controlling interest in December 2013, LandWell has closed or entered into escrow on approximately 410 acres of the residential/planned community and certain other acreage.  Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 976 (percentage-of-completion method of revenue recognition). In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Loss — A substantial portion of the net sales from our Real Estate Management and Development segment in the first quarter of 2015 and 2016 consisted of revenues from land sales. We recognized $1.0 million in revenues on land sales during the first three months of 2016 compared to $5.9 million in the same period of 2015. The contracts on these sales (both within the planned community and otherwise) include approximately 270 acres of the residential planned community and certain other acreage which closed in December 2013 and through the first quarter of 2016. Cost of sales related to land sales revenues was $1.1 million in the first three months of 2016 and $5.9 million in the same period of 2015.  We have several residential builders actively building new homes in our community, from land sale contracts which have closed over the past several quarters.  However, the level of our infrastructure work in the first quarter of 2016 has slowed down as compared to 2015 and 2014, as we have substantially completed work needed to support the superpads under construction.  As noted above, our income recognition under the percentage-of-completion method is largely driven on actual development costs towards the entire project phase.  We currently expect our level of infrastructure development activity to pick up in subsequent quarters in 2016, and consequently we currently expect our level of revenue recognized would increase as well.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts. In this regard in January 2016 we amended our water delivery contract with the City of Henderson, Nevada.  As a result we recognized a contract related intangible asset impairment of $5.1 million in the first quarter of 2016 ($2.1 million, or $.01 per diluted share, net of income tax benefit and noncontrolling interest), see Note 7 to our Condensed Consolidated Financial Statements.  Based on the contract amendment we expect annual water sales will be approximately $1 million lower than 2015 levels but cost of sales related to water delivery are generally expected to be relatively consistent from period to period.

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

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2016 Compared to 2015

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2016 and 2015 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the first three months of 2015 and 2016.

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

Corporate Expenses and Other Items, Net – Corporate expenses increased from $8.2 million in the first quarter of 2015 to $11.5 million in the same period in 2016, as higher environmental remediation and related expenses were partially offset by lower litigation fees and related costs.  Included in corporate expenses are:

•	litigation fees and related costs at NL of $.9 million in the first quarter of 2016 compared to $1.8 million in first quarter of 2015; and
•	environmental remediation and related expense of $2.9 million in the first quarter of 2016 compared to $.1 million in first quarter of 2015.

The level of our litigation and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 16 to our Condensed Consolidated Financial Statements.   If our current expectations regarding the number of cases in which we expect to be involved during 2016, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate, and it is possible that actual costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2016, our corporate expenses would be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related matters as further information becomes available to us or as circumstances change. Further information or changed circumstances could result in an increase or reduction in our accrued costs. See Note 16 to our Condensed Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2016 will be lower than in 2015 primarily due to lower expected environmental remediation and related costs and lower litigation and related costs.

Interest Expense–Interest expense increased to $15.7 million in the first quarter of 2016 from $14.6 million in the first quarter of 2015 primarily due to higher average debt balances outstanding and higher average interest rates during the first quarter of 2016  compared to the same period of 2015.  We currently expect our interest expense for all of 2016 will be higher as compared to 2015, due to higher overall average debt levels and higher average interest rates on outstanding borrowings.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had an income tax benefit of $8.6 million in the first quarter of 2016 compared to income tax expense of $4.3 million in the first quarter of 2015.  This decrease in our income tax expense in the first quarter of 2016 is primarily due to our decreased earnings, offset in part by a non-cash income tax benefit of $2.7 million we recognized in the first quarter of 2015, primarily related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  For interim financial reporting purposes, we apply an effective tax rate methodology in determining our provision for income taxes.  Generally, we expect the effective tax rate associated with our non-US earnings to be lower than our U.S. statutory rate of 35%. The increase in our effective tax rate in the first quarter of 2016 as compared to the first quarter of 2015 is primarily due to such $2.7 million non-cash income tax benefit recognized in 2015 as well as $2.1 million of non-cash deferred income taxes recognized in 2016 related to our direct investment in Kronos (as discussed below), partially offset by a decrease in 2016 in our incremental taxes associated with the change in the amount of undistributed earnings of our Chemical Segment’s Canadian subsidiary (which earnings are not subject to a permanent reinvestment plan).

Our Chemicals Segment has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $683 million for German corporate purposes and $96 million for German trade tax purposes, respectively, at December 31, 2015) and in Belgium (the equivalent of $86 million for Belgian corporate tax purposes at December 31, 2015), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which had been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  Our deferred income tax asset valuation allowance did not change materially during the first quarter of 2016.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse the valuation allowance in full, to the extent we generate additional losses in Germany or Belgium in the intervening periods, our effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as we are able to reverse the valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.  Consistent with our expectation regarding our consolidated results of operations in the remainder of 2016 (as discussed below under the Chemicals Segment’s “Outlook” subsection), we currently believe it is likely our German and Belgian operations will report improved operating results in 2016 as compared to 2015 and a portion of the valuation allowance may be reversed in 2016.  However we currently do not expect that our German and Belgian operating results would improve to such an extent in 2016 that reversal of the valuation allowance in full would be supported by the presence of sufficient positive evidence.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through March 31, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  During the second, third and fourth quarters of 2015, we recognized an aggregate $29.3 million non-cash income tax benefit for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss in 2015.  A portion of such reduction in 2015 also related to our equity in Kronos’ other comprehensive income (loss) items.  For 2016, we currently estimate that the amount of deferred income taxes required to be recognized with respect to our direct investment in Kronos will increase as compared to such amount as of December 31, 2015. Accordingly, our provision for income taxes in the first quarter of 2016 includes additional non-cash income tax expense of $2.1 million for the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net income (loss).

See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2016 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net loss was $2.5 million in the first quarter of 2016, compared to noncontrolling interest in net income of $5.4 million in the same period of 2015. The decrease is primarily due to net losses at Kronos, NL and BMI in the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our operating income.

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital.  Cash used in operating activities was $33.4 million in the first three months of 2016 compared to $30.2 million in the first three months of 2015.  This $3.2 million increase in the amount of cash used was primarily due to the net effects of the following:

•	operating loss in the first three months of 2016 of $10.3 million, a $44.9 million decline compared to an operating income of $34.6 million in the first three months of 2015;
•	a $46.2 million decrease in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2016;

•

net contributions to our TiO2 manufacturing joint venture in 2016 of $.8 million in 2016 compared to net distributions of $11.2 million in 2015, primarily due to the timing of the joint venture’s working capital needs; and

•	lower cash paid for taxes in 2016 of $5.4 million, primarily due to lower earnings .

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•

Kronos’ average days sales outstanding (“DSO”) was consistent from December 31, 2015 to March 31, 2016 , as higher sales volumes were offset by the effect of lower sales prices in the first quarter of 2016 as compared to the fourth quarter of 2015.

•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2015 to March 31, 2016 principally due to lower inventory volumes and lower inventory raw material costs.
•

CompX’s average DSO increased from December 31, 2015 to March 31, 2016.  Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.    Overall, CompX’s March 31, 2016 days sales outstanding compared to December 31, 2015 is in line with our expectations.

•	CompX’s average DSI decreased from December 31, 2015 to March 31, primarily as a result of the seasonal increase in sales during the first quarter 2016 as compared to the fourth quarter 2015.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2014	March 31, 2015	December 31, 2015	March 31, 2016
Kronos:
Days sales outstanding	61 days	67 days	66 days	66 days
Days sales in inventory	76 days	71 days	80 days	71 days
CompX:
Days sales outstanding	32 days	40 days	31 days	40 days
Days sales in inventory	90 days	79 days	76 days	70 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2015	2016
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive its subsidiaries	$3.4	$3.5
Kronos	(10.1)	(15.3)
NL exclusive of its subsidiaries	4.2	2.8
CompX	(3.0)	(2.4)
BMI	(5.2)	.4
LandWell	(2.3)	(2.4)
WCS	(1.7)	(4.4)
Tremont exclusive of its subsidiaries	.3	(1.1)
Other	.1	—
Eliminations	(15.9)	(14.5)
Total	$(30.2)	$(33.4)

Investing Activities –

We spent $16.4 million in capital expenditures during the first three months of 2016 including:

•	$14.3 million in our Chemicals Segment;
•	$1.2 million in our Component Products Segment;

•	$.3 million in our Waste Management Segment; and
•	$.6 million in our Real Estate Management and Development Segment.

Our Waste Management Segment also had $.8 million in expenditures for capitalized permit costs in the first three months of 2016.  During the first three months of 2016 we had net disposals of $.6 million of marketable securities.

Financing Activities—

During the three months ended March 31, 2016, we:

•	borrowed a net $12.7 million on Valhi’s credit facility with Contran;
•	borrowed $9.2 million under Kronos’ North American credit facility; and
•	paid quarterly dividends to Valhi stockholders aggregating $.02 per share ($6.8 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first three months of 2016 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2016, our consolidated indebtedness was comprised of:

●	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
●	Valhi’s $276.5 million outstanding on its $325 million credit facility with Contran which is due no earlier than December 31, 2017;
●	$343.0 million aggregate borrowing under Kronos’ term loan ($337.5 million carrying amount, net of unamortized original issue discount and debt issuance costs) due through February 2020;
●	WCS’ financing capital lease with Andrews County, Texas ($65.2 million carrying amount) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
●	Tremont’s promissory note payable ($17.1 million outstanding) due in December 2023;
●	$9.2 million on BMI’s bank note payable ($9.1 million carrying amount, net of debt issuance costs), due through January 2025;
●	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020; and
●	approximately $13.1 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2016) are discussed in Note 9 to our Consolidated Financial Statements included in our 2015 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2016.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2017) and our long-term obligations (defined as the five-year period ending March 31, 2021, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2016, we had credit available under existing facilities of approximately $135.1 million, which was comprised of:

•	$79.1 million under Kronos’ North American revolving credit facility;
•	$7.5(1) million under Kronos’ European credit facility; and
•	$48.5(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending March 31, 2016, Kronos has €6.7 million ($7.5 million) available under its European credit facility at March 31, 2016
(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At March 31, 2016, we had an aggregate of $196.5 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $55.5 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$56.8	$55.4
CompX	48.1	—
NL exclusive of its subsidiaries	52.1	.1
WCS	19.0	—
LandWell	5.8	—
BMI	6.0	—
Tremont exclusive of its subsidiaries	8.5	—
Valhi exclusive of its subsidiaries	.2	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$196.5	$55.5

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2016 will be approximately $96 million as follows:

●	$63 million by our Chemicals Segment, including approximately $9 million in the area of environmental compliance, protection and improvement;
●	$19 million by our Waste Management Segment;
●	$4 million by our Component Products Segment; and
●	$10 million by our Real Estate Management and Development Segment.

The Waste Management Segment amount includes approximately $2 million in capitalized operating permit costs. In addition LandWell expects to spend approximately $12 million on land development costs during 2016 (which are included in the determination of cash provided by operating activities).

Capital spending for 2016 is expected to be funded primarily through cash generated from operations and borrowing under existing credit facilities. Planned capital expenditures in 2016 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. A portion of Kronos’ planned capital expenditures in 2016 relates to the implementation of a new accounting and manufacturing system.  In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

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

At March 31, 2016 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2016 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2016 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2016, based on the 58.0 million shares we held of Kronos common stock at March 31, 2016, we would receive aggregate annual regular dividends from Kronos of $34.8 million.  We did not receive any dividends from NL during 2015 and we do not know if we will receive any cash dividends from NL during 2016.  We did not receive any distributions from WCS during 2015, and we do not expect to receive any distributions from WCS during 2016. We expect that BMI and LandWell will pay cash dividends, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $.5 million in February 2015 and $.9 million in December 2015.  We do not know if we will receive distributions from BMI and LandWell during 2016.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. WCS has borrowed substantial amounts from us over the years.  During 2016, WCS borrowed an aggregate $8.6 million from our subsidiary for a total outstanding balance of $27.6 million at March 31, 2016. WCS could borrow an additional $32.4 million under its current intercompany facility with such subsidiary at March 31, 2016.  It is probable WCS will borrow additional amounts from our subsidiary during the remainder of 2016 under the terms of the revolving credit facility.

We have an unsecured revolving demand promissory note with NL whereby, as amended, we agreed to loan NL up to $40 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. We had no loans to NL during 2016 under this facility, which as amended is due on demand, but in any event no earlier than March 31, 2017 and no later than December 31, 2017. Our obligation to loan NL money under this note is at our discretion.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $100 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. We had no borrowings from Kronos during 2016 under this facility, which as amended is due on demand, but in any event no earlier than December 31, 2017. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2015 Annual Report.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2015 Annual Report  and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 12 and 17 to our 2015 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first three months of 2016 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2015 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2015 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2015 Annual Report. See also Note 17 to our Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chairman of the Board and Chief Executive Officer, and Bobby D. O’Brien, our Director, President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Note 16 to our Condensed Consolidated Financial Statements, and Note 17 to our Consolidated Financial Statements included in our 2015 Annual Report for a description of certain legal proceedings.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2015 Annual report. There have been no material changes to such risk factors during the first three months of 2016.

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

VALHI, INC.
(Registrant)
Date	May 9, 2016	/s/ Bobby D. O’Brien
Bobby D. O’Brien (Executive Vice President and Chief Financial Officer)

Date	May 9, 2016	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President and Controller, Principal Accounting Officer)