Form 10-Q
period 2016-09-30
VALHI INC /DE/
filed 2016-11-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

Number of shares of the Registrant’s common stock outstanding on November 4, 2016: 339,158,949

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2015	September 30, 2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202.3	$205.0
Restricted cash equivalents	7.2	7.3
Marketable securities	2.0	.7
Accounts and other receivables, net	246.6	302.1
Inventories, net	405.2	334.1
Land held for development	9.9	16.1
Other current assets	23.0	27.1
Total current assets	896.2	892.4
Other assets:
Marketable securities	254.9	256.2
Investment in TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	82.9	79.8
Goodwill	379.7	379.7
Deferred income taxes	1.3	1.3
Other noncurrent assets	256.7	248.4
Total other assets	975.5	965.4
Property and equipment:
Land	45.4	46.9
Buildings	239.7	246.5
Treatment, storage and disposal facility	159.5	159.5
Equipment	1,061.6	1,094.0
Mining properties	35.5	40.6
Construction in progress	33.1	52.0
	1,574.8	1,639.5
Less accumulated depreciation	909.1	967.3
Net property and equipment	665.7	672.2
Total assets	$2,537.4	$2,530.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2015	September 30, 2016
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$9.5	$26.9
Accounts payable and accrued liabilities	271.4	274.0
Income taxes	5.7	5.4
Total current liabilities	286.6	306.3
Noncurrent liabilities:
Long-term debt	951.0	971.1
Deferred income taxes	321.0	310.5
Accrued pension costs	216.8	216.9
Accrued environmental remediation and related costs	108.7	107.6
Accrued postretirement benefits costs	11.8	11.8
Other liabilities	114.6	108.6
Total noncurrent liabilities	1,723.9	1,726.5
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained deficit	(155.6)	(200.8)
Accumulated other comprehensive loss	(197.0)	(182.7)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	268.7	237.8

Noncontrolling interest in subsidiaries	258.2	259.4
Total equity	526.9	497.2
Total liabilities and equity	$2,537.4	$2,530.0

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(unaudited)
Revenues and other income:
Net sales	$383.2	$406.8	$1,208.1	$1,158.9
Other income, net	5.9	6.2	25.4	28.3
Total revenues and other income	389.1	413.0	1,233.5	1,187.2
Costs and expenses:
Cost of sales	333.4	321.5	1,012.7	969.4
Selling, general and administrative	64.1	64.0	207.3	191.8
Contract related intangible asset impairment	—	—	—	5.1
Interest	14.4	15.9	43.5	47.4
Total costs and expenses	411.9	401.4	1,263.5	1,213.7
Income (loss) before income taxes	(22.8)	11.6	(30.0)	(26.5)
Income tax expense (benefit)	(9.5)	2.6	105.4	(5.8)
Net income (loss)	(13.3)	9.0	(135.4)	(20.7)
Noncontrolling interest in net income (loss) of subsidiaries	(1.6)	6.0	(31.7)	4.3
Net income (loss) attributable to Valhi stockholders	$(11.7)	$3.0	$(103.7)	$(25.0)
Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.03)	$.01	$(.30)	$(.07)
Cash dividends per share	$.02	$.02	$.06	$.06
Basic and diluted weighted average shares outstanding	342.0	342.0	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(unaudited)
Net income (loss)	$(13.3)	$9.0	$(135.4)	$(20.7)
Other comprehensive income (loss), net of tax:
Currency translation	(13.5)	7.5	(66.4)	15.3
Marketable securities	(5.4)	1.4	(6.8)	1.9
Interest rate swap	(3.1)	.6	(3.1)	(2.4)
Defined benefit pension plans	2.9	2.6	9.4	7.8
Other postretirement benefit plans	(.3)	(.3)	(.9)	(.9)
Total other comprehensive income (loss), net	(19.4)	11.8	(67.8)	21.7
Comprehensive income (loss)	(32.7)	20.8	(203.2)	1.0
Comprehensive income (loss) attributable to noncontrolling interest	(11.0)	10.3	(54.8)	11.7
Comprehensive income (loss) attributable to Valhi stockholders	$(21.7)	$10.5	$(148.4)	$(10.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(135.4)	$(20.7)
Depreciation and amortization	53.2	51.0
Benefit plan expense greater than cash funding	2.5	3.2
Deferred income taxes	90.2	(15.5)
Distributions from Ti02 manufacturing joint venture, net	7.6	3.1
Contract related intangible asset impairment	—	5.1
Other, net	9.4	.2
Change in assets and liabilities:
Accounts and other receivables, net	(2.9)	(46.3)
Inventories, net	2.5	81.9
Land held for development, net	6.3	1.1
Accounts payable and accrued liabilities	.4	(1.8)
Accounts with affiliates	17.1	(11.9)
Income taxes	(.2)	(.1)
Other, net	(17.6)	(9.6)
Net cash provided by operating activities	33.1	39.7
Cash flows from investing activities:
Capital expenditures	(36.4)	(38.7)
Capitalized permit costs	(.9)	(1.0)
Purchases of marketable securities	(10.6)	(6.0)
Disposals of marketable securities	10.9	6.3
Change in restricted cash equivalents, net	(1.2)	(3.2)
Other, net	.2	(.6)
Net cash used in investing activities	(38.0)	(43.2)
Cash flows from financing activities:
Indebtedness:
Borrowings	58.6	255.9
Principal payments	(39.7)	(219.9)
Valhi cash dividends paid	(20.4)	(20.4)
Distributions to noncontrolling interest in subsidiaries	(10.8)	(10.4)
Other	.1	—
Net cash provided by (used in) financing activities	(12.2)	5.2
Cash and cash equivalents – net change from:
Operating, investing and financing activities	(17.1)	1.7
Effect of exchange rate on cash	(6.3)	1.0
Cash and cash equivalents at beginning of period	255.8	202.3
Cash and cash equivalents at end of period	$232.4	$205.0
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$41.5	$45.2
Income taxes, net	11.7	6.9
Noncash investing activities:
Change in accruals for capital expenditures	3.1	4.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2016

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2015	$667.3	$3.6	$—	$(155.6)	$(197.0)	$(49.6)	$258.2	$526.9
Net income (loss)	—	—	—	(25.0)	—	—	4.3	(20.7)
Other comprehensive income, net	—	—	—	—	14.3	—	7.4	21.7
Dividends	—	—	(.2)	(20.2)	—	—	(10.4)	(30.8)
Other, net	—	—	.2	—	—	—	(.1)	.1
Balance at September 30, 2016	$667.3	$3.6	$—	$(200.8)	$(182.7)	$(49.6)	$259.4	$497.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at September 30, 2016. All of Contran's outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on March 11, 2016 (the “2015 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2016 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at September 30, 2016
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(unaudited)
	(In millions)
Net sales:
Chemicals	$336.5	$356.1	$1,061.8	$1,030.6
Component products	26.5	28.4	83.3	82.6
Waste management	9.9	13.6	34.9	29.9
Real estate management and development	10.3	8.7	28.1	15.8
Total net sales	$383.2	$406.8	$1,208.1	$1,158.9
Cost of sales:
Chemicals	$293.7	$281.1	$896.1	$860.6
Component products	18.4	19.0	57.5	56.5
Waste management	13.3	14.1	37.8	39.4
Real estate management and development	8.0	7.3	21.3	12.9
Total cost of sales	$333.4	$321.5	$1,012.7	$969.4
Gross margin:
Chemicals	$42.8	$75.0	$165.7	$170.0
Component products	8.1	9.4	25.8	26.1
Waste management	(3.4)	(.5)	(2.9)	(9.5)
Real estate management and development	2.3	1.4	6.8	2.9
Total gross margin	$49.8	$85.3	$195.4	$189.5
Operating income (loss):
Chemicals	$(1.3)	$30.1	$24.8	$45.8
Component products	3.4	4.4	11.4	11.5
Waste management	(8.3)	(5.1)	(19.3)	(23.0)
Real estate management and development	1.2	.3	2.6	(5.1)
Total operating income (loss)	(5.0)	29.7	19.5	29.2
General corporate items:
Securities earnings	6.5	6.8	19.9	20.5
Insurance recoveries	.1	.1	3.5	.4
General expenses, net	(10.0)	(9.1)	(29.4)	(29.2)
Interest expense	(14.4)	(15.9)	(43.5)	(47.4)
Income (loss) before income taxes	$(22.8)	$11.6	$(30.0)	$(26.5)

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.  Our Real Estate Management and Development Segment’s operating loss in the first nine months of 2016 includes a first quarter $5.1 million contract related intangible asset impairment which is included in the determination of its operating income, see Note 7.  Our Chemicals Segment’s operating income in the first nine months of 2016 includes  $3.4 million in business interruption insurance proceeds which is included in the determination of its operating income, see Note 12.

Note 3—Business disposition —  Waste Control Specialists LLC:

On November 18, 2015, we entered into an agreement with Rockwell Holdco, Inc. ("Rockwell"), for the sale of WCS to Rockwell for $270 million in cash, $20 million face amount in Series A Preferred Stock of Rockwell plus the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement.  Additionally, Rockwell and its affiliates will assume all financial assurance obligations related to the WCS business.  Rockwell is the parent company of EnergySolutions, Inc.   Completion of the sale is subject to certain customary closing conditions, including the receipt of U.S. anti-trust approval.  Assuming all closing conditions are satisfied, the sale is expected to close in the first half of 2017.  There can be no assurance, however, that all closing conditions will be satisfied, or that any such sale of WCS would be completed.  Due to, among other things, the size of our WCS business relative to our other businesses in terms of both net sales and asset size, the disposal of WCS would not constitute a strategic shift that would have a major effect on our consolidated operations and financial results under the guidance in ACS 205-20.  Accordingly, assuming the sale of WCS is completed, WCS would not be presented as discontinued operations in our Condensed Consolidated Financial Statements.   See Note 2 for additional information regarding the operations of the Waste Management Segment.  Significant items included in our Condensed Consolidated Balance Sheets related to WCS at December 31, 2015 and September 30, 2016 included:

	December 31, 2015	September 30, 2016
	(In millions)
ASSETS
Current assets	$10.1	$13.9
Operating permits	48.1	44.2
Restricted cash	16.2	20.3
Property and equipment, net	150.0	141.5
LIABILITIES
Current portion of long-term debt	$4.9	$4.0
Payable to Contran	26.1	30.0
Long-term debt	71.4	68.9
Accrued noncurrent closure and post closure costs	27.4	29.0

Note 4—Marketable securities:

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2015:
Current assets	$2.0	$2.0	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	4.9	5.1	(.2)
Total	$254.9	$255.1	$(.2)
September 30, 2016:
Current assets	$.7	$.7	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	6.2	6.3	(.1)
Total	$256.2	$256.3	$(.1)

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

Note 5—Accounts and other receivables, net:

	December 31, 2015	September 30, 2016
	(In millions)
Trade accounts receivable:
Kronos	$194.8	$238.8
CompX	8.8	13.1
WCS	5.2	10.9
BMI and LandWell	1.2	1.3
VAT and other receivables	20.1	16.5
Refundable income taxes	7.4	4.9
Receivable from affiliates:
Contran – trade items	.2	.3
Contran – income taxes	7.6	5.9
Other – trade items	2.5	11.7
Allowance for doubtful accounts	(1.2)	(1.3)
Total	$246.6	$302.1

Note 6—Inventories, net:

	December 31, 2015	September 30, 2016
	(In millions)
Raw materials:
Chemicals	$75.9	$60.1
Component products	2.8	2.7
Total raw materials	78.7	62.8
Work in process:
Chemicals	21.1	25.4
Component products	9.3	9.1
Total in-process products	30.4	34.5
Finished products:
Chemicals	233.1	171.3
Component products	3.0	2.8
Total finished products	236.1	174.1
Supplies (primarily chemicals)	60.0	62.7
Total	$405.2	$334.1

Note 7—Other noncurrent assets:

	December 31, 2015	September 30, 2016
	(In millions)
Other noncurrent assets:
Land held for development	$157.2	$150.8
Waste disposal site operating permits, net	48.1	44.2
Restricted cash	19.6	22.9
IBNR receivables	7.0	7.2
Capital lease deposit	6.2	6.2
Intangible assets	5.1	—
Pension asset	1.7	1.9
Other	11.8	15.2
Total	$256.7	$248.4

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

Note 8—Accounts payable and accrued liabilities:

	December 31, 2015	September 30, 2016
	(In millions)
Accounts payable:
Kronos	$96.1	$81.2
CompX	2.7	3.5
WCS	1.3	1.0
BMI and LandWell	2.1	3.6
Other	2.6	2.4
Payable to affiliates:
Contran – trade items	26.1	30.0
LPC – trade items	19.4	12.7
Accrued liabilities:
Employee benefits	24.7	31.1
Deferred income	21.8	23.2
Sales discounts and rebates	23.9	22.4
Environmental remediation and related costs	11.7	16.5
Reserve for uncertain tax positions	—	3.3
Workforce reduction costs	5.3	3.0
Interest rate swap	3.3	3.3
Other	30.4	36.8
Total	$271.4	$274.0

During the first nine months of 2016, Kronos made an aggregate of $2.4 million in payments with respect to workforce reduction costs accrued as of December 31, 2015.    See Note 17 for a discussion of the interest rate swap contract.

Note 9—Other noncurrent liabilities:

	December 31, 2015	September 30, 2016
	(In millions)
Reserve for uncertain tax positions	$32.9	$29.2
Asset retirement obligations	28.8	30.3
Deferred income	20.2	11.7
Employee benefits	7.1	7.1
Insurance claims and expenses	9.6	9.7
Deferred payment obligation	8.8	9.0
Interest rate swap	.2	4.8
Other	7.0	6.8
Total	$114.6	$108.6

Note 10—Long-term debt:

	December 31, 2015	September 30, 2016
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	263.8	288.3
Total Valhi debt	513.8	538.3
Subsidiary debt:
Kronos:
Term loan	338.0	336.4
Revolving North American credit facility	—	18.5
WCS:
Financing capital lease	65.6	64.4
Tremont:
Promissory note payable	17.1	17.1
BMI:
Bank note payable	9.3	8.6
LandWell:
Note payable to the City of Henderson	3.1	3.1
Other	13.6	11.6
Total subsidiary debt	446.7	459.7
Total debt	960.5	998.0
Less current maturities	9.5	26.9
Total long-term debt	$951.0	$971.1

Valhi – Contran credit facility – During the first nine months of 2016, we had net borrowings of $24.5 million under our Contran credit facility. The average interest rate on the existing balance as of and for the nine months ended September 30, 2016 was 4.5%. At September 30, 2016, the equivalent of $36.7 million was available for borrowing under this facility, subject to Contran’s discretion.

Kronos – Term loan – During the first nine months of 2016, Kronos made its required quarterly term loan principal payments aggregating $2.6 million.  The average interest rate on the term loan borrowings as of and for the nine months ended September 30, 2016 was 4.0%.  The carrying value of the term loan at September 30, 2016 is stated net of unamortized original issue discount of $1.0 million and debt issuance costs of $3.8 million.  See Note 17 for a discussion of the interest rate swap Kronos entered into in 2015 pursuant to its interest rate risk strategy.

Revolving credit facilities – Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (“EBITDA”) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2016 and the net debt to EBITDA financial test, Kronos’ borrowing availability at September 30, 2016 is approximately 22% of the credit facility, €26.4 million ($29.6 million).  During the first nine months of 2016, Kronos borrowed a net $18.5 million under its North American revolving credit facility.  The average interest rate on outstanding borrowings as of and for the nine months ended September 30, 2016 was 4.25% and 4.13%, respectively. In addition, at September 30, 2016 Kronos had approximately $57.4 million available for borrowing under its North American revolving facility.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at September 30, 2016.

Note 11—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(In millions)
Service cost	$2.8	$2.5	$8.4	$7.5
Interest cost	4.4	4.5	13.4	13.4
Expected return on plan assets	(5.2)	(4.6)	(15.9)	(13.8)
Amortization of unrecognized prior service cost	.2	.1	.6	.2
Recognized actuarial losses	3.7	3.3	11.3	10.2
Total	$5.9	$5.8	$17.8	$17.5

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(In millions)
Service cost	$—	$.1	$.1	$.1
Interest cost	.2	.2	.4	.4
Amortization of prior service credit	(.5)	(.5)	(1.4)	(1.4)
Recognized actuarial gains	—	(.1)	(.1)	(.1)
Total	$(.3)	$(.3)	$(1.0)	$(1.0)

Contributions – We expect to contribute the equivalent of $15.8 million and $1.1 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2016.

Note 12—Other income, net:

	Nine months ended September 30,
	2015	2016
	(In millions)
Securities earnings:
Dividends and interest	$19.8	$20.3
Securities transactions, net	.1	.2
Total	19.9	20.5
Currency transactions, net	.6	3.2
Insurance recoveries	3.5	.4
Business interruption insurance proceeds	—	3.4
Other, net	1.4	.8
Total	$25.4	$28.3

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.

We recognized $3.4 million in income related to cash Kronos received in the first nine months of 2016  from settlement of a business interruption insurance claim arising in 2014.  No additional material amounts are expected to be received with respect to such insurance claim.

Note 13—Income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(8.0)	$4.0	$(10.5)	$(9.3)
Incremental net tax (benefit) on earnings and losses of non-U.S. and non-tax group companies	(4.6)	4.9	(32.7)	7.6
Non-U.S. tax rates	—	(1.0)	(.6)	(1.4)
Valuation allowance	2.3	(.8)	152.6	2.1
Adjustment to the reserve for uncertain tax positions, net	.5	.5	(2.4)	1.1
Nondeductible expenses	1.3	.7	1.2	1.3
U.S.- Canada APA	—	(5.5)	—	(5.5)
Domestic production activities deduction	—	.2	(1.0)	(.6)
U.S. state income taxes and other, net	(1.0)	(.4)	(1.2)	(1.1)
Income tax expense (benefit)	$(9.5)	$2.6	$105.4	$(5.8)

Comprehensive provision for income taxes (benefit) allocable to:
Income tax expense (benefit)	$(9.5)	$2.6	$105.4	$(5.8)
Other comprehensive income (loss):
Marketable securities	(2.8)	.8	(3.5)	1.0
Currency translation	(4.6)	1.8	(12.7)	3.6
Interest rate swap	(2.6)	.5	(2.6)	(2.2)
Pension plans	1.1	.8	2.6	2.5
OPEB plans	(.1)	(.2)	(.5)	(.6)
Total	$(18.5)	$6.3	$88.7	$(1.5)

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35%.  The amount shown on such table for incremental net tax expense on earnings and losses on non-U.S. and non-tax group companies includes, as applicable, (i) current income taxes (including withholding taxes, if applicable), if any, associated with any current-year earnings of our Chemicals Segment’s non-U.S. subsidiaries to the extent such current-year earnings were distributed to us in the current year, (ii) deferred income taxes (or deferred income tax benefit) associated with the current-year change in the aggregate amount of undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which earnings are not subject to a permanent reinvestment plan, in an amount representing the current-year change in the aggregate current income tax that would be generated (including withholding taxes, if applicable) when such aggregate undistributed earnings are distributed to us, (iii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code, (iv) deferred income taxes associated with our direct investment in Kronos (beginning in the second quarter of 2015) and (v) current and deferred income taxes associated with distributions and earnings from our investments in LandWell and BMI.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  As a result of ongoing audits in certain jurisdictions, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to the third quarter of 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.  During the third quarter of 2016, Contran, as the ultimate parent of our U.S. Consolidated income tax group, executed and finalized an Advance Pricing Agreement with the U.S. Internal Revenue Service and Kronos’ Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (collectively, the “U.S.-Canada APA”) effective for tax years 2005 - 2015.  Pursuant to the terms of the U.S.-Canada APA, the U.S. and Canadian tax authorities agreed to certain changes to prior year taxable income of Kronos’ U.S. and Canadian subsidiaries.  As a result of such agreed-upon changes, we recognized a $5.5 million current U.S. income tax benefit in the third quarter of 2016.   In addition, Kronos’ Canadian subsidiary will incur a cash income tax payment of approximately CAD $3 million (USD $2.3 million) as a result of the U.S.-Canada APA, but such payment was fully offset by previously provided accruals (such USD $2.3 million has not been paid as of September 30, 2016, and is classified as part of income taxes payable at such date).  We currently expect the Advance

Pricing Agreement between Canada and Germany (collectively, the “Canada-Germany APA”) to be executed and finalized within the next twelve months.  We believe we have adequate accruals to cover any cash income tax payment which might result from the finalization of the Canada-Germany APA, and accordingly we do not expect the execution of such APA to have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Kronos has substantial net operating losses in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense of $150.3 million in the second quarter of 2015 as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions.  Kronos recognized an additional $2.3 million non-cash deferred income tax asset valuation allowance during the third quarter of 2015 and  recognized an aggregate $2.1 million non-cash deferred income tax asset valuation allowance in the first nine months of 2016 (mostly in the second quarter) as additional valuation allowance against additional losses in such jurisdictions.

Due to the second quarter 2015 loss at Kronos, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below the maximum amount deferred taxes we are required to recognize with regards to our investment.  Accordingly, our provision for income taxes includes a non-cash income tax benefit of $29.7 million  for the first nine months of 2015 (primarily in the second quarter of 2015), for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss. We recognized a non-cash income tax of $9.1 million for the first nine months of 2016 for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income (loss).   Such amount is included in the above table of our income tax rate reconciliation for incremental net benefit on earnings and losses on non-U.S. and non-tax group companies (in addition to the other items indicated above).  A portion of such increase (reduction) also related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

In the first nine months of 2015, primarily in the first quarter, we recognized a non-cash income tax benefit of $2.4 million primarily related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits may decrease by approximately $10.7 million during the next twelve months primarily due to the expiration of certain statutes of limitations and certain adjustments to our prior year returns.

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2015	September 30, 2016
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$147.9	$146.4
NL Industries	39.5	43.0
CompX International	15.3	16.1
BMI	31.6	30.3
LandWell	23.9	23.6
Total	$258.2	$259.4

	Nine months ended September 30,
	2015	2016
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(30.2)	$3.8
NL Industries	(3.1)	1.0
CompX International	1.0	1.0
BMI	.4	(1.2)
LandWell	.2	(.3)
Total	$(31.7)	$4.3

Note 15—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three months and nine months ended September 30, 2015 and 2016 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.6	$1.7	$1.6	$1.6
Other comprehensive income– unrealized gains arising during the period	(.3)	—	(.3)	.1
Balance at end of period	$1.3	$1.7	$1.3	$1.7
Interest rate swap:
Balance at beginning of period	$—	$(3.5)	$—	$(1.3)
Other comprehensive income (loss):
Unrealized losses arising during the year	(2.3)	.1	(2.3)	(2.7)
Less reclassification adjustment for amounts included in interest expense	—	.4	—	1.0
Balance at end of period	$(2.3)	$(3.0)	$(2.3)	$(3.0)
Currency translation adjustment:
Balance at beginning of period	$(61.6)	$(72.4)	$(22.6)	$(78.1)
Other comprehensive income (loss)	(9.3)	5.4	(48.3)	11.1
Balance at end of period	$(70.9)	$(67.0)	$(70.9)	$(67.0)
Defined benefit pension plans:
Balance at beginning of period	$(127.2)	$(119.3)	$(132.0)	$(123.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	2.2	1.9	7.0	5.6
Balance at end of period	$(125.0)	$(117.4)	$(125.0)	$(117.4)
OPEB plans:
Balance at beginning of period	$3.9	$3.3	$4.4	$3.8
Other comprehensive loss – amortization of prior service credit	(.3)	(.3)	(.8)	(.8)
Balance at end of period	$3.6	$3.0	$3.6	$3.0
Total accumulated other comprehensive income (loss):
Balance at beginning of period	$(183.3)	$(190.2)	$(148.6)	$(197.0)
Other comprehensive income (loss)	(10.0)	7.5	(44.7)	14.3
Balance at end of period	$(193.3)	$(182.7)	$(193.3)	$(182.7)

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2015 and September 30, 2016, receivables for recoveries were not significant.

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

The table below presents a summary of the activity in our accrued environmental costs during the first nine months of 2016 are presented below.

Amount
(In millions)
Balance at the beginning of the year	$120.4
Additions charged to expense, net	5.7
Payments, net	(2.2)
Currency and other	.2
Balance at the end of period	$124.1
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$16.5
Noncurrent liabilities	107.6
Total	$124.1

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2016, NL had accrued approximately $117 million related to approximately 42 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $160 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2016, there were approximately 5 sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other – We have also accrued approximately $7.1 million at September 30, 2016 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Kronos— In March 2013, Kornos was served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  As amended by plaintiffs’ third amended complaint (Harrison, Jan, et al v. E.I. Du Pont de Nemours and Company, et al), plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon and Tennessee that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of this case, we have determined that it is not reasonably possible that a loss has been incurred in this case.

         In September 2016, Kronos was served with the complaint, Home Depot U.S.A., Inc. v. E.I. Dupont Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:16-cv-04865).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  The plaintiff alleges that it indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our evaluation of this case, we have determined that it is not reasonably possible that a loss has been incurred in this case.

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
	(In millions)
Asset (liability)
December 31, 2015:
Marketable securities:
Current	$2.0	$—	$2.0	$—
Noncurrent	254.9	3.5	1.4	250.0
Currency forward contracts	(1.2)	(1.2)	—	—
Interest rate swap	(3.5)	—	(3.5)	—
September 30, 2016:
Marketable securities:
Current	$.7	$—	$.7	$—
Noncurrent	256.2	3.1	3.1	250.0
Currency forward contracts	.5	.5	—	—
Interest rate swap	(8.1)	—	(8.1)	—

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

At September 30, 2016, Kronos had currency forward contracts to exchange:

•

an aggregate €8.8 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 9.44 to krone 9.47 per euro.  These contracts with DnB Nor Bank ASA mature at a rate of approximately €2.9 million per month from October 2016 through December 2016,

•

an aggregate $6.5 million for an equivalent value of Norwegian kroner at exchange rates ranging from krone 8.31 to krone 8.32 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature at a rate of approximately $2.2 million per month from October 2016 to December 2016,

•

an aggregate of $7.4 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.29 per U.S. dollar.  These contracts with Wells Fargo Bank, N.A. mature at a rate of   $2.5 million per month from October 2016 through December 2016, and

•

an aggregate $3.8 million for an equivalent value of euro at exchange rates ranging  of €1.14 per U.S. dollar.  These contracts with Deutsche Bank mature at a rate of $1.3 million per month from October 2016 through December 2016.

The estimated fair value of such currency forward contracts at September 30, 2016 was a $.5 million net asset, including $.7 million recognized as a part of accounts and other receivables and $.2 million recognized as part of accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet.  We recognized a net $1.1 million currency transaction gain in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016 related to currency forward contracts.  We are not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2016, and we did not use hedge accounting for any of such contracts we previously held in 2015.  Accordingly, changes in the aggregate fair value of currency forward contracts we hold are recognized as a currency transaction gain or loss.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 Kronos entered into a pay-fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize its exposure to volatility in LIBOR as it relates to Kronos' forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, Kronos will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.75 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  The notional amount of the swap as of September 30, 2016 was $341.3 million.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income (loss), net of deferred income taxes and noncontrolling interest.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, will be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  Since the inception of the swap through September 30, 2016, there have been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

During the first nine months of September 30, 2016, the pretax amount recognized in other comprehensive income (loss) related to the interest rate swap contract was a $4.6 million loss.  During the same period, $2.7 million was reclassified from accumulated other comprehensive income (loss) into interest expense.  During the next twelve months the amount of the September 30, 2016 accumulated other comprehensive income (loss) balance that is expected to be reclassified to interest expense is $3.5 million pre-tax.

The fair value of the interest rate swap contract at September 30, 2016 was a liability of $8.1 million and is reflected in the Condensed Consolidated Balance Sheet as part of accounts payable and accrued liabilities of $3.3 million and other noncurrent liabilities of $4.8 million.  See Notes 8 and 9.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2015		September 30, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$229.1	$229.1	$235.2	$235.2
Deferred payment obligation	8.8	8.8	9.0	9.0
Long-term debt (excluding capitalized leases):
Kronos term loan	$338.0	$309.5	$336.4	$331.0
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	65.6	65.6	64.4	64.4
Valhi credit facility with Contran	263.8	263.8	288.3	288.3
Kronos North American credit facility	—	—	18.5	18.5
Tremont promissory note payable	17.1	17.1	17.1	17.1
BMI bank note payable	9.3	9.4	8.6	8.7
LandWell note payable to the City of Henderson	3.1	3.1	3.1	3.1

At December 31, 2015 and September 30, 2016, the estimated market price of Kronos’ term loan was $900 per $1,000 principal amount and $970 per $1,000 principal amount, respectively.   The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). Fair value variable interest debt and other fixed-rate debt are deemed to approximate book value, which represents Level 2 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 5 and 8.

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

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This standard provides guidance on eight specific cash flow issues including:  debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, distributions from equity method investees and separately identifiable cash flows and application of the predominance principle.  The new standard is effective for us beginning with the first quarter of 2018.  ASU 2016-15 is to be adopted with retrospective presentation and early adoption is permitted provided all previsions are adopted.   We have not yet determined when we will adopt ASU 2016-15.  The adoption of the standard will not have a material effect on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. Currently an entity would not recognize the income tax consequences of an intra-entity transfer of assets other than inventory until final disposition to a third-party.  Under the new guidance an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. No additional disclosures are required under this pronouncement.  This standard is effective for us in the first quarter of 2018 and early adoption is permitted.  From time to time we engage in intra-entity asset transfers that may fall under the new guidance but we do not expect the adoption of this standard to have a material effect on our Consolidated Financial Statements.

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

Operations Overview

Quarter Ended September 30, 2016 Compared to the Quarter Ended September 30, 2015—

Net income attributable to Valhi stockholders was $3.0 million, or $.01 per diluted share, in the third quarter of 2016 compared to a net loss attributable to Valhi stockholders of $11.7 million, or $.03 per diluted share, in the third quarter of 2015. As more fully discussed below, our diluted net income per share increased from 2015 to 2016 primarily due to the net effects of:

•	operating loss from our Chemicals Segment in 2015 compared to operating income in 2016;
•	An income tax benefit in the third quarter of 2016 related to the execution and finalization of an Advanced Pricing Agreement between the U.S. and Canada associated with our Chemicals Segment; and
•	lower operating loss in the third quarter of 2016 in our Waste Management Segment as compared to the third quarter of 2015.

Our net income attributable to Valhi stockholders in the third quarter of 2016 includes income of $.01 per diluted share related to the execution and finalization of an Advanced Pricing Agreement associated with our Chemicals Segment.

Nine months ended September 30, 2016 Compared to the Nine months ended September 30, 2015 —

Net loss attributable to Valhi stockholders was $25.0 million, or $.07 per diluted share, in the first nine months of 2016 compared to $103.7 million, or $.30 per diluted share, in the first nine months of 2015. As more fully discussed below, our diluted loss per share decreased from 2015 to 2016 primarily due to the net effects of:

•	the recognition of an aggregate $152.6 million non-cash deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations in 2015;
•	higher operating income from our Chemicals Segment in 2016 compared to 2015, in part due to a charge associated with the implementation of certain workforce reductions in the second quarter of 2015;
•	higher operating losses at our Waste Management Segment in 2016;
•	lower insurance recoveries in 2016; and
•	a non-cash contract related intangible asset impairment charge of $5.1 million at our Real Estate Management and Development Segment in 2016;

Our net loss attributable to Valhi stockholders in 2016 includes a charge of $.01 per diluted share related to the contract related intangible asset impairment and income of $.01 per diluted share related to the execution and finalization of an Advanced Pricing Agreement associated with our Chemicals Segment.

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

Current Forecast for 2016 –

We currently expect to report higher net income attributable to Valhi stockholders for 2016 as compared to 2015 primarily due to the net effects of:

•

the 2015 recognition of an aggregate $152.6 non-cash deferred income tax asset valuation allowance related to the Chemicals Segment’s German and Belgium operations (most of which was recognized in the second quarter);

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

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	% Change	2015	2016	% Change
	(Dollars in millions)
Net sales	$336.5	$356.1	6%	$1,061.8	$1,030.6	(3)%
Cost of sales	293.7	281.1	(4)	896.1	860.6	(4)
Gross margin	$42.8	$75.0	75%	$165.7	$170.0	(3)%
Operating income (loss)	$(1.3)	$30.1	2,358%	$24.8	$45.8	85%
Percent of net sales:
Cost of sales	87%	79%		84%	83%
Gross margin	13	21		16	17
Operating income (loss)	−	8		2	4
Ti02 operating statistics:
Sales volumes*	136	143	6%	406	430	6%
Production volumes*	132	139	5	397	401	1
Percent change in net sales:
Ti02 product pricing			2%			(7)%
Ti02 sales volumes			6			6
Ti02 product mix			(1)			(1)
Changes in currency exchange rates			(1)			(1)
Total			6%			(3)%
*	Thousands of metric tons

Current Industry Conditions – Due to competitive pressures, our Chemicals Segment’s average selling prices decreased throughout 2015 and, to a much lesser extent, into the first quarter of 2016.  Our Chemicals Segment’s average selling prices at the beginning of 2016 were 17% lower as compared to the beginning of 2015.  In the second quarter of 2016, our Chemicals Segment’s average selling prices began to rise due to the successful implementation of previously-announced price increases and average selling prices continued to rise through the third quarter.  Our Chemicals Segment’s average selling prices at the end of the third quarter of 2016 were 6% higher than at the end of the second quarter of 2016 and 8% higher than at the end of 2015, with higher prices in all major markets.  We experienced higher sales volumes in European, North American and export markets in the first nine months of 2016 as compared to the same period of 2015, partially offset by lower volumes in the Latin American market.

We operated our Chemicals Segment’s production facilities at overall average capacity utilization rates of 97% in the first nine months of 2016 compared to approximately 96% in the first nine months of 2015.  The table below lists our comparative quarterly capacity utilization rates.

	Production Capacity Utilization Rates
	2016	2015
First quarter	97%	93%
Second quarter	95%	100%
Third quarter	100%	95%

Our production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

We experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first nine months of 2016.  Given the time lag between when third-party feedstock ore is purchased and when the TiO2 product produced with such ore is reflected in our cost of sales, our cost of sales per metric ton of TiO2 sold declined throughout 2015 and into the first nine months of 2016.  Consequently, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2016 was lower than our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2015 (excluding the effect of changes in currency exchange rates).

Net sales – Our Chemicals Segment’s net sales in the third quarter of 2016 increased 6%, or $19.6 million, compared to the third quarter of 2015 primarily due to the net effect of a 2% increase in average TiO2 selling prices (which increased net sales by approximately $7 million) and a 6% increase in sales volumes (which increased net sales by approximately $20 million).  Our Chemicals Segment’s net sales in the first nine months of 2016 decreased 3%, or $31.2 million, compared to the first nine months of 2015 primarily due to the net effect of an 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $74 million) and a 6% increase in sales volumes (which increased net sales by approximately $64 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 6% in the third quarter of 2016 as compared to the third quarter of 2015 primarily due to higher sales in North American and export markets, partially offset by lower sales in Latin America.  Our sales volumes in the third quarter of 2016 set a new overall record for a third quarter (our sales volumes in the second quarter of 2016 also set a new overall record for a second quarter).  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $2 million as compared to the third quarter of 2015.  Our Chemicals Segment’s sales volumes increased 6% in the first nine months of 2016 as compared to the first nine months of 2015 primarily due to higher sales in European, North American and export markets, partially offset by lower sales in Latin America.  Our sales volumes in the first nine months of 2016 set a new overall record for a first-nine-months period.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our net sales by approximately $8 million as compared to the first nine months of 2015.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 4% in the third quarter of 2016 compared to the third quarter of 2015 due to the net impact of lower raw materials and other production costs of approximately $20 million (primarily lower third-party feedstock ore costs), a 6% increase in sales volumes, a 5% increase in TiO2 production volumes, and currency fluctuations (primarily the euro).  Our Chemicals Segment’s cost of sales decreased 4% in the first nine months of 2016 compared to the same period in 2015 primarily due to the net impact of lower raw materials and other production costs of approximately $43 million (primarily lower third-party feedstock ore costs), approximately $4.5 million in savings resulting from workforce reductions implemented in 2015, a 6% increase in sales volumes, and currency fluctuations (primarily the euro).  Most of such $4.5 million of savings were recognized in the first six months of 2016, as a substantial portion of the workforce reductions had been implemented by July 1, 2015.  Our cost of sales in the first nine months of 2015 includes approximately $10.7 million of severance costs related to workforce reductions recognized in the second quarter.

Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 79% in the third quarter of 2016 compared to 87% in the same period of 2015 due to the favorable effects of average selling prices, higher production volumes and lower raw materials and other production costs.  Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 83% in the first nine months of 2016 compared to 84% in the same period of 2015, as the favorable effects of lower raw materials and other production costs and the impact of the $10.7 million second quarter 2015 workforce reduction charge classified in cost of sales and associated cost savings from such workforce reduction realized in the first nine months of 2016 were offset by the unfavorable impact of lower average selling prices, as discussed above.

Gross Margin and Operating Income  – Our Chemicals Segment’s operating income increased $31.4 million, from an operating loss of $1.3 million in the third quarter of 2015 to operating income of $30.1 million the third quarter of 2016 and operating income as a percentage of net sales increased to 8% in the third quarter of 2016 from nil in the same period of 2015.  This increase was driven by the increase in gross margin percentage, which increased to 21% for the third quarter of 2016 compared to 13% for the third quarter of 2015.  As discussed and quantified above, our Chemicals Segment’s gross margin percentage increased primarily due to the net effect of higher selling prices, lower raw material and other production costs, higher sales volumes and higher production volumes. We estimate that changes in currency exchange rates increased operating income by approximately $2 million in the third quarter of 2016 as compared to the same period in 2015, as discussed below.

Our Chemicals Segment’s operating income increased by $21.0 million compared to the first nine months of 2015.  Our Chemicals Segment’s operating income as a percentage of net sales increased to 4% in the first nine months of 2016 from 2% in the same period of 2015.  This increase was driven by the increase in gross margin, which increased to 17% for the first nine months of 2016 compared to 16% for the first nine months of 2015, as well as the impact of the $10.8 million 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reductions realized in the first nine months of 2016 of $5.5 million.  As discussed and quantified above, our Chemicals Segment’s gross margin increased primarily due to the net effect of lower selling prices, lower raw material and other production costs (including 2015 workforce reduction charges of $10.7 million classified as cost of sales and the associated $4.5 million of cost savings from such workforce reduction realized in 2016) and higher sales volumes. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $13 million in the first nine months of 2016 as compared to the same period in 2015.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.6 million in each of the first nine months of 2015 and 2016 which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates three months ended September 30, 2016 vs. September 30, 2015

	Transaction losses recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2016 vs. 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(2)	$(2)
Operating income (loss)	(1)	(1)	—	2	2

The $2 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into less U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $2 million net increase in operating income is comprised primarily of approximately $2 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on operating income in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into less U.S. dollars in 2016 as compared to 2015).

Impact of changes in currency exchange rates nine months ended September 30, 2016 vs. September 30, 2015

	Transaction gains recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2015 vs. 2014
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(8)	$(8)
Operating income	1	3	2	11	13

The $8 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $13 million net increase in operating income comprised the following:

•

approximately $2 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a greater amount of local currency in the 2016 period as compared to the 2015 period, and

•

approximately $11 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on operating income in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2016 as compared to 2015).

Outlook – During the first nine months of 2016 we operated our Chemicals Segment’s production facilities at 97% of practical capacity.  We expect our Chemicals Segment’s production volumes to be higher in 2016 as compared to 2015, as our Chemicals Segment’s production rates in 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with our permit regulations, which resulted in

longer-than-normal maintenance shutdowns in some instances.   Assuming global economic conditions do not deteriorate, we expect our sales volumes to be higher in 2016 as compared to 2015.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

We experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first nine months of 2016.  Given the time lag between when third-party feedstock ore is purchased and when the TiO2 product produced with such ore is reflected in our Chemicals Segment’s cost of sales, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2016 was lower than our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2015 (excluding the effect of changes in currency exchange rates).  We expect our Chemicals Segment’s cost of sales per metric ton of TiO2 sold for the full year of 2016 will be lower than our per-metric ton cost in the comparable periods of 2015, due in part to the favorable effect of the workforce reductions and other cost reduction initiatives we implemented beginning in the second quarter of 2015 as well as some expected additional modest improvement in the cost of feedstock ore.

We started 2016 with TiO2 selling prices 17% lower than the beginning of 2015, and TiO2 prices declined by an additional 1% in the first quarter of 2016.  In the second quarter of 2016, our Chemicals Segment’s average selling prices began to rise due to the implementation of previously-announced price increases and average selling prices continued to rise in the third quarter.  Our Chemicals Segment’s average selling prices at the end of the third quarter of 2016 were 6% higher than at the end of the second quarter of 2016, and 8% higher than at the end of 2015 but still lower than the beginning of 2015.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2015.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first nine months of 2016, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  We and our major competitors have announced price increases, which we began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which we will be able to achieve any additional price increases in the near term will depend on market conditions.

Our Chemicals Segment initiated a restructuring plan in 2015 designed to improve its long-term cost structure.  As part of such plan, our Chemicals Segment’s implemented certain voluntary and involuntary workforce reductions during 2015 at certain of its facilities impacting approximately 160 individuals.  Such workforce reductions are expected to result in approximately $19 million of annual cost savings.  Since the majority of workforce reductions had been implemented by July 1, 2015, the full year 2016 will not reflect this annual cost savings, as a portion of such annual cost savings were achieved in the second half of 2015 affecting year over year comparisons.  These workforce reductions are not expected to negatively impact our ability to operate our production facilities at their practical capacity rates.  In addition to the workforce reductions implemented in 2015, our Chemicals Segment is also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.

Overall, we expect our Chemicals Segment’s operating income in 2016 will be higher as compared to 2015 as a result of:

•	the favorable effects of anticipated higher sales and production volumes in 2016,
•	the favorable effect of lower-cost third party feedstock ore,
•	the expected cost savings from workforce reductions, absence of restructuring fees paid in 2015, and other cost reduction initiatives throughout the organization, and
•	the expected implementation of price increases.

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

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	% Change	2015	2016	% Change

Net sales	$26.5	$28.4	7%	$83.3	$82.6	(1)%
Cost of sales	18.4	19.0	3	57.5	56.5	(2)
Gross margin	$8.1	$9.4	16%	$25.8	$26.1	1%
Operating income	$3.4	$4.4	30%	$11.4	$11.5	1%
Percent of net sales:
Cost of sales	69%	67%		69%	68%
Gross margin	31	33		31	32
Operating income	13	16		14	14

Net Sales – Our Component Products Segment’s net sales increased $1.9 million in the third quarter of 2016 compared to the third quarter of 2015 primarily due to higher sales of security products to existing government customers of $1.2 million.  As previously disclosed, Component Products Segment’s net sales in 2015 included substantial project related sales for a government security end-user that, as expected, did not recur in 2016. During the third quarter of 2016, our Components Product Segment was awarded a substantial new project for the same customer which began to ship in August and is expected to continue through the end of the year. Third quarter sales under the new initiative were slightly greater than the $1.7 million of nonrecurring project related sales realized in the third quarter of 2015. This offset to the prior year nonrecurring revenue, along with higher sales to other existing government customers and improved sales to distribution customers contributed to the third quarter increase in sales of security products over 2015. Net sales of marine components increased $.3  million in the third quarter of 2016 compared to the same period of 2015 primarily due to improved demand for products sold to the waterski/wakeboard boat market.

Our Component Products Segment’s net sales decreased $.7 million in the first nine months of 2016 compared to the same period in 2015, primarily due to security products sales in 2015 to the aforementioned government security end-user project of approximately $4.9 million in 2015 that, as expected, did not recur in 2016.  For the nine months ended June 2016, the decrease in security products sales was partially offset by increased marine components sales which increased 8% compared to the same period of 2015 due to improved demand for products sold to the waterski/wakeboard boat market.

Relative changes in selling prices did not have a material impact on net sales comparisons for either period.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of sales as a percentage of sales decreased  2% in the third quarter of 2016 compared to the same period in 2015 due to manufacturing efficiencies and fixed cost leverage resulting from increased manufacturing volume. As a result, gross margin as a percentage of net sales increased over the same period. As a percentage of net sales, cost of sales for the first nine months of 2016 decreased slightly compared to the same period in 2015 due to the operating improvements resulting from the favorable third quarter volumes. As a result, gross margin as a percentage of net sales increased over the same period. Gross margin dollars increased $1.3 million for the third quarter of 2016 due to higher sales in the security products reporting unit.  Gross margin dollars for the first nine months of 2016 are comparable to the same period in 2015. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the third quarter and first nine months of 2016 were comparable to the same periods in 2015.

Outlook  – Our Component Products Segment’s security products sales for the first nine months of 2016 trail the comparable prior year period by only $1.5 million despite approximately $4.9 million in 2015 sales related to a government security end-user project which did not recur in 2016. The revenue offset has been achieved primarily through increased sales to existing government customers and the substantial new project for a government customer that began shipping in August and is expected to be completed by the end of the year. Security Product sales to distributors have been marginally improved in 2016, while sales to OEM customers have been relatively flat, reflecting general economic conditions. We continue to benefit from innovation and diversification in our product offerings, particularly in the recreational boat markets served by our Marine Components segment. In the absence of significant change in general economic conditions, full year sales for 2016 are expected to approach 2015 levels.

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

Waste Management –

On November 18, 2015, we entered into an agreement with Rockwell Holdco, Inc. ("Rockwell"), for the sale of WCS to Rockwell for $270 million in cash, $20 million face amount in Series A Preferred Stock of Rockwell plus the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement.  Additionally, Rockwell and its affiliates will assume all financial assurance obligations related to the WCS business.  Rockwell is the parent company of EnergySolutions, Inc.   Completion of the sale is subject to certain customary closing conditions, including the receipt of U.S. anti-trust approval.  Assuming all closing conditions are satisfied, the sale expected to close in the first half of 2017.  There can be no assurance, however, that all closing conditions will be satisfied, or that any such sale of WCS would be completed.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(In millions)
Net sales	$9.9	$13.6	$34.9	$29.9
Cost of sales	13.3	14.1	37.8	39.4
Gross margin	$(3.4)	$(.5)	$(2.9)	$(9.5)
Operating loss	$(8.3)	$(5.1)	$(19.3)	$(23.0)

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

Net Sales and Operating Loss—The Waste Management Segment’s net sales increased $3.7 million in the third quarter of 2016 compared to the same period of 2015 but decreased $5.0 million in the first nine months of 2016 compared to the same period in 2015.  Disposal volumes for the third quarter and first nine months of 2016 were negatively impacted by a general industry wide slowdown in shipments of waste for disposal, although mix of higher level of radioactivity and therefore disposal price was greater in the third quarter of 2016 as compared to the same period in 2015.  Such decline in disposal volumes was offset by an increase in transportation related revenue in 2016 as we seek to increase our logistical capabilities to better manage customer disposal shipments; however, increases in transportation revenue also add to our cost of sales as we generally pass through actual logistics costs plus a service fee to our customers.  In addition we benefited from a one-time disposal campaign related to the decommissioning of a nuclear power plant which contributed $4.8 million of revenue in the first nine months of 2015, primarily in the first quarter.  Higher revenue in the third quarter of 2016 resulted in better coverage of fixed costs as compared to the same period of 2015, and the third quarter also benefited from lower selling, general and administrative expenses as we are actively taking measures to control costs, where possible.  As a result, our Waste Management Segment had a lower operating loss in the third quarter of 2016 than the same period of 2015.  Lower disposal volumes in the first nine months of 2016 resulted in lower coverage of fixed costs as compared to the same period of 2015 somewhat offset by lower selling, general and administrative expenses noted above.  As a result, our Waste Management Segment had a higher operating loss in the first nine months of 2016 than in the same period of 2015.

We recognized an operating loss in our Waste Management Segment in all prior years because we have not yet achieved sufficient revenues to offset the high cost structure associated with operating under our byproduct and LLRW disposal licenses relative to the waste treatment and disposal volume, in part because we have not consistently received sufficient volume of LLRW for disposal in both our Compact and Federal LLRW disposal facilities to overcome our fixed operating cost structure.  We continue to seek to increase our Waste Management Segment’s sales volumes from waste streams permitted under our current licenses.

Outlook— With both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we provide “one-stop shopping” for treatment, storage and disposal of hazardous, toxic, LLRW and radioactive byproduct material.

WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which we believe gives WCS a competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales and decrease our Waste Management Segment’s operating loss.  One of these opportunities is a consolidated interim storage license for the storage of high level waste such as used nuclear fuel from nuclear power plants.  WCS filed a license application with the Nuclear Regulatory Commission on April 28, 2016 to begin the process to potentially obtain a license for such interim storage services.  There is no assurance that a license will be granted or that the U.S. DOE will enter into a contract to utilize such services.  If such a license were to be granted to WCS and a storage agreement were to be entered into with the U.S. DOE, storage revenue under the license revenue would not be expected to begin until 2021 or later.

Our ability to increase our Waste Management Segment’s sales volumes through these waste streams, particularly as it relates to the Compact and Federal LLRW disposal facilities, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in improving our Waste Management operating results and cash flows. We have obtained long-term disposal contracts with several waste generators and are actively pursuing additional contracts. We were awarded a national disposal contract for our Federal LLRW disposal facility in April 2013. The contract is for a period of five years and up to $300 million; however, tasks awarded under the contract to date have been for smaller dollar-value waste streams. We have regularly received waste for disposal since the end of the second quarter of 2013 for the Federal LLRW disposal facility, but it may be difficult for us to generate positive operating results until we begin routinely receiving larger Federal LLRW streams for disposal. In addition we are dependent on large commercial projects in order to receive sufficient disposal volumes to operate the Compact LLRW disposal facility at full capacity.  Large projects, both federal and commercial, are infrequent and are subject to a competitive bidding and delays in the expected time line for waste disposal to be completed.  While we are the only commercial facility licensed to take Class A, B and C LLRW and Mixed LLRW (LLRW mixed with hazardous waste) other facilities can accept Class A waste including facilities that in some circumstances mix waste in such a way that some Class B and Class C waste may meet the Class A disposal requirements at these facilities.

With the receipt of our recent license amendments and our dedicated shipping containers now in service, including containers we leased in July 2015, we believe we are positioned to take full advantage of our disposal facilities going forward for any federal or commercial waste which we would be successful in obtaining. We have increased our logistical handling capabilities in order to more fully serve our customers and better facilitate their disposal shipments going forward.  However, in part because certain large commercial generators choose to store waste onsite rather than dispose of usch waste and in part because of the competitive nature of obtaining federal or commercial waste for disposal, we do not know if these efforts will succeed in increasing our disposal volumes.  There can be no assurance that WCS will be able to achieve sufficient recurring disposal volumes to generate positive operating results or cash flows.

We have in the past considered and evaluated various strategic alternatives with respect to our Waste Management Segment. With respect to the pending sale transaction noted above, we expect to recognize a gain if such pending transaction is successfully closed. If such pending sale transaction were not to be successfully closed, we would in the future continue to consider and evaluate various other alternatives with respect to our Waste Management Segment, some of which could result in the recognition of a material loss as required under GAAP, such as long-lived asset impairments.  At September 30, 2016 the Segment’s long-lived assets aggregated $185.8 million.

Real Estate Management and Development  –

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(In millions)
Net sales	$10.3	$8.7	$28.1	$15.8
Cost of sales	8.0	7.3	21.3	12.9
Gross margin	$2.3	$1.4	$6.8	$2.9

Operating income (loss)	$1.2	$.3	$2.6	$(5.1)

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

Net Sales and Operating Loss — A substantial portion of the net sales from our Real Estate Management and Development segment in the third quarter of 2015 and 2016 consisted of revenues from land sales. We recognized $6.6 million and $9.8 million in revenues on land sales during the third quarter and first nine months of 2016, respectively, compared to $7.9 million and $21.3 million in the same periods of 2015. The contracts on these sales (both within the planned community and otherwise) include approximately 285 acres of the residential planned community and certain other acreage which closed in December 2013 and through the third quarter of 2016. Cost of sales related to land sales revenues was $5.9 million and $8.8 million in the third quarter and first nine months of 2016, respectively, compared to $6.5 million and $17.1 million in the same periods of 2015.  We have several residential builders actively building new homes in our community, from land sale contracts which have closed over the past several quarters.  However, the level of our infrastructure work in 2016 has slowed down as compared to 2015 and 2014, as we have substantially completed work needed to support the superpads under construction.  In the third quarter of 2016 we closed on a large commercial retail parcel within the residential planned community, and because a large portion of the work for the overall phase had previously been completed we were able to recognize a commensurate percentage of the land sale as revenue immediately at close.   As noted above, our income recognition under the percentage-of-completion method is largely driven on actual development costs towards the entire project phase.  Certain new parcels within the residential planned community are expected to close during the fourth quarter of this year or in the first half of 2017, and consequently we currently expect our level of revenue recognized would increase as well over the next few quarters.

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

Outlook — Having obtained a controlling interest in BMI and LandWell in December 2013, we are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development. In the near term, we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. In addition during July of 2016 we entered into escrow agreements with builders on several residential parcels that are expected to close in late 2016 or in the first half of 2017. We expect the development work for the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2017. As noted above, we do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used, in part, to fund ongoing development work for the remainder of these properties.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2016 Compared to 2015

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2016 and 2015 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million and $19.0 million in each of the third quarter and first nine months of 2016 and 2015, respectively.

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

Corporate Expenses and Other Items, Net – Corporate expenses were 9% lower in the third quarter of 2016, primarily due to lower administrative costs in 2016 somewhat offset by higher environmental remediation and related costs in the third quarter of 2016. Corporate expenses were flat in the first nine months of 2016 compared to the same period of 2015, as lower litigation and related expenses and administrative costs were offset by higher environmental and related costs in the first nine months of 2016 compared to 2015. Included in corporate expenses are:

•

litigation and related costs at NL of $.6 million in the third quarter of 2016 compared to $.9 million in the third quarter of 2015 and $2.3 million in the first nine months of 2016 compared to $3.7 million in the first nine months of 2015; and

•

environmental remediation and related costs of $2.6 million in the third quarter of 2016 compared to $.3 million in third quarter of 2015 and $5.7 million in the first nine months of 2016 compared to $2.9 million in the first nine months of 2015.

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

Interest Expense– Interest expense increased to $15.9 million in the third quarter of 2016 from $14.4 million in the third quarter of 2015 and to $47.4 million in the first nine months of 2016 from $43.5 million in the same period of 2015 primarily due to higher average debt balances outstanding and higher average interest rates during 2016 compared to the same periods of 2015, and the impact of the interest rate swap contract entered into by our Chemicals Segment effective September 30, 2015.   See Note 17 to our Condensed Consolidated Financial Statements.  We currently expect our interest expense for all of 2016 will be higher as compared to 2015, due to higher overall average debt levels and higher average interest rates on outstanding borrowings, and the impact of such interest rate swap contract.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had income tax expense of $2.6 million in the third quarter of 2016 compared to an income tax benefit of $9.5 million in the third quarter of 2015 and an income tax benefit of $5.8 million in the first nine months of 2016 compared to income tax expense of $105.4 million in the first nine months of 2015. Our income tax expense in the third quarter of 2016 includes a $5.5 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada associated with our Chemicals Segment.  As discussed below, our income tax expense in the first nine months of 2015 and 2016 includes a non-cash deferred income tax expense of $152.6 million and $2.1 million, respectively, related to the recognition of a deferred income tax asset valuation allowance for our Chemicals Segment’s German and Belgian operations. Our income tax expense in the first nine months of 2015 also includes a non-cash income tax benefit of $2.4 million primarily related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations, most of which was recognized in the first quarter.  For interim financial reporting purposes, we apply an effective tax rate methodology in determining our provision for income taxes.  Generally, we expect the effective tax rate associated with our non-U.S. earnings to be lower than our U.S. statutory tax rate of 35%.  The reduction in our effective income tax rate in the first nine months of 2016 as compared to the same period in 2015 is primarily due to the net effects of (i) the non-cash deferred income tax asset valuation allowance recognized in both periods, as discussed below, (ii) the non-cash deferred income tax benefit recognized in 2015 and the non-cash deferred income tax expense recognized in 2016, in each case related to our direct investment in Kronos, as discussed below, (iii) the reduction in our reserve for uncertain tax positions recognized in the first nine months of 2015, (iv) the current income tax benefit recognized in the third quarter of 2016 related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada associated with our Chemicals Segment and (v) a decrease in 2016 in our incremental taxes associated with our non-U.S. operations.

Our Chemicals Segment has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $683 million for German corporate purposes and $96 million for German trade tax purposes, respectively, at December 31, 2015) and in Belgium (the equivalent of $86 million for Belgian corporate tax purposes at December 31, 2015), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which had been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  We recognized an additional non-cash deferred income tax asset valuation allowance during the first nine months of 2016 of $2.1 million, most of which was recognized in the second quarter.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse the valuation allowance in full, to the extent we generate additional losses in Germany or Belgium in the intervening periods, our effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as we are able to reverse the valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.  Consistent with our expectation regarding our consolidated results of operations in the remainder of 2016 (as discussed in our Chemicals Segment’s “Outlook” subsection), we currently believe it is likely our Chemicals Segment’s German and Belgian operations will report improved operating results in 2016 as compared to 2015.  However we currently do not expect that our Chemicals Segment’s German and Belgian operating results would improve to such an extent in 2016 that reversal of the valuation allowance in full would be supported by the presence of sufficient positive evidence.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through June 30, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  During the second, third and fourth quarters of 2015, we recognized an aggregate $29.7 million non-cash income tax benefit (primarily in the second quarter of 2015) for the reduction in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss in 2015.  A portion of such reduction in 2015 also related to our equity in Kronos’ other comprehensive income (loss) items.  For 2016, we currently estimate that the amount of deferred income taxes required to be recognized with respect to our direct investment in Kronos will increase as compared to such amount as of December 31, 2015. Accordingly, our provision for income taxes in the first nine months of 2016 includes additional non-cash income tax expense of $9.1 million for the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net income (loss).

See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2016 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net income was $6.0 million and $4.3 million in the third quarter of 2016 and the first nine months of 2016, respectively, compared to noncontrolling interest in net loss was $1.6 million and $31.7 million in the third quarter and first nine months of 2015. The change is primarily due to earnings at Kronos, in large part due to the deferred income tax asset valuation allowance recognized  in the second quarter of 2015 as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our operating income.

Cash provided by operating activities was $39.7 million in the first nine months of 2016 compared to $33.1 million in the first nine months of 2015.  This $6.6 million increase in the amount of cash provided was primarily due to the net effects of the following:

•	operating income in the first nine months of 2016 of $29.2 million, a $9.7 million improvement compared to an operating income of $19.5 million in the first nine months of 2015;
•	lower cash paid for taxes in 2016 of $4.8 million, primarily due to the timing of cash payments;
•	a decrease in net distributions from our TiO2 manufacturing joint venture in 2016 of $4.5 million in 2016, primarily due to the timing of the joint venture’s working capital needs; and
•	a $2.5 million decline in the amount of net cash provided by relative changes in receivables, inventories, payables and accrued liabilities in 2016.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•	Kronos’ average days sales outstanding (“DSO”) was slightly lower from December 31, 2015 to September 30, 2016, primarily as a result of relative changes in the timing of collections.
•	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2015 to September 30, 2016 2016 principally due to lower inventory volumes and lower inventory raw material costs.
•

CompX’s average DSO increased from December 31, 2015 to September 30, 2016.  Generally, we expect CompX’s average days sales outstanding to increase from December to September as the result of a seasonal increase in sales during the third quarter as compared to the fourth quarter. Overall, CompX’s September 30, 2016 days sales outstanding compared to December 31, 2015 is in line with our expectations.

•

CompX’s average DSI decreased from December 31, 2015 to September 30, 2016 primarily as a result of the seasonal increase in sales during the third quarter of 2016 as compared to the fourth quarter 2015 and the temporary reduction in stocking levels of marine components. The variability in days in inventory among our reporting units primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2014	September 30, 2015	December 31, 2015	September 30, 2016
Kronos:
Days sales outstanding	61 days	64 days	66 days	64 days
Days sales in inventory	76 days	66 days	80 days	55 days
CompX:
Days sales outstanding	32 days	40 days	31 days	42 days
Days sales in inventory	90 days	76 days	76 days	70 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2015	2016
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of subsidiaries	$13.7	$9.6
Kronos	50.0	68.5
NL exclusive of its subsidiaries	12.4	10.7
CompX	6.7	7.9
BMI	(1.8)	1.9
LandWell	4.0	(1.0)
WCS	(6.5)	(12.7)
Tremont	(.5)	(1.6)
Eliminations	(44.9)	(43.6)
Total	$33.1	$39.7

Investing Activities –

We spent $38.7 million in capital expenditures during the first nine months of 2016 including:

•	$34.3 million in our Chemicals Segment;
•	$2.3 million in our Component Products Segment;
•	$.5 million in our Waste Management Segment; and
•	$1.5 million in our Real Estate Management and Development Segment.

Our Waste Management Segment also had $1.0 million in expenditures for capitalized permit costs in the first nine months of 2016.  During the first nine months of 2016 we had net disposals of $.3 million of marketable securities.

Financing Activities—

During the nine months ended September 30, 2016, we:

•	borrowed a net $24.5 million on Valhi’s credit facility with Contran;
•	borrowed a net $18.5 million under Kronos’ North American credit facility ($209.8 million of gross borrowings and $191.3 million of gross repayments); and
•	paid quarterly dividends to Valhi stockholders aggregating $.06 per share ($20.4 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first nine months of 2016 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At September 30, 2016, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	Valhi’s $288.3 million outstanding on its $325 million credit facility with Contran which is due no earlier than December 31, 2017;
•	$341.3 million aggregate borrowing under Kronos’ term loan ($336.4 million carrying amount, net of unamortized original issue discount and debt issuance costs) due through February 2020;

•	WCS’ financing capital lease with Andrews County, Texas ($64.4 million carrying amount) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	$18.5 million outstanding under Kronos’ North American revolving credit facility due in June 2017;
•	Tremont’s promissory note payable ($17.1 million outstanding) due in December 2023;
•	$8.7 million on BMI’s bank note payable ($8.6 million carrying amount, net of debt issuance costs), due through January 2025;
•	$3.1 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $11.6 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at September 30, 2016) are discussed in Note 9 to our Consolidated Financial Statements included in our 2015 Annual Report.  We are in compliance with all of our debt covenants at September 30, 2016.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending September 30, 2017) and our long-term obligations (defined as the five-year period ending September 30, 2021, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2016, we had credit available under existing facilities of approximately $123.7 million, which was comprised of:

•	$57.4 million under Kronos’ North American revolving credit facility;
•	$29.6(1) million under Kronos’ European credit facility; and
•	$36.7(2) million under Valhi’s Contran credit facility, subject to Contran’s discretion.
(1)	Based on Kronos’ EBITDA over the last twelve months ending September 30, 2016, Kronos has €26.4 million ($29.6 million) available under its European credit facility at September 30, 2016
(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities. Kronos’ North American revolving credit facility matures in June 2017, and its European credit facility matures in September 2017.  We believe we will be able to obtain an extension of these facilities in the normal course of business on or prior to their respective maturity dates.

At September 30, 2016, we had an aggregate of $242.0 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $90.4 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$93.3	$90.2
CompX	45.4	—
NL exclusive of its subsidiaries	60.2	.2
WCS	20.4	—
LandWell	8.1	—
BMI	5.3	—
Tremont exclusive of its subsidiaries	9.0	—
Valhi exclusive of its subsidiaries	.3	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$242.0	$90.4

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2016 will be approximately $78 million as follows:

•	$63 million by our Chemicals Segment, including approximately $9 million in the area of environmental compliance, protection and improvement;
•	$1 million by our Waste Management Segment;
•	$4 million by our Component Products Segment; and
•	$10 million by our Real Estate Management and Development Segment.

The Waste Management Segment amount includes approximately $1 million in capitalized operating permit costs. In addition LandWell expects to spend approximately $12 million on land development costs during 2016 (which are included in the determination of cash provided by operating activities).

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

At September 30, 2016 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At September 30, 2016 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At September 30, 2016 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2016, based on the 58.0 million shares we held of Kronos common stock at September 30, 2016, we would receive aggregate annual regular dividends from Kronos of $34.8 million.  We did not receive any dividends from NL during 2015 and we do not know if we will receive any cash dividends from NL during 2016.  We did not receive any distributions from WCS during 2015, and we do not expect to receive any distributions from WCS during 2016. We expect that BMI and LandWell will pay cash dividends, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $.5 million in February 2015, $.9 million in December 2015, and $6.3 million in November 2016.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. WCS has borrowed substantial amounts from us over the years.  During the first nine months of 2016, WCS borrowed an aggregate $21.9 million from our subsidiary for a total outstanding balance of $40.9 million at September 30, 2016. WCS could borrow an additional $19.1 million under its current intercompany facility with such subsidiary at September 30, 2016.  It is probable WCS will borrow additional amounts from our subsidiary during the remainder of 2016 under the terms of the revolving credit facility.

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

On August 3, 2016 we entered into an unsecured revolving demand promissory note with CompX which provides for borrowings from CompX of up to $40 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility is due on demand, but in any event no earlier than December 31, 2017. We had gross borrowings of $15.1 million and gross repayments of $4.4 million from CompX for a total outstanding balance of $10.7 million at September 30, 2016. We could borrow an additional $29.3 million under our current intercompany facility with CompX at September 30, 2016.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first nine months of 2016 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2015 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Chairman of the Board and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President, Chief Financial Officer and Chief Accounting Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Note 16 to our Condensed Consolidated Financial Statements, and Note 17 to our Consolidated Financial Statements included in our 2015 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 for descriptions of certain legal proceedings.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2015 Annual report. There have been no material changes to such risk factors during the first nine months of 2016.

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

VALHI, INC.
(Registrant)
Date	November 8, 2016	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President, Chief Financial Officer and Chief Accounting Officer)

Date	November 8, 2016	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)