Form 10-Q
period 2017-03-31
VALHI INC /DE/
filed 2017-05-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

Commission file number 1-5467

VALHI, INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting company  ☐

Emerging growth company  ☐

If an emerging  growth company, indicate by check mark if the registrant has elected not to use the  extended  transition period for complying with any new or revised  financial accounting  standards provided  pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on April 28, 2017: 339,158,949

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2016	March 31, 2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159.8	$200.6
Restricted cash equivalents	12.5	11.1
Marketable securities	4.4	1.0
Accounts and other receivables, net	272.2	303.0
Inventories, net	360.6	378.1
Land held for development	10.9	12.6
Other current assets	17.0	14.6
Total current assets	837.4	921.0
Other assets:
Marketable securities	253.5	255.2
Investment in TiO2 manufacturing joint venture, Louisiana Pigment Company, L.P. (“LPC”)	78.9	82.0
Goodwill	379.7	379.7
Deferred income taxes	1.2	1.2
Other noncurrent assets	238.0	246.3
Total other assets	951.3	964.4
Property and equipment:
Land	45.4	46.2
Buildings	237.5	238.9
Treatment, storage and disposal facility	159.6	159.6
Equipment	1,070.6	1,094.6
Mining properties	35.1	30.2
Construction in progress	41.8	37.4
	1,590.0	1,606.9
Less accumulated depreciation	935.5	950.0
Net property and equipment	654.5	656.9
Total assets	$2,443.2	$2,542.3

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2016	March 31, 2017
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7.8	$7.6
Accounts payable and accrued liabilities	281.2	302.8
Income taxes	5.1	9.6
Total current liabilities	294.1	320.0
Noncurrent liabilities:
Long-term debt	957.2	993.2
Deferred income taxes	275.0	280.6
Accrued pension costs	240.2	244.7
Accrued environmental remediation and related costs	107.3	110.2
Accrued postretirement benefits costs	11.1	11.0
Other liabilities	113.9	116.4
Total noncurrent liabilities	1,704.7	1,756.1
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained deficit	(198.5)	(192.6)
Accumulated other comprehensive loss	(221.9)	(214.3)
Treasury stock	(49.6)	(49.6)
Total Valhi stockholders’ equity	200.9	214.4

Noncontrolling interest in subsidiaries	243.5	251.8
Total equity	444.4	466.2
Total liabilities and equity	$2,443.2	$2,542.3

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended March 31,
	2016	2017
	(unaudited)
Revenues and other income:
Net sales	$353.5	$426.9
Other income, net	11.4	7.6
Total revenues and other income	364.9	434.5
Costs and expenses:
Cost of sales	311.5	308.0
Selling, general and administrative	63.2	71.1
Contract related intangible asset impairment	5.1	—
Interest	15.7	15.6
Total costs and expenses	395.5	394.7
Income (loss) before income taxes	(30.6)	39.8
Income tax expense (benefit)	(8.6)	18.0
Net income (loss)	(22.0)	21.8
Noncontrolling interest in net income (loss) of subsidiaries	(2.5)	9.1
Net income (loss) attributable to Valhi stockholders	$(19.5)	$12.7
Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.06)	$.04
Cash dividends per share	$.02	$.02
Basic and diluted weighted average shares outstanding	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended March 31,
	2016	2017
	(unaudited)
Net income (loss)	$(22.0)	$21.8
Other comprehensive income (loss), net of tax:
Currency translation	11.9	7.5
Interest rate swap	(2.3)	.5
Marketable securities	(.3)	(.3)
Defined benefit pension plans	2.6	2.8
Other postretirement benefit plans	(.3)	(.2)
Total other comprehensive income (loss), net	11.6	10.3
Comprehensive income (loss)	(10.4)	32.1
Comprehensive income (loss) attributable to noncontrolling interest	.5	11.8
Comprehensive income (loss) attributable to Valhi stockholders	$(10.9)	$20.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(22.0)	$21.8
Depreciation and amortization	17.0	16.6
Benefit plan expense greater than cash funding	1.5	3.4
Deferred income taxes	(9.4)	2.5
Contributions to Ti02 manufacturing joint venture, net	(.8)	(3.1)
Contract related intangible asset impairment	5.1	—
Other, net	(1.6)	.8
Change in assets and liabilities:
Accounts and other receivables, net	(17.5)	(27.7)
Inventories, net	20.1	(12.4)
Land held for development, net	(1.0)	(1.1)
Accounts payable and accrued liabilities	(10.3)	16.1
Accounts with affiliates	(15.6)	4.7
Income taxes	(3.5)	4.7
Other, net	4.9	10.2
Net cash provided by (used in) operating activities	(33.1)	36.5
Cash flows from investing activities:
Capital expenditures	(16.4)	(13.7)
Capitalized permit costs	(.8)	(.3)
Purchases of marketable securities	(1.5)	(2.8)
Disposals of marketable securities	2.1	4.6
Other, net	.2	.1
Net cash used in investing activities	(16.4)	(12.1)
Cash flows from financing activities:
Indebtedness:
Borrowings	30.9	53.3
Principal payments	(11.3)	(18.1)
Deferred financing costs paid	—	(.2)
Valhi cash dividends paid	(6.8)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(3.5)	(3.5)
Other	—	.1
Net cash provided by financing activities	9.3	24.8
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(40.2)	49.2
Effect of exchange rate on cash	1.3	1.2
Balance at beginning of period	229.1	196.5
Balance at end of period	$190.2	$246.9
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$14.9	$14.7
Income taxes, net	3.7	4.5
Noncash investing activities:
Change in accruals for capital expenditures	2.3	4.2
Noncash financing activities:
Indebtedness borrowings paid directly to lender to settle refinanced indebtedness	—	9.3
Indebtedness principal payments paid directly by lender	—	(8.4)
Indebtedness borrowings paid directly to lender for debt issuance costs	—	(.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2017

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2016	$667.3	$3.6	$—	$(198.5)	$(221.9)	$(49.6)	$243.5	$444.4
Net income	—	—	—	12.7	—	—	9.1	21.8
Other comprehensive income, net	—	—	—	—	7.6	—	2.7	10.3
Cash dividends	—	—	—	(6.8)	—	—	(3.5)	(10.3)
Balance at March 31, 2017	$667.3	$3.6	$—	$(192.6)	$(214.3)	$(49.6)	$251.8	$466.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at March 31, 2017. All of Contran's outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 13, 2017 (the “2016 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2017 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2017
Chemicals	Kronos	80%
Component products	CompX	87%
Waste management	WCS	100%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended March 31,
	2016	2017
	(unaudited)
Net sales:
Chemicals	$318.5	$369.8
Component products	27.1	29.9
Waste management	5.2	21.5
Real estate management and development	2.7	5.7
Total net sales	$353.5	$426.9
Cost of sales:
Chemicals	$278.5	$266.8
Component products	18.9	20.3
Waste management	11.7	16.7
Real estate management and development	2.4	4.2
Total cost of sales	$311.5	$308.0
Gross margin:
Chemicals	$40.0	$103.0
Component products	8.2	9.6
Waste management	(6.5)	4.8
Real estate management and development	.3	1.5
Total gross margin	$42.0	$118.9
Operating income (loss):
Chemicals	$3.0	$55.0
Component products	3.4	4.5
Waste management	(10.8)	.6
Real estate management and development	(5.9)	.6
Total operating income (loss)	(10.3)	60.7
General corporate items:
Securities earnings	6.8	7.0
Insurance recoveries	.1	.1
General expenses, net	(11.5)	(12.4)
Interest expense	(15.7)	(15.6)
Income (loss) before income taxes	$(30.6)	$39.8

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material.  Our Real Estate Management and Development Segment’s operating loss in the first quarter of 2016 includes a $5.1 million contract related intangible asset impairment loss which is included in the determination of its operating income, see Note 7.  Our Chemicals Segment’s operating income in the first quarter of 2016 includes $2.0 million in business interruption insurance proceeds which is included in the determination of its operating income, see Note 12.

Note 3—Business disposition —  Waste Control Specialists LLC:

On November 18, 2015, we entered into an agreement with Rockwell Holdco, Inc. ("Rockwell"), for the sale of WCS to Rockwell. The agreement, as amended, is for $270 million in cash plus the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement.  Additionally, Rockwell and its affiliates will assume all financial assurance obligations related to the WCS business.  Rockwell is the parent company of EnergySolutions, Inc.   Completion of the sale is subject to certain customary closing conditions, including the receipt of U.S. anti-trust approval.  On November 16, 2016, the U.S. Department of Justice filed an anti-trust action in the U.S. federal district court for the District of Delaware styled United States of America vs. Energy Solutions, Inc., et al (Case No. 1:16-cv-01056-UNA), seeking an injunction to enjoin completion of the sale of WCS.  Pursuant to our agreement with Rockwell, Rockwell and its affiliates are required, with our cooperation and assistance, to vigorously contest and resist such antitrust action. Trial before the federal district court was completed on May 5, 2017.  Assuming all closing conditions are satisfied, including the receipt of U.S. anti-trust approval, the sale is expected to close by sometime in the third quarter of 2017.  There can be no assurance, however, that the parties will be successful in contesting and resisting such antitrust action, that receipt of U.S. anti-trust approval will be obtained, that all closing conditions will be satisfied, or that any such sale of WCS would be completed.  Due to, among other things, the size of our WCS business relative to our other businesses in terms of both net sales and asset size, the disposal of WCS would not constitute a strategic shift that would have a major effect on our consolidated operations and financial results under the guidance in ACS 205-20.  Accordingly, assuming the sale of WCS is completed, WCS would not be presented as discontinued operations in our Condensed Consolidated Financial Statements.   See Note 2 for additional information regarding the operations of the Waste Management Segment.  Significant items included in our Condensed Consolidated Balance Sheets related to WCS at December 31, 2016 and March 31, 2017 included:

	December 31, 2016	March 31, 2017
	(In millions)
ASSETS
Current assets	$17.2	$14.4
Operating permits	42.9	42.4
Restricted cash	21.6	23.0
Property and equipment, net	138.5	135.9
LIABILITIES
Current portion of long-term debt	$3.3	$3.2
Payable to Contran	31.4	32.5
Long-term debt	68.0	67.2
Accrued noncurrent closure and post closure costs	29.4	30.0

Note 4—Accounts and other receivables, net:

	December 31, 2016	March 31, 2017
	(In millions)
Trade accounts receivable:
Kronos	$224.8	$255.9
CompX	10.4	13.1
WCS	14.0	12.4
BMI and LandWell	1.3	1.6
VAT and other receivables	18.6	16.7
Refundable income taxes	1.0	.7
Receivable from affiliates:
Contran – trade items	.4	.5
Other – trade items	2.8	3.3
Allowance for doubtful accounts	(1.1)	(1.2)
Total	$272.2	$303.0

Note 5—Inventories, net:

	December 31, 2016	March 31, 2017
	(In millions)
Raw materials:
Chemicals	$68.7	$79.1
Component products	2.7	2.8
Total raw materials	71.4	81.9
Work in process:
Chemicals	22.3	22.1
Component products	9.0	9.8
Total in-process products	31.3	31.9
Finished products:
Chemicals	196.4	200.0
Component products	3.2	2.8
Total finished products	199.6	202.8
Supplies (primarily chemicals)	58.3	61.5
Total	$360.6	$378.1

Note 6—Marketable securities:

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2016:
Current assets	$4.4	$4.4	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	3.5	3.7	(.2)
Total	$253.5	$253.7	$(.2)
March 31, 2017:
Current assets	$1.0	$1.0	$—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	$250.0	$—
Other	5.2	5.3	(.1)
Total	$255.2	$255.3	$(.1)

All of our marketable securities are accounted for as available-for-sale, which are carried at fair value, with any unrealized gains or losses recognized through accumulated other comprehensive income. Our marketable securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company LLC (“Amalgamated”). Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs. Please refer to Note 6 in our 2016 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated. There have been no changes to the carrying value of this investment during the periods presented. See Note 17.

Note 7—Other noncurrent assets:

	December 31, 2016	March 31, 2017
	(In millions)
Other noncurrent assets:
Land held for development	$138.1	$136.7
Waste disposal site operating permits, net	42.9	42.4
Restricted cash	24.2	35.2
IBNR receivables	7.1	7.4
Capital lease deposit	6.2	6.2
Pension asset	1.6	1.7
Other	17.9	16.7
Total	$238.0	$246.3

WCS submitted a license application in April 2016 for consolidated interim storage license for the storage of high level waste, which was docketed for formal review by the Nuclear Regulatory Commission (“NRC”) in January 2017.  Consistent with our accounting policies disclosed in Note 1 to our 2016 Annual Report we capitalize direct costs related to the acquisition of operating permits.  Through March 31, 2017 we had capitalized an aggregate of $3.3 million related to the acquisition of such proposed interim storage license.  Due to a substantial increase in licensing review and related costs and the inability to reach an agreement in April 2017 to extend the cost-sharing arrangement WCS had in place with one of its partners, we sent a letter to the NRC on April 18, 2017 requesting that the NRC temporarily suspend all safety and environmental reviews as well as all public participation activities associated with the application until the completion of the pending sale of WCS.  We do not know if or when we would request the NRC to resume licensing review activities with regard to such proposed interim storage license.  As a result, we expect to recognize an impairment charge in the second quarter of 2017 related to the write-off of interim storage license application costs previously capitalized, as we now believe it is no longer probable we would receive such license.

Upon acquiring a controlling interest in our Real Estate Management and Development Segment in December 2013, we recognized an indefinite-lived customer relationship intangible asset of $5.1 million for long-term contracts related to water delivery services to the City of Henderson, Nevada and various other users through a water system owned by BMI.  Aggregate revenues associated with water delivered under the City of Henderson contract have historically represented approximately 70% of the Segment’s aggregate water delivery revenues.  These contracts generally span many years and feature automatic renewing provisions.  The initial City of Henderson water delivery contract extended for a period of 25 years, and contained an automatic renewal provision.  In January 2016, the water delivery contract with the City of Henderson was amended.  As part of such amendment, required minimum volumes were reduced, pricing was lowered, the automatic renewal provision of the contract was eliminated, and the contract term now runs through June 2040.  The amendment to the City of Henderson water delivery contract represents an event or change in circumstance which triggered the need to perform a quantitative impairment analysis with respect to the intangible asset in the first quarter of 2016, in accordance with the guidance in ASC 350-30-35.  Accordingly, as a result of a quantitative impairment analysis performed in the first quarter of 2016 we have concluded that the $5.1 million contract related intangible asset primarily related to the City of Henderson water delivery contract has been fully impaired as a result of the amended contract (with its reduced minimum volumes and lower pricing), and we recognized an aggregate $5.1 million contract related intangible asset impairment loss in the first quarter of 2016.

Note 8—Long-term debt:

	December 31, 2016	March 31, 2017
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	278.9	278.9
Total Valhi debt	528.9	528.9
Subsidiary debt:
Kronos:
Term loan	335.9	335.4
North American revolving credit facility	—	26.0
WCS:
Financing capital lease	64.0	63.6
Tremont:
Promissory note payable	14.5	14.5
BMI:
Bank note payable – Meadows Bank	8.4	—
Bank loan – Western Alliance Bank	—	19.5
LandWell:
Note payable to the City of Henderson	2.9	2.9
Other	10.4	10.0
Total subsidiary debt	436.1	471.9
Total debt	965.0	1,000.8
Less current maturities	7.8	7.6
Total long-term debt	$957.2	$993.2

Valhi – Contran credit facility – During the first three months of 2017, we had no borrowings or repayments under our Contran credit facility. The average interest rate on the existing balance as of and for the quarter ended March 31, 2017 was 5.0% and 4.8%, respectively. At March 31, 2017, the equivalent of $46.1 million was available for borrowing under this facility.

Kronos – Term loan – During the first three months of 2017, Kronos made its required quarterly principal payment of $.9 million.  The average interest rate on the term loan borrowings as of and for the quarter ended March 31, 2017 was 4.0%.  The carrying value of the term loan at March 31, 2017 is stated net of unamortized original issue discount of $.8 million and debt issuance costs of $3.3 million.  See Note 17 for a discussion of the interest rate swap we entered into in 2015 pursuant to our interest rate risk strategy.

North American revolving credit facility – In January 2017, Kronos extended the maturity date of its North American revolving credit facility to the earlier of (i) January 30, 2022 or (ii) 90 days prior to the maturity date of our existing term loan indebtedness (or 90 days prior to the maturity date of any indebtedness incurred in a permitted refinancing of such existing term loan indebtedness).  Based on the February 2020 maturity date of our existing term loan, the maturity date of the North American revolving credit facility is currently November 2019.

During the first three months of 2017, Kronos borrowed a net $26.0 million under its North American revolving credit facility.  The average interest rate on outstanding borrowings as of and for the quarter ended March 31, 2017 was 4.75% and 4.72%, respectively.  At March 31, 2017 approximately $74.9 million was available for additional borrowing under this revolving credit facility.

European revolving credit facility – Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2017 and the net debt to EBITDA financial test, Kronos’ borrowing availability at March 31, 2017 is approximately 69% of the credit facility, or €82.7 million ($88.3 million).  We expect to extend the maturity date of this facility on or prior to its maturity date in September 2017.

Other – In February 2017, a wholly-owned subsidiary of BMI entered into a $20.5 million loan agreement with Western Alliance Bank.  The proceeds were used to refinance the $8.5 million outstanding bank note payable to Meadows Bank and to finance improvements to BMI’s water delivery system. The agreement requires semi-annual payments of principal and interest on June 1 and December 1 aggregating $1.9 million annually beginning on June 1, 2017 through the maturity date in June 2032 (except during 2017 which calls for prorated aggregate principal and interest payments of $1.6 million). The agreement bears interest at 5.34% and is collateralized by certain real property, including the water delivery system, and revenue streams under the City of Henderson water contract. Debt issuance costs were approximately $1.0 million, and the carrying value of the banknote payable at March 31, 2017 is stated net of such unamortized debt issuance costs.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2017.

Note 9—Accounts payable and accrued liabilities:

	December 31, 2016	March 31, 2017
	(In millions)
Accounts payable:
Kronos	$84.9	$101.5
CompX	2.6	3.7
WCS	1.6	1.5
BMI and LandWell	2.2	2.5
NL	2.4	1.3
Other	.7	.5
Payable to affiliates:
Contran – trade items	31.4	32.5
Contran – income taxes	5.5	11.1
LPC – trade items	14.7	14.1
Employee benefits	29.2	25.1
Deferred income	32.0	28.9
Accrued sales discounts and rebates	22.6	19.2
Environmental remediation and related costs	15.3	14.7
Reserve for uncertain tax positions	3.3	3.3
Accrued workforce reduction costs	1.2	.2
Interest rate swap	2.8	2.2
Other	28.8	40.5
Total	$281.2	$302.8

See Note 17 for a discussion of the interest rate swap contract.

Note 10—Other noncurrent liabilities:

	December 31, 2016	March 31, 2017
	(In millions)
Reserve for uncertain tax positions	$35.7	$36.6
Asset retirement obligations	30.7	31.4
Deferred income	12.6	11.9
Employee benefits	7.6	7.7
Insurance claims and expenses	9.5	9.7
Deferred payment obligation	9.0	9.1
Other	8.8	10.0
Total	$113.9	$116.4

Note 11—Employee benefit plans:

Defined benefit plans – The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2016	2017
	(In millions)
Service cost	$2.5	$2.7
Interest cost	4.4	3.8
Expected return on plan assets	(4.5)	(3.2)
Amortization of unrecognized prior service cost	.2	.1
Recognized actuarial losses	3.2	3.6
Total	$5.8	$7.0

Other postretirement benefits – The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2016	2017
	(In millions)
Interest cost	$.2	$.1
Amortization of prior service credit	(.5)	(.2)
Recognized actuarial gains	(.1)	(.1)
Total	$(.4)	$(.2)

Contributions – We expect to contribute the equivalent of $15.1 million and $1.1 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2017.

Note 12—Other income, net:

	Three months ended March 31,
	2016	2017
	(In millions)
Securities earnings:
Dividends and interest	$6.7	$7.0
Securities transactions, net	.1	—
Total	6.8	7.0
Currency transactions, net	2.3	(.2)
Insurance recoveries	.1	.1
Business interruption insurance proceeds	2.0	—
Other, net	.2	.7
Total	$11.4	$7.6

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. See Note 16.

We recognized $2.0 million in income related to cash Kronos received in the first quarter of 2016 from settlement of a business interruption insurance claim arising in 2014.  Kronos collected an additional $1.4 million related to this same claim in April 2016.

Note 13—Income taxes:

	Three months ended March 31,
	2016	2017
	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$(10.7)	$13.9
Incremental net tax on earnings and losses of non-U.S. and U.S. subsidiaries	2.4	11.2
Non-U.S. tax rates	.2	(2.4)
Valuation allowance	—	(5.0)
Adjustment to the reserve for uncertain tax positions, net	.2	.5
Nondeductible expenses	.1	.5
Domestic production activities deduction	(.3)	(.6)
U.S. state income taxes and other, net	(.5)	(.1)
Income tax expense (benefit)	$(8.6)	$18.0

Comprehensive provision for income taxes allocable to:
Net income (loss)	$(8.6)	$18.0
Other comprehensive income (loss):
Marketable securities	(.2)	(.2)
Currency translation	2.8	1.7
Interest rate swap	(2.1)	.4
Pension plans	.8	.9
OPEB plans	(.2)	(.1)
Total	$(7.5)	$20.7

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

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  As a result of ongoing audits in certain jurisdictions, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.  During 2016, Contran, as the ultimate parent of our U.S. Consolidated income tax group, executed and finalized an Advance Pricing Agreement with the U.S. Internal Revenue Service and our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (collectively, the “U.S.-Canada APA”) effective for tax years 2005 - 2015.  Pursuant to the terms of the U.S.-Canada APA, the U.S. and Canadian tax authorities agreed to certain prior year changes to taxable income of Kronos’ U.S. and Canadian subsidiaries.  As a result of such agreed-upon changes, Kronos’ Canadian subsidiary will incur a cash income tax payment of approximately CAD $3 million (USD $2.3 million) related to the U.S.-Canada APA, but such payment was fully offset by previously provided accruals (such USD $2.3 million has not been paid as of March 31, 2017, and is classified as part of income taxes payable at such date).  We currently expect the Advance Pricing Agreement between Canada and Germany (collectively, the “Canada-Germany APA”) to be executed and finalized within the next twelve months.  We believe we have adequate accruals to cover any cash income tax payment which might result from the finalization of the Canada-Germany APA, and accordingly we do not expect the execution of such APA to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Kronos has substantial net operating loss (“NOL”) carryforwards in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax  expense as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions.  We continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017.  During the first quarter of 2017, Kronos recognized an aggregate non-cash deferred income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgium NOLs during the period.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect  on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $14.4 million during the next twelve months primarily due to certain adjustments to our prior year returns and the expiration of certain statutes of limitations.

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2016	March 31, 2017
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$134.5	$140.7
NL Industries	44.3	45.9
CompX International	16.4	16.7
BMI	24.6	24.7
LandWell	23.7	23.8
Total	$243.5	$251.8

	Three months ended March 31,
	2016	2017
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(.8)	$7.2
NL Industries	(.4)	1.4
CompX International	.3	.4
BMI	(1.4)	—
LandWell	(.2)	.1
Total	$(2.5)	$9.1

Note 15—Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three months ended March 31, 2016 and 2017 are presented in the table below.

	Three months ended March 31,
	2016	2017
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.6	$1.7
Other comprehensive loss – unrealized losses arising during the period	—	—
Balance at end of period	$1.6	$1.7
Interest rate swap:
Balance at beginning of period	$(1.3)	$(1.2)
Other comprehensive loss:
Unrealized losses arising during year	(2.0)	—
Less reclassification adjustment for amounts included in interest expense	.3	.4
Balance at end of period	$(3.0)	$(.8)
Currency translation adjustment:
Balance at beginning of period	$(78.1)	$(88.5)
Other comprehensive income (loss)	8.7	5.4
Balance at end of period	$(69.4)	$(83.1)
Defined benefit pension plans:
Balance at beginning of period	$(123.0)	$(137.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	1.9	2.0
Balance at end of period	$(121.1)	$(135.0)
OPEB plans:
Balance at beginning of period	$3.8	$3.1
Other comprehensive loss – amortization of prior service credit and net losses included in net periodic OPEB cost	(.3)	(.2)
Balance at end of period	$3.5	$2.9
Total accumulated other comprehensive loss:
Balance at beginning of period	$(197.0)	$(221.9)
Other comprehensive income (loss)	8.6	7.6
Balance at end of period	$(188.4)	$(214.3)

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2016 and March 31, 2017, receivables for recoveries were not significant.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2017 are presented below.

Amount
(In millions)
Balance at the beginning of the year	$122.6
Additions charged to expense, net	3.1
Payments, net	(.9)
Currency and other	.1
Balance at the end of period	$124.9
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$14.7
Noncurrent liabilities	110.2
Total	$124.9

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2017, NL had accrued approximately $119 million related to approximately 41 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $160 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2017, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other – We have also accrued approximately $5.6 million at March 31, 2017 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2016 Annual Report.

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

Kronos— In March 2013, Kronos was served with the complaint, Los Gatos Mercantile, Inc. d/b/a Los Gatos Ace Hardware, et al v. E.I. Du Pont de Nemours and Company, et al. (United States District Court, for the Northern District of California, Case No. 3:13-cv-01180-SI).  The defendants include Kronos, E.I. Du Pont de Nemours & Company, Huntsman International LLC and Millennium Inorganic Chemicals, Inc.  As amended by plaintiffs’ third amended complaint (Harrison, Jan, et al v. E.I. Du Pont de Nemours and Company, et al), plaintiffs seek to represent a class consisting of indirect purchasers of titanium dioxide in the states of Arizona, Arkansas, California, the District of Columbia, Florida, Iowa, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oregon and Tennessee that indirectly purchased titanium dioxide from one or more of the defendants on or after March 1, 2002.  The complaint alleges that the defendants conspired and combined to fix, raise, maintain, and stabilize the price at which titanium dioxide was sold in the United States and engaged in other anticompetitive conduct.  The case is now proceeding in the trial court.  We believe the action is without merit, will deny all allegations of wrongdoing and liability and intend to defend against the action vigorously.  Based on our quarterly status evaluation of this case, we have determined that it is not reasonably possible that a loss that is material has been incurred in this case.

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
	(In millions)
Asset (liability)
December 31, 2016:
Marketable securities:
Current	$4.4	$—	$4.4	$—
Noncurrent	253.5	.6	2.9	250.0
Interest rate swap	(3.1)	—	(3.1)	—
March 31, 2017:
Marketable securities:
Current	$1.0	$—	$1.0	$—
Noncurrent	255.2	1.5	3.7	250.0
Interest rate swap	(2.2)	—	(2.2)	—

See Note 6 for information on how we determine fair value of our noncurrent marketable securities.

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

At December 31, 2016 and March 31, 2017, Kronos had no currency forward contracts outstanding.  We did not use hedge accounting for any of our contracts to the extent we held such contracts in 2016.

Interest rate swap contract - As part of our interest rate risk management strategy, in August 2015 Kronos entered into a pay-fixed/receive-variable interest rate swap contract with Wells Fargo Bank, N.A. to minimize its exposure to volatility in LIBOR as it relates to Kronos' forecasted outstanding variable-rate indebtedness.  Under this interest rate swap, Kronos will pay a fixed rate of 2.016% per annum, payable quarterly, and receive a variable rate of three-month LIBOR (subject to a 1.00% floor), also payable quarterly, in each case based on the notional amount of the swap then outstanding.  The effective date of the swap contract was September 30, 2015.  The notional amount of the swap started at $344.75 million and declines by $875,000 each quarter beginning December 31, 2015, with a final maturity of the swap contract in February 2020.  The notional amount of the swap as of March 31, 2017 was $339.5 million.  This swap contract has been designated as a cash flow hedge and qualified as an effective hedge at inception under ASC Topic 815.  The effective portion of changes in fair value on this interest rate swap is recorded as a component of other comprehensive income (loss), net of deferred income taxes and noncontrolling interest.  Commencing in the fourth quarter of 2015, as interest expense accrues on LIBOR-based variable rate debt, we classify the amount we pay under the pay-fixed leg of the swap and the amount we receive under the receive-variable leg of the swap as part of interest expense, with the net effect that the amount of interest expense we recognize on our LIBOR-based variable rate debt each quarter, as it relates to the notional amount of the swap outstanding each quarter, will be based on a fixed rate of 2.016% per annum in lieu of the level of LIBOR prevailing during the quarter.  The amount of hedge ineffectiveness, if any, related to the swap will be recorded in earnings (also as part of interest expense).  Since the inception of the swap through March 31, 2017, there have been no gains or losses recognized in earnings representing hedge ineffectiveness with respect to the interest rate swap.

During the quarter ended March 31, 2017, the pretax amount recognized in other comprehensive income (loss) related to the interest rate swap contract was a $.9 million gain.  During the same period, $.9 million was reclassified from accumulated other comprehensive income (loss) into earnings (interest expense).  During the next twelve months the amount of the March 31, 2017 accumulated other comprehensive income (loss) balance that is expected to be reclassified to interest expense is $3.0 million pre-tax.

The fair value of the interest rate swap contract at March 31, 2017 was a current liability of $2.2 million and is reflected in the Condensed Consolidated Balance Sheet as part of accounts payable and accrued liabilities.  See Note 9.  The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2016		March 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$191.0	$191.0	$246.8	$246.8
Deferred payment obligation	9.0	9.0	9.1	9.1
Long-term debt (excluding capitalized leases):
Kronos term loan	335.9	334.6	335.4	340.8
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
WCS fixed rate debt	64.0	64.0	63.6	63.6
Valhi credit facility with Contran	278.9	278.9	278.9	278.9
Kronos North American credit facility	—	—	26.0	26.0
Tremont promissory note payable	14.5	14.5	14.5	14.5
BMI bank note payable	8.4	8.5	—	—
BMI loan agreement	—	—	19.5	20.5
LandWell note payable to the City of Henderson	2.9	2.9	2.9	2.9

At December 31, 2016 and March 31, 2017, the estimated market price of Kronos’ term loan was $983 per $1,000 principal amount and $1,004 per $1,000 principal amount, respectively.   The fair value of Kronos’ term loan was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values. See Note 8.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 9.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of–use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2020, with early adoption permitted.  We are currently in the process of assessing all of our current leases across all of our segments.  We have not yet evaluated the effect this ASU will have on our Condensed Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2016 discussed in Note 18 to our 2016 Annual Report, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

In January 2017, the FASB issued ASU 2017-04, Intangibles— Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. In no circumstances would the loss recognized exceed the total amount of goodwill allocated to that reporting unit. The changes indicated above will be effective for us beginning in 2020 (our annual impairment tests are completed in the third quarter), with prospective application required, and early adoption is permitted.  We do not believe the application of ASU 2017-04 will have a material effect on our Condensed Consolidated Financial Statements and we plan to early adopt this ASU beginning with our current year goodwill impairment tests.

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). The amendments in ASU 2017-06 are effective for us beginning with in the first quarter of 2018, early adoption as of the beginning of an annual period is permitted, retrospective presentation is required for the income statement presentation of the service cost component and other components of net benefit cost, and prospective application is required for the capitalization in assets of the service cost component of net benefit cost.    We expect to adopt this ASU in the first quarter of 2018.  We currently include a substantial portion of our net periodic defined benefit pension cost as part of compensation expense which is capitalized into inventory, and we do not present a subtotal for income from operations.  A substantial portion of our net periodic OPEB cost is not capitalized into assets, and the service cost component of our net periodic OPEB cost is not material.  Accordingly, adoption of this standard will change the amount of our aggregate compensation cost capitalized in inventory, mostly as it relates to our defined benefit pension plans.  As disclosed in Note 11 to our 2016 Annual Report, the service cost component represented approximately $9.9 million of our total net periodic defined benefit pension costs of $22.9 million in 2016.

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

•

Component Products— We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine and other non-marine industrties.

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
•

Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw materials (such as ore);

•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Competitive products and prices and substitute products, including increased competition from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	Potential difficulties in integrating future acquisitions;
•	Potential difficulties in upgrading or implementing new accounting and manufacturing software systems (such as the Chemicals Segment’s new enterprise resource planning system);
•	Potential consolidation of our competitors;
•	Potential consolidation of our customers;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	The introduction of trade barriers;
•	The ability of our subsidiaries to pay us dividends;
•	The impact of current or future government regulations (including employee healthcare benefit related regulations);
•	Uncertainties associated with new product development and the development of new product features;
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

Operations Overview

Quarter Ended March 31, 2017 Compared to the Quarter Ended March 31, 2016—

Net income attributable to Valhi stockholders was $12.7 million, or $.04 per diluted share, in the first quarter of 2017 compared to net loss attributable to Valhi stockholders of $19.5 million, or $.06 per diluted share, in the first quarter of 2016. As more fully discussed below, our diluted income per share increased from 2016 to 2017 primarily due to the net effects of:

•	higher operating income from our Chemicals Segment in 2017;
•	operating income at our Waste Management segment in 2017 compared to an operating loss in 2016;
•

a non-cash deferred income tax benefit of $5.0 million in 2017 as a result of a net decrease in our deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations; and

•	a non-cash contract related intangible asset impairment charge of $5.1 million in 2016 at our Real Estate Management and Development Segment.

Our net income attributable to Valhi stockholders in 2017 includes a non-cash deferred income tax benefit of $.01 per diluted share as a result of a net decrease in our deferred income tax asset valuation allowance related to our Chemicals Segment’s German and Belgian operations.

Our net loss attributable to Valhi stockholders in 2016 includes a charge of $.01 per diluted share related to the contract related intangible asset impairment.

Current Forecast for 2017 –

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

•	lower operating income from our Component Products Segment as we anticipate lower security product sales due to the completion of a large security products contract during 2016.

In addition, if the positive trend in our Chemicals Segment’s German operating results experienced during 2016 and the first quarter of 2017 continues for the remainder of 2017, and we continue to reflect cumulative income in the most recent twelve consecutive quarters for our Chemicals Segment’s German operation such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible our net deferred income tax asset with respect to our Chemicals Segment’s German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time we would reverse the deferred income tax asset valuation allowance related to our Chemicals Segment’s German operations, resulting in the recognition of a material non-cash income tax benefit.

Segment Operating Results—2016 Compared to 2017 –

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

	Three months ended March 31,
	2016	2017	% Change
	(Dollars in millions)
Net sales	$318.5	$369.8	16%
Cost of sales	278.5	266.8	(4)
Gross margin	$40.0	$103.0	158%
Operating income	$3.0	$55.0	1,726%
Percent of net sales:
Cost of sales	87%	72%
Gross margin	13	28
Operating income	1	15
Ti02 operating statistics:
Sales volumes*	138	143	3%
Production volumes*	131	145	10
Percent change in net sales:
Ti02 product pricing			17%
Ti02 sales volumes			3
Ti02 product mix			(2)
Changes in currency exchange rates			(2)
Total			(16)%

*	Thousands of metric tons

Current Industry Conditions – Due to the successful implementation of previously-announced price increases, average TiO2 selling prices began to rise in the second quarter of 2016 and have continued to rise through the first quarter of 2017.  Selling prices in the first quarter of 2017 were 17% higher as compared to the first quarter of 2016, and TiO2 our average selling prices at the end of the first quarter of 2017 were 4% higher than at the end of 2016, with higher prices in all major markets.  Our Chemicals Segment experienced higher sales volumes in the North American and export markets in the first quarter of 2017 as compared to the same period of 2016, partially offset by lower volumes in the European market.

Our Chemicals Segment operated its production facilities at overall average capacity utilization rates of 100% in the first quarter of 2017 compared to approximately 97% in the first quarter of 2016.

Throughout 2016, we experienced moderation in the cost of TiO2 feedstock ore procured from third parties.  Our Chemicals Segment’s cost of sales per metric ton of TiO2 sold declined throughout 2016 and into the first quarter of 2017 primarily due to such moderation in the cost of TiO2 feedstock ore in 2016.  Consequently, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first quarter of 2017 was lower than our cost of sales per metric ton of TiO2 sold in the first quarter of 2016 (excluding the effect of changes in currency exchange rates).

Net sales – Our Chemicals Segment’s net sales in the first quarter of 2017 increased 16%  compared to the first quarter of 2017 primarily due to the  favorable effects of a 17% increase in average TiO2 selling prices (which increased net sales by approximately $54 million) and a 3% increase in sales volumes (which increased net sales by approximately $10 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 3% in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to higher sales in the North American and export markets, partially offset by lower sales in the European market.  Our sales volumes in the first quarter of 2017 set a new overall record for a first quarter.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $7 million as compared to the first quarter of 2016.

Cost of Sales – Our Chemicals Segment’s cost of sales decreased 4% in the first quarter of 2017 compared to the first quarter of 2016 due to the net impact of lower raw materials and other production costs of approximately $13 million (primarily caused by lower third-party feedstock ore costs), a 3% increase in sales volumes, efficiencies related to a 10% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 72% in the first quarter of 2017 compared to 87% in the same period of 2016 due to the favorable impact of higher average selling prices, lower raw materials and other production costs and efficiencies related to higher production volumes.

Gross Margin and Operating Income  – Our Chemicals Segment’s operating income increased $52.0 million, from $3.0 million in the first quarter of 2016 to $55.0 million the first quarter of 2017 and operating income as a percentage of net sales increased to 15% in the first quarter of 2017 from 1% in the same period of 2016.  This increase was driven by the improvement in gross margin percentage, which increased to 28% for the first quarter of 2017 compared to 13% for the first quarter of 2016. As discussed and quantified above, our Chemicals Segment’s gross margin percentage increased primarily due to the net effect of higher selling prices, lower raw materials and other production costs, higher sales volumes and higher production volumes. We estimate that changes in currency exchange rates decreased operating income by approximately $8 million in the first quarter of 2017 as compared to the same period in 2016, as discussed below.  In addition, our Chemicals Segment recognized $2.0 million in income in the first quarter of 2016 related to cash Kronos received from settlement of a business interruption insurance claim arising in 2014, and such $2.0 million is classified as part of operating income in 2016.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.5 million in the first three months of 2016 and 2017, respectively, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates three months ended March 31, 2017 vs. March 31, 2016

	Transaction gains /(losses) recognized			Translation gain/(loss) impact of rate changes	Total currency impact 2017 vs. 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(7)	$(7)
Operating income	2	—	(2)	(6)	(8)

The $7 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our Chemicals Segment’s euro-denominated sales were translated into fewer U.S. dollars in 2017 as compared to 2016.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $8 million decrease in operating income was comprised of the following:

•

Approximately $2 million from net currency transaction losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a lower amount of local currency in 2017 as compared to 2016;  and

•

Approximately $6 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into more U.S. dollars in 2017 as compared to 2016, and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2017 as compared to 2016, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2017 compared to 2016.

Outlook – During the first quarter of 2017 we operated our Chemicals Segment’s production facilities at 100% of practical capacity.  We expect our Chemicals Segment’s production volumes to be slightly higher in 2017 as compared to 2016, as our Chemicals Segment’s production rates in 2017 will be positively impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities.  Assuming global economic conditions do not deteriorate, we expect our Chemicals Segment’s 2017 sales volumes to be comparable to 2016 sales volumes.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

Our Chemicals Segment continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2016.  However, the cost of third-party feedstock ore we procured in the first quarter of 2017 was comparable to slightly higher as compared to the fourth quarter of 2016, and such higher cost feedstock ore is expected to be reflected in our Chemicals Segment’s operating income beginning in the second quarter of 2017.  We expect our Chemicals Segment’s cost of sales per metric ton of TiO2 sold for the full year of 2017 will range from being comparable to slightly higher than our per-metric ton cost in 2016.

We started 2017 with average TiO2 selling prices 11% higher than the beginning of 2016, and average selling prices increased by an additional 4% in the first quarter of 2017.   Industry data indicates that overall TiO2 inventory held by producers has declined significantly during 2016.  In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2017, we continue to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  We and our Chemicals Segment’s major competitors have announced price increases, which we began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which we will be able to achieve any additional price increases in the near term will depend on market conditions.

Overall, we expect our Chemicals Segment’s operating income in 2017 will be higher as compared to 2016, principally as a result of expected higher average selling prices in 2017 as compared to 2016 and to a lesser extent from the favorable effects of anticipated higher production volumes in 2017.  In addition, and as discussed above, if the positive trend in our Chemcials Segment’s German operating results experienced during 2016 continues during 2017, and we continue to reflect cumulative income in the most recent twelve consecutive quarters for our Chemcials Segment’s German operations such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible our net deferred income tax asset with respect to our Chemcials Segment’s German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time we would reverse the deferred income tax asset valuation allowance related to our Chemcials Segment’s German operations, resulting in the recognition of a material non-cash income tax benefit.

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

	Three months ended March 31,
	2016	2017	% Change
	(Dollars in millions)
Net sales	$27.1	$29.9	11%
Cost of sales	18.9	20.3	7
Gross margin	$8.2	$9.6	18%
Operating income	$3.4	$4.5	35%
Percent of net sales:
Cost of sales	70%	68%
Gross margin	30	32
Operating income	12	15

Net Sales – Our Component Products Segment’s net sales increased $2.8 million in the first quarter of 2017 compared to the same period of 2016, primarily due to higher security product sales volumes of $3.1 million in the first quarter of 2017 to existing government security customers, partially offset by a decrease of approximately $.8 million in sales to a customer serving the recreational transportation market.  In addition marine component sales increased 8% compared to prior year reflecting generally improved demand for products sold to various markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales, Gross Margin and Operating Income – Our Component Products Segment’s cost of goods sold as a percentage of sales decreased 2% in the first quarter of 2017 compared to the same period in 2016.  As a result, gross margin as a percentage of sales increased over the same period. Gross margin in dollars increased in 2017 due to higher sales of security products.  The increase in gross margin percentage is primarily due to manufacturing efficiencies facilitated by the higher production volumes at the security products reporting unit.  Operating costs and expenses for the first quarter of 2017 were comparable to the same period in 2016.

Outlook  – First quarter Component Products Segment sales reflect continued strong demand for our products, including high-security applications for our Component Products Segment’s existing government customers, partially offset by lower sales to the transportation market, where a significant customer of the segment is currently experiencing weakened sales volumes. While we expect government security sales to moderate by midyear, with full-year 2017 government security volumes being lower than full-year 2016 volumes, and anticipate continued softness in transportation sales, our 2017 security products reporting unit’s sales to other markets are expected to be at least comparable to the prior year. We continue to benefit from innovation and diversification in our product offerings to the recreational boat markets served by our growing marine components reporting unit. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, the Component Products Segment continues to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Waste Management –

On November 18, 2015, we entered into an agreement with Rockwell Holdco, Inc. ("Rockwell"), for the sale of WCS to Rockwell. The agreement, as amended, is for $270 million in cash plus the assumption of all of WCS’ third-party indebtedness incurred prior to the date of the agreement.  Additionally, Rockwell and its affiliates will assume all financial assurance obligations related to the WCS business.  Rockwell is the parent company of EnergySolutions, Inc.   Completion of the sale is subject to certain customary closing conditions, including the receipt of U.S. anti-trust approval. On November 16, 2016, the U.S. Department of Justice filed an anti-trust action in the U.S. federal district court for the District of Delaware styled United States of America vs. Energy Solutions, Inc., et al (Case No. 1:16-cv-01056-UNA), seeking an injunction to enjoin completion of the sale of WCS.  Pursuant to our agreement with Rockwell, Rockwell and its affiliates are required, with our cooperation and assistance, to vigorously contest and resist such antitrust action. Trial before the federal district court was completed on May 5, 2017.  Assuming all closing conditions are satisfied, including the receipt of U.S. anti-trust approval, the sale is expected to close by sometime in the third quarter of 2017.  There can be no assurance, however, that the parties will be successful in contesting and resisting such antitrust action, that receipt of U.S. anti-trust approval will be obtained, that all closing conditions will be satisfied, or that any such sale of WCS would be completed.  See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding the operations of the Waste Management Segment.

	Three months ended March 31,
	2016	2017
	(In millions)
Net sales	$5.2	$21.5
Cost of sales	11.7	16.7
Gross margin	$(6.5)	$4.8
Operating income (loss)	$(10.8)	$.6

General— We have operated our Waste Management Segment’s waste management facility on a relatively limited basis while we navigated the regulatory licensing and permitting requirements for the disposal of byproduct waste material and a broad range of LLRW and mixed LLRW. In 2008, the TCEQ issued us a license for the disposal of byproduct material. Byproduct material includes uranium or thorium mill tailings as well as equipment, pipe and other materials used to handle and process the mill tailings. We began byproduct disposal operations at our site in Andrews County, Texas in 2009. Also in 2009, the TCEQ issued a near-surface LLRW disposal license to us. Construction of the Compact and Federal LLRW sites began in January 2011. The Compact LLRW site was fully certified, operational and received its first waste for disposal in 2012.  The Federal LLRW site was fully certified and operational in 2012 and received its first waste for disposal in mid-2013.

Net Sales and Operating Income (Loss)— The Waste Management Segment’s net sales increased $16.3 million in the first quarter of 2017 compared to the same period of 2016.  The increase in net sales was led by an increase in disposal volumes, as we completed a back-log disposal campaign for a waste consolidator that contributed $4.0 million for the quarter (which is not expected to recur), and an increase in the lower margin low activity waste disposal related to two projects (both of which are expected to extend through at least the end of 2017).  Also contributing to the increase in sales in 2017 was an increase in transportation related revenue as we seek to increase our logistical capabilities to better manage customer disposal shipments; however, increases in transportation revenue also add to our cost of sales as we generally pass through actual logistics costs plus a service fee to our customers.   As a result, increases in transportation revenue of $5.0 million in the first quarter of 2017 compared to the same period in 2016 are offset by increases in cost of sales over the same period.  Higher disposal volumes in the first quarter of 2017 resulted in higher coverage of fixed costs as compared to the same period of 2016. As a result, our Waste Management Segment had operating income in the first quarter of 2017 compared to an operating loss in the same period of 2016.

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

Outlook— With both of the Compact LLRW disposal facility and the Federal LLRW disposal facility certified and operational, we provide “one-stop shopping” for treatment, storage and disposal of hazardous, toxic, LLRW and radioactive byproduct material. WCS has the broadest range of capabilities of any commercial enterprise in the U.S. for the storage, treatment and permanent disposal of these materials, which may give WCS a competitive advantage in the industry. We are also exploring opportunities to obtain certain types of new business (including disposal and storage of certain other types of waste) that, if obtained, could increase our Waste Management Segment’s sales and decrease our Waste Management Segment’s operating loss.  One of these opportunities is a consolidated interim storage license for the storage of high level waste such as used nuclear fuel from nuclear power plants.  WCS submitted a license application in April 2016, which was docketed for formal review by the NRC in January 2017.  Consistent with our accounting policies disclosed in Note 1 to our 2016 Annual Report we capitalize direct costs related to the acquisition of operating permits.  Through March 31, 2017 we had capitalized an aggregate of $3.3 million related to the acquisition of such proposed interim storage license.  Due to a substantial increase in licensing review and related costs and the inability to reach an agreement in April 2017 to extend the cost-sharing arrangement WCS had in place with one of its partners, we sent a letter to the NRC on April 18, 2017 requesting that the NRC temporarily suspend all safety and environmental reviews as well as all public participation activities associated with the application until the completion of the sale with EnergySolutions.  We do not know if or when we would request the NRC resume licensing activities with regard to the proposed interim storage license.  As a result, we expect to recognize an impairment charge in the second quarter of 2017 related to the write-off of interim storage license application costs previously capitalized, as we now believe it is no longer probable we would receive such license.  If we were to resume such license application process with the NRC, in addition to receipt of an interim storage license, federal legislation is needed to provide a mechanism for DOE to take title of such waste and fund such storage.  If a license is granted and federal legislation is passed, WCS would endeavor to enter into a storage agreement with DOE.  However, congressional appropriations, facility financing and financial assurance, DOE transportation approvals and construction of the interim storage facility must all take place prior to commencement of any operations.  Subject to the foregoing, storage revenue, if any, under an interim storage license would not be expected to begin until 2022 or later.  We do not know if we will resume the license application process, if all of the foregoing prerequisites can be achieved, or that WCS would ever receive any such storage revenues.

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

With the receipt of our recent license amendments and our dedicated shipping containers in service, we believe we are positioned to take full advantage of our disposal facilities going forward for any federal or commercial waste which we would be successful in obtaining. We have increased our logistical handling capabilities in order to more fully serve our customers and better facilitate their disposal shipments going forward.  However, because certain large commercial generators choose to store waste onsite rather than dispose of such waste, because of the competitive nature of obtaining federal or commercial waste for disposal, and because there are generally no legal or regulatory obligations requiring disposal of such wastes, we do not know if these efforts will succeed in increasing our disposal volumes.  We do not know if WCS will be able to achieve sufficient recurring disposal volumes to generate positive operating results or cash flows.

We have in the past considered and evaluated various strategic alternatives with respect to our Waste Management Segment. With respect to the pending sale transaction noted above, we expect to recognize a gain if such pending transaction is successfully closed.  If such pending sale transaction were not to be successfully closed, we would continue to consider and evaluate various other alternatives with respect to our Waste Management Segment intended to minimize or ultimately discontinue any continued financial support of the Waste Management Segment.  In addition as discussed in our 2016 Annual Report under “Results of Operations – Critical Accounting Policies and Estimates – Long-lived Assets”  if the pending sale of WCS were not to be successfully closed, it is probable we would conclude an impairment was present with respect to WCS’ long-lived assets.  At March 31, 2017 the Segment’s long-lived assets aggregated $178.3 million.

Real Estate Management and Development  –

	Three months ended March 31,
	2016	2017
	(In millions)
Net sales	$2.7	$5.7
Cost of sales	2.4	4.2
Gross margin	$.3	$1.5
Operating income (loss)	$(5.9)	$.6

General — Our Real Estate Management and Development Segment consists of BMI and LandWell.  BMI, which among other things provides utility services to an industrial park located in Henderson, Nevada, and is responsible for the delivery of water to the city of Henderson and various other users through a water distribution system owned by BMI. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use.

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

Net Sales and Operating Income (Loss) — A substantial portion of the net sales from our Real Estate Management and Development segment in the first quarter of 2016 and 2017 consisted of revenues from land sales. We recognized $3.6 million in revenues on land sales during the first three months of 2017 compared to $1.0 million in the same period of 2016. The contracts on these sales (both within the planned community and otherwise) include approximately 400 acres of the residential planned community and certain other acreage which closed in December 2013 and through the first quarter of 2017. Cost of sales related to land sales revenues was $2.7 million in the first three months of 2017 and $1.1 million in the same period of 2016.  We have several residential builders actively building new homes in our community from land sale contracts which have closed over the past several quarters.  As noted above, our income recognition under the percentage-of-completion method is largely driven on actual development costs incurred each period towards the entire project phase.  We currently expect the level of our infrastructure development activity during 2017 to be more heavily weighted towards the first nine months of 2017 as compared to the fourth quarter of 2017, and relatively more weighted towards the second and third quarters of 2017 as compared to the first quarter.  Consequently, we currently expect the level of our land sale revenue recognized with respect to parcels previously sold and closed to be more weighted towards the first nine months of 2017 as compared to the fourth quarter of 2017, and relatively more weighted towards the second and third quarters of 2017 as compared to the first quarter.  Also, additional parcels within the residential planned community are currently expected to be sold and closed during 2017, but most of such additional parcels are currently not expected to close until the fourth quarter of 2017 (and revenue on such additional parcels would not begin to be recognized under the percentage-of-completion method until the sale of each parcel has closed).

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts. In this regard in January 2015 we amended our water delivery contract with the City of Henderson, Nevada.  As a result we recognized a contract related intangible asset impairment of $5.1 million in the first quarter of 2015 ($2.1 million, or $.01 per diluted share, net of income tax benefit and noncontrolling interest), see Note 7 to our Condensed Consolidated Financial Statements.

Outlook — We are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development. In the near term, we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. We expect the development work for the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2018. We do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract because our basis in the land value is the December 2013 acquisition date fair value; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used, in part, to fund ongoing development work for the remainder of these properties.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2017 Compared to 2016

Interest and Dividend Income – A significant portion of our interest and dividend income in both 2017 and 2016 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the first three months of 2016 and 2017.

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

Corporate Expenses and Other Items, Net – Corporate expenses increased from $11.5 million in the first quarter of 2016 to $12.4 million in the same period in 2017, primarily due to transaction costs related to the proposed sale of our Waste Management Segment.  Included in corporate expenses are:

•	litigation fees and related costs at NL of $.6 million in the first quarter of 2017 compared to $.9 million in first quarter of 2016; and
•	environmental remediation and related expense of $3.1 million in the first quarter of 2017 compared to $2.9 million in first quarter of 2016.

The level of our litigation and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 16 to our Condensed Consolidated Financial Statements.   If our current expectations regarding the number of cases in which we expect to be involved during 2017, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate, and it is possible that actual costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2017, our corporate expenses would be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related matters as further information becomes available to us or as circumstances change. Further information or changed circumstances could result in an increase or reduction in our accrued costs. See Note 16 to our Condensed Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2017 will be lower than in 2016 primarily due to lower expected environmental remediation and related costs.

Interest Expense – Interest expense decreased to $15.6 million in the first quarter of 2017 from $15.7 million in the first quarter of 2016 as higher average interest rates were offset by lower average debt balances.  We currently expect our interest expense for all of 2017 will be somewhat higher as compared to 2016, due to higher overall average debt levels and higher average interest rates on outstanding borrowings.

Income Tax Expense (Benefit) – Our tax rate varies as the contribution of income from our business units change. We had income tax expense of $18.0 million in the first quarter of 2017 compared to an income tax benefit of $8.6 million in the first quarter of 2016.  This increase in our income tax expense in the first quarter of 2017 is primarily due to our increased earnings.  For interim financial reporting purposes, we apply an effective tax rate methodology in determining our provision for income taxes.  Generally, we expect the effective tax rate associated with our non-US earnings to be lower than our U.S. statutory rate of 35%. The increase in our effective tax rate in the first quarter of 2017 as compared to the first quarter of 2016 is primarily due to the net effects of (i) higher non-cash deferred income taxes recognized in 2017, related to our direct investment in Kronos as discussed below ($10.0 million in the first quarter of 2017 as compared to $2.1 million in the first quarter of 2016), and (ii) a non-cash deferred income tax benefit of $5.0 million recognized in the first quarter of 2017 as a result of a net decrease in the Chemicals Segment’s deferred income tax asset valuation allowance related to its German and Belgium operations, also as discussed below.

Our Chemicals Segment has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes, at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, we had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) we utilized a portion of such carryforwards during the most recent three-year period, and (iii) we expected to utilize the remainder of the carryforwards over the long term.  We had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and our expectations at that time for our operating results for the remainder of 2015, which had been driven in large part by the trend in our average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, we did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both our German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of our German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by our German and Belgian operations during such period.  During 2016, we recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by our Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).   During the first quarter of 2017, we recognized an aggregate non-cash income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period.  We continue to believe we will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, our ability to reverse all or a portion of either the German or Belgian valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as we are able to reverse either valuation allowance in full, to the extent we generate additional losses in Germany or Belgium in the intervening periods, our effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as we are able to reverse either valuation allowance in full, to the extent we generate income in Germany or Belgium in the intervening periods, our effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as we would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact our ability to reverse the valuation allowance in full.  Our Belgian operations continue to have cumulative losses in the most recent twelve quarters at March 31, 2017.  Although the results of our German operations improved during 2016 and 2017, indicating a change in the negative trend in earnings that existed at December 31, 2015, and we utilized a portion of our German NOLs during 2016 and the first quarter of 2017, and we have cumulative income with respect to our German operations for the most recent twelve consecutive quarters at March 31, 2017, the sustainability of such positive trend in earnings has not yet been demonstrated at March 31, 2017.  Accordingly we do not currently have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German or Belgian operations at such date.  Consistent with our expectation regarding our consolidated results of operations in the remainder of 2017  (as discussed above in the “Chemicals - Outlook” subsection), we currently believe it is likely our German and Belgian operations will report improved operating results in 2017 as compared to 2016.  Whether the operating results of either or both of our German and Belgian operations would improve to such an extent in 2017 that reversal of the respective valuation allowance in full would be supported by the presence of sufficient positive evidence is presently not ascertainable.  However, if our improved earnings expectations for 2017 continue to be supported and the positive trend in our German operating results continue during 2017 and result in cumulative income in the most recent twelve consecutive quarters such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible our net deferred income tax asset with respect to our German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time we would reverse the deferred income tax asset valuation allowance related to our German operations, resulting in the recognition of a material non-cash income tax benefit.  Reversal of the deferred income tax asset valuation allowance with respect to our Belgian operations would not occur until such time as the expected positive trend in the operating results of our Belgian operations had generated cumulative income in a twelve consecutive quarter period, and sustainability of such positive trend in earnings could be demonstrated.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos, and we previously reached such maximum amount in the fourth quarter of 2010. Since that time and through March 31, 2015, we were not required to recognize any additional deferred income taxes with respect to our direct investment in Kronos because the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock continued to be above such cap.  However, at June 30, 2015, the deferred income taxes associated with the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock was, for the first time since the fourth quarter of 2010, below such cap, in large part due to the net loss reported by Kronos in the second quarter of 2015.  Accordingly, our provision for income taxes in 2017 includes $10.0 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net loss. We recognized a similar non-cash income tax expense of $2.1 million in 2016 for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income (loss).  Such amount is included in the table of our income tax rate reconciliation for incremental net benefit on earnings and losses on non-U.S. and U.S. subsidiaries in Note 13 to our Consolidated Financial Statements (in addition to the other items indicated above).  A portion of such reduction also related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2017 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries – Noncontrolling interest in net loss was $2.5 million in the first quarter of 2016, compared to noncontrolling interest in net income of $9.1 million in the same period of 2017. The increase is primarily due to net income at Kronos in the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our operating income. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from period to period can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our non-U.S. subsidiaries.

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital.  Cash provided by operating activities was $36.5 million in the first three months of 2017 compared to cash used in operating activities of $33.1 million in the first three months of 2016.  This $69.6 million increase in the amount of net cash provided was primarily due to the net effects of the following:

•	operating income in the first three months of 2017 of $60.7 million, a $71.0 million improvement compared to an operating loss of $10.3 million in the first three months of 2016;
•	a $3.6 million decrease in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in 2017; and
•

net contributions to our TiO2 manufacturing joint venture in 2017 of $3.1 million in 2017 compared to net contributions of $.8 million in 2016, primarily due to the timing of the joint venture’s working capital needs

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•	Kronos’ average days sales outstanding (“DSO”) increased slightly from December 31, 2016 to March 31, 2017, primarily as a result of relative changes in the timing of collections.
•

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2016 to March 31, 2017 principally due to higher sales volumes in the first quarter of 2017 compared to the fourth quarter of 2016 while production volumes were comparable.

•

CompX’s average DSO increased from December 31, 2016 to March 31, 2017.  Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.    Overall, CompX’s March 31, 2017 days sales outstanding compared to December 31, 2016 is in line with our expectations.

•	CompX’s average DSI decreased from December 31, 2016 to March 31, primarily as a result of the seasonal increase in sales during the first quarter 2017 as compared to the fourth quarter 2016.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2015	March 31, 2016	December 31, 2016	March 31, 2017
Kronos:
Days sales outstanding	66 days	66 days	65 days	66 days
Days sales in inventory	80 days	71 days	71 days	67 days
CompX:
Days sales outstanding	31 days	40 days	36 days	39 days
Days sales in inventory	76 days	70 days	79 days	69 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2016	2017
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$3.5	$1.5
Kronos	(15.3)	41.6
NL exclusive of its subsidiaries	3.1	2.4
CompX	(2.4)	(.2)
BMI	.4	1.5
LandWell	(2.4)	(2.3)
WCS	(4.4)	7.2
Tremont exclusive of its subsidiaries	(1.1)	(.7)
Eliminations	(14.5)	(14.5)
Total	$(33.1)	$36.5

Investing Activities –

We spent $13.7 million in capital expenditures during the first three months of 2017 including:

•	$11.9 million in our Chemicals Segment;
•	$.6 million in our Component Products Segment;
•	$.2 million in our Waste Management Segment; and
•	$1.0 million in our Real Estate Management and Development Segment.

Our Waste Management Segment also had $.3 million in expenditures for capitalized permit costs in the first three months of 2017, primarily related to a high level interim storage application, which was impaired in April 2017, see Note 7 to our Condensed Consolidated Financial Statements. In addition, during the first three months of 2017 we had net disposals of $1.8 million of marketable securities.

Financing Activities—

During the three months ended March 31, 2017, we:

•	borrowed $26.0 million under Kronos’ North American revolving credit facility;
•	borrowed $20.5 million under BMI’s new bank loan ($19.5 million carrying amount, net of debt issuance costs) and used the proceeds to repay BMI’s $8.5 million outstanding bank credit facility; and
•	paid quarterly dividends to Valhi stockholders aggregating $.02 per share ($6.8 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first three months of 2017 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2017, our consolidated indebtedness was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	Valhi’s $278.9 million outstanding on its $325 million credit facility with Contran which is due no earlier than December 31, 2018;
•	$339.5 million aggregate borrowing under Kronos’ term loan ($335.4 million carrying amount, net of unamortized original issue discount and debt issuance costs) due through February 2020;
•	WCS’ financing capital lease with Andrews County, Texas ($63.6 million carrying amount) which has an effective interest rate of 7.0% and is due in monthly installments through August 2035;
•	$26.0 million outstanding on Kronos’ North American revolving credit facility;
•	Tremont’s promissory note payable ($14.5 million outstanding) due in December 2023;
•	$20.5 million on BMI’s bank loan ($19.5 million carrying amount, net of debt issuance costs), due through June 2032;
•	$2.9 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $10.0 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2017) are discussed in Note 8 to our Consolidated Financial Statements included in our 2016 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2017.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2017) and our long-term obligations (defined as the five-year period ending March 31, 2022, our time period for long-term budgeting). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2017, we had credit available under existing facilities of approximately $209.3 million, which was comprised of:

•	$74.9 million under Kronos’ North American revolving credit facility;
•	$88.3(1) million under Kronos’ European revolving credit facility; and
•	$46.1(2) million under Valhi’s revolving credit facility with Contran.
(1)	Based on Kronos’ EBITDA over the last twelve months ending March 31, 2017, Kronos has €82.7 million ($88.3 million) available under its European revolving credit facility at March 31, 2017
(2)	Amounts available under this facility are at the sole discretion of Contran.

We could borrow all of the amounts noted above without violating any covenants of the credit facilities.

At March 31, 2017, we had an aggregate of $253.0 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $87.0 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$91.0	$87.0
CompX	30.1	—
NL exclusive of its subsidiaries	67.8	—
WCS	23.0	—
LandWell	14.2	—
BMI	17.8	—
Tremont exclusive of its subsidiaries	8.9	—
Valhi exclusive of its subsidiaries	.2	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$253.0	$87.0

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2017 will be approximately $86 million as follows:

•	$65 million by our Chemicals Segment, including approximately $14 million in the area of environmental compliance, protection and improvement;
•	$3 million by our Component Products Segment;
•	$7 million by our Waste Management Segment; and
•	$11 million by our Real Estate Management and Development Segment.

The WCS amount includes approximately $.8 million in capitalized operating permit costs, see Note 7 to the Condensed Consolidated Financial Statements. In addition LandWell expects to spend approximately $22 million on land development costs during 2017 (which are included in the determination of cash provided by operating activities).

Capital spending for 2017 is expected to be funded primarily through cash generated from operations and borrowing under existing credit facilities. Planned capital expenditures in 2017 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. A significant portion (approximately $13 million) of Kronos’ planned capital expenditures in 2017 relates to the implementation of a new accounting and manufacturing system.  In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

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

At March 31, 2017 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  At March 31, 2017 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2017 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. If Kronos pays its regular dividend of $.15 per share in each quarter of 2017, based on the 58.0 million shares we held of Kronos common stock at March 31, 2017, we would receive aggregate annual regular dividends from Kronos of $34.8 million.  We did not receive any dividends from NL during 2016 and we do not know if we will receive any cash dividends from NL during 2017.  We did not receive any distributions from WCS during 2016, and we do not expect to receive any distributions from WCS during 2017. BMI and LandWell do pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $12.4 million in 2016.   We do not know if we will receive additional distributions from BMI and LandWell during 2017.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

WCS’ primary source of liquidity currently consists of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminate these intercompany borrowings in our Consolidated Financial Statements. WCS has borrowed substantial amounts from us over the years.  Prior to 2015, we contributed these amounts to WCS’ capital.   WCS had net repayments of $4.5 million during the first quarter of 2017 to our subsidiary. WCS could borrow an additional $47.8 million under its current intercompany facility with such subsidiary at March 31, 2017.  It is probable WCS will borrow additional amounts from our subsidiary during 2017 under the terms of the revolving credit facility.

On November 14, 2016 we entered into a $50 million revolving credit facility with a subsidiary of NL collateralized with approximately 35.2 million shares of the common stock of Kronos Worldwide, Inc. held by NL’s subsidiary.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.    The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidated with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the Loan Documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the Loan Documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. During 2016 NL’s subsidiary borrowed $.5 million under this facility and had no borrowings or repayments during the first quarter of 2017.   NL could borrow an additional $49.5 million under this credit facility at March 31, 2017.

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

On August 3, 2016 we entered into an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. Such facility, as amended, is due on demand, but in any event no earlier than December 31, 2018. During the first three months of 2017 we have had gross borrowings of $14.1 million and gross repayments of $12.5 million, and at March 31, 2017 an aggregate of $29.0 million was outstanding under the facility. We could borrow an additional $11.0 million under our current intercompany facility with CompX at March 31, 2017.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2016 Annual Report.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2016 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 14 and 18 to our 2016 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first three months of 2017 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2016 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2016 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2016 Annual Report. See also Note 17 to our Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Chairman of the Board, President and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President, Chief Financial Officer and Chief Accounting Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

In January 2017, our Chemicals Segment implemented a new enterprise resource planning system covering certain finance processes (principally general ledger, accounts receivable and accounts payable).  We believe we have maintained appropriate internal control over financial reporting during such implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Implementation of the remaining portion of such Chemicals Segment enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance is not expected to occur until January 2018 at the earliest.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Note 16 to our Condensed Consolidated Financial Statements, and Note 18 to our Consolidated Financial Statements included in our 2016 Annual Report for a description of certain legal proceedings.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2016 Annual report. There have been no material changes to such risk factors during the first three months of 2017.

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

VALHI, INC.
(Registrant)
Date	May 9, 2017	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President, Chief Financial Officer and Chief Accounting Officer)

Date	May 9, 2017	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)