Form 10-Q
period 2018-03-31
VALHI INC /DE/
filed 2018-05-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

Number of shares of the Registrant’s common stock outstanding on April 30, 2018: 339,170,949

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2017	March 31, 2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$435.7	$478.8
Restricted cash equivalents	16.1	15.4
Marketable securities	3.0	.6
Accounts and other receivables, net	365.8	416.5
Land held for development	16.5	8.4
Inventories, net	398.4	447.3
Other current assets	15.5	15.2
Current assets of discontinued operations	11.2	—
Total current assets	1,262.2	1,382.2
Other assets:
Marketable securities	255.7	258.1
Investment in TiO2 manufacturing joint venture	86.5	79.6
Goodwill	379.7	379.7
Deferred income taxes	119.8	112.9
Other assets	174.1	189.6
Noncurrent assets of discontinued operations	40.8	—
Total other assets	1,056.6	1,019.9
Property and equipment:
Land	47.0	48.2
Buildings	261.6	264.0
Equipment	1,150.8	1,200.0
Mining properties	35.0	35.3
Construction in progress	58.3	33.3
	1,552.7	1,580.8
Less accumulated depreciation	964.0	985.2
Net property and equipment	588.7	595.6
Total assets	$2,907.5	$2,997.7

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2017	March 31, 2018
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1.6	$1.6
Accounts payable and accrual liabilities	257.1	290.0
Income taxes	25.1	32.9
Current liabilities of discontinued operations	47.3	—
Total current liabilities	331.1	324.5
Noncurrent liabilities:
Long-term debt	1,041.5	1,089.4
Deferred income taxes	183.2	169.1
Payable to affiliates	70.1	70.1
Accrued pension costs	266.4	272.0
Accrued environmental remediation and related costs	110.7	101.6
Accrued postretirement benefits costs	11.3	10.9
Other liabilities	73.6	79.3
Noncurrent liabilities of discontinued operations	52.9	—
Total noncurrent liabilities	1,809.7	1,792.4
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained earnings (deficit)	(17.9)	67.3
Accumulated other comprehensive loss	(179.0)	(170.2)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders’ equity	424.4	518.4
Noncontrolling interest in subsidiaries	342.3	362.4
Total equity	766.7	880.8
Total liabilities and equity	$2,907.5	$2,997.7

Commitments and contingencies (Notes 14 and 17)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended March 31,
	2017	2018
	(unaudited)
Revenues and other income:
Net sales	$405.3	$466.0
Other income, net	7.6	20.4
Total revenues and other income	412.9	486.4
Costs and expenses:
Cost of sales	288.7	280.7
Selling, general and administrative	63.5	80.2
Other components of net periodic pension and OPEB expense	4.1	3.7
Interest	14.5	15.4
Total costs and expenses	370.8	380.0
Income from continuing operations before income taxes	42.1	106.4
Income tax expense	18.6	36.2
Net income from continuing operations	23.5	70.2
Income (loss) from discontinued operations, net of tax	(1.7)	37.6
Net income	21.8	107.8
Noncontrolling interest in net income of subsidiaries	9.1	18.5
Net income attributable to Valhi stockholders	$12.7	$89.3

Amounts attributable to Valhi stockholders:
Income from continuing operations	$14.4	$51.7
Income (loss) from discontinued operations	(1.7)	37.6
Net income attributable to Valhi stockholders	$12.7	$89.3

Basic and diluted net income per share:
Income from continuing operations	$.04	$.15
Income from discontinued operations	—	.11
Net income attributable to Valhi stockholders	$.04	$.26

Cash dividends per share	$.02	$.02

Basic and diluted weighted average shares outstanding	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended March 31,
	2017	2018
	(unaudited)
Net income	$21.8	$107.8
Other comprehensive income (loss), net of tax:
Currency translation	7.5	9.8
Marketable securities	(.3)	(.1)
Interest rate swap	.5	—
Defined benefit pension plans	2.8	2.6
Other postretirement benefit plans	(.2)	(.3)
Total other comprehensive income, net	10.3	12.0
Comprehensive income	32.1	119.8
Comprehensive income attributable to noncontrolling interest	11.8	21.7
Comprehensive income attributable to Valhi stockholders	$20.3	$98.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$21.8	$107.8
Depreciation and amortization	16.6	14.5
Benefit plan expense greater than cash funding	3.4	.5
Deferred income taxes	2.5	37.2
Gain on sale of WCS	—	(58.4)
Gain on land sales	—	(12.5)
Distributions from (contributions to) Ti02 manufacturing joint venture, net	(3.1)	5.5
Other, net	.8	1.6
Change in assets and liabilities:
Accounts and other receivables, net	(27.7)	(40.9)
Inventories, net	(12.4)	(41.8)
Land held for development, net	(1.1)	(1.4)
Accounts payable and accrued liabilities	16.1	23.0
Accounts with affiliates	4.7	3.4
Income taxes	4.7	7.5
Other, net	10.2	1.7
Net cash provided by operating activities	36.5	47.7
Cash flows from investing activities:
Capital expenditures	(13.7)	(16.9)
Cash, cash equivalents and restricted cash and cash equivalents of discontinued operations at time of sale	—	(28.9)
Capitalized permit costs	(.3)	—
Proceeds from sale of land	—	19.5
Purchases of marketable securities	(2.8)	(3.5)
Disposals of marketable securities	4.6	3.4
Other, net	.1	.6
Net cash used in investing activities	(12.1)	(25.8)
Cash flows from financing activities:
Indebtedness:
Borrowings	53.3	—
Principal payments	(18.1)	(2.5)
Deferred financing costs paid	(.2)	—
Valhi cash dividends paid	(6.8)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(3.5)	(3.9)
Other	.1	—
Net cash provided by (used in) financing activities	24.8	(13.2)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	49.2	8.7
Effect of exchange rates on cash	1.2	5.4
Balance at beginning of period	196.5	489.4
Balance at end of period	$246.9	$503.5
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$14.7	$19.4
Income taxes, net	4.5	13.7
Noncash investing activities:
Change in accruals for capital expenditures	4.2	1.8
Noncash financing activities:
Trade payable to affiliate converted to indebtedness	—	36.3
Indebtedness borrowings paid directly to lender to settle refinanced indebtedness	9.3	—
Indebtedness principal payments paid directly by lender	(8.4)	—
Indebtedness borrowings paid directly to lender for debt issuance costs	(.9)	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2018

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2017	$667.3	$3.6	$—	$(17.9)	$(179.0)	$(49.6)	$342.3	$766.7
Change in accounting principle – ASU 2014-09	—	—	—	2.7	—	—	2.3	5.0
Balance at January 1, 2018, as adjusted	667.3	3.6	—	(15.2)	(179.0)	(49.6)	344.6	771.7

Net income	—	—	—	89.3	—	—	18.5	107.8
Other comprehensive income, net	—	—	—	—	8.8	—	3.2	12.0
Cash dividends	—	—	—	(6.8)	—	—	(3.9)	(10.7)
Balance at March 31, 2018	$667.3	$3.6	$—	$67.3	$(170.2)	$(49.6)	$362.4	$880.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 93% of our outstanding common stock at March 31, 2018.  All of Contran's outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran and us.

Basis of Presentation—Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”).  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE MKT: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).  In January 2018, we sold Waste Control Specialists LLC (“WCS”).  See Note 3.

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on March 15, 2018 (the “2017 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, other than the gain on the sale of WCS recognized in the first quarter of 2018 as discussed in Note 3), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2018 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2018
Chemicals	Kronos	80%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended March 31,
	2017	2018
	(unaudited)
Net sales:
Chemicals	$369.8	$430.4
Component products	29.9	28.4
Real estate management and development	5.6	7.2
Total net sales	$405.3	$466.0
Cost of sales:
Chemicals	$264.2	$256.1
Component products	20.3	18.9
Real estate management and development	4.2	5.7
Total cost of sales	$288.7	$280.7
Gross margin:
Chemicals	$105.6	$174.3
Component products	9.6	9.5
Real estate management and development	1.4	1.5
Total gross margin	$116.6	$185.3
Operating income:
Chemicals	$59.1	$110.6
Component products	4.5	4.4
Real estate management and development	.5	3.8
Total operating income	64.1	118.8
General corporate items:
Securities earnings	7.0	8.3
Insurance recoveries	.1	.2
Gain on land sales	—	12.5
Other components of net periodic pension and OPEB expense	(4.1)	(3.7)
General expenses, net	(10.5)	(14.3)
Interest expense	(14.5)	(15.4)
Income from continuing operations before income taxes	$42.1	$106.4

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.

Note 3—Business disposition —  Waste Control Specialists LLC:

Pursuant to an agreement we entered into in December 2017, on January 26, 2018 we completed the sale of our Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS' third-party indebtedness and other liabilities.   Our Waste Management Segment, which operated in the low-level radioactive, hazardous, toxic and other waste disposal industry historically struggled to generate sufficient recurring disposal volumes to generate positive operating results or cash flows.  We believe the sale will enable us to focus more effort on continuing to develop our remaining segments which we believe have greater opportunity for higher returns than our Waste Management segment.

In accordance with GAAP, the Waste Management Segment has been classified as discontinued operations in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income for all periods presented.  Also in accordance with GAAP, we have not reclassified our Condensed Consolidated Statement of Cash Flows to reflect the Waste Management Segment as discontinued operations. We recognized a pre-tax gain of approximately $58 million in the first quarter of 2018 on the transaction ($38.2 million, or $.11 per diluted share, net of tax) because the carrying value of the liabilities of the business assumed by the purchaser exceeded the carrying value of the assets sold at the time of the sale in large part due to the previously-reported long-lived asset impairment of $170.6 million recognized in the second quarter of 2017, as discussed in the 2017 Annual Report.  The net assets of the disposed Waste Management Segment at the time we completed the sale on January 26, 2018 were not materially different as compared to December 31, 2017.  Selected financial data for the operations of the disposed Waste Management Segment for periods prior to completing the sale is presented below.  Current assets at December 31, 2017 consist principally of trade accounts receivable.

December 31, 2017
(In millions)
ASSETS
Current assets	$11.2
Restricted cash	27.2
Property and equipment, net	6.0
Other noncurrent assets	7.6
Total noncurrent assets	40.8
Total assets	$52.0

LIABILITIES
Current portion of long-term debt	$3.0
Payable to Contran	36.1
Other current liabilities	8.2
Total current liabilities	47.3

Long-term debt	65.0
Deferred income taxes	(43.8)
Accrued noncurrent closure and post closure costs	31.7
Total noncurrent liabilities	52.9
Total liabilities	$100.2

	Three months ended March 31,
	2017	2018(1)
	(In millions)
Net sales	$21.5	$4.6

Operating income (loss)	$.6	$(.4)
Other expense, net	(1.9)	—
Interest expense, net	(1.2)	(.3)
Loss before taxes	(2.5)	(.7)
Income tax expense (benefit)	(.8)	.1
Net loss	(1.7)	(.6)

Pre-tax gain on disposal	—	58.4
Income tax expense	—	20.2
After-tax gain on disposal	—	38.2

Total	$(1.7)	$37.6

Net cash provided by operating activities	$7.2	$2.3

Net cash provided by (used in) investing activities	$(.5)	$(.1)

(1)  Includes results of the Waste Management Segment though January 26, 2018, the date of the sale.

In connection with the January 2018 sale, JFL Partners did not assume WCS’ trade payable owed to Contran, which consisted primarily of intercorporate service fees charged to WCS by Contran which WCS did not pay to Contran for several years.  Immediately prior to the closing of the sale of WCS, Contran transferred its associated receivable of $36.3 million from WCS to Valhi, in return for a deemed $36.3 million borrowing by Valhi under its revolving credit facility with Contran, see Note 8.  Valhi subsequently contributed such receivable from WCS to WCS’s equity, and the trade payable obligation of WCS was deemed paid in full.

Note 4—Accounts and other receivables, net:

	December 31, 2017	March 31, 2018
	(In millions)
Trade accounts receivable:
Kronos	$301.4	$347.3
CompX	10.5	12.7
BMI and LandWell	1.6	1.0
VAT and other receivables	20.7	23.4
Refundable income taxes	.5	.2
Receivable from affiliates:
Contran – trade items	1.0	.9
Contran – income taxes	19.4	19.7
LPC – trade items	8.9	9.3
Other – trade items	3.3	3.5
Allowance for doubtful accounts	(1.5)	(1.5)
Total	$365.8	$416.5

Note 5—Inventories, net:

	December 31, 2017	March 31, 2018
	(In millions)
Raw materials:
Chemicals	$106.9	$105.4
Component products	2.7	2.8
Total raw materials	109.6	108.2
Work in process:
Chemicals	20.8	37.1
Component products	9.8	10.7
Total in-process products	30.6	47.8
Finished products:
Chemicals	192.2	220.6
Component products	2.8	2.9
Total finished products	195.0	223.5
Supplies (chemicals)	63.2	67.8
Total	$398.4	$447.3

Note 6—Marketable securities:

Our marketable securities consist of marketable equity and debt securities.  Prior to 2018, any unrealized gains or losses on equity securities were recognized through other comprehensive income, net of deferred income taxes.  Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, our marketable equity securities will continue to be carried at fair value as noted above, but any unrealized gains or losses on the securities are now recognized as a component of other income included in the securities transactions, net on our Condensed Consolidated Statements of Income.    See Note 19.

	Market value	Cost basis	Unrealized losses, net
	(In millions)
December 31, 2017:
Current assets	$3.0	3.0	—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	250.0	—
Other	5.7	5.9	(.2)
Total	$255.7	255.9	(.2)
March 31, 2018:
Current assets	$.6	.6	—
Noncurrent assets:
The Amalgamated Sugar Company LLC	$250.0	250.0	—
Other	8.1	8.3	(.2)
Total	$258.1	258.3	(.2)

All of our marketable securities are accounted for as available-for-sale, which are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, except for our investment in The Amalgamated Sugar Company LLC (“Amalgamated”). Our investment in Amalgamated is measured using significant unobservable inputs, which are Level 3 inputs. Please refer to Note 6 in our 2017 Annual Report for a complete description of the valuation methodology for our investment in Amalgamated. There have been no changes to the carrying value of this investment during the periods presented. See Note 18.  Our other marketable securities, which consist of marketable equity and debt securities, are not material.

Note 7—Other noncurrent assets:

	December 31, 2017	March 31, 2018
	(In millions)
Other noncurrent assets:
Land held for development	$126.6	$128.9
Restricted cash	9.9	9.3
Land contract receivables	—	9.9
IBNR receivables	6.8	6.8
Pension asset	4.2	6.2
Notes receivable - OPA	—	3.1
Other	26.6	25.4
Total	$174.1	$189.6

Land contract receivables classified as a noncurrent asset relate to our Real Estate Management and Development Segment.  Such receivables relate to certain fees we collect from builders when the builder sells a home to a customer, as discussed in Note 19.

As disclosed in Note 18 to our 2017 Annual Report under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, if LandWell develops certain real property for commercial and residential purposes in a master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to us through tax increment.  The maximum reimbursement under the OPA is $209 million, and is subject to, among other things, completing construction of approved qualifying public infrastructure, transferring title of such infrastructure to the City of Henderson, receiving approval from the Redevelopment Agency of the funds expended to be eligible for tax increment reimbursement and the existence of a sufficient property tax valuation base and property tax rates in order to generate tax increment reimbursement funds.   We are entitled to receive 75% of the tax increment generated by the master planned community through 2036, subject to the qualifications and limitations indicated above.  Public infrastructure costs previously incurred for which the Redevelopment Agency had provided its approval for tax increment reimbursement but we had not yet received such reimbursement through tax increment receipts aggregated $3.1 million at December 31, 2017.  Such amount is evidenced by a promissory note issued to LandWell by the City of Henderson.

Prior to 2018, due to the significant uncertainty of the timing and amount of any of such potential tax increment reimbursements, we recognized any such tax increment reimbursements only when received.  However, due to growth in the master planned community and the increase in tax increment funds to which we are entitled, we determined in the first quarter of 2018 we expected the tax increment reimbursements to be collected in the future would at least be sufficient to support recognizing the $3.1 million note payable issued by the City of Henderson to us.  The note payable bears interest at 6% annually and the note expires in 2036.  Any unpaid balances in 2036 are forfeit.  See Note 13.

Note 8—Long-term debt:

	December 31, 2017	March 31, 2018
	(In millions)
Valhi:
Snake River Sugar Company	$250.0	$250.0
Contran credit facility	284.3	320.6
Total Valhi debt	534.3	570.6
Subsidiary debt:
Kronos:
Senior Secured Notes	471.1	485.0
Tremont:
Promissory note payable	13.1	10.9
BMI:
Bank loan – Western Alliance Bank	18.8	18.8
LandWell:
Note payable to the City of Henderson	2.5	2.5
Other	3.3	3.2
Total subsidiary debt	508.8	520.4
Total debt	1,043.1	1,091.0
Less current maturities	1.6	1.6
Total long-term debt	$1,041.5	$1,089.4

Valhi – Contran credit facility – In connection with the sale of WCS discussed in Note 3, immediately prior to the closing of the sale, Contran transferred its associated receivable of $36.3 million from WCS to Valhi, in return for a deemed $36.3 million borrowing by Valhi under its revolving credit facility with Contran.  The average interest rate on the existing balance as of and for the three months ended March 31, 2018 was 5.75% and 5.53%, respectively. At March 31, 2018, the equivalent of $39.4 million was available for borrowing under this facility.

Kronos – Senior Secured Notes -  At March 31, 2018, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $7.5 million.

North American and European revolving credit facilities– During the first three months of 2018, Kronos had no borrowings or repayments under its North American revolving credit facility and its European revolving credit facility.  At March 31, 2018, approximately $115.2 million was available for additional borrowing under the North American Revolving credit facility.  Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2018 and the net debt to EBITDA financial test, the full €90.0 million of the credit facility ($110.8 million) is available for borrowing availability at such date.

Tremont – Promissory note payable – In January 2018, and following Tremont’s sale of certain land held for investment, discussed in Note 13, Tremont prepaid (without penalty) $2.2 million principal amount on the note as required under the terms of the note agreement.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2018.

Note 9—Accounts payable and accrued liabilities:

	December 31, 2017	March 31, 2018
	(In millions)
Accounts payable:
Kronos	$107.9	$117.3
CompX	2.3	2.8
BMI and LandWell	3.7	3.5
NL	1.8	1.2
Other	.4	.4
Payable to affiliates:
Contran – trade items	—	.1
LPC – trade items	16.2	13.8
Employee benefits	36.3	36.8
Deferred income	28.3	24.7
Accrued sales discounts and rebates	14.3	28.8
Environmental remediation and related costs	6.8	19.7
Interest	5.5	1.3
Other	33.6	39.6
Total	$257.1	$290.0

Note 10—Other noncurrent liabilities:

	December 31, 2017	March 31, 2018
	(In millions)
Reserve for uncertain tax positions	$16.5	$16.9
Deferred income	15.7	18.4
Employee benefits	8.4	8.7
Insurance claims and expenses	9.1	9.4
Deferred payment obligation	9.3	9.4
Accrued development costs	6.1	7.5
Other	8.5	9.0
Total	$73.6	$79.3

Note 11 – Revenue Recognition

Chemicals and Component Products Segments - Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms.  Effective January 1, 2018 with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), see Note 19, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and such payment being probable of occurring.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products.  Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers.  As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component.  We state sales net of price, early payment and distributor discounts as well as volume rebates (collectively, variable consideration).   Variable consideration, to the extent present, is recognized as the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.   Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Frequently, we receive orders for products to be delivered over dates that may extend across reporting periods. We invoice for each delivery upon shipment and recognize revenue for each distinct shipment when all sales recognition criteria for that shipment have been satisfied. As scheduled delivery dates for these orders are within a one year period, under the optional exemption provided by ASC 606, we do not disclose sales allocated to future shipments of partially completed contracts.

Real Estate Management and Development Segment – Our sales involve providing utility services, among other things, to an industrial park located in Henderson, Nevada and we are responsible for the delivery of water to the city of Henderson and various other users through a water distribution system we own.  These sales involve single performance obligations and  we record revenue when we satisfy our performance obligations to our customers generally after the service is performed and our customers become obligated to pay us and such payment being probable of occurring.  Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our services.  Prices for our products are based on contracted rates and do not include financing components, noncash consideration or consideration paid to our customers.  As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component.

Our revenues also are related to efforts to develop certain real estate in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis, involve single performance obligations, and generally require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price.  We recognize land sales revenue associated with the residential/planned community over time using cost based input methods.  Land sales associated with the residential/planned community have variable consideration components which are based on a percentage of the builder’s ultimate selling price of residential housing unit to their customer (generally 3.5% of such sales price).  The amount we recognize when a parcel is sold to a home builder is the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.   By recognizing revenue over time using cost based input methods, revenues (including variable consideration) and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred relative to the parcels sold.  Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period.  The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.   We also receive variable consideration of 1% tied to the builders ultimate selling price to their customers which is intended to recover our expenses for marketing the entire residential/planned community.  Because we control and direct the marketing campaign we recognize both the revenues and expenses on a gross basis.   We record estimated deferred revenue on the amount to which we are most-likely to be entitled and deferred revenue is recognized into revenue as the housing units are sold.

Disaggregation of sales–The following table disaggregates the net sales of our Chemicals Segment the categories that depict how the nature, amount timing and uncertainty of revenue and cash flows are affected by economic factors (as required by ASC 606).

	Three months ended March 31,
	2017	2018
	(In millions)
Net sales – point of origin:
Germany	$183.6	$234.5
United States	205.7	196.8
Canada	77.9	71.6
Belgium	58.1	69.7
Norway	47.3	53.1
Eliminations	(202.8)	(195.3)
Total	$369.8	$430.4

Net sales – point of destination:
Europe	$179.7	$233.9
North America	124.0	127.0
Other	66.1	69.5
	$369.8	$430.4

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended March 31,
	2017	2018
	(In millions)
Component Products:
Net sales:
Security products	$26.0	$24.1
Marine components	3.9	4.3
	$29.9	$28.4

Real Estate Management and Development:
Net sales:
Land sales	$3.7	$5.8
Water delivery	1.3	.9
Utility and other	.6	.5
	$5.6	$7.2

Note 12—Employee benefit plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2017	2018
	(In millions)
Service cost	$2.7	$3.0
Interest cost	3.8	4.0
Expected return on plan assets	(3.2)	(4.0)
Amortization of unrecognized prior service cost	.1	.1
Recognized actuarial losses	3.6	3.8
Total	$7.0	$6.9

The components of our net periodic other postretirement benefit cost are presented in the table below.

	Three months ended March 31,
	2017	2018
	(In millions)
Interest cost	$.1	$.1
Amortization of prior service credit	(.2)	(.3)
Recognized actuarial gains	(.1)	—
Total	$(.2)	$(.2)

Upon the adoption of ASU ASU 2017-07, Compensation— Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, our net periodic defined benefit pension cost and other postretirement benefit cost, other than the service cost component, is presented as a separate line item (“Other components of net periodic pension and OPEB expense”) in our Condensed Consolidated Statements of Income for all periods presented.  See Note 19. We expect to contribute the equivalent of approximately $18.9 million and $1.0 million, respectively, to all of our defined benefit pension plans and other postretirement benefit plans during 2018.

Note 13—Other income, net:

	Three months ended March 31,
	2017	2018
	(In millions)
Securities earnings:
Dividends and interest	$7.0	$8.3
Currency transactions, net	(.2)	(5.0)
Insurance recoveries	.1	.2
Infrastructure reimbursement	.2	3.8
Gain on land sales	—	12.5
Other, net	.7	.6
Total	$7.6	$20.4

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  See Note 17.

Infrastructure reimbursement costs relate principally to tax increment reimbursements of our Real Estate Management and Development Segment discussed in Note 7.

In the first quarter of 2018 we sold two parcels of land not used in our operating activities.  We sold the first parcel for net proceeds of $18.9 million, and recognized a pre-tax gain on the sale of $11.9 million. We were required under our debt agreement with NERT to use a portion of the net proceeds received for the property to pay down our note balance and accordingly we made $2.2 million in principal payments on our debt, see Note 8.  In addition NL sold excess property with a nominal book value for proceeds of $.6 million.

Note 14—Income taxes:

	Three months ended March 31,
	2017	2018
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$14.7	$22.4
Incremental net tax on earnings and losses of non-U.S. and non-tax group companies	11.2	4.1
Non-U.S. tax rates	(2.4)	7.0
Valuation allowance	(5.0)	.3
Adjustment to the reserve for uncertain tax positions, net	.5	1.6
Canada – Germany APA	—	(1.4)
Nondeductible expenses	.4	.4
Domestic production activities deduction	(.6)	—
U.S. state income taxes and other, net	(.2)	1.8
Income tax expense	$18.6	$36.2
Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$18.6	$36.2
Discontinued operations	(.8)	20.1
Retained earnings – change in accounting principle	—	1.1
Other comprehensive income (loss):
Currency translation	1.8	1.4
Pension plans	.9	1.5
OPEB plans	(.1)	(.1)
Interest rate swap	.4	—
Marketable securities	(.1)	—
Total	$20.7	$60.2

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 35% in 2017 and 21% in 2018.  The amount shown on such table for incremental net tax (benefit) on earnings and losses on non-U.S. and non-tax group companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current-year change in the aggregate amount of undistributed earnings of our Chemicals Segment’s Canadian subsidiary and, beginning in 2018, the post-1986 undistributed earnings of our Chemicals Segment’s European subsidiaries (such post-1986 undistributed earnings were subject to a permanent reinvestment plan until December 31, 2017), (ii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code, (iv) deferred income taxes associated with our direct investment in Kronos  and (v) current and deferred income taxes associated with distributions and earnings from our investment in LandWell and BMI.

Our Chemicals Segment has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our Chemicals Segment’s German and Belgian net deferred income tax assets at such date.  We continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017, and during the first quarter of 2017 Kronos recognized an aggregate non-cash deferred income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period.  As also discussed in the 2017 Annual Report, at June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our Chemicals Segment’s German and Belgian operations.

As discussed in the 2017 Annual Report, on December 22, 2017, the 2017 Tax Act was enacted into law. This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018;

(ii) implemented a territorial tax system and imposed a one-time repatriation tax (“Transition Tax”) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018;  (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (“GILTI”) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (“BEAT”) beginning in 2018; and (vi) amended the rules limiting the deduction for business interest expense beginning in 2018.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

Under GAAP, we are required to revalue our net deferred tax liability associated with our U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax as of December 31, 2017. Such revaluation resulted in a provisional non-cash deferred income tax benefit of $77.1 million recognized as of December 31, 2017 in continuing operations, reducing our net deferred income tax liability.   The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.      We have not made any additional measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because we are still waiting on additional guidance that may impact the income tax effects of the new legislation recognized at December 31, 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 and is netted with our current receivables from affiliates (income taxes receivable from Contran) classified as a current asset in our Condensed Consolidated Balance Sheet, and the remaining $70.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Contran) classified as a noncurrent liability in our Condensed Consolidated Balance Sheet and will be paid in increments over the remainder of the eight year period.  We have not made any measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because no new information became available during the period that required an adjustment.  We are continuing to gather information and await further guidance, primarily from the state jurisdictions in which we operate, and given the complexities of these new rules and the long time period over which information about our subsidiaries is needed, further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the amount of the Transition Tax recognized in the fourth quarter of 2017. We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested. Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-cash deferred income tax expense of $5.3 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We have not made any measurement-period adjustments to the provisional amounts recorded at

December 31, 2017 for this item during the first quarter of 2018. However, we recorded a provisional non-cash deferred income tax expense of $.8 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in the first quarter of 2018.  We are continuing our review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which we operate that may impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries. We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118., and if we determine an adjustment to the provisional amount recognized at December 31, 2017 and March 31, 2018 are required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, we performed an analysis of GILTI’s impact on our provision and determined the impact is not material.  Because the impact is not material to our tax provision, we have not recorded any adjustments related to potential GILTI tax in our financial statements in the first quarter of 2018.  Further, we have not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  We will complete our policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if we determine such policy election impacts our provision, we will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, we have evaluated the tax impact of BEAT on our tax provision in the first quarter of 2018 and determined that the tax law has no material impact on our tax provision as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.

The 2017 Tax Act  amended the rules limiting the deduction for business interest expense beginning in 2018.  The limitation applies to all taxpayers and our annual deduction for business interest expense is limited to the sum of our business interest income and 30% of our adjusted taxable income as defined under the 2017 Tax Act.  Any business interest expense not allowed as a deduction as a result of the limitation may be carryforward indefinitely and is treated as interest paid in the carryforward year subject to the respective year’s limitation.  We have determined that our interest expense for 2018 is limited under these provisions, in part because of the loss we recognized on the sale of WCS for income tax purposes. We have concluded that we are required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to a portion of our deferred tax asset attributable to the nondeductible amount of business interest expense carryforward.  Consequently, our provision for income taxes in the first quarter of 2018 includes a non-cash deferred income tax expense of $5.9 million for the amount of such deferred income tax asset that we have determined does not meet the  more-likely-than-not recognition criteria.  In accordance with the ASC 740 guidance regarding intra-period allocation of income taxes, such non-cash deferred income tax expense is classified as part of the income taxes associated with the pre-tax gain we recognized for financial reporting purposes on the sale of WCS, which is classified as part of discontinued operations as discussed in Note 3.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2017, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $157.6 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $173.0 million. During the first quarter of 2018, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $3.6 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period.  We recognized a similar non-cash deferred income tax expense of $10 million in the first quarter of 2017.   A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.  Due to uncertainties and complexities of the new legislation, we are still evaluating the impact of the one-time deemed repatriation of the post-1986 undistributed earnings of our non-U.S. subsidiaries up through December 31, 2017 as it relates to the income tax basis of our direct investment in Kronos.    Our deferred income tax liability with respect to our direct investment in Kronos and the deferred income taxes recognized at December 31, 2017 and March 31, 2018 represents our reasonable estimate and, in accordance with the guidance in SAB 118, such amounts are provisional and subject to adjustment as we obtain additional information and complete our analysis of the impact of the new legislation as it relates to the income tax basis of our direct investment in Kronos. We made no adjustments to the provisional amounts recorded at December 31,

2017 as it relates to the income tax basis of our direct investment in Kronos at such date in the first quarter of 2018. We will complete our accounting for these items within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if such estimates change, we will recognize an adjustment in the reporting period within the measurement period in which such adjustment is determined.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $1.8 million during the next twelve months primarily due to certain adjustments to our prior year returns and the expiration of certain statutes of limitations.

Note 15—Noncontrolling interest in subsidiaries:

	December 31, 2017	March 31, 2018
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$204.9	$217.5
NL Industries	71.1	74.1
CompX International	17.8	18.2
BMI	26.0	27.5
LandWell	22.5	25.1
Total	$342.3	$362.4

	Three months ended March 31,
	2017	2018
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$7.2	$13.8
NL Industries	1.4	2.4
CompX International	.4	.5
BMI	—	.6
LandWell	.1	1.2
Total	$9.1	$18.5

Note 16—Accumulated other comprehensive loss:

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three months ended March 31, 2017 and 2018 are presented in the table below.

	Three months ended March 31,
	2017	2018
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.7	$1.7
Other comprehensive income– unrealized losses arising during the period	—	(.1)
Balance at end of period	$1.7	$1.6
Interest rate swap:
Balance at beginning of period	$(1.2)	$—
Other comprehensive income:
Reclassification adjustment for amounts included in interest expense	.4	—
Balance at end of period	$(.8)	$—
Currency translation adjustment:
Balance at beginning of period	$(88.5)	$(54.1)
Other comprehensive income	5.4	7.2
Balance at end of period	$(83.1)	$(46.9)
Defined benefit pension plans:
Balance at beginning of period	$(137.0)	$(129.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	2.0	1.9
Balance at end of period	$(135.0)	$(127.1)
OPEB plans:
Balance at beginning of period	$3.1	$2.4
Other comprehensive loss – amortization of prior service credit	(.2)	(.2)
Balance at end of period	$2.9	$2.2
Total accumulated other comprehensive income (loss):
Balance at beginning of period	$(221.9)	$(179.0)
Other comprehensive income	7.6	8.8
Balance at end of period	$(214.3)	$(170.2)

See Note 12 for amounts related to our defined benefit pension plans and OPEB plans.

Note 17 – Commitments and contingencies:

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

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions and we have determined that liability to us which may result, if any, cannot be reasonably estimated at this time because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In one of these lead pigment cases, in April 2000 NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al, (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against former lead pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the judge issued a judgment finding NL, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement.  The trial court’s judgment also found that to the extent any abatement funds remained unspent after four years, such funds were to be returned to the defendants.  In February 2014, NL filed a motion for a new trial, and in March 2014 the trial court denied the motion.  Subsequently in March 2014, NL filed a notice of appeal with the Sixth District Court of Appeal for the State of California. On November 14, 2017, the Sixth District Court of Appeal issued its opinion, upholding the trial court’s judgment, except that it reversed the portion of the judgment requiring abatement of homes built between 1951 and 1980 which significantly reduced the number of homes subject to the abatement order.  In addition, the appellate court ordered the case be remanded to the trial court to recalculate the amount of the abatement fund, to limit it to the amount necessary to cover the cost of investigating and remediating pre-1951 homes, and to hold an evidentiary hearing to appoint a suitable receiver.  In addition, the appellate court found that NL and the other defendants had the right to seek recovery from liable parties that contributed to a hazardous condition at a particular property.  Subsequently, NL and the other defendants filed a Petition with the California Supreme Court seeking its review of a number of issues.  On February 14, 2018, the California Supreme Court denied such petition.  NL and the other defendants have indicated they intend to file an appeal with the U.S. Supreme Court, seeking its review of two federal issues in the trial court’s original judgment.  Review by the U.S. Supreme Court is discretionary, and there can be no assurance that the U.S. Supreme Court would agree to hear any such appeal that we and the other defendants would file, or if they would agree to hear any such appeal, that the U.S. Supreme Court would rule in favor of NL and the other defendants.  NL and the other defendants intend to seek a stay of the case in the trial court, pending its appeal to the U.S. Supreme Court. Granting of such a stay by the appellate court is discretionary.  If no such stay is issued, the remand to the trial court would proceed, and under such remand the trial court would, among other things, (i) recalculate the amount of the abatement fund, excluding remediation of homes built between 1951 and 1980, (ii) hold an evidentiary hearing to appoint a suitable receiver for the abatement fund and (iii) enter an order setting forth its rulings on these issues.  NL believes any party will have a right to appeal any of these new decisions made by the trial court from the remand of the case.

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

Accordingly, the total ultimate amount of any abatement fund, and NL’s share of any abatement is not presently known.   For all the reasons noted above, NL has concluded that the amount of loss for this matter cannot be reasonably estimated at this time (nor can any reasonable range of loss be estimated).  However, as with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process and the remand proceedings in the trial court, that NL may in the future incur some liability resulting in the recognition of a loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2017 and March 31, 2018, receivables for recoveries were not significant.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2018 are presented below.

Amount
(In millions)
Balance at the beginning of the year	$117.5
Additions charged to expense, net	4.3
Payments, net	(.5)
Balance at the end of period	$121.3
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$19.7
Noncurrent liabilities	101.6
Total	$121.3

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2018, NL had accrued approximately $116 million related to approximately 38 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $147 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2018, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5.3 million at March 31, 2018 for other environmental cleanup matters.

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

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2017 Annual Report.

Other litigation

NL—– NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 106 of these types of cases pending, involving a total of approximately 579 plaintiffs. In addition, the claims of approximately 8,676 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Note 18—Fair value measurements and financial instruments:

The following table summarizes the valuation of our marketable securities, financial instruments and other items recorded on a fair value basis as of:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Asset
December 31, 2017:
Marketable securities:
Current	$3.0	$—	$3.0	$—
Noncurrent	255.7	1.3	4.4	250.0
March 31, 2018:
Marketable securities:
Current	$.6	$—	$.6	$—
Noncurrent	258.1	3.0	5.1	250.0

See Note 6 for information on how we determine fair value of our noncurrent marketable securities.

Certain of our sales generated by Chemicals Segment’s non-U.S. operations are denominated in U.S. dollars. Our Chemicals Segment periodically uses currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. Derivatives that we use are primarily currency forward contracts and interest rate swaps.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.  During 2017 and the first quarter of 2018, Kronos had no currency forward contracts outstanding.

Interest rate swap contract -  See the 2017 Annual Report for a discussion of the interest rate swap Kronos had entered into in August 2015, and which was voluntarily terminated in September 2017.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2017		March 31, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$461.7	$461.7	$503.5	$503.5
Deferred payment obligation	9.3	9.3	9.4	9.4
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	471.1	495.1	485.0	506.6
Snake River Sugar Company fixed rate loans	250.0	250.0	250.0	250.0
Valhi credit facility with Contran	284.3	284.3	320.6	320.6
Tremont promissory note payable	13.1	13.1	10.9	10.9
BMI bank note payable	18.8	19.7	18.8	19.7
LandWell note payable to the City of Henderson	2.5	2.5	2.5	2.5

At March 31, 2018, the estimated market price of Kronos’ Senior Notes was €1,029 per €1,000 principal amount.  The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of our fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of our investment in Amalgamated, which collateralizes the nonrecourse loans (this is a Level 3 input). The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values.  See Note 8.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 9.

Note 19—Recent accounting pronouncements:

Adopted

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) for all contracts which were not completed as of January 1, 2018 using the modified retrospective method.  Prior to adoption of this standard, we recorded sales of our Chemicals and Component Products Segments when our products were shipped and title and other risks and rewards of ownership had passed to our customer, which was generally at the time of shipment (although in some instances shipping terms were FOB destination point, for which we did not recognize revenue until the product was received by our customer).  Following adoption of this standard, we will record sales of our Chemicals and Component Products Segments when we satisfy our performance obligation to our customers by transferring control of our products to them, which we have determined is at the same point in time as when we would have recognized revenue prior to adoption of this new standard.  Accordingly, the adoption of Topic 606 as of January 1, 2018 did not have a material impact on our consolidated financial statements as it relates to sales of our Chemicals and Component Products Segments, and we believe adoption of this standard will have a minimal effect on our revenues of our Chemicals and Component Products Segments on an ongoing basis.  See Note 11.

Revenues from our Real Estate Management and Development Segment are generally under long-term contracts.  We collect certain fees from builders when the builder sells a home to a customer which we previously recognized when received and now beginning on January 1, 2018 we recognize these fees as revenue at the time we sell the parcels to the builder versus our previous practice which did not recognize revenue until the homes were sold. Accordingly, upon adoption of ASU 2014-09, such fees we collect from builders when the builder sells a home to a customer are now estimated at the time we sell a parcel to a builder, and such fees are part of the revenue we recognize over time using cost based input methods for our retail land sales in the case of the home participation fee or over the time the homes in the parcel are sold in the case of the marketing fee.  Under the transition requirements for adopting this ASU, we recognized the cumulative amount of such revenue that we would have recognized through December 31, 2017, had we recognized such builder fees under this new accounting method ($6.1 million, or $2.7 million, net of applicable income taxes and noncontrolling interest), as a direct increase in our retained earnings as of January 1, 2018.  A portion of such builder fees are expected to be collected more than twelve months from the balance sheet date, and such amounts are classified as a noncurrent asset (Land contract receivables), see Note 7.   In addition to recognizing such $6.1 million receivable, we recognized a contract asset of $8.8 million and an offsetting liability for deferred revenue of $8.8 million upon the adoption of this ASU for the estimated amount of such builder fees which we expect to receive from future home sales by the builders, which builder fees are not yet recognizable as revenue (and a portion of such contract asset is also classified as a noncurrent receivable along with an equal amount of noncurrent deferred revenue).  Had we recognized revenue in the first quarter of 2018 on the same basis we did in 2017, our land sales revenue would have been higher by $.4 million dollars in the first quarter of 2018.

On January 1, 2018, we adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects related to the recognition, measurement, presentation and disclosure of financial instruments.  The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to generally be measured at fair value with changes in fair value recognized in net income (previously, changes in fair value of such securities were recognized in other comprehensive income).  The amendment also requires a number of other changes, including among others:  simplifying the impairment assessment for equity instruments without readily determinable fair values; eliminating the requirement for public business entities to disclose methods and assumptions used to determine fair value for financial instruments measured at amortized cost; requiring an exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and liabilities by measurement category and form of asset.  We adopted the new standard prospectively.  The most significant aspect of adopting this ASU is the requirement to recognize changes in fair value of our available-for-sale marketable equity securities in net income. At December 31, 2017, our portfolio of marketable equity securities was not material.

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). We adopted the amendments in ASU 2017-06 beginning in the first quarter of 2018, with retrospective presentation in our Condensed Consolidated Statements of Income.  We began applying ASU 2017-07 prospectively beginning on January 1, 2018 as it relates to the capitalization of the service cost component of net benefit cost into assets (primarily inventory).  We are availing ourselves of the practical expedient that permits us to use amounts we previously disclosed as components of our net periodic defined benefit pension and OPEB cost for periods prior to the adoption of this ASU as the estimation basis for applying the retrospective presentation requirements.  As a result we have reclassified $2.6 million and $1.7 million previously classified as part of cost of sales and selling, general and administrative expenses, respectively, for the three months ended March 31, 2017, to “Other components of net periodic pension and OPEB cost” in our Condensed Consolidated Statement of Income.  See Note 12.

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of–use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are currently in the process of assessing all of our current leases across all of our segments.  We have not yet evaluated the effect this ASU will have on our Condensed Consolidated Financial Statements, but given the material amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 discussed in Note 18 to our 2017 Annual Report, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

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

On January 26, 2018 we completed the sale of our Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS' third-party indebtedness and other liabilities, accordingly the results of operations of our Waste Management Segment is reflected as discontinued operations in our Consolidated Statements of Operations for all periods presented.  We recognized a pre-tax gain of approximately $57 million on the transaction in the first quarter of 2018 because the carrying value of the liabilities of the business assumed by the purchaser exceeded the carrying value of the assets sold at the time of sale in large part due to a long-lived asset impairment of $170.6 million recognized with respect to the Waste Management Segment in the second quarter of 2017. Such pre-tax gain is classified as part of discontinued operations.  Our Waste Management Segment, which operated in the low-level radioactive, hazardous, toxic and other waste disposal industry historically struggled to generate sufficient recurring disposal volumes to generate positive operating results or cash flows.  We believe the sale will enable us to focus more effort on continuing to develop our remaining segments which we believe have greater opportunity for higher returns.  See Note 3 to our Condensed Consolidated Financial Statements.

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

Operations Overview

Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017 —

We reported net income from continuing operations attributable to Valhi stockholders of $51.7 million or $.15 per diluted share in the first quarter of 2018 compared to $14.4 million or $.04 per diluted share in the first quarter of 2017.   As discussed more fully below, our net income from continuing operations attributable to Valhi stockholders increased from 2017 to 2018 primarily due to the net effects of:

•	higher operating income from our Chemicals Segment in 2018 compared to 2017;
•	recognition of a gain on sale of land of $12.5 million in 2018;
•

the recognition of a $5.0 million non-cash deferred income tax benefit in 2017 as a result of the net decrease in our deferred income tax asset valuation allowances associated with our German and Belgian operations; and

•	higher litigation, environmental and related expenses in 2018.

Our net diluted income from continuing operations per share in 2018 includes a gain of $.03 per share related to the sale of land not used in our operations.  Our net diluted income from continuing operations per share in 2017 includes a non-cash deferred income tax benefit of $.01 per share as a result of the net decrease in our deferred income tax asset valuation allowances associated with our German and Belgian operations.

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

However, we currently expect to report lower net income from continuing operations attributable to Valhi stockholders for 2018 as compared to 2017, primarily because the favorable impact of higher expected operating income in 2018 would be more than offset by the favorable impact of the aggregate net income tax benefit we recognized in 2017 (mostly in the second, third and fourth quarters of 2017, as discussed in the 2017 Annual Report).

Segment Operating Results—2017 Compared to 2018 –

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

	Three months ended March 31,
	2017	2018	% Change
	(Dollars in millions)
Net sales	$369.8	$430.4	16%
Cost of sales	264.2	256.1	(3)
Gross margin	$105.6	$174.3	65
Operating income	$59.1	$110.6	87
Percent of net sales:
Cost of sales	71%	60%
Gross margin	29	40
Operating income	16	26
Ti02 operating statistics:
Sales volumes*	143	125	(13)%
Production volumes*	145	133	(8)
Percent change in net sales:
Ti02 product pricing			26%
Ti02 sales volumes			(13)
Ti02 product mix			(5)
Changes in currency exchange rates			8
Total			16%
*	Thousands of metric tons

Industry conditions and 2017 overview – Due to the successful implementation of previously-announced price increases, average selling prices rose throughout 2017 and into the first quarter of 2018.  Our Chemicals Segment’s average TiO2 selling prices at the end of 2017 were 27% higher than at the end of 2016.  Our Chemicals Segment’s average selling prices at the end of the first quarter of 2018 were 4% higher than at the end of 2017, with higher prices in the European, North American and export markets, partially offset by lower prices in Latin America.  Our Chemicals Segment experienced lower sales volumes in all major markets in the first quarter of 2018 as compared to the record sales volumes achieved in the same period of 2017.

Our Chemicals Segment operated its production facilities at approximately 95% of practical capacity in the first quarter of 2018 compared to full practical capacity utilization rates in the first quarter of 2017.

Due to a moderate rise in the cost of third-party feedstock ore we procured in 2017, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first three months of 2018 was higher as compared to the first three months of 2017 (excluding the effect of changes in currency exchange rates).

Net sales – Our Chemicals Segment’s net sales in the first quarter of 2018 increased 16%, or $60.6 million, compared to the first quarter of 2017 primarily due to the net effect of a 26% increase in average TiO2 selling prices (which increased net sales by approximately $96 million) and a 13% decrease in sales volumes (which decreased net sales by approximately $48 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 13% in the first quarter of 2018 as compared to the record first quarter sales volumes of 2017 primarily due to lower sales in all major markets resulting from a controlled ramp-up in January 2018 as we brought the second phase of our new global enterprise resource planning system online, and as inventory levels remained tight (in part due to lower production volumes in the first quarter of 2018, as discussed below) we undertook efforts to assure adequate supply during the spring and summer months.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $31 million as compared to the first quarter of 2017.

Cost of Sales and Gross Margin—Our Chemicals Segment’s cost of sales decreased 3% in the first quarter of 2018 compared to the first quarter of 2017 due to the net effect of a 13% decrease in sales volumes, an 8% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $12 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the first quarter of 2018 compared to the record production volumes in the first quarter of 2017 was primarily due to the timing of scheduled maintenance at certain facilities in 2018 as well as the implementation of a productivity-enhancing improvement project at our Belgian facility.  Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 60% in the first quarter of 2018 compared to 71% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and  higher raw materials and other production costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 40% in the first quarter of 2018 compared to 29% in the first quarter of 2017.  As discussed and quantified above, our Chemicals Segment’s gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Operating Income—Our Chemicals Segment’s operating income increased 87% in the first quarter of 2018 compared to the first quarter of 2017, and operating income as a percentage of net sales increased to 26% in 2018 from 16% in 2017.  This increase in operating income was driven by the increase in gross margin, discussed above.  We estimate that changes in currency exchange rates increased income from operations by approximately $1 million in the first quarter of 2018 as compared to the same period in 2017, as discussed below.  Our Chemicals Segment’s operating income was also effected by increased higher general and administrative costs related to the implementation of a new accounting and manufacturing software system, higher sales support costs and currency fluctuations (primarily the euro).

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.5 million in the first quarter of 2017 and $.6 million in the same period of 2018, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates three months ended March 31, 2018 vs March 31, 2017

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$31	$31
Income from operations	—	(5)	(5)	6	1

The $31 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2018 as compared to 2017.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2018 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $1 million increase in operating income was comprised of the following:

•

Approximately $5 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $6 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Outlook—We expect our Chemicals Segment’s production volumes in 2018 to be slightly lower as compared to the record 2017 production volumes.  Assuming current global economic conditions continue and based on anticipated production levels, we expect our Chemicals Segment’s 2018 sales volumes to be slightly lower as compared to record 2017 sales volumes.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

The cost of third-party feedstock ore our Chemicals Segment purchased in the first quarter of 2018 was higher as compared to the fourth quarter of 2017, and such higher cost feedstock ore will be reflected in our results of operations beginning in the second quarter of 2018.  We expect our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in 2018 will be moderately higher than our per-metric ton cost in 2017 primarily due to higher third-party feedstock ore costs.

Our Chemicals Segment started 2018 with average selling prices 27% higher than the beginning of 2017, and average selling prices increased by an additional 4% in the first three months of 2018.  Industry data indicates that overall TiO2 inventory held by producers remained at low levels throughout 2017 and into the first quarter of 2018.  We continue to see evidence of strong demand for our TiO2 products across nearly all segments, which could lead to additional selling price increases during the remainder of 2018 (although the magnitude of selling price increases we would achieve for all of 2018 would not be expected to be comparable to the magnitude of selling price increases we achieved during 2017).

Overall, we expect our Chemicals Segment’s sales in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices, and we expect our Chemicals Segment’s operating income in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices in 2018 as compared to 2017, partially offset by higher raw material costs (principally feedstock ore).

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

Three months ended March 31,
2017		2018	% Change
(Dollars in millions)
Net sales	$29.9	$28.4	(5)%
Cost of sales	20.3	18.9	(7)
Gross margin	$9.6	$9.5	(2)

Operating income	$4.5	$4.4	(3)

Percent of net sales:
Cost of sales	68%	67%
Gross margin	32	33
Operating income	15	15

Net Sales — Our Component Products Segment’s net sales decreased $1.5 million in the first quarter of 2018 compared to the same period of 2017, primarily due to lower security products sales volumes to existing government security customers of $1.1 million and to a lesser extent lower sales to an original equipment manufacturer of recreational transportation products of $.3 million, partially offset by higher marine components sales for the quarter. Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Sales and Gross Margin — Our Component Products Segment’s cost of sales as a percentage of sales decreased 1% in the first quarter of 2018 compared to the same period in 2017.  As a result, gross profit as a percentage of sales increased over the same period. The increase in gross profit percentage is due to reduced fixed costs at security products, primarily resulting from headcount reductions made in 2017, and manufacturing efficiencies and improved fixed cost leverage at marine components. Gross margin dollars decreased due to lower sales at security products.

Operating Income — Our Component Products Segment operating income for the first quarter of 2018 was comparable to the same period of 2017 as a result of the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Outlook— As expected, our Component Products Segment’s first quarter sales did not match the levels achieved in early 2017 due to more normalized demand from existing government customers and lower sales to the transportation market, where a significant customer of the segment continues to experience weakened sales volumes, in 2018. While we expect continued softness in transportation sales, full year sales of security products to existing government customers should be comparable to 2017. We expect our Component Products Segment’s sales for full year 2018 to meet or exceed 2017 based on anticipated growth in sales to other security products markets and continued growth in marine component sales, where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Real Estate Management and Development  –

	Three months ended March 31,
	2017	2018
	(In millions)
Net sales	$5.6	$7.2
Cost of sales	4.2	5.7
Gross margin	$1.4	$1.5

Operating income	$.5	$3.8

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

In December 2013 and through the first quarter of 2018, LandWell has closed or entered into escrow on approximately 480 acres of the residential/planned community and approximately 65 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Because land held for development was initially recognized at estimated fair value at the acquisition date as required by ASC Topic 805, we do not expect to recognize significant operating income on land sales for the land currently under contract. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development Segment in the first quarter of 2017 and 2018 consisted of revenues from land sales. We recognized $5.8 million in revenues on land sales during the first quarter of 2018 compared to $3.7 million in the first quarter of 2017. As noted above we recognize revenue in our residential/planned community under percentage completion accounting and a large majority of the revenue we recognized in 2017 and 2018 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 470 acres of the residential planned community and certain other acreage which closed in December 2015 and through the first quarter of 2018. Cost of sales related to land sales revenues was $4.3 million in the first quarter of 2018 and $2.7 million in the first quarter of 2017.  Operating income in the first quarter of 2018 also includes $3.1 million of income related to the recognition of tax increment reimbursement note receivables which we now believe we can recognize, as discussed in Note 7 to our Condensed Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts.

Outlook—We are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development. In the near term, we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. We expect the development work for the first phase of the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2019. We do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract because our basis in the land value is the December 2013 acquisition date fair value; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used, in part, to fund ongoing development work for the remainder of these properties. Beginning in the fourth quarter of 2017 we began sales of parcels that have a lower book value than the parcels previously sold, as a result we would expect to recognize more land sales related operating income in 2018 than in 2017.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2018 Compared to 2017

Securities Earnings—A significant portion of our interest and dividend income in both 2017 and 2018 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from the LLC of $6.3 million in each of the first quarter of 2017 and 2018.

Gain on Land Sales—In the first quarter of 2018 we sold two parcels of land not used in our operating activities. See Note 13 to our Condensed Consolidated Financial Statements.

Insurance Recoveries—Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. We have agreements with four former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. Substantially all of the insurance recoveries recognized in 2017 and 2018 relate to reimbursement of ongoing litigation defense costs. See Note 17 to our Condensed Consolidated Financial Statements.

Other General Corporate Items— Corporate expenses were 37% higher at $14.2 million in the first quarter of 2018 compared to $10.5 million in the first quarter of 2017. Corporate expenses increased due to higher litigation and related costs and environmental remediation and related costs in 2018 compared to 2017. Included in corporate expense are:

•	litigation and related costs at NL of $1.9 million in the first quarter of 2018 compared to $.6 million in the first quarter of 2017; and
•	environmental remediation and related costs of $4.3 million in the first quarter of 2018 compared to $3.1 million in the first quarter of 2017;

Overall, we currently expect that our net general corporate expenses in 2018 will be higher than in 2017 primarily due to higher expected litigation, remediation and related costs and higher administrative expenses.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 17 to our Condensed Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2018, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2018, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 17 to our Condensed Consolidated Financial Statements.

Interest Expense— Interest expense increased to $15.4 million in the first quarter of 2018 from $14.5 million in the first quarter of 2017 primarily due to the net effects of higher average debt levels in 2018 and higher average interest rates on variable-rate indebtedness.

We expect interest expense will be higher in 2018 as compared to 2017 due to higher average debt levels and higher average interest rates on variable-rate indebtedness.

Provision for Income Taxes (Benefit)—We recognized an income tax expense of $36.2 million in the first quarter of 2018 compared to income tax expense of $18.6 million in the first quarter of 2017.   Our income tax expense in the first quarter of 2017 includes a $5.0 million non-cash deferred income tax benefit as a result of the net decrease in our deferred income tax asset valuation allowances associated with our German and Belgian operations.  The difference is primarily due to the net effects of higher income from operations in the first quarter of 2018 which is partially offset by the decrease in U.S. Federal income tax rate as discussed below.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.  Prior to 2018, the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.  See Note 14 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Our Chemicals Segment has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, we have net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.

The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to our German and Belgian net deferred income tax assets at such date.  We continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017, and during the first quarter of 2017 we recognized an aggregate non-cash deferred income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period.  As also discussed in the 2017 Annual Report, at June 30, 2017, we concluded we had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to our German and Belgian operations.

As discussed in the 2017 Annual Report, on December 22, 2017, the 2017 Tax Act was enacted into law.  This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implemented a territorial tax system and imposed a one-time repatriation tax (“Transition Tax”) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018; (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (“GILTI”) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (“BEAT”) beginning in 2018; and (vi) amended the rules limiting the deduction for business interest expense beginning in 2018. Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

Under GAAP, we are required to revalue our net deferred tax liability associated with our U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax as of December 31, 2017. Such revaluation resulted in a provisional non-cash deferred income tax benefit of $77.1 million recognized as of December 31, 2017 in continuing operations, reducing our net deferred income tax liability.   The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.      We have not made any additional measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because we are still waiting on additional guidance that may impact the income tax effects of the new legislation recognized at December 31, 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our Chemicals Segment European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Chemicals Segment Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 and is netted with our current receivables from affiliates (income taxes receivable from Valhi) classified as a current asset in our Condensed Consolidated Balance Sheet, and the remaining $70.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in our Condensed Consolidated Balance Sheet and will be paid in increments over the remainder of the eight year period.  We have not made any measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because no new information became available during the period that required an adjustment.  We are continuing to gather information and await further guidance, primarily from the state jurisdictions in which we operate, and given the complexities of these new rules and the long time period over which information about our subsidiaries is needed, further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our Chemicals Segment European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Chemicals Segment Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, we determined effective December 31, 2017 that all of the post-1986 undistributed earnings of our European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 we recognized an aggregate provisional non-cash deferred income tax expense of $5.3 million based on our reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  We have not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first quarter of 2018.  However, we recorded a provisional non-cash deferred income tax expense of $.8 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of our non-U.S. subsidiaries in the first quarter of 2018.  We are continuing our review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which we operate that may impact our determination of the aggregate temporary differences attributable to our investments in our non-U.S. subsidiaries.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 and March 31, 2018 are required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, we performed an analysis of GILTI’s impact on our provision and determined the impact is not material.  Because the impact is not material to our tax provision, we have not recorded any adjustments related to potential GILTI tax in our financial statements in the first quarter of 2018.  Further, we have not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  We will complete our policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if we determine such policy election impacts our provision, we will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, we have evaluated the tax impact of BEAT on our tax provision in the first quarter of 2018 and determined that the tax law has no material impact on our tax provision as we have historically not entered into international payments between related parties that are unrelated to cost of goods sold.

Discontinued Operations—On January 26, 2018, we completed the sale of the Waste Management Segment to JFL-WCS Partners, LLC, an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of the Waste Management Segment's third-party indebtedness and other liabilities. We recognized a pre-tax gain of approximately $58 million on the transaction in the first quarter of 2018 because the carrying value of the liabilities of the business assumed by the purchaser exceeded the carrying value of the assets sold in large part due to the long-lived asset impairment of $170.6 million recognized in the second quarter of 2017 with respect to our Waste Management Segment.  Such pre-tax gain is classified as part of discontinued operations.  See Note 3 to our Consolidated Financial Statements for additional information.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest in operations of subsidiaries increased from 2017 to 2018 primarily due to increased earnings at Kronos.

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

Cash flows from operating activities increased to $47.7 million in the first quarter of 2018 from $36.5 million in the first quarter of 2017. This $11.2 million increase in cash provided by operations was primarily due to the net effect of the following items:

•	consolidated operating income of $118.8 million in the first quarter of 2018, an improvement of $54.7 million compared to an operating income of $64.1 million in the first quarter of 2017;
•	higher net cash paid for income taxes in 2018 of $9.2 million resulting from our increased profitability;
•	higher net distributions from our TiO2 manufacturing joint venture in 2018 of $8.6 million, primarily due to the timing of the joint venture’s working capital; and
•	an $11.0 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first quarter of 2018.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2017 to March 31, 2018, primarily as a result of relative changes in the timing of collections.
•	Kronos’ average days sales in inventory (“DSI”), increased from December 31, 2017 to March 31, 2018 principally due to higher inventory volumes.
•

CompX’s average DSO increased from December 31, 2017 to March 31, 2018.  Generally, we expect CompX’s average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter. Overall, our March 31, 2018 days sales outstanding compared to December 31, 2017 is in line with our expectations.

•

CompX’s average DSI was comparable for December 31, 2017 to March 31, 2018.  Normally, CompX’s average DSI will decrease between year-end and the end of the first calendar quarter due to higher seasonal sales in the first quarter.  However, average days sales in inventory for security products increased form December 31, 2017 to March 31, 2018, despite higher first quarter sales relative to the preceding quarter, due to a build in work-in-process inventories based on anticipated second quarter customer demand in certain markets.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2016	March 31, 2017	December 31, 2017	March 31, 2018
Kronos:
Days sales outstanding	65 days	66 days	63 days	76 days
Days sales in inventory	71 days	67 days	62 days	77 days
CompX:
Days sales outstanding	36 days	39 days	38 days	41 days
Days sales in inventory	79 days	69 days	79 days	79 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2017	2018
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$1.5	$20.0
Kronos	41.6	58.1
NL exclusive of its subsidiaries	2.4	1.7
CompX	(.2)	(.2)
BMI	1.5	1.0
LandWell	(2.3)	(2.0)
WCS	7.2	2.3
Tremont exclusive of its subsidiaries	(.7)	(.7)
Eliminations	(14.5)	(32.5)
Total	$36.5	$47.7

Investing Activities –

We spent $16.9 million in capital expenditures during the first three months of 2018 including:

•	$15.2 million in our Chemicals Segment;
•	$.6 million in our Component Products Segment;
•	$1.0 million in our Real Estate Management and Development Segment; and
•	$.1 million in our former Waste Management Segment prior to its sale.

We received cash proceeds from the sale of land not used in our operations of $19.5 million in the first quarter of 2018.

Financing Activities—

During the three months ended March 31, 2018, we:

•	repaid $2.2 million under Tremont’s promissory note payable; and
•	paid quarterly dividends to Valhi stockholders aggregating $.02 per share ($6.8 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first three months of 2018 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2018, our consolidated indebtedness attributable to continuing operations was comprised of:

•	Valhi’s $250 million loan from Snake River Sugar Company due in 2027;
•	Valhi’s $320.6 million outstanding on its $360 million credit facility with Contran which is due no earlier than December 31, 2019;
•	€400 million aggregate outstanding on our new KII 3.75% Senior Secured Notes ($485.0 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
•	Tremont’s promissory note payable ($10.9 million outstanding) due in December 2023;

•	$19.7 million on BMI’s bank loan ($18.8 million carrying amount, net of unamortized debt issuance costs), due through June 2032;
•	$2.5 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $3.2 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2018) are discussed in Note 9 to our 2017 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2018.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units. As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, we and our subsidiaries may enter into intercompany loans as a cash management tool. Such notes are structured as revolving demand notes and pay and receive interest on terms we believe are generally more favorable than current debt and investment market rates. The companies that borrow under these notes have sufficient liquidity to repay the notes. All of these notes and related interest expense and income are eliminated in our Condensed Consolidated Financial Statements.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2019) and long-term obligations (defined as the five-year period ending March 31, 2023). If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2018, we had credit available under existing facilities of $265.4 million, which was comprised of:

•	$110.8 (1) million under Kronos’ European revolving credit facility;
•	$115.2 million under Kronos’ North American revolving credit facility; and
•	$39.4 (2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending March 31, 2018, the full €90.0 million amount is available for borrowing at such date
(2)	Amounts available under this facility are at the sole discretion of Contran.

At March 31, 2018, we had an aggregate of $512.2 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $218.2 by our non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$366.0	$218.1
CompX	28.4	—
NL exclusive of its subsidiaries	76.1	.1
Tremont exclusive of its subsidiaries	8.7	—
LandWell	15.8	—
BMI	17.0	—
Valhi exclusive of its subsidiaries	.2	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$512.2	$218.2

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2018 will be approximately $79 million as follows:

•	$67 million by our Chemicals Segment, including approximately $26 million in the area of environmental compliance, protection and improvement;
•	$4 million by our Component Products Segment; and
•	$8 million by our Real Estate Management and Development Segment.

Our Waste Management Segment spent approximately $.1 million in capitalized expenditures in 2018 prior to the sale in January. In addition LandWell expects to spend approximately $15 million on land development costs during 2018 (which are included in the determination of cash provided by operating activities).

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

At March 31, 2018 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. At March 31, 2018 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2018 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.15 per share in each quarter of 2017 for which we received $34.8 million.  In the first quarter of 2018 Kronos announced it was increasing its regular dividend to $.17 per share.  If Kronos were to pay its $.17 per share in each quarter of 2018 based on the 58.0 million shares we held of Kronos common stock at March 31, 2018, we would receive aggregate annual regular dividends from Kronos of $39.4 million.  NL has not paid a dividend since prior to 2015 and we do not know if we will receive any cash dividends from NL during 2018. BMI and LandWell do pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $5.8 million in 2017.   We do not know if we will receive additional distributions from BMI and LandWell during 2018.  All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

Prior to its sale in January 2018, WCS’ primary source of liquidity consisted of intercompany borrowings from one of our wholly-owned subsidiaries under the terms of a revolving credit facility. We eliminated these intercompany borrowings in our Condensed Consolidated Financial Statements. WCS has borrowed substantial amounts from us over the years.  Effective with the sale in January 2018, the outstanding balance under this facility of $35.7 million was contributed to equity and the intercompany note was terminated.

In November 2016 we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos Worldwide, Inc. held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.    The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidated with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the Loan Documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the Loan Documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. During 2016 NL’s subsidiary borrowed $.5 million under this facility, no additional amounts have been borrowed, and $.5 million is outstanding under this facility at March 31, 2018.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $60 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2019. We had gross borrowings of $.8 million and gross repayments of $14.4 million during the first quarter of 2018, and no amount was outstanding under this facility at March 31, 2018. We could borrow an additional $60 million under our current intercompany facility with Kronos at March 31, 2018.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We also eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2019. We had gross borrowings of $12.4 million and gross repayments of $12.6 million during the first quarter of 2018, for a total outstanding balance of $38.0 million at March 31, 2018.  We could borrow an additional $2.0 million under our current intercompany facility with CompX at March 31, 2018.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

Investment in The Amalgamated Sugar Company LLC –

The terms of The Amalgamated Sugar Company LLC Company Agreement provide for an annual “base level” of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which we are entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. We record dividend distributions from the LLC as income when they are declared by the LLC, which is generally the same month in which we receive the distributions, although distributions may in certain cases be paid on the first business day of the following month. To the extent the LLC’s distributable cash is below this base level in any given year, we are entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC’s current projections for 2017, we expect distributions received from the LLC in 2018 will exceed our debt service requirements under our $250 million loans from Snake River Sugar Company by approximately $1.8 million.

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

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2017 Annual Report.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2017 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 14 and 18 to our 2017 Annual Report, or in Notes 14 and 17 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

•	certain income tax contingencies in various U.S. and non-U.S. jurisdictions;
•	certain environmental remediation matters involving NL, and BMI;

•	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
•	certain other litigation to which we are a party.

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

Recent Accounting Pronouncements

See Note 19 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first three months of 2018 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2017 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2017 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2017 Annual Report. See also Note 18 to our Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President, Chief Financial Officer and Chief Accounting Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Other

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

Changes in internal control over financial reporting

In January 2018, our Chemicals Segment implemented a new enterprise resource planning system covering sales, procurement, manufacturing and plant maintenance.  We believe we have maintained appropriate internal control over financial reporting during such implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 17 to our Condensed Consolidated Financial Statements and our 2017 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2017 Annual report. There have been no material changes to such risk factors during the first three months of 2018.

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

VALHI, INC.
(Registrant)
Date	May 9, 2018	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President, Chief Financial Officer and Chief Accounting Officer)

Date	May 9, 2018	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)