Form 10-Q
period 2019-03-31
VALHI INC /DE/
filed 2019-05-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

Commission file number 1-5467

VALHI, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas	75240-2620
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company or emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging  growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	VHI	NYSE

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on April 30, 2019: 339,185,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2018	March 31, 2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$499.8	$463.9
Restricted cash equivalents	15.0	15.1
Marketable securities	2.5	1.9
Accounts and other receivables, net	352.6	389.9
Land held for development	—	1.3
Inventories, net	515.8	515.1
Other current assets	23.1	17.9
Total current assets	1,408.8	1,405.1
Other assets:
Investment in TiO2 manufacturing joint venture	81.3	82.1
Goodwill	379.7	379.7
Deferred income taxes	101.0	96.0
Other assets	175.3	203.7
Total other assets	737.3	761.5
Property and equipment:
Land	46.6	46.4
Buildings	250.5	246.1
Equipment	1,155.2	1,143.6
Mining properties	28.6	22.8
Construction in progress	44.2	52.0
	1,525.1	1,510.9
Less accumulated depreciation	961.6	952.8
Net property and equipment	563.5	558.1
Total assets	$2,709.6	$2,724.7

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2018	March 31, 2019
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2.9	$2.9
Accounts payable and accrual liabilities	339.0	335.7
Income taxes	9.1	9.1
Total current liabilities	351.0	347.7
Noncurrent liabilities:
Long-term debt	797.5	786.3
Deferred income taxes	41.2	42.3
Payable to affiliates	56.3	56.3
Accrued pension costs	273.3	266.5
Accrued environmental remediation and related costs	96.9	96.1
Other liabilities	104.4	123.4
Total noncurrent liabilities	1,369.6	1,370.9
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained earnings	220.3	231.7
Accumulated other comprehensive loss	(206.2)	(204.9)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders’ equity	635.4	648.1
Noncontrolling interest in subsidiaries	353.6	358.0
Total equity	989.0	1,006.1
Total liabilities and equity	$2,709.6	$2,724.7

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended March 31,
	2018	2019
	(unaudited)
Revenues and other income:
Net sales	$466.0	$479.6
Other income, net	20.4	6.6
Total revenues and other income	486.4	486.2
Costs and expenses:
Cost of sales	280.7	357.8
Selling, general and administrative	80.2	71.4
Other components of net periodic pension and OPEB cost	3.7	4.1
Interest	15.4	10.3
Total costs and expenses	380.0	443.6
Income from continuing operations before income taxes	106.4	42.6
Income tax expense	36.2	14.2
Net income from continuing operations	70.2	28.4
Income from discontinued operations, net of tax	37.6	—
Net income	107.8	28.4
Noncontrolling interest in net income of subsidiaries	18.5	10.2
Net income attributable to Valhi stockholders	$89.3	$18.2

Amounts attributable to Valhi stockholders:
Income from continuing operations	$51.7	$18.2
Income from discontinued operations	37.6	—
Net income attributable to Valhi stockholders	$89.3	$18.2

Basic and diluted net income per share:
Income from continuing operations	$.15	$.05
Income from discontinued operations	.11	—
Net income attributable to Valhi stockholders	$.26	$.05

Basic and diluted weighted average shares outstanding	342.0	342.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended March 31,
	2018	2019
	(unaudited)
Net income	$107.8	$28.4
Other comprehensive income (loss), net of tax:
Currency translation	9.8	(.3)
Marketable securities	(.1)	—
Defined benefit pension plans	2.6	2.3
Other postretirement benefit plans	(.3)	(.2)
Total other comprehensive income, net	12.0	1.8
Comprehensive income	119.8	30.2
Comprehensive income attributable to noncontrolling interest	21.7	10.7
Comprehensive income attributable to Valhi stockholders	$98.1	$19.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$107.8	$28.4
Depreciation and amortization	14.5	12.8
Benefit plan expense greater than cash funding	.5	1.1
Deferred income taxes	37.2	3.6
Gain on sale of WCS	(58.4)	—
Gain on land sales	(12.5)	—
Distributions from (contributions to) Ti02 manufacturing joint venture, net	5.5	(.8)
Other, net	1.6	1.1
Change in assets and liabilities:
Accounts and other receivables, net	(40.9)	(46.0)
Inventories, net	(41.8)	(3.7)
Land held for development, net	(1.4)	(1.1)
Accounts payable and accrued liabilities	23.0	(4.2)
Accounts with affiliates	3.4	1.8
Income taxes	7.5	1.6
Other, net	1.7	3.2
Net cash provided by (used in) operating activities	47.7	(2.2)
Cash flows from investing activities:
Capital expenditures	(16.9)	(16.8)
Cash, cash equivalents and restricted cash and cash equivalents of discontinued operations at time of sale	(28.9)	—
Proceeds from sale of land	19.5	—
Purchases of marketable securities	(3.5)	(1.0)
Disposals of marketable securities	3.4	1.7
Other, net	.6	—
Net cash used in investing activities	(25.8)	(16.1)
Cash flows from financing activities:
Indebtedness:
Borrowings	—	—
Principal payments	(2.5)	(2.1)
Valhi cash dividends paid	(6.8)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(3.9)	(6.3)
Net cash used in financing activities	(13.2)	(15.2)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	8.7	(33.5)
Effect of exchange rates on cash	5.4	(2.6)
Balance at beginning of period	489.4	523.7
Balance at end of period	$503.5	$487.6
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$19.4	$13.7
Income taxes, net	13.7	6.3
Noncash investing activities:
Change in accruals for capital expenditures	1.8	2.0
Noncash financing activities:
Trade payable to affiliate converted to indebtedness	36.3	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended March 31, 2018 and 2019

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2017	$667.3	$3.6	$—	$(17.9)	$(179.0)	$(49.6)	$342.3	$766.7
Change in accounting principle – ASU 2014-09	—	—	—	2.7	—	—	2.3	5.0
Balance at January 1, 2018, as adjusted	667.3	3.6	—	(15.2)	(179.0)	(49.6)	344.6	771.7

Net income	—	—	—	89.3	—	—	18.5	107.8
Other comprehensive income, net	—	—	—	—	8.8	—	3.2	12.0
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(3.9)	(3.9)
Cash dividends - $.02 per share	—	—	—	(6.8)	—	—	—	(6.8)
Balance at March 31, 2018	$667.3	$3.6	$—	$67.3	$(170.2)	$(49.6)	$362.4	$880.8

Balance at December 31, 2018	$667.3	$3.6	$—	$220.3	$(206.2)	$(49.6)	$353.6	$989.0
Net income	—	—	—	18.2	—	—	10.2	28.4
Other comprehensive income, net	—	—	—	—	1.3	—	.5	1.8
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(6.3)	(6.3)
Cash dividends - $.02 per share	—	—	—	(6.8)	—	—	—	(6.8)
Balance at March 31, 2019	$667.3	$3.6	$—	$231.7	$(204.9)	$(49.6)	$358.0	$1,006.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at March 31, 2019.  All of Contran's outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 11, 2019 (the “2018 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, other than the gain on the sale of WCS recognized in the first quarter of 2018 as discussed in Note 3), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2019 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2019
Chemicals	Kronos	80%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended March 31,
	2018	2019
	(unaudited)
Net sales:
Chemicals	$430.4	$436.5
Component products	28.4	31.2
Real estate management and development	7.2	11.9
Total net sales	$466.0	$479.6
Cost of sales:
Chemicals	$256.1	$327.7
Component products	18.9	21.5
Real estate management and development	5.7	8.6
Total cost of sales	$280.7	$357.8
Gross margin:
Chemicals	$174.3	$108.8
Component products	9.5	9.7
Real estate management and development	1.5	3.3
Total gross margin	$185.3	$121.8
Operating income:
Chemicals	$110.6	$52.8
Component products	4.4	4.4
Real estate management and development	3.8	3.2
Total operating income	118.8	60.4
General corporate items:
Securities earnings	8.3	3.1
Insurance recoveries	.2	.3
Gain on land sales	12.5	—
Changes in market value of Valhi common stock held by subsidiaries	(.3)	1.1
Other components of net periodic pension and OPEB cost	(3.7)	(4.1)
General expenses, net	(14.0)	(7.9)
Interest expense	(15.4)	(10.3)
Income from continuing operations before income taxes	$106.4	$42.6

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material.

Note 3—Business disposition —  Waste Control Specialists LLC:

On January 26, 2018 we sold our Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS' third-party indebtedness and other liabilities.  The sale of our former Waste Management Segment enabled us to focus on continuing to develop our remaining segments which we believe have greater opportunity for higher returns.

In accordance with GAAP, the Waste Management Segment has been classified as discontinued operations in our Condensed Consolidated Statement of Income for the three months ended March 31, 2018.  Also in accordance with GAAP, we have not reclassified our Condensed Consolidated Statement of Cash Flows to reflect the Waste Management Segment as discontinued operations.  We recognized a pre-tax gain of approximately $58 million in the first quarter of 2018 on the transaction ($38.2 million, or $.11 per diluted share, net of tax) because the carrying value of the liabilities of the business assumed by JFL Partners exceeded the carrying value of the assets sold at the time of the sale in large part due to the previously-reported long-lived asset impairment of $170.6 million recognized in the second quarter of 2017, as discussed in the 2018 Annual Report.  Selected financial data for the operations of the disposed Waste Management Segment for periods prior to completing the sale is presented below.

Three months ended
March 31, 2018(1)
(In millions)
Net sales	$4.6

Operating loss	$(.4)
Interest expense, net	(.3)
Loss before taxes	(.7)
Income tax benefit	.1
Net loss	$(.6)

Pre-tax gain on disposal	$58.4
Income tax expense	20.2
After-tax gain on disposal	38.2

Total	37.6

Net cash provided by operating activities	$2.3

Net cash used in investing activities	$(.1)

(1)  Reflects the results of the Waste Management Segment though January 26, 2018, the date of the sale.

In connection with the January 2018 sale, JFL Partners did not assume WCS’ trade payable owed to Contran, which consisted primarily of intercorporate service fees charged to WCS by Contran which WCS had not paid to Contran for several years.  Immediately prior to the closing of the sale of WCS, Contran transferred its associated receivable of $36.3 million from WCS to Valhi, in return for a deemed $36.3 million borrowing by Valhi under its revolving credit facility with Contran.  Valhi subsequently contributed such receivable from WCS to WCS’s equity, and the trade payable obligation of WCS was deemed paid in full.

Note 4—Accounts and other receivables, net:

	December 31, 2018	March 31, 2019
	(In millions)
Trade accounts receivable:
Kronos	$273.3	$317.9
CompX	12.2	15.4
BMI and LandWell	1.5	1.3
VAT and other receivables	32.7	25.0
Refundable income taxes	5.7	3.6
Accrued insurance recovery related to litigation	15.0	15.0
Receivable from affiliates:
Contran – trade items	.5	.5
LPC – trade items	10.2	10.2
Other – trade items	2.8	2.7
Allowance for doubtful accounts	(1.3)	(1.7)
Total	$352.6	$389.9

The accrued insurance recovery related to litigation is discussed in Note 16.

Note 5—Inventories, net:

	December 31, 2018	March 31, 2019
	(In millions)
Raw materials:
Chemicals	$93.1	$102.0
Component products	2.7	3.3
Total raw materials	95.8	105.3
Work in process:
Chemicals	23.5	29.2
Component products	11.1	11.8
Total in-process products	34.6	41.0
Finished products:
Chemicals	317.6	299.7
Component products	3.3	3.4
Total finished products	320.9	303.1
Supplies (chemicals)	64.5	65.7
Total	$515.8	$515.1

Note 6—Other noncurrent assets:

	December 31, 2018	March 31, 2019
	(In millions)
Other noncurrent assets:
Land held for development	$129.2	$126.2
Operating lease right-of-use assets	—	33.1
Restricted cash and cash equivalents	8.9	8.6
Land contract receivables	9.1	3.8
IBNR receivables	6.0	6.9
Marketable securities	4.8	4.9
Pension asset	2.7	3.4
Notes receivable - OPA	1.9	3.1
Other	12.7	13.7
Total	$175.3	$203.7

Land contract receivables classified as a noncurrent asset relate to our Real Estate Management and Development Segment.  Such receivables relate to certain fees we collect from builders when the builder sells a home to a customer.

Leases

We enter into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration.  We lease various manufacturing facilities and equipment.  In addition, our Chemicals Segment’s principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  The Leverkusen facility itself, which Kronos owns and which represents approximately one-third of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.  From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract.

On January 1, 2019 we adopted Accounting Standards Update (“ASU 2016-02”), Leases (Topic 842).  See Note 18.  We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception.  All of our leases are classified as operating leases under this new ASU.  Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our Condensed Consolidated Balance Sheet beginning January 1, 2019.  See Notes 8 and 9.

Right-of-use assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease.  For leases in effect as of the January 1, 2019 date of adoption of the new

ASU, the right-of-use operating lease assets and liabilities were recognized based on the estimated present value of remaining lease payments over the remaining lease term as of the adoption date.  For new leases entered into subsequent to the date of adoption of the new ASU, the right-of-use operating lease asset and liabilities will be recognized based on the estimated present value of lease payments over the lease term as of the respective lease commencement dates.

We use an estimated incremental borrowing rate to determine the present value of lease payments (unless we can determine the rate implicit in the lease, which is generally not the case).  Our incremental borrowing rate for each of our leases is derived from available information, including our current debt and credit facilities and U.S. and European yield curves as well as publicly available data for instruments with similar characteristics, adjusted for factors such as collateralization and term.  For leases in effect as of the January 1, 2019 date of adoption of the new ASU, we used an estimated incremental borrowing rate for each lease on the date of adoption.  For new leases entered into subsequent to the date of adoption of the new ASU, we use an estimated incremental borrowing rate for each lease as of the respective lease commencement dates.

Our leases generally do not include termination or purchase options.  Certain of our leases include an option to renew the lease after expiration of the initial lease term, but we have not included such renewal periods in our lease term because it is not reasonably certain that we would exercise the renewal option.  Our leases generally have fixed lease payments, with no contingent or incentive payments.  Certain of our leases include variable lease payments that depend on a specified index or rate, and in accordance with ASU 2016-02 the determination of the operating lease liabilities is based on the index or rate existing at the date of adoption of the new ASU (for leases in effect as of January 1, 2019) or the index or rate in effect as of the lease commencement date (for leases entered into subsequent to the date of adoption of the new ASU).  Our lease agreements do not contain any residual value guarantees.

With respect to our land lease associated with Kronos’ Leverkusen facility, we periodically establish the amount of rent for such land lease by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  As such, we will account for any change in the rent associated with such lease subsequent to the January 1, 2019 adoption of the new ASU as a lease modification.

During the first three months of 2019, our operating lease expense approximated $2.1 million (which amount approximates the amount of cash paid during the period for our operating leases included in the determination of our net cash flows from operating activities). During the first three months of 2019, variable lease expense and short-term lease expense were not material.  During the first three months of 2019, we entered into new operating leases which resulted in the recognition of a nominal right-of-use operating lease asset and operating lease liability.  At March 31, 2019, the weighted average remaining lease term of our operating leases was approximately 13 years, and the weighted average discount rate associated with such leases was approximately 4.5%.  Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangment’s total remaining lease payments.

At March 31, 2019, maturities of our lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2019 (remainder of year)	$5.8
2020	6.7
2021	6.0
2022	3.4
2023	2.2
2024 and thereafter	21.3
Total lease payments	45.4
Less imputed interest	13.0
Total lease obligations	32.4
Less current obligations	6.8
Long-term lease obligations	$25.6

Disclosures related to periods prior to adoption of ASU 2016-02

Net operating lease rent expense approximated $14.3 million in 2016, $16.3 million in 2017 and $14.8 million in 2018. At December 31, 2018, future minimum payments under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2019	$6.3
2020	5.1
2021	4.3
2022	3.2
2023	2.4
2024 and thereafter	21.5
Total (1)	$42.8
(1)

Approximately $17 million of the $42.8 million aggregate future minimum rental commitments at December 31, 2018 relates to Kronos’ Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2018. As discussed above, any change in the rent is based solely on negotiations between Bayer and Kronos, and any such change in the rent was deemed “contingent rentals” under prior GAAP and was excluded from the future minimum lease payments disclosed above.

Note receivable – OPA

As disclosed in Note 7 to our 2018 Annual Report under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, and the cost of certain public infrastructure may be reimbursed to LandWell through tax increment.

Prior to 2018, due to the significant uncertainty of the timing and amount of any of such potential tax increment reimbursements, we recognized any such tax increment reimbursements only when received.  However, due to growth in the master planned community and the increase in tax increment funds to which LandWell is entitled, we determined in the first quarter of 2018 the tax increment reimbursements expected to be collected in the future would at least be sufficient to support recognizing the promissory note payable issued by the City of Henderson to LandWell.  During the first quarter of 2018, we recognized $3.8 million of other income related to the existing promissory note and accrued interest as of January 1, 2018.  During the first quarter of 2019, we received approval for additional tax increment reimbursement of $1.1 million, which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.  See Note 12.

Note 7—Long-term debt:

	December 31, 2018	March 31, 2019
	(In millions)
Valhi:
Contran credit facility	$314.3	$313.0
Subsidiary debt:
Kronos:
Senior Secured Notes	452.4	443.2
Tremont:
Promissory note payable	9.4	8.7
BMI:
Bank loan – Western Alliance Bank	18.0	18.0
LandWell:
Note payable to the City of Henderson	2.1	2.1
Other	4.2	4.2
Total subsidiary debt	486.1	476.2
Total debt	800.4	789.2
Less current maturities	2.9	2.9
Total long-term debt	$797.5	$786.3

Valhi – Contran credit facility – During the first three months of 2019, we repaid a net $1.3 million under this facility.  The average interest rate on the existing balance as of and for the three months ended March 31, 2019 was 6.50%. At March 31, 2019, the equivalent of $47.0 million was available for borrowing under this facility.

Kronos – Senior Secured Notes -  At March 31, 2019, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $5.9 million.

North American and European revolving credit facilities– During the first three months of 2019, Kronos had no borrowings or repayments under its North American revolving credit facility and its European revolving credit facility.  At March 31, 2019, approximately $123.1 million was available for additional borrowing under the North American Revolving credit facility.  Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2019 and the net debt to EBITDA financial test, the full €90.0 million of the credit facility ($101.1 million) is available for borrowing availability at such date.

Tremont – Promissory note payable – During the first three months of 2019, Tremont prepaid (without penalty) $.7 million principal amount on the note as required under the terms of the note agreement.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2019.

Note 8—Accounts payable and accrued liabilities:

	December 31, 2018	March 31, 2019
	(In millions)
Accounts payable:
Kronos	$103.2	$111.8
CompX	3.2	3.3
BMI and LandWell	2.9	4.0
NL	1.6	1.2
Other	.6	.5
Payable to affiliates:
Contran – income taxes	10.0	12.2
LPC – trade items	16.7	15.2
Accrued litigation settlement	60.0	60.0
Operating lease liability	—	6.8
Employee benefits	37.5	34.8
Deferred income	28.3	18.9
Accrued sales discounts and rebates	29.7	22.1
Environmental remediation and related costs	6.5	6.4
Interest	5.2	1.2
Other	33.6	37.3
Total	$339.0	$335.7

The accrued litigation settlement is discussed in Note 16.  The operating lease liability is discussed in Notes 6 and 18.

Note 9—Other noncurrent liabilities:

	December 31, 2018	March 31, 2019
	(In millions)
Operating lease liability	$—	$25.6
Reserve for uncertain tax positions	19.1	19.4
Accrued litigation settlement	17.0	17.0
Deferred income	15.8	7.7
Other postretirement benefits	10.3	10.3
Employee benefits	7.1	6.9
Insurance claims and expenses	8.1	9.0
Deferred payment obligation	9.6	9.7
Accrued development costs	7.5	8.2
Other	9.9	9.6
Total	$104.4	$123.4

The accrued litigation settlement is discussed in Note 16.  The operating lease liability is discussed in Notes 6 and 18.

Note 10 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended March 31,
	2018	2019
	(In millions)
Net sales – point of origin:
Germany	$234.5	$219.2
United States	196.8	245.3
Canada	71.6	78.5
Belgium	69.7	69.7
Norway	53.1	51.5
Eliminations	(195.3)	(227.7)
Total	$430.4	$436.5

Net sales – point of destination:
Europe	$233.9	$215.2
North America	127.0	146.8
Other	69.5	74.5
	$430.4	$436.5

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended March 31,
	2018	2019
	(In millions)
Component Products:
Net sales:
Security products	$24.1	$24.7
Marine components	4.3	6.5
	$28.4	$31.2

Real Estate Management and Development:
Net sales:
Land sales	$5.8	$9.5
Water delivery	.9	1.9
Utility and other	.5	.5
	$7.2	$11.9

Note 11—Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2018	2019
	(In millions)
Service cost	$3.0	$2.8
Interest cost	4.0	4.0
Expected return on plan assets	(4.0)	(3.7)
Amortization of unrecognized prior service cost	.1	.1
Recognized actuarial losses	3.8	3.8
Total	$6.9	$7.0

We expect to contribute the equivalent of approximately $18.2 million to all of our defined benefit pension plans during 2019.

Note 12—Other income, net:

	Three months ended March 31,
	2018	2019
	(In millions)
Securities earnings:
Dividends and interest	$8.3	$2.9
Securities transactions, net	—	.2
	8.3	3.1
Currency transactions, net	(5.0)	.9
Insurance recoveries	.2	.3
Infrastructure reimbursement	3.8	1.1
Gain on land sales	12.5	—
Other, net	.6	1.2
Total	$20.4	$6.6

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  See Note 16.

Infrastructure reimbursement costs relate principally to tax increment reimbursements of our Real Estate Management and Development Segment discussed in Note 6.

In the first quarter of 2018 we sold two parcels of land not used in our operating activities.  We sold the first parcel for net proceeds of $18.9 million, and recognized a pre-tax gain on the sale of $11.9 million. In addition NL sold excess property with a nominal book value for proceeds of $.6 million.

Note 13—Income taxes:

	Three months ended March 31,
	2018	2019
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$22.4	$8.9
Incremental net tax (benefit) on earnings and losses of non-U.S. and non-tax group companies	4.1	(.2)
Non-U.S. tax rates	7.0	2.3
Valuation allowance	.3	1.0
Global intangible low-tax income, net	—	.7
Adjustment to the reserve for uncertain tax positions, net	1.6	.5
Canada – Germany APA	(1.4)	—
U.S. state income taxes and other, net	2.2	1.0
Income tax expense	$36.2	$14.2

Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$36.2	$14.2
Discontinued operations	20.1	—
Retained earnings – change in accounting principle	1.1	—
Other comprehensive income (loss):
Currency translation	1.4	—
Pension plans	1.5	1.6
OPEB plans	(.1)	(.1)
Total	$60.2	$15.7

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 21%.  The amount shown on such table for incremental net tax (benefit) on earnings and losses on non-U.S. and non-tax group companies includes, as applicable, (i) deferred state and foreign income taxes (or deferred income tax benefits) and deferred withholding taxes, as applicable, associated with the current-year change in the aggregate amount of undistributed earnings of all of our non-U.S. subsidiaries, which earnings are not permanently reinvested , (ii) current U.S. income taxes (or current income tax benefit) attributable to current-year income (losses) of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, (iii) deferred income taxes associated with our direct investment in Kronos  and (iv) current and deferred income taxes associated with distributions and earnings from our investment in LandWell and BMI.

We record global intangible low-tax income (GILTI) tax as a current-period expense when incurred under the period cost method.  We have evaluated the tax impact of GILTI and base erosion anti abuse tax (BEAT) provisions and related U.S. tax credit provisions applicable to tax years beginning in 2018 based on the relevant statutes and guidance provided under the proposed regulations.  Given the complexity of the international provisions, it is possible that final regulations could differ from the proposed regulations and materially impact our determinations with respect to such items.  Any material change will be recognized in the period in which the final regulations are published.

None of our federal U.S. and non-U.S. tax returns are currently under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests had been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements.  During the first quarter of 2018, Kronos’ German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany (the “Germany-Canada APA”) effective for tax years 2005 - 2017.  In the first quarter of 2018, we recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between Kronos’ German and Canadian subsidiaries.

The 2017 Tax Act  amended the rules limiting the deduction for business interest expense beginning in 2018.  The limitation applies to all taxpayers, and our annual deduction for business interest expense is limited to the sum of our business interest income and 30% of our adjusted taxable income as defined under the 2017 Tax Act.  Any business interest expense not allowed as a deduction as a result of the limitation may be carried forward indefinitely and is treated as interest paid in the carryforward year subject to the respective year’s limitation.  We determined that our interest expense for 2018 and 2019 was limited under these provisions.  The limitation in 2018 resulted in part because of the loss we recognized on the sale of WCS for income tax purposes. We concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to a portion of our deferred tax asset attributable to the nondeductible amount of business interest expense carryforward.  Consequently, our provision for income taxes includes a non-cash deferred income tax expense of $5.9 million in the first quarter of 2018 and $1.0 million in the first quarter of 2019 for the amount of such deferred income tax asset that we have determined does not meet the  more-likely-than-not recognition criteria.  In accordance with the ASC 740 guidance regarding intra-period allocation of income taxes, such non-cash deferred income tax expense in 2018 is classified as part of the income taxes associated with the pre-tax gain we recognized for financial reporting purposes on the sale of WCS, which is classified as part of discontinued operations as discussed in Note 3.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $3.7 million during the next twelve months primarily due to certain adjustments to our prior year returns and the expiration of certain statutes of limitations.

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2018	March 31, 2019
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$221.4	$223.5
NL Industries	62.4	65.1
CompX International	19.4	19.9
BMI	27.1	26.7
LandWell	23.3	22.8
Total	$353.6	$358.0

	Three months ended March 31,
	2018	2019
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$13.8	$5.9
NL Industries	2.4	2.6
CompX International	.5	.5
BMI	.6	.5
LandWell	1.2	.7
Total	$18.5	$10.2

Note 15—Accumulated other comprehensive loss:

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three months ended March 31, 2018 and 2019 are presented in the table below.

	Three months ended March 31,
	2018	2019
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.7	$1.7
Other comprehensive loss – unrealized losses arising during the period	(.1)	—
Balance at end of period	$1.6	$1.7
Currency translation adjustment:
Balance at beginning of period	$(54.1)	$(75.6)
Other comprehensive income (loss)	7.2	(.2)
Balance at end of period	$(46.9)	$(75.8)
Defined benefit pension plans:
Balance at beginning of period	$(129.0)	$(134.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	1.9	1.7
Balance at end of period	$(127.1)	$(132.3)
OPEB plans:
Balance at beginning of period	$2.4	$1.7
Other comprehensive loss – amortization of prior service credit	(.2)	(.2)
Balance at end of period	$2.2	$1.5
Total accumulated other comprehensive income (loss):
Balance at beginning of period	$(179.0)	$(206.2)
Other comprehensive income	8.8	1.3
Balance at end of period	$(170.2)	$(204.9)

See Note 11 for amounts related to our defined benefit pension plans.

Note 16 – Commitments and contingencies:

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

The trial court has selected and appointed a receiver for the abatement fund.  The trial court has also previously stated it will not enter the judgment in the case until after the Sixth District Court of Appeal determines whether to hear the appeal regarding our settlement agreement.  In March 2019, the trial court entered an order granting an offset of $8 million from a previous settlement thereby lowering the abatement fund amount from $409 million to $401 million.  In April 2019, the plaintiffs filed a motion asking the trial court to move forward with entry of a judgment, even if the Sixth District Court of Appeals has not yet decided whether to hear the appeal.  Subsequently, NL and the other defendants filed a response, opposing the plaintiffs’ motion.  We expect the judgment will require full payment of all amounts due by us and the other defendants in respect to the abatement fund within sixty days of entry of the judgment.

If the appellate court does not reverse the trial court decision and approve the terms of this or any other settlement agreement between us and the plaintiffs, the proceedings in the trial court under the remand, as discussed above, would continue.  In such event, NL’s share of the recalculated amount of the abatement fund ($401 million) is not presently known, and other uncertainties exist with respect to the new decisions to be made by the trial court from the remand of the case, as discussed above, including but not limited to the final amount of the abatement fund ($401 million) which will ultimately be expended, particularly because participation in the abatement program by eligible homeowners is voluntary and the ultimate extent of participation and how the abatement fund will be administered is uncertain.  As with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process and the remand proceedings in the trial court, that NL may in the future incur liability resulting in the recognition of an additional loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2018 and March 31, 2019, we have recognized $15.0 million of receivables for recoveries related to the California case discussed above.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2019 are presented below.

Amount
(In millions)
Balance at the beginning of the year	$103.4
Additions charged (credited) to expense, net	(.7)
Payments, net	(.8)
Other, net	.6
Balance at the end of period	$102.5
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$6.4
Noncurrent liabilities	96.1
Total	$102.5

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2019, NL had accrued approximately $97 million related to approximately 32 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $117 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2019, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5.5 million at March 31, 2019 for other environmental cleanup matters.

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

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2018 Annual Report.

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

Note 17—Fair value measurements and financial instruments:

Certain sales generated by our Chemicals Segment’s non-U.S. operations are denominated in U.S. dollars. Our Chemicals Segment periodically uses currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. Derivatives that we use are primarily currency forward contracts and interest rate swaps.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.  During 2018 and the first quarter of 2019, Kronos had no currency forward contracts outstanding.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2018		March 31, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$523.7	$523.7	$487.6	$487.6
Deferred payment obligation	9.6	9.6	9.7	9.7
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	452.4	412.9	443.2	428.6
Valhi credit facility with Contran	314.3	314.3	313.0	313.0
Tremont promissory note payable	9.4	9.4	8.7	8.7
BMI bank note payable	18.0	18.8	18.0	18.8
LandWell note payable to the City of Henderson	2.1	2.1	2.1	2.1

At March 31, 2019, the estimated market price of Kronos’ Senior Notes was €954 per €1,000 principal amount.  The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values.  See Note 7.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 8.

Note 18—Recent accounting pronouncements:

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.  The primary change was the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases previously classified as operating leases.  ASU 2016-02, as amended, also requires increased qualitative disclosure about leases in addition to quantitative disclosures previously required.  As permitted, we adopted this ASU prospectively as of January 1, 2019 with no restatement of prior period financial statements.  This ASU permits companies to elect certain practical expedients upon adoption, and at adoption we elected the package of practical expedients related to, among other things, lease classification (in which existing leases classified as operating leases under prior GAAP are classified as an operating lease under the new ASU, and existing leases classified as a capital lease under prior GAAP are classified as a finance lease under the new ASU), nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, are treated as a lease component and considered part of minimum lease rental payments), and short-term leases (in which leases with an original maturity of 12 months or less are excluded from the recognition requirements of the new ASU).  Upon adoption of this new ASU, at January 1, 2019 we recognized an aggregate right-of-use operating lease asset of $35.1 million and a corresponding aggregate operating lease liability of $34.5 million (there was no impact to the opening balance of retained earnings at January 1, 2019 as a result of adopting this new ASU).  See Note 6.

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

On January 26, 2018 we sold our Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS' third-party indebtedness and other liabilities; accordingly the results of operations of our Waste Management Segment is reflected as discontinued operations in our Consolidated Statement of Income for the three months ended March 31, 2018.  We recognized a pre-tax gain of approximately $58 million on the transaction in the first quarter of 2018 because the carrying value of the liabilities of the business assumed by the purchaser exceeded the carrying value of the assets sold at the time of sale in large part due to a long-lived asset impairment of $170.6 million recognized with respect to the Waste Management Segment in the second quarter of 2017.  Such pre-tax gain is classified as part of discontinued operations.  The sale of our former Waste Management Segment enables us to focus on our remaining profitable businesses.  See Note 3 to our Condensed Consolidated Financial Statements.

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
•

Changes in raw material and other operating costs (such as ore, zinc, brass, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw materials (such as ore);
•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Competitive products and prices and substitute products, including increased competition from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	Potential difficulties in integrating future acquisitions;
•	Potential difficulties in upgrading or implementing accounting and manufacturing software systems (such as the Chemicals Segment’s new enterprise resource planning system);
•	Potential consolidation of our competitors;
•	Potential consolidation of our customers;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	Our ability to protect or defend intellectual property rights;
•	The introduction of trade barriers;
•	The ability of our subsidiaries to pay us dividends;
•	The impact of current or future government regulations (including employee healthcare benefit related regulations);
•	Uncertainties associated with new product development and the development of new product features;
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

Operations Overview

Quarter Ended March 31, 2019 Compared to the Quarter Ended March 31, 2018 —

We reported net income from continuing operations attributable to Valhi stockholders of $18.2 million or $.05 per diluted share in the first quarter of 2019 compared to $51.7 million or $.15 per diluted share in the first quarter of 2018.   As discussed more fully below, our net income from continuing operations attributable to Valhi stockholders decreased from 2018 to 2019 primarily due to the net effects of:

•	lower operating income from our Chemicals Segment in 2019 compared to 2018;
•	recognition of a gain on sale of land of $12.5 million in 2018;
•	lower interest expense in 2019 as a result of the deemed repayment of the Snake River debt in August 2018; and
•	lower environmental remediation and related costs in 2019.

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

Segment Operating Results—2019 Compared to 2018 –

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

	Three months ended March 31,
	2018	2019	% Change
	(Dollars in millions)
Net sales	$430.4	$436.5	1%
Cost of sales	256.1	327.7	28
Gross margin	$174.3	$108.8	(38)
Operating income	$110.6	$52.8	(52)
Percent of net sales:
Cost of sales	60%	75%
Gross margin	40	25
Operating income	26	12
Ti02 operating statistics:
Sales volumes*	125	143	15%
Production volumes*	133	134	1
Percent change in net sales:
Ti02 product pricing			(8)%
Ti02 sales volumes			15
Ti02 product mix			(3)
Changes in currency exchange rates			(3)
Total			1%
*	Thousands of metric tons

Current industry conditions—Due to the successful implementation of previously-announced price increases, average selling prices rose during the first six months of 2018, however such average selling prices began to decline in the last six months of 2018 and continued to decline into the first three months of 2019.  Our Chemicals Segment started 2019 with average selling prices 3% lower than at the beginning of 2018 and our average selling prices at the end of the first quarter of 2019 were 4% lower than at the end of 2018.  Lower prices in the European, North American and Latin American markets were partially offset by higher prices in the export market at the end of the first quarter of 2019 compared to the end of 2018.  Our Chemicals Segment experienced higher sales volumes in all major markets in the first three months of 2019 as compared to the same period of 2018.

Our Chemicals Segment operated its production facilities at average practical capacity utilization rates of 95% and 97% in the first quarter of 2018 and 2019, respectively.

Primarily due to a moderate rise in the cost of third-party feedstock ore we procured in 2018, our cost of sales per metric ton of TiO2 sold in the first three months of 2019 was higher as compared to the first three months of 2018 (excluding the effect of changes in currency exchange rates).

Net sales—Our Chemicals Segment’s net sales in the first quarter of 2019 increased 1%, or $6.1 million, compared to the first quarter of 2018 primarily due to the net effect of an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $34 million) and a 15% increase in sales volumes (which increased net sales by approximately $65 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 15% in the first quarter of 2019 as compared to the first quarter sales volumes of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our net sales by approximately $15 million as compared to the first quarter of 2018.

Cost of Sales and Gross Margin—Our Chemicals Segment’s cost of sales increased 28% in the first quarter of 2019 compared to the first quarter of 2018 due to the net effect of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $46 million, a 1% increase in TiO2 production volumes and favorable effects from currency fluctuations (primarily the euro).   Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 75% in the first quarter of 2019 compared to 60% in the same period of 2018 as the unfavorable effect of lower average selling prices and higher raw materials and other production costs (primarily third-party feedstock ore) more than offset the favorable impact of higher sales and production volumes, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 25% in the first quarter of 2019 compared to 40% in the first quarter of 2018.  As discussed and quantified above, our Chemicals Segment’s gross margin increased primarily due to the net effect of lower average selling prices, higher sales and production volumes and higher raw materials and other production costs.

Operating Income—Our Chemicals Segment’s operating income decreased 52% in the first quarter of 2019 compared to the first quarter of 2018, and operating income as a percentage of net sales decreased to 12% in 2019 from 26% in 2018.  This decrease in operating income was driven by the decrease in gross margin discussed above.  We estimate that changes in currency exchange rates increased operating income by approximately $8 million in the first quarter of 2019 as compared to the same period in 2018, as discussed below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.6 million in each of the first quarters of 2018 and 2019, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

Currency Exchange Rates—– Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our Chemicals Segment’s sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 17 to our Consolidated Financial Statements, we periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our Chemicals Segment’s sales and operating income for the periods indicated.

Impact of changes in currency exchange rates three months ended March 31, 2019 vs March 31, 2018

	Transaction gains/(losses) recognized			Translation gains (losses) - impact of rate changes	Total currency impact 2019 vs 2018
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(15)	$(15)
Income from operations	(5)	1	6	2	8

The $15 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into less U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $8 million increase in operating income was comprised of the following:

•

Approximately $6 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $2 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Outlook—We expect our Chemicals Segment’s production volumes in 2019 to be slightly higher as compared to 2018 production volumes.  Assuming current global economic conditions remain stable and based on anticipated production levels, we also expect our Chemicals Segment’s 2019 sales volumes to be higher as compared to 2018 sales volumes.  We will continue to monitor current and anticipated near-term customer demand levels and align our production and inventories accordingly.

The cost of third-party feedstock ore our Chemicals Segment purchased in 2018 was higher as compared to 2017 and such higher cost feedstock ore was reflected in our Chemicals Segment’s results of operations beginning in the second quarter of 2018.  Consequently, our cost of sales per metric ton of TiO2 sold in the first three months of 2019 was moderately higher than our per-metric ton cost in the first three months of 2018 (excluding the effect of changes in currency exchange rates) primarily due to higher third-party feedstock ore costs. We expect our cost of sales per metric ton of TiO2 sold in 2019 to be higher than our per-metric ton cost in 2018 primarily due to higher feedstock costs.

Our Chemicals Segment started 2019 with average selling prices 3% lower than the beginning of 2018.  Average selling prices decreased by an additional 4% in the first three months of 2019.  Industry data indicates that overall TiO2 inventory held by producers stood at adequate-to-low levels in the last half of 2018 and into the first quarter of 2019.  We expect customer inventory levels to continue to decline through the second quarter of 2019 which could result in stabilization or minor increases in TiO2 selling prices during the remainder of 2019.

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

Three months ended March 31,
2018		2019	% Change
(Dollars in millions)
Net sales	$28.4	$31.2	10%
Cost of sales	18.9	21.5	14
Gross margin	$9.5	$9.7	1

Operating income	$4.4	$4.4	—

Percent of net sales:
Cost of sales	67%	69%
Gross margin	33	31
Operating income	15	14

Net Sales — Our Component Products Segment’s net sales increased $2.8 million in the first quarter of 2019 compared to the same period of 2018, due to higher marine component sales of $2.2 million, primarily surf pipes and wake enhancement systems to an original equipment boat manufacturer, and to a lesser extent higher security products sales volumes to existing government security customers of $.8 million. Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Sales and Gross Margin — Our Component Products Segment’s cost of sales as a percentage of sales increased 2% in the first quarter of 2019 compared to the same period in 2018.  As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage was primarily the result of increased labor rates and medical costs at our security products reporting unit as well as a less favorable customer and product mix at our marine components reporting unit.

Operating Income — Our Component Products Segment’s operating income for the first quarter of 2019 was comparable to the same period of 2018 as a result of the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Outlook— Our Component Products Segment’s first quarter sales exceeded prior year largely due to continued high demand for our marine products where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. Our Component Products Segment’s operating income for the quarter was comparable to prior year, as operating margin for the security products reporting unit decreased relative to prior year due to higher labor rates and medical costs, the effect of which we were not able to offset through higher selling prices. At present we expect this pattern to continue, with full year sales for 2019 tracking above 2018 and full year profitability comparable to prior year.  We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Real Estate Management and Development  –

	Three months ended March 31,
	2018	2019
	(In millions)
Net sales	$7.2	$11.9
Cost of sales	5.7	8.6
Gross margin	$1.5	$3.3

Operating income	$3.8	$3.2

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

In December 2013 and through the first quarter of 2019, LandWell has closed or entered into escrow on approximately 575 acres of the residential/planned community and approximately 65 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development Segment in the first quarter of 2018 and 2019 consisted of revenues from land sales. We recognized $9.5 million in revenues on land sales during the first quarter of 2019 compared to $5.8 million in the first quarter of 2018. As noted above we recognize revenue on our residential/planned community over time using costs based inputs and a large majority of the revenue we recognized in 2018 and 2019 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 535 acres of the residential planned community and certain other acreage which closed in December 2015 and through the first quarter of 2019. Cost of sales related to land sales revenues was $6.9 million in the first quarter of 2019 and $4.3 million in the first quarter of 2018.  Operating income also includes $1.1 million in the first quarter in 2019 and $3.1 million in the first quarter of 2018 of income related to the recognition of tax increment reimbursement note receivables, as discussed in Note 6 to our Condensed Consolidated Financial Statements.

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

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2019 Compared to 2018

Securities Earnings—A significant portion of our interest and dividend income in 2018 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from Amalgamated of $6.3 million in the first quarter of 2018. As discussed in the 2018 Annual Report, on August 31, 2018, we sold our interest in Amalgamated for consideration consisting of $12.5 million in cash and the deemed payment in full of our $250 million in loans we owed Snake River Sugar Company. Securities earnings is expected to be significantly lower in 2019 as compared to 2018 primarily due to the August 2018 sale of our interest in Amalgamated.

Gain on Land Sales—In the first quarter of 2018 we sold two parcels of land not used in our operating activities. See Note 12 to our Condensed Consolidated Financial Statements.

Insurance Recoveries—Insurance recoveries relate to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL. We have agreements with four former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. Substantially all of the insurance recoveries recognized in 2018 and 2019 relate to reimbursement of ongoing litigation defense costs. See Note 16 to our Condensed Consolidated Financial Statements.

Other General Corporate Items—Corporate expenses were 44% lower at $7.9 million in the first quarter of 2019 compared to $14.0 million in the first quarter of 2018. Corporate expenses decreased due to lower environmental remediation and related costs and lower litigation and related costs in 2019 compared to 2018. Included in corporate expense are:

•	litigation and related costs at NL of $.8 million in the first quarter of 2019 compared to $1.9 million in the first quarter of 2018; and
•	environmental remediation and related benefit of $.7 million in the first quarter of 2019 compared to $4.3 million in the first quarter of 2018;

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

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2019, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 16 to our Condensed Consolidated Financial Statements.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries—Our subsidiaries Kronos and NL hold shares of our common stock.  As discussed in the 2018 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis.  The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our condensed consolidated balance sheet at fair value.  Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses.  Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  The $.3 million loss and $1.1 million income recognized in our Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2019, respectively, represents the unrealized gain or loss in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Expense—Interest expense decreased to $10.3 million in the first quarter of 2019 from $15.4 million in the first quarter of 2018 primarily due to the net effects of lower average debt levels in 2019 and higher average interest rates on variable-rate indebtedness.  The lower average debt levels in 2019 is primarily due to the deemed redemption of our $250 million promissory notes payable to Snake River in connection with the August 2018 sale of our interest in Amalgamated.

We expect interest expense will continue to be lower in the remainder of 2019 as compared to 2018 due to lower average balances of outstanding borrowings at Valhi offset by higher average rates.

Provision for Income Taxes—We recognized an income tax expense of $14.2 million in the first quarter of 2019 compared to income tax expense of $36.2 million in the first quarter of 2018.   The difference is primarily due to the effect of lower income from operations in the first quarter of 2019.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2018, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $40.7 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million. During the first quarter of 2019, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $1.0 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period.  We recognized a similar non-cash deferred income tax expense of $3.6 million in the first quarter of 2018.   A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Discontinued Operations—On January 26, 2018, we completed the sale of the Waste Management Segment to JFL-WCS Partners, LLC, an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of the Waste Management Segment's third-party indebtedness and other liabilities. We recognized a pre-tax gain of approximately $58 million on the transaction in the first quarter of 2018 because the carrying value of the liabilities of the business assumed by the purchaser exceeded the carrying value of the assets sold in large part due to the long-lived asset impairment of $170.6 million recognized in the second quarter of 2017 with respect to our Waste Management Segment.  Such pre-tax gain is classified as part of discontinued operations.  See Note 3 to our Condensed Consolidated Financial Statements for additional information.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest in operations of subsidiaries decreased from 2018 to 2019 primarily due to lower earnings at Kronos.

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

Cash flows from operating activities decreased to a use of cash of $2.2 million in the first quarter of 2019 compared to cash provided by operating activities of $47.7 million in the first quarter of 2018. This $49.9 million decrease in cash provided by operations was primarily due to the net effect of the following items:

•	consolidated operating income of $60.4 million in the first quarter of 2019, a decrease of $58.4 million compared to an operating income of $118.8 million in the first quarter of 2018;
•	lower net cash paid for income taxes in 2019 of $7.4 million resulting from our reduced profitability; and
•	a $20.6 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first quarter of 2019.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•

Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2018 to March 31, 2019, primarily due to the net effects of higher sales volumes and relative changes in the timing of collections.

•

Kronos’ average days sales in inventory (“DSI”), decreased from December 31, 2018 to March 31, 2019 primarily due to lower inventory volumes attributable in part to higher sales volumes and slightly lower production volumes in the first quarter of 2019 compared to the fourth quarter of 2018.

•

CompX’s average DSO increased from December 31, 2018 to March 31, 2019.  CompX’s average days sales outstanding increased from December to March primarily as a result of relative changes in the timing of collections and the grant of extended terms to certain key customers.

•

CompX’s average DSI decreased from December 31, 2018 to March 31, 2019.  CompX’s average DSI decreased between year-end and the end of the first calendar quarter primarily as a result of the rapid sales growth for marine components operations, which has temporarily limited CompX’s opportunities to strategically restock.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2017	March 31, 2018	December 31, 2018	March 31, 2019
Kronos:
Days sales outstanding	63 days	76 days	76 days	70 days
Days sales in inventory	62 days	77 days	113 days	82 days
CompX:
Days sales outstanding	38 days	41 days	40 days	45 days
Days sales in inventory	79 days	79 days	80 days	78 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2018	2019
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$20.0	$6.7
Kronos	58.1	6.9
NL exclusive of its subsidiaries	1.7	4.3
CompX	(.2)	(2.6)
BMI	1.0	8.3
LandWell	(2.0)	(3.3)
WCS	2.3	—
Tremont exclusive of its subsidiaries	(.7)	2.8
Eliminations and other	(32.5)	(25.3)
Total	$47.7	$(2.2)

Investing Activities—

We spent $16.8 million in capital expenditures during the first three months of 2019 including:

•	$16.0 million in our Chemicals Segment;
•	$.4 million in our Component Products Segment; and
•	$.4 million in our Real Estate Management and Development Segment.

Financing Activities—

During the three months ended March 31, 2019, we:

•	repaid $.7 million under Tremont’s promissory note payable and $1.3 million under our credit facility with Contran; and
•	paid quarterly dividends to Valhi stockholders of $.02 per share ($6.8 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first three months of 2019 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2019, our consolidated indebtedness attributable to continuing operations was comprised of:

•	Valhi’s $313.0 million outstanding on its $360 million credit facility with Contran which is due no earlier than December 31, 2020;
•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($443.2 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
•	Tremont’s promissory note payable ($8.7 million outstanding) due in December 2023;
•	$18.8 million on BMI’s bank loan ($18.0 million carrying amount, net of unamortized debt issuance costs), due through June 2032;
•	$2.1 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $4.2 million of other indebtedness.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2019) are discussed in Note 9 to our 2018 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2019.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2020) and long-term obligations (defined as the five-year period ending March 31, 2024). If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2019, we had credit available under existing facilities of $271.2 million, which was comprised of:

•	$101.1(1) million under Kronos’ European revolving credit facility;
•	$123.1 million under Kronos’ North American revolving credit facility; and
•	$47.0(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending March 31, 2019, the full €90.0 million amount is available for borrowing at such date
(2)	Amounts available under this facility are at the sole discretion of Contran.

At March 31, 2019, we had an aggregate of $494.5 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $112.1 million by our non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$340.7	$112.0
CompX	36.1	—
NL exclusive of its subsidiaries	80.1	.1
Tremont exclusive of its subsidiaries	8.7	—
LandWell	11.4	—
BMI	17.5	—
Valhi exclusive of its subsidiaries	—	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$494.5	$112.1

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2019 will be approximately $100 million as follows:

•	$85 million by our Chemicals Segment, including approximately $25 million in the area of environmental compliance, protection and improvement;
•	$5 million by our Component Products Segment; and
•	$10 million by our Real Estate Management and Development Segment.

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

At March 31, 2019 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. At March 31, 2019 approximately 1.95 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2019 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.17 per share in each quarter of 2018 for which we received $39.4 million.  In February 2019 the Kronos Board of Directors increased its regular quarterly dividend to $.18 per share. If Kronos were to pay its $.18 per share in each quarter of 2019 based on the 58.0 million shares we held of Kronos common stock at March 31, 2019, we would receive aggregate annual regular dividends from Kronos of $41.8 million.  NL has not paid a dividend since prior to 2016 and we do not know if we will receive any cash dividends from NL during 2019. BMI and LandWell do pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $5.7 million in 2018 and $2.9 million in each of March and April 2019.   We do not know if we will receive additional distributions from BMI and LandWell during 2019.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

Prior to 2018, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.    The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the Loan Documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the Loan Documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. Prior to 2018 NL’s subsidiary borrowed $.5 million under this facility, no additional amounts have been borrowed since then, and $.5 million is outstanding under this facility at March 31, 2019. We eliminate any such intercompany borrowings in our Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $60 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2020.  We had gross borrowings of $3.3 million and gross repayments of $1.8 million during the first quarter of 2019, and $1.5 million was outstanding at March 31, 2019.  We could borrow an additional $58.5 million under our current intercompany facility with Kronos at March 31, 2019.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2020.  We had gross borrowings of $11.4 million and gross repayments of $11.4 million during the first quarter of 2019, and $40.0 million was outstanding at March 31, 2019.  We have no borrowing availability under our current intercompany facility with CompX at March 31, 2019.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

Off-balance Sheet Financing

Following the January 1, 2019 adoption of ASU 2016-02, Leases (Topic 842), we do not have any off-balance sheet financing arrangements.  See Note 18.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2018 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 1, 14 and 18 to our 2018 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first three months of 2019 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2018 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2018 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2018 Annual Report. See also Note 17 to our Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President, Chief Financial Officer and Chief Accounting Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matters discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements and our 2018 Annual Report.

Gowanus Canal Superfund Site, Brooklyn, New York.  In April 2019, EPA issued a second Unilateral Administrative Order (“UAO”) to NL and approximately 27 other PRPs for performance of certain work related to the Remedial Design at the site.  NL continues to believe it has no liability at the site but intends to engage in further discussions regarding a de minimis settlement and to otherwise take actions necessary to respond to the UAO.  If these discussions are unsuccessful, NL will continue to deny liability and will defend vigorously against all of the claims.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2018 Annual report. There have been no material changes to such risk factors during the first three months of 2019.

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

VALHI, INC.
(Registrant)

Date	May 9, 2019	/s/ Gregory M. Swalwell
Gregory M. Swalwell (Executive Vice President, Chief Financial Officer and Chief Accounting Officer)

Date	May 9, 2019	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)