Form 10-Q
period 2019-06-30
VALHI INC /DE/
filed 2019-08-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on August 2, 2019: 339,235,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2018	June 30, 2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$499.8	$470.5
Restricted cash equivalents	15.0	14.9
Marketable securities	2.5	2.2
Accounts and other receivables, net	352.6	420.9
Inventories, net	515.8	507.2
Other current assets	23.1	15.5
Total current assets	1,408.8	1,431.2
Other assets:
Investment in TiO2 manufacturing joint venture	81.3	85.7
Goodwill	379.7	379.7
Deferred income taxes	101.0	92.7
Other assets	175.3	227.2
Total other assets	737.3	785.3
Property and equipment:
Land	46.6	46.9
Buildings	250.5	249.4
Equipment	1,155.2	1,160.7
Mining properties	28.6	28.0
Construction in progress	44.2	54.2
	1,525.1	1,539.2
Less accumulated depreciation	961.6	976.7
Net property and equipment	563.5	562.5
Total assets	$2,709.6	$2,779.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2018	June 30, 2019
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2.9	$2.9
Accounts payable and accrued liabilities	339.0	315.1
Income taxes	9.1	.3
Total current liabilities	351.0	318.3
Noncurrent liabilities:
Long-term debt	797.5	790.1
Deferred income taxes	41.2	46.3
Payable to affiliates	56.3	56.3
Accrued pension costs	273.3	269.7
Accrued environmental remediation and related costs	96.9	95.9
Other liabilities	104.4	185.4
Total noncurrent liabilities	1,369.6	1,443.7
Equity:
Valhi stockholders’ equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	—	—
Retained earnings	220.3	230.2
Accumulated other comprehensive loss	(206.2)	(198.5)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders’ equity	635.4	653.0
Noncontrolling interest in subsidiaries	353.6	364.0
Total equity	989.0	1,017.0
Total liabilities and equity	$2,709.6	$2,779.0

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(unaudited)
Revenues and other income:
Net sales	$510.2	$528.6	$976.2	$1,008.2
Other income, net	19.3	15.4	39.7	22.0
Total revenues and other income	529.5	544.0	1,015.9	1,030.2
Costs and expenses:
Cost of sales	326.2	405.4	606.9	763.2
Selling, general and administrative	79.5	73.6	159.7	145.0
Litigation settlement expense, net	62.0	19.6	62.0	19.6
Other components of net periodic pension and OPEB expense	3.8	4.1	7.5	8.2
Interest	16.0	10.1	31.4	20.4
Total costs and expenses	487.5	512.8	867.5	956.4
Income from continuing operations before income taxes	42.0	31.2	148.4	73.8
Income tax expense	22.0	13.0	58.2	27.2
Net income from continuing operations	20.0	18.2	90.2	46.6
Income from discontinued operations	.4	—	38.0	—
Net income	20.4	18.2	128.2	46.6
Noncontrolling interest in net income of subsidiaries	8.7	11.1	27.2	21.3
Net income attributable to Valhi stockholders	$11.7	$7.1	$101.0	$25.3

Amount attributable to Valhi stockholders:
Income from continuing operations	$11.3	$7.1	$63.0	$25.3
Income from discontinued operations	.4	—	38.0	—
Net income attributable to Valhi stockholders	$11.7	7.1	$101.0	$25.3

Basic and diluted net income per share:
Income from continuing operations	$.03	$.02	$.18	$.07
Income from discontinued operations	—	—	.11	—
Net income attributable to Valhi stockholders	$.03	$.02	$.29	$.07

Basic and diluted weighted average shares outstanding	342.0	342.1	342.0	342.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(unaudited)
Net income	$20.4	$18.2	$128.2	$46.6
Other comprehensive income (loss), net of tax:
Currency translation	(22.9)	6.6	(13.1)	6.3
Marketable securities	—	—	(.1)	—
Defined benefit pension plans	2.5	2.2	5.1	4.5
Other postretirement benefit plans	(.2)	(.2)	(.5)	(.4)
Total other comprehensive income (loss), net	(20.6)	8.6	(8.6)	10.4
Comprehensive income (loss)	(.2)	26.8	119.6	57.0
Comprehensive income attributable to noncontrolling interest	3.2	13.3	24.9	24.0
Comprehensive income (loss) attributable to Valhi stockholders	$(3.4)	$13.5	$94.7	$33.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$128.2	$46.6
Depreciation and amortization	28.9	26.8
Benefit plan expense greater than cash funding	3.4	3.9
Deferred income taxes	37.2	9.1
Gain on sale of WCS	(58.4)	—
Gain on land sales	(12.5)	—
Distributions from (contributions to) Ti02 manufacturing joint venture, net	4.8	(4.4)
Other, net	6.6	1.9
Change in assets and liabilities:
Accounts and other receivables, net	(64.5)	(90.2)
Inventories, net	(41.7)	11.1
Land held for development, net	(1.2)	.1
Accounts payable and accrued liabilities	62.7	12.1
Accounts with affiliates	25.4	(7.2)
Income taxes	20.1	(6.5)
Other, net	20.7	29.5
Net cash provided by operating activities	159.7	32.8
Cash flows from investing activities:
Capital expenditures	(27.6)	(28.3)
Cash, cash equivalents and restricted cash and cash equivalents of discontinued operations at time of sale	(28.9)	—
Proceeds from sale of land	19.5	—
Purchases of marketable securities	(3.7)	(2.9)
Disposals of marketable securities	3.9	3.1
Other, net	.1	.1
Net cash used in investing activities	(36.7)	(28.0)
Cash flows from financing activities:
Principal payments on indebtedness	(3.7)	(4.6)
Valhi cash dividends paid	(13.6)	(13.6)
Distributions to noncontrolling interest in subsidiaries	(7.9)	(14.7)
Subsidiary treasury stock acquired	—	(1.4)
Net cash used in financing activities	(25.2)	(34.3)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	97.8	(29.5)
Effect of exchange rates on cash	(9.3)	(.6)
Balance at beginning of period	489.4	523.7
Balance at end of period	$577.9	$493.6
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$31.0	$19.5
Income taxes, net	5.9	28.5
Noncash investing activities:
Change in accruals for capital expenditures	1.0	1.7
Noncash financing activities:
Trade payable to affiliate converted to indebtedness	36.3	—

See accompanying Notes to Condensed Consolidated Financial Statements.

 VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three and six months ended June 30, 2018 and 2019

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2017	$667.3	$3.6	$—	$(17.9)	$(179.0)	$(49.6)	$342.3	$766.7
Change in accounting principle – ASU 2014-09	—	—	—	2.7	—	—	2.3	5.0
Balance at January 1, 2018, as adjusted	667.3	3.6	—	(15.2)	(179.0)	(49.6)	344.6	771.7

Net income	—	—	—	89.3	—	—	18.5	107.8
Other comprehensive income, net	—	—	—	—	8.8	—	3.2	12.0
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(3.9)	(3.9)
Cash dividends - $.02 per share	—	—	—	(6.8)	—	—	—	(6.8)
Balance at March 31, 2018	667.3	3.6	—	67.3	(170.2)	(49.6)	362.4	880.8

Net income	—	—	—	11.7	—	—	8.7	20.4
Other comprehensive loss, net	—	—	—	—	(15.0)	—	(5.6)	(20.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(4.0)	(4.0)
Cash dividends - $.02 per share	—	—	(.4)	(6.4)	—	—	—	(6.8)
Other, net	—	—	.4	—	—	—	.2	.6
Balance at June 30, 2018	$667.3	$3.6	$—	$72.6	$(185.2)	$(49.6)	$361.7	$870.4

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

Three and six months ended June 30, 2018 and 2019

(In millions)

(unaudited)

	Valhi Stockholders’ Equity
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non- controlling interest	Total equity
Balance at December 31, 2018	$667.3	$3.6	$—	$220.3	$(206.2)	$(49.6)	$353.6	$989.0

Net income	—	—	—	18.2	—	—	10.2	28.4
Other comprehensive income, net	—	—	—	—	1.3	—	.5	1.8
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(6.3)	(6.3)
Cash dividends - $.02 per share	—	—	—	(6.8)	—	—	—	(6.8)
Balance at March 31, 2019	667.3	3.6	—	231.7	(204.9)	(49.6)	358.0	1,006.1

Net income	—	—	—	7.1	—	—	11.1	18.2
Other comprehensive income, net	—	—	—	—	6.4	—	2.2	8.6
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(8.3)	(8.3)
Cash dividends - $.02 per share	—	—	(.3)	(6.5)	—	—	—	(6.8)
Equity transactions with noncontrolling interest, net and other	—	—	.3	(2.1)	—	—	1.0	(.8)
Balance at June 30, 2019	$667.3	$3.6	$—	$230.2	$(198.5)	$(49.6)	$364.0	$1,017.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at June 30, 2019. At June 30, 2019, all of Contran's outstanding voting stock was held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly were co-trustees (the “Family Trust”), or was held directly by Ms. Simmons and Ms. Connelly or various other family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”).  Consequently, at June 30, 2019, Ms. Simmons and Ms. Connelly may be deemed to control Contran and us.

Effective July 16, 2019, and upon entry of an agreed final judgment by the probate court of Dallas County in the state of Texas, Ms. Simmons and Ms. Connelly appointed two third parties as successor co-trustees of the Family Trust.   Ms. Simmons and Ms. Connelly retain the ability to appoint qualifying successor trustees of the Family Trust if either or both of the third party successor trustees resign or otherwise do not serve as trustee.  Following such appointment, a majority of Contran’s outstanding voting stock is held directly by Ms. Simmons and Ms. Connelly and the Other Trusts and the remainder of Contran’s outstanding voting stock is held by the Family Trust.  Consequently, as of July 16, 2019, Ms. Simmons and Ms. Connelly and the co-trustees of the Family Trust may be deemed to control Contran and us.

Basis of Presentation— Consolidated in this Quarterly Report are the results of our majority-owned and wholly-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”).  Kronos (NYSE: KRO), NL (NYSE: NL), and CompX (NYSE American: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).  In January 2018, we sold Waste Control Specialists LLC (“WCS”).  See Note 3.

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 11, 2019 (the “2018 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, other than the gain on the sale of WCS recognized in the first quarter of 2018 as discussed in Note 3), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2019 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at June 30, 2019
Chemicals	Kronos	80%
Component products	CompX	86%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(unaudited)
	(In millions)
Net sales:
Chemicals	$471.8	$484.5	$902.2	$921.0
Component products	32.4	33.7	60.8	64.9
Real estate management and development	6.0	10.4	13.2	22.3
Total net sales	$510.2	$528.6	$976.2	$1,008.2
Cost of sales:
Chemicals	$300.5	$375.4	$556.6	$703.1
Component products	21.2	22.8	40.1	44.3
Real estate management and development	4.5	7.2	10.2	15.8
Total cost of sales	$326.2	$405.4	$606.9	$763.2
Gross margin:
Chemicals	$171.3	$109.1	$345.6	$217.9
Component products	11.2	10.9	20.7	20.6
Real estate management and development	1.5	3.2	3.0	6.5
Total gross margin	$184.0	$123.2	$369.3	$245.0
Operating income:
Chemicals	$123.6	$50.5	$234.2	$103.3
Component products	6.0	5.6	10.4	10.0
Real estate management and development	.4	9.8	4.2	13.0
Total operating income	130.0	65.9	248.8	126.3
General corporate items:
Securities earnings	8.5	3.3	16.8	6.4
Insurance recoveries	.2	4.7	.4	5.0
Gain on land sales	—	—	12.5	—
Changes in market value of Valhi common stock held by subsidiaries	(3.8)	1.9	(4.1)	3.0
Other components of net periodic pension and OPEB expense	(3.8)	(4.1)	(7.5)	(8.2)
Litigation settlement expense	(62.0)	(19.6)	(62.0)	(19.6)
General expenses, net	(11.1)	(10.8)	(25.1)	(18.7)
Interest expense	(16.0)	(10.1)	(31.4)	(20.4)
Income from continuing operations before income taxes	$42.0	$31.2	$148.4	$73.8

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

In accordance with GAAP, the Waste Management Segment has been classified as discontinued operations in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018.  Also in accordance with GAAP, we have not reclassified our Condensed Consolidated Statement of Cash Flows to reflect the Waste Management Segment as discontinued operations.  We recognized a pre-tax gain of approximately $58 million primarily in the first quarter of 2018 on the transaction ($38.6 million, or $.11 per diluted share, net of tax) because the carrying value of the liabilities of the business assumed by JFL Partners exceeded the carrying value of the assets sold at the time of the sale in large part due to the previously-reported long-lived asset impairment of $170.6 million recognized in the second quarter of 2017, as discussed in the 2018 Annual Report.  Selected financial data for the operations of the disposed Waste Management Segment for periods prior to completing the sale is presented below.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018(1)
		(In millions)
Net sales	$—	$4.6

Operating loss	$—	$(.4)
Interest expense, net	—	(.3)
Loss before taxes		(.7)
Income tax benefit		(.1)
Net loss	$—	$(.6)

Pre-tax gain on disposal	$—	$58.4
Income tax expense (benefit)	(.4)	19.8
After-tax gain on disposal	.4	38.6

Total	$.4	$38.0

Net cash provided by operating activities		$2.3

Net cash used in investing activities		$(.1)

(1)  Reflects the results of the Waste Management Segment through January 26, 2018, the date of the sale.

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

Note 4—Accounts and other receivables, net:

	December 31, 2018	June 30, 2019
	(In millions)
Trade accounts receivable:
Kronos	$273.3	$372.5
CompX	12.2	15.0
BMI and LandWell	1.5	.8
VAT and other receivables	32.7	18.7
Refundable income taxes	5.7	3.3
Accrued insurance recovery related to litigation	15.0	—
Receivable from affiliates:
Contran – trade items	.5	.5
LPC – trade items	10.2	10.2
Other – trade items	2.8	2.0
Allowance for doubtful accounts	(1.3)	(2.1)
Total	$352.6	$420.9

The accrued insurance recovery related to litigation is discussed in Note 16.

Note 5—Inventories, net:

	December 31, 2018	June 30, 2019
	(In millions)
Raw materials:
Chemicals	$93.1	$137.0
Component products	2.7	3.2
Total raw materials	95.8	140.2
Work in process:
Chemicals	23.5	27.3
Component products	11.1	11.4
Total in-process products	34.6	38.7
Finished products:
Chemicals	317.6	257.4
Component products	3.3	3.2
Total finished products	320.9	260.6
Supplies (chemicals)	64.5	67.7
Total	$515.8	$507.2

Note 6—Other noncurrent assets:

	December 31, 2018	June 30, 2019
	(In millions)
Other noncurrent assets:
Land held for development	$129.2	$126.4
Operating lease right-of-use assets	—	32.0
Accrued insurance recovery related to litigation	—	15.6
Restricted cash and cash equivalents	8.9	8.2
Land contract receivables	9.1	4.0
IBNR receivables	6.0	7.0
Marketable securities	4.8	5.2
Pension asset	2.7	3.3
Notes receivable - OPA	1.9	10.5
Other	12.7	15.0
Total	$175.3	$227.2

The accrued insurance recovery related to litigation is disclosed in Note 16.  Land contract receivables classified as a noncurrent asset relate to our Real Estate Management and Development Segment.  Such receivables relate to certain fees we collect from builders when the builder sells a home to a customer.

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

Right-of-use assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease.  For leases in effect as of the January 1, 2019 date of adoption of the new ASU, the right-of-use operating lease assets and liabilities were recognized based on the estimated present value of remaining lease payments over the remaining lease term as of the adoption date.  For new leases entered into subsequent to the date of adoption of the new ASU, the right-of-use operating lease assets and liabilities will be recognized based on the estimated present value of lease payments over the lease term as of the respective lease commencement dates.

We use an estimated incremental borrowing rate to determine the present value of lease payments (unless we can determine the rate implicit in the lease, which is generally not the case).  Our incremental borrowing rate for each of our leases is derived from available information, including our current debt and credit facilities and U.S. and European yield curves as well as publicly available data for instruments with similar characteristics, adjusted for factors such as collateralization and term.  For leases in effect as of the January 1, 2019 date of adoption of the new ASU, we used an estimated incremental borrowing rate for each lease on the date of adoption.  For new leases entered into subsequent to the date of adoption of the new ASU, we use an estimated incremental borrowing rate for each lease as of the respective lease commencement date.

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

During the first six months of 2019, our operating lease expense approximated $4.1 million (which amount approximates the cash paid during the period for our operating leases included in the determination of our net cash flows from operating activities). During the second quarter and first six months of 2019, variable lease expense and short-term lease expense were not material.  During the first six months of 2019, we entered into new operating leases which resulted in the recognition of nominal right-of-use operating lease assets and liabilities.  At June 30, 2019, the weighted average remaining lease term of our operating leases was approximately 13 years, and the weighted average discount rate associated with such leases was approximately 4.5%.  Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At June 30, 2019, maturities of our lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2019 (remainder of year)	$3.9
2020	6.9
2021	6.1
2022	3.5
2023	2.3
2024 and thereafter	21.5
Total lease payments	44.2
Less imputed interest	12.9
Total lease obligations	31.3
Less current obligations	6.7
Long-term lease obligations	$24.6

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

Note 7—Long-term debt:

	December 31, 2018	June 30, 2019
	(In millions)
Valhi:
Contran credit facility	$314.3	$313.0
Subsidiary debt:
Kronos:
Senior Secured Notes	452.4	449.7
Tremont:
Promissory note payable	9.4	7.3
BMI:
Bank loan – Western Alliance Bank	18.0	17.1
LandWell:
Note payable to the City of Henderson	2.1	1.9
Other	4.2	4.0
Total subsidiary debt	486.1	480.0
Total debt	800.4	793.0
Less current maturities	2.9	2.9
Total long-term debt	$797.5	$790.1

Valhi – Contran credit facility – During the first six months of 2019, we repaid a net $1.3 million under this facility.  The average interest rate on the existing balance as of and for the six months ended June 30, 2019 was 6.5%. At June 30, 2019, the equivalent of $47.0 million was available for borrowing under this facility.

Kronos – Senior Secured Notes -  At June 30, 2019, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $5.8 million.

North American and European revolving credit facilities– During the first six months of 2019, Kronos had no borrowings or repayments under its North American revolving credit facility and its European revolving credit facility.  At June 30, 2019, approximately $122.3 million was available for additional borrowing under the North American revolving credit facility.  Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of June 30, 2019 and the net debt to EBITDA financial test, the full €90.0 million of the credit facility ($102.5 million) is available for borrowing availability at June 30, 2019.

Tremont – Promissory note payable – During the first six months of 2019, Tremont prepaid (without penalty) $2.1 million principal amount on the note as required under the terms of the note agreement.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2019.

Note 8—Accounts payable and accrued liabilities:

	December 31, 2018	June 30, 2019
	(In millions)
Accounts payable:
Kronos	$103.2	$139.4
CompX	3.2	3.2
BMI and LandWell	2.9	4.6
NL	1.6	.5
Other	.6	.5
Payable to affiliates:
Contran – income taxes	10.0	5.2
LPC – trade items	16.7	13.9
Accrued litigation settlement	60.0	25.0
Operating lease liabilities	—	6.7
Employee benefits	37.5	28.7
Deferred income	28.3	16.4
Accrued sales discounts and rebates	29.7	19.9
Environmental remediation and related costs	6.5	6.2
Interest	5.2	5.2
Other	33.6	39.7
Total	$339.0	$315.1

The accrued litigation settlement is discussed in Note 16.  Operating lease liabilities are discussed in Notes 6 and 18.

Note 9—Other noncurrent liabilities:

	December 31, 2018	June 30, 2019
	(In millions)
Operating lease liabilities	$—	$24.6
Reserve for uncertain tax positions	19.1	19.8
Accrued litigation settlement	17.0	71.6
Deferred income	15.8	17.4
Other postretirement benefits	10.3	10.5
Employee benefits	7.1	6.9
Insurance claims and expenses	8.1	9.0
Deferred payment obligation	9.6	9.7
Accrued development costs	7.5	9.0
Other	9.9	6.9
Total	$104.4	$185.4

The accrued litigation settlement is discussed in Note 16.  Operating lease liabilities are discussed in Notes 6 and 18.

Note 10 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(In millions)
Net sales – point of origin::
Germany	$257.7	$248.5	$492.2	$467.7
United States	208.9	289.3	405.7	534.6
Canada	82.2	95.9	153.8	174.4
Belgium	68.9	77.7	138.6	147.4
Norway	56.5	47.7	109.6	99.2
Eliminations	(202.4)	(274.6)	(397.7)	(502.3)
Total	$471.8	$484.5	$902.2	$921.0

Net sales – point of destination:
Europe	$238.5	$229.4	$472.4	$444.6
North America	143.6	161.5	270.6	308.3
Other	89.7	93.6	159.2	168.1
Total	$471.8	$484.5	$902.2	$921.0

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(In millions)
Component Products:
Net sales:
Security products	$27.2	$26.9	$51.3	$51.6
Marine components	5.2	6.8	9.5	13.3
Total	$32.4	$33.7	$60.8	$64.9
Real Estate Management and Development:
Net sales:
Land sales	$3.8	$8.4	$9.6	$17.9
Water delivery	1.9	1.6	2.8	3.5
Utility and other	.3	.4	.8	.9
Total	$6.0	$10.4	$13.2	$22.3

Note 11—Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(In millions)
Service cost	$2.9	$2.8	$5.9	$5.6
Interest cost	4.0	4.0	8.0	8.0
Expected return on plan assets	(3.8)	(3.5)	(7.8)	(7.2)
Amortization of unrecognized prior service cost	—	—	.1	.1
Recognized actuarial losses	3.9	3.7	7.7	7.5
Total	$7.0	$7.0	$13.9	$14.0

We expect to contribute the equivalent of approximately $18.2 million to all of our defined benefit pension plans during 2019.

Note 12—Other income, net:

	Six months ended June 30,
	2018	2019
	(In millions)
Securities earnings:
Dividends and interest	$16.8	$6.1
Securities transactions, net	—	.3
	16.8	6.4
Currency transactions, net	4.8	(.2)
Insurance recoveries	.4	5.0
Infrastructure reimbursement	4.0	9.1
Gain on land sales	12.5	.7
Other, net	1.2	1.0
Total	$39.7	$22.0

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  In the second quarter of 2019, we recognized $4.7 million in insurance recoveries which represented recovery of past and future litigation defense costs primarily from one insurance carrier.  See Note 16.

In the first six months of 2018 we sold two parcels of land not used in our operating activities.  We sold the first parcel for net proceeds of $18.9 million, and recognized a pre-tax gain on the sale of $11.9 million. In addition NL sold excess property with a nominal book value for proceeds of $.6 million.

Infrastructure reimbursement- As disclosed in Note 7 to our 2018 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment.

Prior to 2018, due to the significant uncertainty of the timing and amount of any of such potential tax increment reimbursements, we recognized any such tax increment reimbursements only when received.  However, due to growth in the master planned community and the increase in tax increment funds to which LandWell is entitled, we determined in the first quarter of 2018 the tax increment reimbursements expected to be collected in the future would at least be sufficient to support recognizing the promissory note payable issued by the City of Henderson to LandWell.  During the first six months of 2018, we recognized $3.1 million of other income related to the existing promissory note as of January 1, 2018.  During the first six months of 2019, we received approval for additional tax increment reimbursement of $8.8 million (primarily in the second quarter), which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

Note 13—Income taxes:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$8.8	$6.6	$31.2	$15.5
Incremental net tax on earnings and losses of non-U.S., U.S. and non-tax group companies	4.9	—	9.0	(.2)
Non-U.S. tax rates	7.9	2.3	14.9	4.6
Valuation allowance	1.7	2.8	2.0	3.8
Global intangible low-tax income, net	—	.4	—	1.1
Adjustment to the reserve for uncertain tax positions, net	.3	.5	1.9	1.0
Canada – Germany APA	—	—	(1.4)	—
U.S. state income taxes and other, net	(1.6)	.4	.6	1.4
Income tax expense	$22.0	$13.0	$58.2	$27.2

Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$22.0	$13.0	$58.2	$27.2
Discontinued operations	(.4)	—	19.8	—
Retained earnings – change in accounting principle	—	—	1.1	—
Other comprehensive income (loss):
Currency translation	(3.3)	.8	(1.9)	.8
Pension plans	1.5	1.5	3.0	3.1
OPEB plans	(.1)	(.1)	(.2)	(.2)
Total	$19.7	$15.2	$80.0	$30.9

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate of 21%.  The amount shown on such table for incremental net tax expense (benefit) on earnings and losses on non-U.S., U.S. and non-tax group companies includes, as applicable, (i) deferred state and foreign income taxes (or deferred income tax benefits) and deferred withholding taxes, as applicable, associated with the current-year change in the aggregate amount of undistributed earnings of all of our non-U.S. subsidiaries, which earnings are not permanently reinvested , (ii) current U.S. income taxes (or current income tax benefit) attributable to current-year income (losses) of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, (iii) deferred income taxes associated with our direct investment in Kronos  and (iv) current and deferred income taxes associated with distributions and earnings from our investment in LandWell and BMI.

We record global intangible low-tax income (GILTI) tax as a current-period expense when incurred under the period cost method.  We have evaluated the tax impact of GILTI and base erosion anti abuse tax (BEAT) provisions and related U.S. tax credit provisions applicable to tax years beginning in 2018 based on the relevant statutes, including final GILTI and foreign tax credit regulations issued by the IRS in June 2019 which did not materially impact our determinations with respect to such items.

None of our federal U.S. and non-U.S. tax returns are currently under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany. During the first quarter of 2018, Kronos’ German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  In the first quarter of 2018, we recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between Kronos’ German and Canadian subsidiaries.

The 2017 Tax Act amended the rules limiting the deduction for business interest expense beginning in 2018.  The limitation applies to all taxpayers, and our annual deduction for business interest expense is limited to the sum of our business interest income and 30% of our adjusted taxable income as defined under the 2017 Tax Act.  Any business interest expense not allowed as a deduction as a result of the limitation may be carried forward indefinitely and is treated as interest paid in the carryforward year subject to the respective year’s limitation.  We determined that our interest expense for 2018 and 2019 was limited under these provisions.  The limitation in 2018 resulted in part because of the loss we recognized on the sale of WCS for income tax purposes and the limitation in 2019 is primarily attributable to lower earnings. We have concluded that we are required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to the portion of our deferred tax asset attributable to the nondeductible amount of business interest expense carryforward.  Consequently, our provision for income taxes includes a non-cash deferred income tax expense of $7.1 million in the first six months of 2018 and $3.8 million in the first six months of 2019 for the amount of such deferred income tax asset that we have determined does not meet the more-likely-than-not recognition criteria.  In accordance with the ASC 740 guidance regarding intra-period allocation of income taxes, $5.1 million of such non-cash deferred income tax expense in 2018 is classified as part of the income taxes associated with the pre-tax gain we recognized for financial reporting purposes on the sale of WCS which is classified as part of discontinued operations as discussed in Note 3, and the remaining $2.0 million is classified as part of our provision for income taxes attributable to continuing operations.

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

Note 14—Noncontrolling interest in subsidiaries:

	December 31, 2018	June 30, 2019
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$221.4	$226.8
NL Industries	62.4	66.2
CompX International	19.4	22.0
BMI	27.1	26.3
LandWell	23.3	22.7
Total	$353.6	$364.0

	Six months ended June 30,
	2018	2019
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$29.0	$11.6
NL Industries	(4.8)	3.6
CompX International	1.1	1.2
BMI	.7	2.0
LandWell	1.2	2.9
Total	$27.2	$21.3

Note 15—Equity:

Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three and six months ended June 30, 2018 and 2019 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.6	$1.7	$1.7	$1.7
Other comprehensive loss – unrealized losses arising during the period	—	—	(.1)	—
Balance at end of period	$1.6	$1.7	$1.6	$1.7
Currency translation adjustment:
Balance at beginning of period	$(46.9)	$(75.8)	$(54.1)	$(75.6)
Other comprehensive income (loss)	(16.7)	4.9	(9.5)	4.7
Balance at end of period	$(63.6)	$(70.9)	$(63.6)	$(70.9)
Defined benefit pension plans:
Balance at beginning of period	$(127.1)	$(132.3)	$(129.0)	$(134.0)
Other comprehensive income— amortization of prior service cost and net losses included in net periodic pension cost	1.9	1.7	3.8	3.4
Balance at end of period	$(125.2)	$(130.6)	$(125.2)	$(130.6)
OPEB plans:
Balance at beginning of period	$2.2	$1.5	$2.4	$1.7
Other comprehensive loss – amortization of prior service credit	(.2)	(.2)	(.4)	(.4)
Balance at end of period	$2.0	$1.3	$2.0	$1.3
Total accumulated other comprehensive income (loss):
Balance at beginning of period	$(170.2)	$(204.9)	$(179.0)	$(206.2)
Other comprehensive income (loss)	(15.0)	6.4	(6.2)	7.7
Balance at end of period	$(185.2)	$(198.5)	$(185.2)	$(198.5)

See Note 11 for amounts related to our defined benefit pension plans.

During the second quarter of 2019, Kronos acquired approximately 110,000 shares of its common stock in market transactions for an aggregate purchase price of $1.4 million.  At June 30, 2019, 1.8 million shares are available for repurchase under Kronos’ previously authorized stock repurchase program.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, other than with respect to the Santa Clara case discussed below, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

NL has never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases (other than the Santa Clara case discussed below),

•	no final, non-appealable adverse judgments have ever been entered against NL, and
•

NL has never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a thirty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

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

In the matter titled County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657), on July 24, 2019 an order approving a global settlement agreement entered into among all of the plaintiffs and the three defendants remaining in the case (the Sherwin Williams Company, ConAgra Grocery Products and us) was entered by the court and the case was dismissed with prejudice.  The global settlement agreement provides that an aggregate $305 million will be paid collectively by the three co-defendants in full satisfaction of all claims resulting in a dismissal of the case with prejudice and the resolution of (i) all pending and future claims by the plaintiffs in the case, and (ii) all potential claims for contribution or indemnity between us and our co-defendants in respect to the case. In the agreement, we expressly deny any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against us.  The settlement agreement fully concludes this matter.

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25 million within sixty days of the court’s approval of the settlement and dismissal of the case and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12 million for the first five installments and $16.7 million for the sixth installment).  NL’s sixth installment will be made with funds already on deposit at the court that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL).

As previously disclosed during the second quarter of 2018 and based on the terms of a May 2018 settlement agreement between NL and the plaintiffs which had an aggregate cost of $80 million to NL, we determined that the loss to us could be reasonably estimated and recognized a net $62 million pre-tax charge with respect to this matter ($45 million for the amount to be paid by NL upon approval of the terms of the settlement and $17 million for the net present value of the five payments aggregating $20 million to be paid by NL in installments beginning four years from such approval).  The May 2018 settlement was never approved by the court and was superseded in July 2019 by the global settlement agreement discussed above.

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement.  For financial reporting purposes, we discounted the six payments ($12 million in each of the next five years and a sixth and final payment of $16.7 million) aggregating $76.7 million to their estimated net present value, using a discount rate of 1.9% per annum.  Such net present value is $71.6 million, which we will begin to accrete in the third quarter of 2019.  We recognized a litigation settlement expense of $19.6 million in the second quarter of 2019 which represents the change in the aggregate litigation settlement accrual (from $77.0 million recorded in the second quarter of 2018 to $96.6 million reflecting the global settlement agreement).

For purposes of our Condensed Consolidated Balance Sheet, we have presented the $25 million payment due in 2019 as a current liability and the net present value of the six annual installments of $71.6 million,  as a noncurrent liability. In addition we have recognized a $15.6 million noncurrent insurance recovery receivable (which includes $15.0 million previously recognized and $.6 million in accrued interest on such receivable) representing the amount placed on deposit with the trial court that is committed to be used to fund the final payment.

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

New cases may continue to be filed against us.  We do not know if we will incur liability in the future with respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. At December 31, 2018 and June 30, 2019, we have recognized $15.0 million and $15.6 million, respectively, of receivables for recoveries related to the California case discussed above.

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

The table below presents a summary of the activity in our accrued environmental costs during the first six months of 2019 are presented below.

Amount
(In millions)
Balance at the beginning of the year	$103.4
Additions charged (credited) to expense, net	(.7)
Payments, net	(1.2)
Other, net	.6
Balance at the end of period	$102.1
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$6.2
Noncurrent liabilities	95.9
Total	$102.1

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2019, NL had accrued approximately $97 million related to approximately 32 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $117 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2019, there were approximately 5 sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5.1 million at June 30, 2019 for other environmental cleanup matters.

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

Note 17—Fair value measurements and financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2018		June 30, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$523.7	$523.7	$493.6	$493.6
Deferred payment obligation	9.6	9.6	9.7	9.7
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	452.4	412.9	449.7	454.6
Valhi credit facility with Contran	314.3	314.3	313.0	313.0
Tremont promissory note payable	9.4	9.4	7.3	7.3
BMI bank note payable	18.0	18.8	17.1	17.9
LandWell note payable to the City of Henderson	2.1	2.1	1.9	1.9

At June 30, 2019, the estimated market price of Kronos’ Senior Notes was €998 per €1,000 principal amount.  The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values.  See Note 7.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 8.

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

On January 26, 2018 we sold our Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS' third-party indebtedness and other liabilities; accordingly the results of operations of our Waste Management Segment is reflected as discontinued operations in our Consolidated Statements of Income for the three and six months ended June 30, 2018.  We recognized a pre-tax gain of approximately $58 million on the transaction in the first quarter of 2018 because the carrying value of the liabilities of the business assumed by the purchaser exceeded the carrying value of the assets sold at the time of sale in large part due to a long-lived asset impairment of $170.6 million recognized with respect to the Waste Management Segment in the second quarter of 2017.  Such pre-tax gain is classified as part of discontinued operations.  The sale of our former Waste Management Segment enables us to focus on our remaining profitable businesses.  See Note 3 to our Condensed Consolidated Financial Statements.

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

•	Competitive products and prices and substitute products, including increased competition from low-cost manufacturing sources (such as China);
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Customer and competitor strategies;
•	Potential difficulties in integrating future acquisitions;
•	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
•	Potential consolidation of our competitors;
•	Potential consolidation of our customers;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	Our ability to protect or defend intellectual property rights;
•	The introduction of trade barriers;
•	The ability of our subsidiaries to pay us dividends;
•	The impact of current or future government regulations (including employee healthcare benefit related regulations);
•	Uncertainties associated with new product development and the development of new product features;
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

Operations Overview

Quarter Ended June 30, 2019 Compared to the Quarter Ended June 30, 2018 —

We reported net income from continuing operations attributable to Valhi stockholders of $7.1 million or $.02 per diluted share in the second quarter of 2019 compared to $11.3 million or $.03 per diluted share in the second quarter of 2018.   As discussed more fully below, our net income from continuing operations attributable to Valhi stockholders decreased from 2018 to 2019 primarily due to the net effects of:

•	lower operating income from our Chemicals Segment in 2019 compared to 2018;
•	a pre-tax litigation settlement expense of $19.6 million recognized in the second quarter of 2019 compared to $62.0 million recognized in the second quarter of 2018;
•	income from infrastructure reimbursement of $7.7 million in the second quarter of 2019;
•	insurance recoveries related to a single insurance recovery settlement of $4.7 million in the second quarter of 2019;
•	lower interest expense in 2019 as a result of the deemed repayment of the Snake River debt in August 2018; and
•	lower environmental remediation and related costs in 2019.

Our diluted net income from continuing operations per share in the second quarter of 2019 includes:

•	a charge of $.04 per share related to a litigation settlement expense recognized;
•	a gain of $.01 per share related to the infrastructure reimbursement recognized; and
•	a gain of $.01 per share related to the insurance recoveries recognized.

Our diluted net income from continuing operations per share in 2018 includes a charge of $.12 per share related to the litigation settlement expense recognized in the second quarter.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018 —

We reported net income from continuing operations attributable to Valhi stockholders of $25.3 million or $.07 per diluted share in the first six months of 2019 compared to $63.0 million or $.18 per diluted share in the first six months of 2018.   As discussed more fully below, our net income from continuing operations attributable to Valhi stockholders decreased from 2018 to 2019 primarily due to the net effects of:

•	lower operating income from our Chemicals Segment in 2019 compared to 2018;
•	a pre-tax litigation settlement expense of $19.6 million recognized in the second quarter of 2019 compared to $62.0 million recognized in the second quarter of 2018;
•	recognition of a gain on sale of land of $12.5 million in 2018;
•	income from infrastructure reimbursement of $8.8 million in 2019 compared to $3.1 million in 2018;
•	insurance recoveries related to a single insurance recovery settlement of $4.7 million in the second quarter of 2019;
•	lower interest expense in 2019 as a result of the deemed repayment of the Snake River debt in August 2018; and
•	lower litigation and related costs and environmental and related expenses in 2019.

Our diluted net income per share in 2019 includes:

•	a charge of $.04 per share related to the litigation settlement expense recognized in the second quarter;
•	a gain of $.01 per share related to the infrastructure reimbursement recognized in the second quarter; and
•	a gain of $.01 per share related to the insurance recoveries recognized in the second quarter.

Our diluted net income per share in 2018 includes:

•	a gain of $.03 per share related to the sale of land not used in our operations; and
•	a charge of $.12 per share related to the litigation settlement expense recognized in the second quarter.

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

	Three months ended June 30,			Six months ended June 30,
	2018	2019	% Change	2018	2019	% Change

Net sales	$471.8	$484.5	3%	$902.2	$921.0	2%
Cost of sales	300.5	375.4	25	556.6	703.1	26
Gross margin	$171.3	$109.1	(36)	$345.6	$217.9	(37)
Operating income	$123.6	$50.5	(59)	$234.2	$103.3	(56)
Percent of net sales:
Cost of sales	64%	77%		62%	76%
Gross margin	36	23		38	24
Operating income	26	10		26	11
TiO2 operating statistics:
Sales volumes*	137	158	15%	262	301	15%
Production volumes*	136	136	—	269	270	—
Percent change in net sales:
TiO2 product pricing			(8)%			(8)%
TiO2 sales volumes			15			15
TiO2 product mix/other			—			(1)
Changes in currency exchange rates			(4)			(4)
Total			3%			2%
*	Thousands of metric tons

Current industry conditions— Average selling prices rose during the first half of 2018; however, such average selling prices began to decline in the last half of 2018 and into the first quarter of 2019 before beginning to rise again in the second quarter of 2019.  Prices in the second quarter of 2019 were 2% higher than at the end of the first quarter with higher prices in all major markets.  Our Chemicals Segment started 2019 with average selling prices 3% lower than at the beginning of 2018 and our average selling prices at the end of the second quarter of 2019 were 2% lower than at the end of 2018 with lower prices in the European, North American and Latin American markets partially offset by higher prices in the export market.  Our Chemicals Segment experienced higher sales volumes in all major markets in the first six months of 2019 as compared to the same period of 2018.

Our Chemicals Segment operated its production facilities at overall average capacity utilization rates of 97% in the first six months of 2019 compared to 96% in the first six months of 2018.  The table below lists our Chemicals Segment’s comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2018	2019
First quarter	95%	97%
Second quarter	97%	97%

Primarily due to a rise in the cost of third-party feedstock ore we procured in 2018 and the first six months of 2019, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first six months of 2019 was higher as compared to the first six months of 2018 (excluding the effect of changes in currency exchange rates).

Net sales— Our Chemicals Segment’s net sales in the second quarter of 2019 increased 3%, or $12.7 million, compared to the second quarter of 2018 primarily due to the net effect of an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $38 million) and a 15% increase in sales volumes (which increased net sales by approximately $71 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 15% in the second quarter of 2019 as compared to the second quarter of 2018 primarily due to higher sales in the European, North American and export markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $17 million as compared to the second quarter of 2018.

Our Chemicals Segment’s net sales in the first six months of 2019 increased 2%, or $18.8 million, compared to the first six months of 2018 primarily due to the net effect of an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $72 million) and a 15% increase in sales volumes (which increased net sales by approximately $135 million).

Our Chemicals Segment’s sales volumes increased 15% in the first six months of 2019 as compared to the first six months of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our Chemicals Segment’s net sales by approximately $32 million as compared to the first six months of 2018.

Cost of Sales and Gross Margin— Our Chemicals Segment’s cost of sales increased 25% in the second quarter of 2019 compared to the second quarter of 2018 due to the net effect of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $31 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  TiO2 production volumes in the second quarter of 2019 were comparable to the second quarter of 2018.  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 77% in the second quarter of 2019 compared to 64% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 23% in the second quarter of 2019 compared to 36% in the second quarter of 2018.  As discussed and quantified above, our gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Our Chemicals Segment’s cost of sales increased 26% in the first six months of 2019 compared to the same period in 2018 primarily due to the net impact of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $77 million (primarily caused by higher third party feedstock ore costs) and currency fluctuations (primarily the euro).  TiO2 production volumes in the first six months of 2019 were comparable to the same period in 2018.  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 76% in the first six months of 2019 compared to 62% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 24% in the first six months of 2019 compared to 38% in the first six months of 2018.  As discussed and quantified above, our Chemicals Segment’s gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Operating Income— Our Chemicals Segment’s operating income decreased 59% in the second quarter of 2019 compared to the second quarter of 2018, and operating income as a percentage of net sales decreased to 10% in 2019 from 26% in 2018.  This decrease was driven by the lower gross margin, discussed above.  We estimate that changes in currency exchange rates decreased operating income by approximately $9 million in the second quarter of 2019 as compared to the same period in 2018, as discussed below.

Our Chemicals Segment’s operating income decreased 56% in the first six months of 2019 compared to the first six months of 2018, and operating income as a percentage of net sales decreased to 11% in 2019 from 26% in 2018.  We estimate that changes in currency exchange rates decreased Chemicals Segment’s operating income by approximately $1 million in the first six months of 2019 as compared to the same period in 2018.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.2 million in the first six months of 2018 and $1.1 million in the same period of 2019, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates three months ended June 30, 2019 vs June 30, 2018

				Translation gains (losses) - impact of rate changes	Total currency impact 2019 vs 2018
	Transaction gains/(losses) recognized
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(17)	$(17)
Operating income	10	(1)	(11)	2	(9)

The $17 million decrease in our Chemicals Segment’s net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $9 million decrease in our Chemicals Segment’s operating income was comprised of the following:

•

Approximately $11 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and

•

Approximately $2 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Impact of changes in currency exchange rates six months ended June 30, 2019 vs June 30 2018

				Translation gains (losses) - impact of rate changes	Total currency impact 2019 vs 2018
	Transaction gains/(losses) recognized
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(32)	$(32)
Operating income	5	—	(5)	4	(1)

The $32 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our Chemicals Segment’s euro-denominated sales were translated into less U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $1 million decrease in our Chemicals Segment’s operating income was comprised of the following:

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

The cost of third-party feedstock ore our Chemicals Segment purchased in the last half of 2018 and first half of 2019 was higher as compared to the first half of 2018 and such higher cost feedstock ore was reflected in our Chemicals Segment’s results of operations in the first six months of 2019.  Consequently, our cost of sales per metric ton of TiO2 sold in the first six months of 2019 was higher than our per-metric ton cost in the first six months of 2018 (excluding the effect of changes in currency exchange rates) primarily due to higher third-party feedstock ore costs. We expect our cost of sales per metric ton of TiO2 sold in 2019 to be higher than our per-metric ton cost in 2018 primarily due to higher feedstock costs.

Our Chemicals Segment started 2019 with average selling prices 3% lower than the beginning of 2018.  In the second quarter of 2019, our Chemicals Segment’s average selling prices began to rise.  Our Chemicals Segment’s average selling prices at the end of the second quarter of 2019 were 2% higher than at the end of the first quarter and were 2% lower than at the end of 2018. Industry data indicates that overall TiO2 inventory held by producers stood at seasonal low levels in the second quarter of 2019.  As a result of all of the foregoing factors, including rising raw material costs and rising global demand, we expect the market will support additional selling price increases during the remainder of 2019.

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

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  Substantial expansions of TiO2 production capacity generally take several years before such production becomes available to meet demand growth.

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

Component Products –

Our Component Products Segment’s product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of sales and gross margin. In addition, small variations in period-to-period net sales, cost of sales and gross margin can result from changes in the relative mix of our products sold. The key performance indicator for our Component Products Segment is operating income and margins.

	Three months ended June 30,			Six months ended June 30,
	2018	2019	% Change	2018	2019	% Change

Net sales:
Security products	$27.2	$26.9	(1)%	$51.3	$51.6	1%
Marine components	5.2	6.8	32	9.5	13.3	40
Total net sales	32.4	33.7	4	60.8	64.9	7
Cost of sales	21.2	22.8	8	40.1	44.3	11
Gross margin	$11.2	$10.9	(3)	$20.7	$20.6	(1)
Operating income	$6.0	$5.6	(6)	$10.4	$10.0	(4)
Percent of net sales:
Cost of sales	65%	68%		66%	68%
Gross margin	35	32		34	32
Operating income	18	17		17	15

Net Sales — Our Component Products Segment’s net sales increased $1.3 million and $4.1 million in the second quarter and for the first six months of 2019, respectively, compared to the same periods in 2018. The increase in sales is due to higher marine component sales in both periods, primarily surf pipes and wake enhancement systems to an original equipment boat manufacturer. Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Sales and Gross Margin — Our Component Products Segment’s cost of sales as a percentage of sales for the second quarter and first six months of 2019 was higher than the same periods in 2018 by approximately 3% and 2%, respectively. As a result, gross profit as a percentage of sales decreased over the same periods. The decrease in gross profit percentage is primarily the result of increased labor rates due to regional pressure on wages for certain skilled labor positions and associated payroll costs at security products as well as a less favorable customer and product mix at marine components. Gross profit dollars for the second quarter and first six months of 2019 were comparable to the same periods in 2018.

Operating Income — Our Component Products Segment’s operating income as a percentage of net sales for the second quarter and first six months of 2019 decreased compared to the same periods of 2018 and was primarily impacted by the factors impacting cost of goods sold and gross margin discussed above.

Outlook— Our Component Products Segment’s sales for the first half of the year exceeded prior year largely due to high demand for our marine products where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. Operating income and operating margin for the security products segment decreased for the first six months of 2019 relative to prior year due to higher labor rates and associated payroll costs, the effect of which we were not able to offset through higher selling prices. Heading into the second half of 2019, we expect our rate of marine sales growth to moderate as compared to the same period in 2018 when we significantly increased our deliveries of wake enhancement systems. We anticipate full year sales for 2019 will be above 2018 and full year operating income to be comparable to the prior year.  Currently, we are experiencing minimal impact as a result of recently enacted tariffs; however, we are actively monitoring developments and exploring options so that we will be able to quickly react should the impact of such tariffs become significant. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Real Estate Management and Development  –

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
	(In millions)
Net sales:
Land sales	$3.8	$8.4	$9.6	$17.9
Water delivery sales	1.9	1.6	2.8	3.5
Utility and other	.3	.4	.8	.9
Total net sales	6.0	10.4	13.2	22.3
Cost of sales	4.5	7.2	10.2	15.8
Gross margin	$1.5	$3.2	$3.0	$6.5

Operating income	$.4	$9.8	$4.2	$13.0

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

Beginning in December 2013 and through the second quarter of 2019, LandWell has closed or entered into escrow on approximately 580 acres of the residential/planned community and approximately 65 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development Segment in the second quarter and first six months of 2018 and 2019 consisted of revenues from land sales. As noted above we recognize revenue in our residential/planned community over time using cost based input methods (previously known as percentage completion method) and a large majority of the revenue we recognized in 2018 and 2019 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 570 acres of the residential planned community and certain other acreage which closed in December 2013 and through the second quarter of 2019. Cost of sales related to land sales revenues was $5.6 million and $12.5 million in the second quarter and first six months of 2019, respectively, compared to $3.1 million and $7.4 million in the same periods of 2018. Land sales revenues were higher in both periods of 2019 as compared to 2018 primarily due an increase in the amount of acreage sold in both periods of 2019 compared to the same periods of 2018 and to higher infrastructure development spending in 2019.    Operating income also includes $8.8 million in the first six months of 2019 (primarily in the second quarter) and $3.1 million in the first quarter of 2018 of income related to the recognition of tax increment reimbursement note receivables, as discussed in Note 12 to our Condensed Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts.

Outlook—We are actively pursuing opportunities to maximize cash proceeds from the sale of our land held for development. In the near term, we are focused on developing and selling land we manage, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. We expect the development work for the first phase of the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2019. We do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract because our basis in the land value is the December 2013 acquisition date fair value; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used, in part, to fund ongoing development work for the remainder of these properties. Beginning in the fourth quarter of 2017, our Real Estate Management and Development Segment began sales of parcels that have a lower book value than the parcels previously sold; as a result we would expect to recognize more land sales related operating income in 2019 than in 2018.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2019 Compared to 2018

Securities Earnings—A significant portion of our interest and dividend income in 2018 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from Amalgamated of $6.3 million and $12.7 million in the second quarter and first six months of 2018, respectively. As discussed in the 2018 Annual Report, on August 31, 2018, we sold our interest in Amalgamated for consideration consisting of $12.5 million in cash and the deemed payment in full of our $250 million in loans we owed Snake River Sugar Company. Securities earnings is expected to be significantly lower in 2019 as compared to 2018 primarily due to the August 2018 sale of our interest in Amalgamated.

Gain on Land Sales—In the first quarter of 2018 we sold two parcels of land not used in our operating activities. See Note 12 to our Condensed Consolidated Financial Statements.

Insurance Recoveries—NL has agreements with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts NL received from these insurance carriers.  Substantially all of the $4.7 million insurance recoveries we recognized in the second quarter of 2019 relates to a settlement NL reached with one of its insurance carriers in which they agreed to reimburse NL for a portion of NL’s past and future litigation defense costs.

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

Litigation Settlement Expense – We recognized a pre-tax $62.0 million and $19.6 million litigation settlement expense in the second quarters of 2018 and 2019, respectively, related to NL’s lead pigment litigation in California.  See Note 16 to our Condensed Consolidated Financial Statements.

Other Components of Net Periodic Pension and OPEB Expense – We recognized other components of net periodic pension and OPEB expense of $4.1 million and $8.2 million in the second quarter and first six months of 2019 compared to $3.8 million and $7.5 million in the same periods of 2018.  The expense increased in both periods primarily due to pension costs as a result of actuarial amortizations and expected returns on plan assets.

Other General Corporate Items— Corporate expenses were 4% lower in the second quarter of 2019 and 24% lower in the first six months of 2019 compared to the same periods in 2018. Corporate expenses decreased in both periods due to lower litigation and related costs, and environmental remediation and related costs in 2019 compared to 2018. Included in corporate expense are:

•

litigation and related costs at NL of $1.0 million in the second quarter of 2019 compared to $2.1 million in the second quarter of 2018 and $1.9 million in the first six months of 2019 compared to $4.0 million in the first six months of 2018; and

•

environmental remediation and related costs of nil in the second quarter of 2019 compared to $.2 million in second quarter of 2018 and a benefit of $.7 million in the first six months of 2019 compared to expense of $4.5 million in the first six months of 2018.

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

Changes in the Market Value of Valhi Common Stock held by Subsidiaries—Our subsidiaries, Kronos and NL, hold shares of our common stock.  As discussed in the 2018 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis.  The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our condensed consolidated balance sheet at fair value.  Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses.  Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  We recognized a gain of $1.9 million in the second quarter of 2019 compared to a loss of $3.8 million in the same period of 2018 and a gain of $3.0 million in the first six months of 2019 compared to a loss of $4.1 million in the same period of 2018 in our Condensed Consolidated Statements of Income which represents the unrealized gain or loss in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Expense—Interest expense decreased to $10.1 million in the second quarter of 2019 from $16.0 million in the second quarter of 2018 and to $20.4 million in the first six months of 2019 from $31.4 million in the same period of 2018 primarily due to the net effects of lower average debt levels in 2019 and higher average interest rates on variable-rate indebtedness.  The lower average debt levels in 2019 is primarily due to the deemed redemption of our $250 million promissory notes payable to Snake River in connection with the August 2018 sale of our interest in Amalgamated.

We expect interest expense will continue to be lower in the remainder of 2019 as compared to 2018 due to lower average balances of outstanding borrowings at Valhi offset by higher average rates.

Provision for Income Taxes— We recognized income tax expense of $13.0 million in the second quarter of 2019 compared to $22.0 million in the second quarter of 2018 and income tax expense of $27.2 million in the first six months of 2019 compared to $58.2 million in the first six months of 2018.   The difference is primarily due to the effect of lower income from operations in the second quarter and first six months of 2019.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2018, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $40.7 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million. During the first six months of 2019, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $3.0 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period.  We recognized a similar non-cash deferred income tax expense of $7.5 million in the first six months of 2018.   A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

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

Cash flows from operating activities decreased to $32.8 million in the first six months of 2019 from $159.7 million in the first six months of 2018. This $126.9 million decrease in cash provided by operations was primarily due to the net effect of the following items:

•	consolidated operating income of $126.3 million in the first six months of 2019, a decrease of $122.5 million compared to operating income of $248.8 million in the first six months of 2018;
•

higher net cash paid for income taxes in 2019 of $22.6 million resulting from timing of tax payments and the net effects of taxes paid (received) in 2018 related to the transition tax provisions of the 2017 Tax Act; and

•	a $48.8 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first six months of 2019.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•

Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2018 to June 30, 2019 primarily due to the net effects of higher sales volumes and relative changes in the timing of collections.

•

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2018 to June 30, 2019 primarily due to lower inventory volumes attributable in part to higher sales volumes in the second quarter of 2019 compared to the fourth quarter of 2018.

•	CompX’s average DSO at June 30, 2019 was comparable to December 31, 2018. CompX’s average days sales outstanding may vary, primarily as a result of relative changes in the timing of collections.
•

CompX’s average DSI decreased from December 31, 2018 to June 30, 2019.  CompX’s average DSI decreased between year-end and the end of the second calendar quarter primarily as a result of the seasonal increase in sales during the second quarter 2019 as compared to the fourth quarter of 2018, including rapid sales growth for its marine products.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2017	June 30, 2018	December 31, 2018	June 30, 2019
Kronos:
Days sales outstanding	63 days	70 days	76 days	72 days
Days sales in inventory	62 days	68 days	113 days	62 days
CompX:
Days sales outstanding	38 days	39 days	40 days	40 days
Days sales in inventory	79 days	71 days	80 days	71 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Six months ended June 30,
	2018	2019
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$27.8	$13.7
Kronos	169.7	25.9
NL exclusive of its subsidiaries	7.2	14.2
CompX	6.1	5.4
BMI	.1	12.5
LandWell	(3.5)	10.9
WCS	2.3	—
Tremont exclusive of its subsidiaries	4.6	9.1
Eliminations and other	(54.6)	(58.9)
Total	$159.7	$32.8

Investing Activities—

We spent $28.3 million in capital expenditures during the first six months of 2019 including:

•	$25.5 million in our Chemicals Segment;
•	$1.8 million in our Component Products Segment; and
•	$1.0 million in our Real Estate Management and Development Segment.

Financing Activities—

During the six months ended June 30, 2019, we:

•	repaid $2.1 million under Tremont’s promissory note payable and $1.3 million under our credit facility with Contran; and
•	paid quarterly dividends to Valhi stockholders of $.04 per share ($13.6 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first six months of 2019 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At June 30, 2019, our consolidated indebtedness attributable to continuing operations was comprised of:

•	Valhi’s $313.0 million outstanding on its $360 million credit facility with Contran which is due no earlier than December 31, 2020;
•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($449.7 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
•	Tremont’s promissory note payable ($7.3 million outstanding) due in December 2023;
•	$17.9 million on BMI’s bank loan ($17.1 million carrying amount, net of unamortized debt issuance costs), due through June 2032;
•	$1.9 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $4.0 million of other indebtedness.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at June 30, 2019) are discussed in Note 9 to our 2018 Annual Report.  We are in compliance with all of our debt covenants at June 30, 2019.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending June 30, 2020) and long-term obligations (defined as the five-year period ending June 30, 2024). If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2019, we had credit available under existing facilities of $271.8 million, which was comprised of:

•	$102.5(1) million under Kronos’ European revolving credit facility;
•	$122.3 million under Kronos’ North American revolving credit facility; and
•	$47.0(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending June 30, 2019, the full €90.0 million amount is available for borrowing at such date
(2)	Amounts available under this facility are at the sole discretion of Contran.

At June 30, 2019, we had an aggregate of $501.1 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $135.5 million held by our non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$329.5	$135.4
CompX	41.9	—
NL exclusive of its subsidiaries	90.4	.1
Tremont exclusive of its subsidiaries	8.7	—
LandWell	14.5	—
BMI	16.0	—
Valhi exclusive of its subsidiaries	.1	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$501.1	$135.5

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2019 will be approximately $93 million as follows:

•	$78 million by our Chemicals Segment, including approximately $25 million in the area of environmental compliance, protection and improvement;
•	$5 million by our Component Products Segment; and
•	$10 million by our Real Estate Management and Development Segment.

LandWell expects to spend approximately $34 million on land development costs during 2019 (which is included in the determination of cash provided by operating activities).

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

At June 30, 2019 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the second quarter of 2019 Kronos acquired approximately 110,000 shares of its common stock for an aggregate purchase price $1.4 million in open market purchases under such repurchase program.  At June 30, 2019, approximately 1,841,000 shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2019 approximately 678,000 shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.17 per share in each quarter of 2018 for which we received $39.4 million.  In February 2019 the Kronos Board of Directors increased its regular quarterly dividend to $.18 per share. If Kronos were to pay its $.18 per share in each quarter of 2019 based on the 58.0 million shares we held of Kronos common stock at June 30, 2019, we would receive aggregate annual regular dividends from Kronos of $41.8 million.  NL has not paid a dividend since prior to 2018 and we do not know if we will receive any cash dividends from NL during 2019. BMI and LandWell do pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $5.7 million in 2018 and $8.7 million during the first six months of 2019.   We do not know if we will receive additional distributions from BMI and LandWell during 2019.  All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We generally do not guarantee any indebtedness or other obligations of our subsidiaries or affiliates. Our subsidiaries are not required to pay us dividends. If one or more of our subsidiaries were unable to maintain its current level of dividends, either due to restrictions contained in a credit agreement or to satisfy its liabilities or otherwise, our ability to service our liabilities or to pay dividends on our common stock could be adversely impacted. If this were to occur, we might consider reducing or eliminating our dividends or selling interests in subsidiaries or other assets. If we were required to liquidate assets to generate funds to satisfy our liabilities, we might be required to sell at less than what we believe is the long-term value of such assets.

Prior to 2018, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.    The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the Loan Documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the Loan Documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. Prior to 2018 NL’s subsidiary borrowed $.5 million under this facility, no additional amounts have been borrowed since then, and $.5 million is outstanding under this facility at June 30, 2019. We eliminate any such intercompany borrowings in our Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $60 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2020.  We had gross borrowings of $7.1 million and gross repayments of $5.4 million during the first six months of 2019, and $1.7 million was outstanding at June 30, 2019.  We could borrow an additional $58.3 million under our current intercompany facility with Kronos at June 30, 2019.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2020.  We had gross borrowings of $22.1 million and gross repayments of $22.1 million during the first six months of 2019, and $40.0 million was outstanding at June 30, 2019.  We have no borrowing availability under our current intercompany facility with CompX at June 30, 2019.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

Off-balance Sheet Financing

Following the January 1, 2019 adoption of ASU 2016-02, Leases (Topic 842), we do not have any off-balance sheet financing arrangements.  See Note 18.

Commitments and Contingencies

There have been no material changes in our contractual obligations, with the exception of the Santa Clara global settlement agreement discussed in Note 16 to our Condensed Consolidated Financial Statements, since we filed our 2018 Annual Report and we refer you to that report for a complete description of these commitments.

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first six months of 2019 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2018 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and James W. Brown, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 16 to our Condensed Consolidated Financial Statements, our 2018 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for descriptions of certain legal proceedings.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2018 Annual report. There have been no material changes to such risk factors during the first six months of 2019.

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

VALHI, INC.
(Registrant)

Date	August 8, 2019	/s/ James W. Brown
James W. Brown (Senior Vice President and Chief Financial Officer)

Date	August 8, 2019	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)