Form 10-Q
period 2019-09-30
VALHI INC /DE/
filed 2019-11-08
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ECHANGE ACT OF 1934

For the transition period from    to

Commission file number 1-5467

VALHI, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0110150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2620

(Address of principal executive office)

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

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on November 1, 2019: 339,235,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2018	2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$499.8	$504.4
Restricted cash equivalents	15.0	12.3
Marketable securities	2.5	1.8
Accounts and other receivables, net	352.6	367.4
Land held for development	-	3.4
Inventories, net	515.8	454.5
Other current assets	23.1	23.0
Total current assets	1,408.8	1,366.8
Other assets:
Investment in TiO2 manufacturing joint venture	81.3	83.1
Goodwill	379.7	379.7
Deferred income taxes	101.0	87.3
Other assets	175.3	226.3
Total other assets	737.3	776.4
Property and equipment:
Land	46.6	45.3
Buildings	250.5	242.7
Equipment	1,155.2	1,133.6
Mining properties	28.6	22.7
Construction in progress	44.2	53.9
	1,525.1	1,498.2
Less accumulated depreciation	961.6	959.1
Net property and equipment	563.5	539.1
Total assets	$2,709.6	$2,682.3

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2018	2019
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2.9	$4.3
Accounts payable and accrued liabilities	339.0	274.1
Income taxes	9.1	1.6
Total current liabilities	351.0	280.0
Noncurrent liabilities:
Long-term debt	797.5	771.1
Deferred income taxes	41.2	42.9
Payable to affiliates	56.3	56.3
Accrued pension costs	273.3	257.0
Accrued environmental remediation and related costs	96.9	95.5
Other liabilities	104.4	172.8
Total noncurrent liabilities	1,369.6	1,395.6
Equity:
Valhi stockholders' equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	-	-
Retained earnings	220.3	235.5
Accumulated other comprehensive loss	(206.2)	(209.6)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	635.4	647.2
Noncontrolling interest in subsidiaries	353.6	359.5
Total equity	989.0	1,006.7
Total liabilities and equity	$2,709.6	$2,682.3

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(unaudited)

Revenues and other income:
Net sales	$455.2	$475.2	$1,431.4	$1,483.5
Other income, net	20.1	13.6	59.8	35.5
Total revenues and other income	475.3	488.8	1,491.2	1,519.0
Costs and expenses:
Cost of sales	322.5	376.8	929.4	1,140.0
Selling, general and administrative	78.2	76.0	237.9	221.1
Litigation settlement expense, net	-	(.3)	62.0	19.3
Other components of net periodic pension and OPEB expense	3.7	4.1	11.2	12.3
Interest	14.0	10.3	45.4	30.7
Total costs and expenses	418.4	466.9	1,285.9	1,423.4
Income from continuing operations before income taxes	56.9	21.9	205.3	95.6
Income tax expense (benefit)	(91.4)	4.7	(33.2)	31.8
Net income from continuing operations	148.3	17.2	238.5	63.8
Income from discontinued operations	.7	-	38.7	-
Net income	149.0	17.2	277.2	63.8
Noncontrolling interest in net income of subsidiaries	5.5	4.1	32.7	25.3
Net income attributable to Valhi stockholders	$143.5	$13.1	$244.5	$38.5

Amounts attributable to Valhi stockholders:
Income from continuing operations	$142.8	$13.1	$205.8	$38.5
Income from discontinued operations	.7	-	38.7	-
Net income attributable to Valhi stockholders	143.5	13.1	244.5	38.5

Basic and diluted net income per share:
Income from continuing operations	$.42	$.04	$.60	$.11
Income from discontinued operations	-	-	.11	-
Net income attributable to Valhi stockholders	$.42	$.04	$.71	$.11

Basic and diluted weighted average shares outstanding	$342.1	$342.1	$342.0	$342.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(unaudited)
Net income	$149.0	$17.2	$277.2	$63.8
Other comprehensive income (loss), net of tax:
Currency translation	4.2	(17.1)	(8.9)	(10.8)
Marketable securities	-	-	(.1)	-
Defined benefit pension plans	2.5	2.3	7.6	6.8
Other postretirement benefit plans	(.2)	(.3)	(.7)	(.7)
Total other comprehensive income (loss), net	6.5	(15.1)	(2.1)	(4.7)
Comprehensive income	155.5	2.1	275.1	59.1
Comprehensive income attributable to noncontrolling interest	7.3	.1	32.2	24.1
Comprehensive income attributable to Valhi stockholders	$148.2	$2.0	$242.9	$35.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$277.2	$63.8
Depreciation and amortization	43.5	40.8
Benefit plan expense greater than cash funding	3.7	5.0
Deferred income taxes	(72.8)	8.2
Gain on sale of WCS	(58.4)	-
Gain on land sales	(12.5)	(4.4)
Securities transactions, net	(12.6)	-
Distributions from (contributions to) TiO2 manufacturing joint venture, net	5.5	(1.8)
Other, net	14.3	7.0
Change in assets and liabilities:
Accounts and other receivables, net	(45.3)	(43.2)
Inventories, net	(72.2)	50.2
Land held for development, net	2.8	(1.1)
Accounts payable and accrued liabilities	73.0	(31.1)
Accounts with affiliates	27.8	1.5
Income taxes	9.6	(2.4)
Other, net	7.9	20.5
Net cash provided by operating activities	191.5	113.0
Cash flows from investing activities:
Capital expenditures	(39.1)	(37.9)
Cash, cash equivalents and restricted cash and cash equivalents of discontinued operations at time of sale	(28.8)	-
Proceeds from sale of land	19.5	4.8
Purchases of marketable securities	(3.8)	(4.4)
Disposals of marketable securities	17.6	3.8
Other, net	.1	-
Net cash used in investing activities	(34.5)	(33.7)
Cash flows from financing activities:
Principal payments on indebtedness	(10.2)	(4.9)
Valhi cash dividends paid	(20.4)	(20.4)
Distributions to noncontrolling interest in subsidiaries	(11.8)	(18.8)
Subsidiary treasury stock acquired	-	(3.1)
Net cash used in financing activities	(42.4)	(47.2)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	114.6	32.1
Effect of exchange rates on cash	(7.9)	(6.3)
Balance at beginning of period	489.4	523.7
Balance at end of period	$596.1	$549.5
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$48.2	$32.7
Income taxes, net	31.2	30.3
Noncash investing activities:
Change in accruals for capital expenditures	2.5	1.6
Sale of investment in Amalgamated Sugar Company LLC	250.0	-
Noncash financing activities:
Trade payable to affiliate converted to indebtedness	36.3	-
Deemed repayment of Snake River Sugar Company indebtedness	(250.0)	-

See accompanying Notes to Condensed Consolidated Financial Statements.

 VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three and nine months ended September 30, 2018 and 2019

(In millions)

(unaudited)

	Valhi Stockholders' Equity
					Accumulated
			Additional	Retained	other		Non-
	Preferred	Common	paid-in	earnings	comprehensive	Treasury	controlling
	stock	stock	capital	(deficit)	loss	stock	interest	Total

Balance at December 31, 2017	$667.3	$3.6	$-	$(17.9)	$(179.0)	$(49.6)	$342.3	$766.7
Change in accounting principle - ASU 2014-09	-	-	-	2.7	-	-	2.3	5.0
Balance at January 1, 2018, as adjusted	667.3	3.6	-	(15.2)	(179.0)	(49.6)	344.6	771.7

Net income	-	-	-	89.3	-	-	18.5	107.8
Other comprehensive income, net	-	-	-	-	8.8	-	3.2	12.0
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(3.9)	(3.9)
Cash dividends - $.02 per share	-	-	-	(6.8)	-	-	-	(6.8)
Balance at March 31, 2018	667.3	3.6	-	67.3	(170.2)	(49.6)	362.4	880.8

Net income	-	-	-	11.7	-	-	8.7	20.4
Other comprehensive loss, net	-	-	-	-	(15.0)	-	(5.6)	(20.6)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(4.0)	(4.0)
Cash dividends - $.02 per share	-	-	(.4)	(6.4)	-	-	-	(6.8)
Other, net	-	-	.4	-	-	-	.2	.6
Balance at June 30, 2018	667.3	3.6	-	72.6	(185.2)	(49.6)	361.7	870.4

Net income	-	-	-	143.5	-	-	5.5	149.0
Other comprehensive income, net	-	-	-	-	4.6	-	1.9	6.5
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(3.9)	(3.9)
Cash dividends - $.02 per share	-	-	-	(6.8)	-	-	-	(6.8)
Other, net	-	-	-	-	-	-	(.2)	(.2)
Balance at September 30, 2018	$667.3	$3.6	$-	$209.3	$(180.6)	$(49.6)	$365.0	$1,015.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

Three and nine months ended September 30, 2018 and 2019

(In millions)

(unaudited)

	Valhi Stockholders' Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total

Balance at December 31, 2018	$667.3	$3.6	$-	$220.3	$(206.2)	$(49.6)	$353.6	$989.0

Net income	-	-	-	18.2	-	-	10.2	28.4
Other comprehensive income, net	-	-	-	-	1.3	-	.5	1.8
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(6.3)	(6.3)
Cash dividends - $.02 per share	-	-	-	(6.8)	-	-	-	(6.8)
Balance at March 31, 2019	667.3	3.6	-	231.7	(204.9)	(49.6)	358.0	1,006.1

Net income	-	-	-	7.1	-	-	11.1	18.2
Other comprehensive income, net	-	-	-	-	6.4	-	2.2	8.6
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(8.3)	(8.3)
Cash dividends - $.02 per share	-	-	(.3)	(6.5)	-	-	-	(6.8)
Equity transactions with noncontrolling interest, net and other	-	-	.3	(2.1)	-	-	1.0	(.8)
Balance at June 30, 2019	667.3	3.6	-	230.2	(198.5)	(49.6)	364.0	1,017.0

Net income	-	-	-	13.1	-	-	4.1	17.2
Other comprehensive income, net	-	-	-	-	(11.1)	-	(4.0)	(15.1)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(4.2)	(4.2)
Cash dividends - $.02 per share	-	-	-	(6.8)	-	-	-	(6.8)
Equity transactions with noncontrolling interest, net and other	-	-	-	(1.0)	-	-	(.4)	(1.4)
Balance at September 30, 2019	$667.3	$3.6	$-	$235.5	$(209.6)	$(49.6)	$359.5	$1,006.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 1—Organization and basis of presentation:

 Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at September 30, 2019.  A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, serves as trustee. In addition, each of Ms. Simmons and Ms. Connelly serves as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee.  Consequently, at September 30, 2019, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 11, 2019 (the “2018 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, other than the gain on the sale of WCS recognized in the first quarter of 2018 as discussed in Note 3), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2019 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at September 30, 2019
Chemicals	Kronos	80%
Component products	CompX	86%
Real estate management and development	BMI and LandWell	63 – 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(unaudited)
	(In millions)
Net sales:
Chemicals	$410.3	$437.4	$1,312.5	$1,358.4
Component products	30.0	29.7	90.8	94.6
Real estate management and development	14.9	8.1	28.1	30.5
Total net sales	$455.2	$475.2	$1,431.4	$1,483.5
Cost of sales:
Chemicals	$291.7	$350.3	$848.3	$1,053.4
Component products	20.4	20.2	60.5	64.6
Real estate management and development	10.4	6.3	20.6	22.0
Total cost of sales	$322.5	$376.8	$929.4	$1,140.0
Gross margin:
Chemicals	$118.6	$87.1	$464.2	$305.0
Component products	9.6	9.5	30.3	30.0
Real estate management and development	4.5	1.8	7.5	8.5
Total gross margin	$132.7	$98.4	$502.0	$343.5
Operating income:
Chemicals	$61.0	$36.3	$295.2	$139.6
Component products	4.5	4.3	14.9	14.3
Real estate management and development	3.7	.8	7.9	13.7
Total operating income	69.2	41.4	318.0	167.6
General corporate items:
Securities earnings	19.3	2.6	36.1	9.0
Insurance recoveries	.5	.2	.9	5.2
Gain on land sales	-	4.4	12.5	4.4
Changes in market value of Valhi common stock held by subsidiaries	(7.1)	(3.1)	(11.2)	(.1)
Other components of net periodic pension and OPEB expense	(3.7)	(4.1)	(11.2)	(12.3)
Litigation settlement expense	-	.3	(62.0)	(19.3)
General expenses, net	(7.3)	(9.5)	(32.4)	(28.2)
Interest expense	(14.0)	(10.3)	(45.4)	(30.7)
Income from continuing operations before income taxes	$56.9	$21.9	$205.3	$95.6

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material. Infrastructure reimbursement income is included in the determination of Real Estate Management and Development operating income. See Note 12.

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

In accordance with GAAP, the Waste Management Segment has been classified as discontinued operations in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018.  Also in accordance with GAAP, we have not reclassified our Condensed Consolidated Statement of Cash Flows to reflect the Waste Management Segment as discontinued operations.  We recognized a pre-tax gain of approximately $58 million primarily in the first quarter of 2018 on the transaction ($38.6 million, or $.11 per diluted share, net of tax) because the carrying value of the liabilities of the business assumed by JFL Partners exceeded the carrying value of the assets sold at the time of the sale in large part due to the previously-reported long-lived asset impairment of $170.6 million recognized in the second quarter of 2017, as discussed in the 2018 Annual Report.  Selected financial data for the operations of the disposed Waste Management Segment for periods prior to completing the sale is presented below.

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018(1)
	(In millions)

Net sales	$-	$4.6

Operating loss	$-	$(.4)
Interest expense, net	-	(.3)
Loss before taxes	-	(.7)
Income tax benefit	-	(.1)
Net loss	$-	$(.6)

Pre-tax gain on disposal	$-	$58.4
Income tax expense (benefit)	(.7)	19.1
After-tax gain on disposal	.7	39.3

Total	$.7	$38.7

Net cash provided by operating activities		$2.3

Net cash used in investing activities		$(.1)

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

Note 4—Accounts and other receivables, net:

	December 31,	September 30,
	2018	2019
	(In millions)
Trade accounts receivable:
Kronos	$273.3	$333.9
CompX	12.2	13.5
BMI and LandWell	1.5	1.1
VAT and other receivables	32.7	17.6
Refundable income taxes	5.7	1.0
Accrued insurance recovery related to litigation	15.0	-
Receivable from affiliates:
Contran - trade items	.5	.4
LPC - trade items	10.2	-
Other - trade items	2.8	2.0
Allowance for doubtful accounts	(1.3)	(2.1)
Total	$352.6	$367.4

The accrued insurance recovery related to litigation is discussed in Note 16.

Note 5—Inventories, net:

	December 31,	September 30,
	2018	2019
	(In millions)
Raw materials:
Chemicals	$93.1	$117.2
Component products	2.7	3.3
Total raw materials	95.8	120.5
Work in process:
Chemicals	23.5	29.0
Component products	11.1	11.9
Total in-process products	34.6	40.9
Finished products:
Chemicals	317.6	223.7
Component products	3.3	3.6
Total finished products	320.9	227.3
Supplies (Chemicals)	64.5	65.8
Total	$515.8	$454.5

Note 6—Other noncurrent assets:

	December 31,	September 30,
	2018	2019
	(In millions)
Other noncurrent assets:
Land held for development	$129.2	$124.2
Operating lease right-of-use assets	-	30.1
Restricted cash and cash equivalents	8.9	32.8
Land contract receivables	9.1	1.6
IBNR receivables	6.0	7.0
Marketable securities	4.8	6.5
Pension asset	2.7	3.2
Notes receivable - OPA	1.9	9.2
Other	12.7	11.7
Total	$175.3	$226.3

Restricted cash and cash equivalents are discussed in Note 16.  Land contract receivables classified as a noncurrent asset relate to our Real Estate Management and Development Segment.  Such receivables relate to certain fees we collect from builders when the builder sells a home to a customer.

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

During the first nine months of 2019, our operating lease expense approximated $6.2 million (which amount approximates the cash paid during the period for our operating leases included in the determination of our net cash flows from operating activities). During the first nine months of 2019, variable lease expense and short-term lease expense were not material.  During the first nine months of 2019, we entered into new operating leases which resulted in the recognition of $1.4 million in right-of-use operating lease assets and corresponding liabilities on our Condensed Consolidated Balance Sheet.  At September 30, 2019, the weighted average remaining lease term of our operating leases was approximately 13 years, and the weighted average discount rate associated with such leases was approximately 4.6%.  Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At September 30, 2019, maturities of our lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2019 (remainder of year)	$2.0
2020	6.9
2021	6.1
2022	3.5
2023	2.3
2024 and thereafter	20.8
Total lease payments	41.6
Less imputed interest	12.1
Total lease obligations	29.5
Less current obligations	6.4
Long-term lease obligations	$23.1

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

Note 7—Long-term debt:

	December 31,	September 30,
	2018	2019
	(In millions)
Valhi:
Contran credit facility	$314.3	$313.0
Subsidiary debt:
Kronos:
Senior Secured Notes	452.4	432.3
Tremont:
Promissory note payable	9.4	7.3
BMI:
Bank loan - Western Alliance Bank	18.0	17.1
LandWell:
Note payable to the City of Henderson	2.1	1.9
Other	4.2	3.8
Total subsidiary debt	486.1	462.4
Total debt	800.4	775.4
Less current maturities	2.9	4.3
Total long-term debt	$797.5	$771.1

Valhi – Contran credit facility – During the first nine months of 2019, we repaid a net $1.3 million under this facility.  The average interest rate on the existing balance as of and for the nine months ended September 30, 2019 was 6.3%. At September 30, 2019, the equivalent of $47.0 million was available for borrowing under this facility.

Kronos – Senior Secured Notes -  At September 30, 2019, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $5.3 million.

North American and European revolving credit facilities– During the first nine months of 2019, Kronos had no borrowings or repayments under its North American revolving credit facility and its European revolving credit facility.  At September 30, 2019, approximately $118.4 million was available for additional borrowing under the North American revolving credit facility.  Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of September 30, 2019 and the net debt to EBITDA financial test, the full €90.0 million of the credit facility ($98.5 million) is available for borrowing at September 30, 2019.

Tremont – Promissory note payable – During the first nine months of 2019, Tremont prepaid (without penalty) $2.1 million principal amount on the note as required under the terms of the note agreement.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at September 30, 2019.

Note 8—Accounts payable and accrued liabilities:

	December 31,	September 30,
	2018	2019
	(In millions)
Accounts payable:
Kronos	$103.2	$113.2
CompX	3.2	3.5
BMI and LandWell	2.9	3.9
NL	1.6	1.5
Other	.6	.4
Payable to affiliates:
Contran - income taxes	10.0	4.4
LPC - trade items	16.7	13.3
Accrued litigation settlement	60.0	11.8
Operating lease liabilities	-	6.4
Employee benefits	37.5	34.3
Deferred income	28.3	11.3
Accrued sales discounts and rebates	29.7	26.0
Environmental remediation and related costs	6.5	4.5
Interest	5.2	1.2
Other	33.6	38.4
Total	$339.0	$274.1

The accrued litigation settlement is discussed in Note 16.  Operating lease liabilities are discussed in Notes 6 and 18.

Note 9—Other noncurrent liabilities:

	December 31,	September 30,
	2018	2019
	(In millions)
Operating lease liabilities	$-	$23.1
Accrued litigation settlement	17.0	59.8
Reserve for uncertain tax positions	19.1	20.2
Deferred income	15.8	18.0
Other postretirement benefits	10.3	10.4
Employee benefits	7.1	6.3
Insurance claims and expenses	8.1	9.2
Deferred payment obligation	9.6	9.8
Accrued development costs	7.5	9.2
Other	9.9	6.8
Total	$104.4	$172.8

The accrued litigation settlement is discussed in Note 16.  Operating lease liabilities are discussed in Notes 6 and 18.

Note 10 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Net sales - point of origin:
Germany	$211.9	$238.3	$704.1	$706.0
United States	234.5	227.7	640.2	762.3
Canada	82.3	84.0	236.1	258.4
Belgium	66.4	58.3	205.0	205.7
Norway	49.8	46.0	159.4	145.2
Eliminations	(234.6)	(216.9)	(632.3)	(719.2)
Total	$410.3	$437.4	$1,312.5	$1,358.4

Net sales - point of destination:
Europe	$191.8	$201.6	$664.2	$646.2
North America	142.0	147.8	412.6	456.1
Other	76.5	88.0	235.7	256.1
Total	$410.3	$437.4	$1,312.5	$1,358.4

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Component Products:
Net sales:
Security products	$24.5	$23.4	$75.8	$75.0
Marine components	5.5	6.3	15.0	19.6
Total	$30.0	$29.7	$90.8	$94.6
Real Estate Management and Development:
Net sales:
Land sales	$13.4	$6.3	$23.0	$24.3
Water delivery	.9	1.4	3.7	4.9
Utility and other	.6	.4	1.4	1.3
Total	$14.9	$8.1	$28.1	$30.5

Note 11—Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Service cost	$2.9	$2.7	$8.8	$8.3
Interest cost	3.8	4.0	11.8	11.9
Expected return on plan assets	(3.9)	(3.6)	(11.7)	(10.7)
Amortization of unrecognized prior service cost	.1	.1	.2	.2
Recognized actuarial losses	3.7	3.7	11.4	11.2
Total	$6.6	$6.9	$20.5	$20.9

We expect to contribute the equivalent of approximately $20.3 million to all of our defined benefit pension plans during 2019.

Note 12—Other income, net:

	Nine months ended
	September 30,
	2018	2019
	(In millions)
Securities earnings:
Dividends and interest	$23.5	$8.7
Securities transactions, net	12.6	.3
Total	36.1	9.0
Currency transactions, net	4.2	5.6
Insurance recoveries	.9	5.2
Infrastructure reimbursement	4.3	9.2
Gain on land sales	12.5	4.4
Other, net	1.8	2.1
Total	$59.8	$35.5

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  In the first nine months of 2019, we recognized $5.2 million in insurance recoveries which represented recovery of past and future litigation defense costs primarily related to a single insurance recovery settlement.  See Note 16.

In the first nine months of 2018, we sold two parcels of land not used in our operating activities.  We sold the first parcel for net proceeds of $18.9 million and recognized a pre-tax gain on the sale of $11.9 million. In addition, NL sold excess property with a nominal book value for proceeds of $.6 million.  In the third quarter of 2019, NL sold excess property for net proceeds of $4.6 million and recognized a pre-tax gain of $4.4 million.

Infrastructure reimbursement– As disclosed in Note 7 to our 2018 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment.

Prior to 2018, due to the significant uncertainty of the timing and amount of any of such potential tax increment reimbursements, we recognized any such tax increment reimbursements only when received.  However, due to growth in the master planned community and the increase in tax increment funds to which LandWell is entitled, we determined in the first quarter of 2018 the tax increment reimbursements expected to be collected in the future would at least be sufficient to support recognizing the promissory note payable issued by the City of Henderson to LandWell.  During the first nine months of 2018, we recognized $3.1 million of other income related to the existing promissory note as of January 1, 2018.  During the first nine months of 2019, we received approval for additional tax increment reimbursement of $8.8 million (primarily in the second quarter), which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

Note 13—Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$11.9	$4.6	$43.1	$20.1
Incremental net tax on earnings and losses of non-U.S., U.S. and non-tax group companies	(160.3)	(2.9)	(151.3)	(3.1)
Non-U.S. tax rates	3.5	1.1	18.4	5.7
Valuation allowance	(2.0)	1.5	-	5.3
Adjustment to the reserve for uncertain tax positions, net	.3	.5	2.2	1.5
Transition tax	(2.1)	-	(2.1)	-
Change in federal tax rate	59.7	-	59.7	-
Change in state tax rate	(3.4)	-	(3.4)	-
Canada-Germany APA	-	-	(1.4)	-
U.S. state income taxes and other, net	1.0	(.1)	1.6	2.3
Income tax expense (benefit)	$(91.4)	$4.7	$(33.2)	$31.8
Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$(91.4)	$4.7	$(33.2)	$31.8
Discontinued operations	(.8)	-	19.0	-
Retained earnings - change in accounting principle	-	-	1.1	-
Additional paid-in capital	-	(.3)	-	(.3)
Other comprehensive income (loss):
Currency translation	.7	(2.1)	(1.2)	(1.3)
Pension plans	1.4	1.4	4.4	4.5
OPEB plans	(.1)	-	(.3)	(.2)
Total	$(90.2)	$3.7	$(10.2)	$34.5

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

We record global intangible low-tax income (GILTI) tax as a current period expense when incurred under the period cost method.  We have evaluated the tax impact of GILTI and base erosion anti abuse tax (BEAT) provisions and related U.S. tax credit provisions applicable to tax years beginning in 2018 based on the relevant statutes, including final GILTI and foreign tax credit regulations issued by the IRS in June 2019 which did not materially impact our determinations with respect to such items.

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

We recognized a non-cash deferred income tax benefit of $3.4 million in the third quarter of 2018 related to a decrease in our effective state income tax rate. This decrease was a direct result of the sale of our interest in the Amalgamated Sugar Company LLC which will reduce the number of state jurisdictions in which we are required to file.

As discussed in the 2018 Annual Report, under GAAP, we were required to revalue our net deferred tax liability associated with our U.S. net deductible temporary differences at December 31, 2017, the period in which the 2017 Tax Act was enacted, based on deferred tax balances as of the enactment date, to reflect the effect of the reduction in the corporate income tax rate.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return, we were able to obtain, prepare and analyze the necessary information to complete the accounting under ASC 740 related to the revaluation of our net deferred tax liability associated with our U.S. net taxable temporary differences as of December 31, 2017, which resulted in a measurement period adjustment and recognition of a non-cash deferred income tax expense of $59.7 million, decreasing the provisional amount we recognized at December 31, 2017. Such adjustment is almost entirely attributable to the re-measurement of our deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock discussed below.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2018, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $40.7 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million. During the first nine months of 2019, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $3.3 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period.  We recognized a similar non-cash deferred income tax expense of $19.2 million in the first nine months of 2018.   A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.  Due to uncertainties and complexities of the 2017 Tax Act, we were still evaluating the impact of the one-time deemed repatriation of the post-1986 undistributed earnings of our non-U.S. subsidiaries up through December 31, 2017 as it relates to the income tax basis of our direct investment in Kronos at December 31, 2017.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), we recognized an adjustment, which is treated as a measurement period adjustment, to the deferred income taxes we recognized at December 31, 2017 associated with our direct investment in Kronos common stock (before revaluation of our deferred tax liability related to the decrease in the corporate income tax rate).  Such adjustment resulted in an investment basis adjustment under the income tax regulations which increased the income tax basis of our direct investment in Kronos attributable to the income recognition related to the deemed repatriation of the post-1986 undistributed earnings of our non-U.S. subsidiaries in 2017.  Such adjustment resulted in a non-cash deferred tax measurement period adjustment decreasing the deferred income taxes we recognize with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock.  Including the impact of the non-cash deferred tax revaluation adjustment discussed above, we recognized a net non-cash deferred income tax benefit of $113 million in the third quarter of 2018 related to the incremental tax on Kronos.  Excluding the impact of such adjustment, our effective income tax rate from continuing operations in the third quarter and nine months ended September 30, 2018 was 38% and 38.9%, respectively.

The 2017 Tax Act amended the rules limiting the deduction for business interest expense beginning in 2018.  The limitation applies to all taxpayers, and our annual deduction for business interest expense is limited to the sum of our business interest income and 30% of our adjusted taxable income as defined under the 2017 Tax Act.  Any business interest expense not allowed as a deduction as a result of the limitation may be carried forward indefinitely and is treated as interest paid in the carryforward year subject to the respective year’s limitation.  We determined that our interest expense for 2018 and 2019 was limited under these provisions.  The limitation in 2018 resulted in part because of the loss we recognized on the sale of WCS for income tax purposes and the limitation in 2019 is primarily attributable to lower earnings. We have concluded that we are required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to the portion of our deferred tax asset attributable to the nondeductible amount of business interest expense carryforward.  Consequently, our provision for income taxes includes a non-cash deferred income tax expense of $3.0 million in the first nine months of 2018 and $6.7 million in the first nine months of 2019 (including $1.4 million recognized as a component of our incremental tax benefit related to Kronos’ dual-resident subsidiary) for the amount of such deferred income tax asset that we have determined does not meet the more-likely-than-not recognition criteria.  In accordance with the ASC 740 guidance regarding intra-period allocation of income taxes, the full amount of such non-cash deferred income tax expense in 2018 is classified as part of the income taxes associated with the pre-tax gain we recognized for financial reporting purposes on the sale of WCS which is classified as part of discontinued operations as discussed in Note 3.

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

Note 14—Noncontrolling interest in subsidiaries:

	December 31,	September 30,
	2018	2019
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$221.4	$222.5
NL Industries	62.4	65.2
CompX International	19.4	22.4
BMI	27.1	26.5
LandWell	23.3	22.9
Total	$353.6	$359.5

	Nine months ended September 30,
	2018	2019
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$35.3	$15.1
NL Industries	(7.4)	3.3
CompX International	1.6	1.7
BMI	1.1	2.1
LandWell	2.1	3.1
Total	$32.7	$25.3

Note 15—Equity:

Accumulated Other Comprehensive Income – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three and nine months ended September 30, 2018 and 2019 are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.6	$1.7	$1.7	$1.7
Other comprehensive loss - unrealized losses arising during the period	-	-	(.1)	-
Balance at end of period	$1.6	$1.7	$1.6	$1.7
Currency translation adjustment:
Balance at beginning of period	$(63.6)	$(70.9)	$(54.1)	$(75.6)
Other comprehensive income (loss)	2.9	(12.6)	(6.6)	(7.9)
Balance at end of period	$(60.7)	$(83.5)	$(60.7)	$(83.5)
Defined benefit pension plans:
Balance at beginning of period	$(125.2)	$(130.6)	$(129.0)	$(134.0)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	1.9	1.7	5.7	5.1
Balance at end of period	$(123.3)	$(128.9)	$(123.3)	$(128.9)
OPEB plans:
Balance at beginning of period	$2.0	$1.3	$2.4	$1.7
Other comprehensive loss - amortization of prior service credit	(.2)	(.2)	(.6)	(.6)
Balance at end of period	$1.8	$1.1	$1.8	$1.1
Total accumulated other comprehensive income (loss):
Balance at beginning of period	$(185.2)	$(198.5)	$(179.0)	$(206.2)
Other comprehensive income (loss)	4.6	(11.1)	(1.6)	(3.4)
Balance at end of period	$(180.6)	$(209.6)	$(180.6)	$(209.6)

See Note 11 for amounts related to our defined benefit pension plans.

Other – During the first nine months of 2019, Kronos acquired approximately 264,992 shares of its common stock in market transactions for an aggregate purchase price of $3.0 million and subsequently cancelled 110,303, representing $1.4 million, of such shares.  At September 30, 2019, 1.7 million shares are available for repurchase under Kronos’ previously authorized stock repurchase program.

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

We believe that these actions are without merit, and NL intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, other than with respect to the Santa Clara case discussed below, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

•

NL has never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases (other than the Santa Clara case discussed below),

•	no final, non-appealable adverse judgments have ever been entered against NL, and
•

NL has never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a thirty-year period for which NL was previously a party and for which NL has been dismissed without any finding of liability.

Accordingly, other than with respect to the Santa Clara case discussed below, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to NL which may result, if any, cannot be reasonably estimated at this time because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In the matter titled County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657), on July 24, 2019 an order approving a global settlement agreement entered into among all of the plaintiffs and the three defendants remaining in the case (the Sherwin Williams Company, ConAgra Grocery Products and NL) was entered by the court and the case was dismissed with prejudice.  The global settlement agreement provides that an aggregate $305 million will be paid collectively by the three co-defendants in full satisfaction of all claims resulting in a dismissal of the case with prejudice and the resolution of (i) all pending and future claims by the plaintiffs in the case, and (ii) all potential claims for contribution or indemnity between NL and its co-defendants in respect to the case. In the agreement, NL expressly denies any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against NL.  The settlement agreement fully concludes this matter.

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment).  NL’s sixth installment will be made with funds already on deposit at the court that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL).

As previously disclosed during the second quarter of 2018 and based on the terms of a May 2018 settlement agreement between NL and the plaintiffs which had an aggregate cost of $80 million to NL, we determined that the loss to NL could be reasonably estimated and recognized a net $62 million pre-tax charge with respect to this matter ($45 million for the amount to be paid by NL upon approval of the terms of the settlement and $17 million for the net present value of the five payments aggregating $20 million to be paid by NL in installments beginning four years from such approval).  The May 2018 settlement was never approved by the court and was superseded in July 2019 by the global settlement agreement discussed above.

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and an immaterial final adjustment was made to the litigation settlement accrual in the third quarter of 2019.  For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million.  We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019).  NL made the initial $25.0 million payment in September 2019 and recognized $.3 million in accretion expense during the third quarter of 2019.

For purposes of our Condensed Consolidated Balance Sheet at September 30, 2019, we have recognized the net present value of the $12.0 million payment due in 2020, $11.8 million, as a current liability and the net present value of the five remaining annual installments, $59.8 million, as a noncurrent liability.  Under the terms of the settlement, we reclassified the $15.6 million on deposit at the court from an accrued insurance receivable to noncurrent restricted cash at September 30, 2019.  Pursuant to the settlement agreement, during the third quarter of 2019 NL placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Condensed Consolidated Balance Sheet.

In November 2018, NL was served with two complaints filed by county governments in Pennsylvania.  Each county alleges that NL and several other defendants created a public nuisance by selling and promoting lead-containing paints and pigments in the counties.  The plaintiffs seek abatement and declaratory relief.  We believe these lawsuits are inconsistent with Pennsylvania law and without merit, and NL intends to defend itself vigorously.

New cases may continue to be filed against NL.  We do not know if we will incur liability in the future with respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against NL or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against NL as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. At December 31, 2018 we had recognized $15.0 million of receivables for recoveries related to the California case discussed above, and at September 30, 2019 we had not recognized any material receivables.

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

The table below presents a summary of the activity in our accrued environmental costs during the first nine months of 2019.

Amount
(In millions)

Balance at the beginning of the year	$103.4
Additions charged (credited) to expense, net	-
Payments, net	(3.4)
Other, net	-
Balance at the end of the period	$100.0
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$4.5
Noncurrent liabilities	95.5
Total	$100.0

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2019, NL had accrued approximately $95 million related to approximately 32 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $115 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2019, there were approximately five sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at September 30, 2019 for other environmental cleanup matters.

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

Note 17—Fair value measurements and financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2018		September 30, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$523.7	$523.7	$549.5	$549.5
Deferred payment obligation	9.6	9.6	9.8	9.8
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	452.4	412.9	432.3	438.0
Valhi credit facility with Contran	314.3	314.3	313.0	313.0
Tremont promissory note payable	9.4	9.4	7.3	7.3
BMI bank note payable	18.0	18.8	17.1	17.9
LandWell note payable to the City of Henderson	2.1	2.1	1.9	1.9

At September 30, 2019, the estimated market price of Kronos’ Senior Notes was €1,001 per €1,000 principal amount.  The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values.  See Note 7.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 8.

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

On January 26, 2018 we sold our Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS' third-party indebtedness and other liabilities; accordingly the results of operations of our Waste Management Segment is reflected as discontinued operations in our Consolidated Statements of Income for the three and nine months ended September 30, 2018.  We recognized a pre-tax gain of approximately $58 million on the transaction in the first quarter of 2018 because the carrying value of the liabilities of the business assumed by the purchaser exceeded the carrying value of the assets sold at the time of sale in large part due to a long-lived asset impairment of $170.6 million recognized with respect to the Waste Management Segment in the second quarter of 2017.  Such pre-tax gain is classified as part of discontinued operations.  The sale of our former Waste Management Segment enables us to focus on our remaining profitable businesses.  See Note 3 to our Condensed Consolidated Financial Statements.

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

Operations Overview

Quarter Ended September 30, 2019 Compared to the Quarter Ended September 30, 2018 —

We reported net income from continuing operations attributable to Valhi stockholders of $13.1 million or $.04 per diluted share in the third quarter of 2019 compared to $142.8 million or $.42 per diluted share in the third quarter of 2018.   As discussed more fully below, our net income from continuing operations attributable to Valhi stockholders decreased from 2018 to 2019 primarily due to the net effects of:

•

The third quarter 2018 recognition of an aggregate income tax benefit of $113 million related to a change in the deferred income tax liability related to our investment in Kronos as a result of the 2017 Tax Act;

•	lower operating income from our Chemicals Segment in 2019 compared to 2018;
•	a securities transaction gain of $12.5 million recognized in the third quarter of 2018 related to the sale of our interest in The Amalgamated Sugar Company LLC;
•	recognition of a gain on sale of land of $4.4 million in 2019; and
•	lower interest expense in 2019 as a result of the deemed repayment of the Snake River debt in August 2018.

Our diluted net income from continuing operations per share in the third quarter of 2019 includes a gain of $.01 per share related to the sale of land not used in our operations.

Our diluted net income from continuing operations per share in 2018 includes:

•	a non-cash deferred income tax benefit of $.33 per diluted share related to a change in the deferred income tax liability related to our investment in Kronos related to the 2017 Tax Act; and
•	a gain of $.03 per diluted share related to a securities transaction gain recognized in the third quarter related to the sale of our interest in The Amalgamated Sugar Company LLC.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 —

We reported net income from continuing operations attributable to Valhi stockholders of $38.5 million or $.11 per diluted share in the first nine months of 2019 compared to $205.8 million or $.60 per diluted share in the first nine months of 2018.   As discussed more fully below, our net income from continuing operations attributable to Valhi stockholders decreased from 2018 to 2019 primarily due to the net effects of:

•

The third quarter 2018 recognition of an aggregate income tax benefit of $113 million related to a change in the deferred income tax liability related to our investment in Kronos as a result of the 2017 Tax Act;

•	lower operating income from our Chemicals Segment in 2019 compared to 2018;
•	a pre-tax litigation settlement expense of $19.3 million, primarily recognized in the second quarter of 2019 compared to $62.0 million recognized in the second quarter of 2018;
•	a securities transaction gain of $12.5 million recognized in the third quarter of 2018 related to the sale of our interest in The Amalgamated Sugar Company;
•	recognition of a gain on sale of land of $12.5 million in 2018 compared to $4.4 million recognized in 2019;
•	income from tax increment infrastructure reimbursement of $8.8 million in 2019 compared to $3.1 million in 2018;
•	insurance recoveries of $5.2 million primarily related to a single insurance recovery settlement in the second quarter of 2019;
•	lower interest expense in 2019 as a result of the deemed repayment of the Snake River debt in August 2018; and
•	lower litigation and related costs and environmental and related expenses in 2019.

Our diluted net income from continuing operations per share in 2019 includes:

•	a charge of $.04 per share related to the litigation settlement expense primarily recognized in the second quarter;
•	a gain of $.01 per share related to tax increment infrastructure reimbursement primarily recognized in the second quarter;
•	a gain of $.01 per share related to the insurance recoveries primarily recognized in the second quarter; and
•	a gain of $.01 per share related to the sale of land not used in our operations in the third quarter.

Our diluted net income from continuing operations per share in 2018 includes:

•

a non-cash deferred income tax benefit of $.33 per diluted share in the third quarter related to a change in the deferred income tax liability related to our investment in Kronos as a result of the 2017 Tax Act;

•	a gain of $.03 per diluted share related to a securities transaction gain recognized in the third quarter related to the sale of our interest in The Amalgamated Sugar Company LLC;
•	a gain of $.03 per share related to the sale of land not used in our operations; and
•	a charge of $.12 per share related to the litigation settlement expense recognized in the second quarter.

Current Forecast for 2019—

We currently expect to report lower consolidated operating income for 2019 as compared to 2018 primarily due to the net effects of:

•

lower operating income from our Chemicals Segment in 2019, as the favorable impact of higher sales volumes would be more than offset by the unfavorable impact of lower average selling prices and higher raw material costs (principally feedstock ore) in 2019; and

•	higher operating income from our Real Estate Management and Development Segment in 2019 primarily due to the recognition of tax increment infrastructure reimbursement.

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

The factors having the most impact on our reported operating results are:

•	TiO2 selling prices,
•	our TiO2 sales and production volumes,
•	manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Our Chemicals Segment’s key performance indicators are our TiO2 average selling prices, our level of TiO2 sales and production volumes, and the cost of our third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended September 30,			Nine months ended September 30,
	2018	2019	% Change	2018	2019	% Change

Net sales	$410.3	$437.4	7%	$1,312.5	$1,358.4	3%
Cost of sales	291.7	350.3	20	848.3	1,053.4	24
Gross margin	$118.6	$87.1	(27)	$464.2	$305.0	(34)
Operating income	$61.0	$36.3	(40)	$295.2	$139.6	(53)
Percent of net sales:
Cost of sales	71%	80%		65%	78%
Gross margin	29	20		35	22
Operating income	15	8		22	10
TiO2 operating statistics:
Sales volumes*	123	144	17%	385	445	16%
Production volumes*	131	136	4	400	406	1
Percent change in net sales:
TiO2 product pricing			(5)%			(7)%
TiO2 sales volumes			17			16
TiO2 product mix/other			(3)			(3)
Changes in currency exchange rates			(2)			(3)
Total			7%			3%
*	Thousands of metric tons

Current Industry Conditions— Our Chemicals Segment started 2019 with average TiO2 selling prices 3% lower than at the beginning of 2018.  Our average TiO2 selling prices declined in the first quarter of 2019 compared to the fourth quarter of 2018 before beginning to rise in the second and third quarters of 2019.  Our average TiO2 selling prices at the end of the third quarter of 2019 were 2% higher than at the end of the second quarter of 2019 and were comparable to the end of 2018. Our Chemicals Segment experienced higher sales volumes in all major markets in the first nine months of 2019 as compared to the same period of 2018.

Our Chemicals Segment operated our production facilities at overall average capacity utilization rates of 97% in the first nine months of 2019 compared to 95% in the first nine months of 2018.  The table below lists our comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2018	2019
First quarter	95%	97%
Second quarter	97%	97%
Third quarter	92%	97%

Primarily due to a rise in the cost of third-party feedstock we procured in 2018 and 2019, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2019 was higher as compared to the first nine months of 2018 (excluding the effect of changes in currency exchange rates).

Net Sales— Our Chemicals Segment’s net sales in the third quarter of 2019 increased 7%, or $27.1 million, compared to the third quarter of 2018 primarily due to the net effect of a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $21 million) and a 17% increase in sales volumes (which increased net sales by approximately $70 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 17% in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $9 million in the third quarter of 2019 as compared to the third quarter of 2018.

Our Chemicals Segment’s net sales in the first nine months of 2019 increased 3%, or $45.9 million, compared to the first nine months of 2018 primarily due to the net effect of a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $92 million) and a 16% increase in sales volumes (which increased net sales by approximately $210 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 16% in the first nine months of 2019 as compared to the first nine months of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our Chemicals Segment’s net sales by approximately $41 million as compared to the first nine months of 2018.

Cost of Sales and Gross Margin— Our Chemicals Segment’s cost of sales increased 20% in the third quarter of 2019 compared to the third quarter of 2018 due to the net effect of a 17% increase in sales volumes, higher raw materials and other production costs of approximately $24 million (primarily caused by higher third-party feedstock costs) and currency fluctuations (primarily the euro).  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 80% in the third quarter of 2019 compared to 71% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 20% in the third quarter of 2019 compared to 29% in the third quarter of 2018.  As discussed and quantified above, our Chemicals Segment’s gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Our Chemicals Segment’s cost of sales increased 24% in the first nine months of 2019 compared to the same period in 2018 primarily due to the net impact of a 16% increase in sales volumes, higher raw materials and other production costs of approximately $101 million (including higher cost for third-party feedstock, energy and other raw materials) and currency fluctuations (primarily the euro).  Our Chemicals Segement’s cost of sales as a percentage of net sales increased to 78% in the first nine months of 2019 compared to 65% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 22% in the first nine months of 2019 compared to 35% in the first nine months of 2018.  As discussed and quantified above, our Chemicals Segment’s gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Operating Income— Our Chemicals Segment’s operating income decreased 40% in the third quarter of 2019 compared to the third quarter of 2018, and operating income as a percentage of net sales decreased to 8% in 2019 from 15% in 2018.  This decrease was driven by the lower gross margin discussed above.  We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $6 million in the third quarter of 2019 as compared to the same period in 2018, as discussed below.

Our Chemicals Segment’s operating income decreased 53% in the first nine months of 2019 compared to the first nine months of 2018, and operating income as a percentage of net sales decreased to 10% in 2019 from 22% in 2018.  We estimate that changes in currency exchange rates increased Chemicals Segment’s operating income by approximately $5 million in the first nine months of 2019 as compared to the same period in 2018.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.6 million in the first nine months of 2019 and $1.7 million in the same period of 2018, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

Currency Exchange Rates—– Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our Chemicals Segment’s sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time.  Our Chemicals Segment periodically uses currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our Chemicals Segment’s sales and operating income for the periods indicated.

Impact of changes in currency exchange rates Three months ended September 30, 2019 vs September 30, 2018

				Translation gains (losses) - impact of rate changes	Total currency impact 2019 vs 2018
	Transaction gains/(losses) recognized
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(9)	$(9)
Operating income	(1)	6	7	(1)	6

The $9 million decrease in our Chemicals Segment’s net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $6 million increase in our Chemicals Segment’s operating income was comprised of the following:

•

Approximately $7 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and

•

Approximately $1 million from net currency translation losses primarily caused by the strengthening of the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation as it related to the U.S. dollar relative to the Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018.

Impact of changes in currency exchange rates Nine months ended September 30, 2019 vs September 30 2018

				Translation gains (losses) - impact of rate changes	Total currency impact 2019 vs 2018
	Transaction gains/(losses) recognized
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(41)	$(41)
Operating income	4	6	2	3	5

The $41 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our Chemicals Segment’s euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $5 million increase in our Chemicals Segment’s operating income was comprised of the following:

•

Approximately $2 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and
•

Approximately $3 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

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

The cost of third-party feedstock ore our Chemicals Segment purchased in the last half of 2018 and first nine months of 2019 was higher as compared to the first half of 2018 and such higher cost feedstock ore was reflected in our Chemicals Segment’s results of operations in 2019.  Consequently, our cost of sales per metric ton of TiO2 sold in the first nine months of 2019 was higher than our per-metric ton cost in the first nine months of 2018 (excluding the effect of changes in currency exchange rates). We expect our cost of sales per metric ton of TiO2 sold in 2019 to be higher than our per-metric ton cost in 2018 primarily due to higher feedstock costs.

Our Chemicals Segment started 2019 with average TiO2 selling prices 3% lower than the beginning of 2018, and average selling prices at the end of the third quarter of 2019 were comparable to the end of 2018.  Average TiO2 selling prices declined by 4% in the first quarter of 2019, then improved by 2% in each of the second and third quarters of 2019.  Supplies of certain grades of TiO2 remain tight, while inventories of certain other grades are adequate.  Considering all of the foregoing factors, including rising raw material costs, and anticipating seasonal demand fluctuations as we enter the fourth calendar quarter, we expect selling prices to remain stable during the remainder of 2019.

Overall, we expect our Chemicals Segment’s sales in 2019 will be higher as compared to 2018, principally as a result of the favorable impact of higher expected sales volumes partially offset by the unfavorable impact of lower expected average selling prices (primarily during the first half of the year).  In addition, we expect our Chemicals Segment’s operating income in 2019 will be lower as compared to 2018, as the favorable impact of higher expected sales volumes would be more than offset by the unfavorable impact of lower expected average selling prices and higher raw material and other operating costs in 2019.

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

Component Products –

Our Component Products Segment’s product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on the segment’s net sales, cost of sales and gross margin. In addition, small variations in period-to-period net sales, cost of sales and gross margin can result from changes in the relative mix of our products sold. The key performance indicator for our Component Products Segment is operating income and margins.

	Three months ended September 30,			Nine months ended September 30,
	2018	2019	% Change	2018	2019	% Change

Net sales:
Security products	$24.5	$23.4	(5)%	$75.8	$75.0	(1)%
Marine components	5.5	6.3	15	15.0	19.6	31
Total net sales	30.0	29.7	(1)	90.8	94.6	4
Cost of sales	20.4	20.2	(1)	60.5	64.6	7
Gross margin	$9.6	$9.5	(1)	$30.3	$30.0	(1)
Operating income	$4.5	$4.3	(4)	$14.9	$14.3	(5)
Percent of net sales:
Cost of sales	68%	68%		67%	68%
Gross margin	32	32		33	32
Operating income	15	14		16	15

Net Sales — Our Component Products Segment’s net sales decreased $.3 million in the third quarter of 2019 compared to the same period in 2018 as higher marine components sales to the towboat market were more than offset by lower security products sales across a variety of markets, including a $.5 million decrease in each of the transportation and government security markets. Net sales increased $3.8 million in the first nine months of 2019 compared to the same period in 2018 due to strong sales growth at marine components partially offset by lower security products sales predominantly in the third quarter.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Sales and Gross Margin — As a percentage of net sales, our Component Products Segment’s cost of sales and gross margin for the third quarter of 2019 were comparable to the same period in 2018 as the improvement in the marine components gross margin percentage in the third quarter of 2019 compared to the third quarter 2018 offset the decline in relative contribution of security products which generally has higher gross margin percentages than marine components. Cost of sales as a percentage of net sales increased in the first nine months of 2019 compared to the same period in 2018. As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in security products gross margin percentage for the first nine months of 2019 as compared to the same period in 2018.  Security products gross margin declined in both periods primarily due to increased labor rates and associated payroll costs resulting from regional pressure on wages for certain skilled labor positions as well as reduced leverage of fixed costs on decreased production volumes.

Operating Income — Our Component Products Segment’s operating income as a percentage of net sales for the third quarter and first nine months of 2019 decreased compared to the same periods of 2018 and was primarily impacted by the factors impacting cost of goods sold and gross margin discussed above.

Outlook— As reflected in our Component Products Segment’s operating results, security products encountered generally weakening economic conditions among its customers and markets during the latter half of the third quarter.  As expected, the rate of sales growth for marine components began to moderate in the third quarter relative to the same period in 2018, the quarter in which we significantly increased our deliveries of wake enhancement systems.  Nevertheless, absent further economic slowdown, we believe full year sales will exceed 2018. Operating income and operating margin for security products decreased for the first nine months of 2019 relative to prior year due to higher labor rates and associated payroll costs, the effect of which we were not able to offset through higher selling prices. Although our Component Products Segment has experienced minimal direct impact from recently enacted tariffs, we believe that tariffs and related global trade concerns may be impacting our significant original equipment manufacturer customers. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and discretionary spending as well as consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, our Component Products Segment continues to seek opportunities to gain market share in markets our Component Products Segment currently serves, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Real Estate Management and Development  –

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
	(In millions)
Net sales:
Land sales	$13.4	$6.3	$23.0	$24.3
Water delivery sales	.9	1.4	3.7	4.9
Utility and other	.6	.4	1.4	1.3
Total net sales	14.9	8.1	28.1	30.5
Cost of sales	10.4	6.3	20.6	22.0
Gross margin	$4.5	$1.8	$7.5	$8.5

Operating income	$3.7	$.8	$7.9	$13.7

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

Beginning in December 2013 and through the third quarter of 2019, LandWell has closed or entered into escrow on approximately 610 acres of the residential/planned community and approximately 65 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development Segment in the third quarter and first nine months of 2018 and 2019 consisted of revenues from land sales. As noted above we recognize revenue in our residential/planned community over time using cost based input methods (previously known as percentage completion method) and a large majority of the revenue we recognized in 2018 and 2019 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 570 acres of the residential planned community and certain other acreage which closed in December 2013 and through the third quarter of 2019. Cost of sales related to land sales revenues was $4.8 million and $17.3 million in the third quarter and first nine months of 2019, respectively, compared to $9.1 million and $16.5 million in the same periods of 2018. Land sales revenues were lower in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to a decrease in the amount of acreage sold in 2019 compared to 2018. Land sales revenues were higher in the first nine months of 2019 as compared to the same period in 2018 primarily due to an increase in the amount of acreage sold in 2019 as compared to 2018 and due to higher infrastructure development spending in 2019.    Operating income also includes $8.8 million in the first nine months of 2019 (primarily in the second quarter) and $3.1 million in the first quarter of 2018 of income related to the recognition of tax increment reimbursement note receivables, as discussed in Note 12 to our Condensed Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts.

Outlook—Our Real Estate Management and Development Segment is actively pursuing opportunities to maximize cash proceeds from the sale of its land held for development and, in the near term, is focused on developing and selling land it manages, primarily to residential builders, for the approximately 2,100 acres zoned for residential/planned community in Henderson, Nevada. We expect the development work for the first phase of the residential/planned community to continue over the next several years, including those parcels currently under contract for which the development work is expected to be completed in 2019. We do not expect to recognize significant amounts of operating income related to these sales for the parcels currently under contract because our basis in the land value is the December 2013 acquisition date fair value; however, we do expect to generate cash proceeds from these sales in excess of our acquisition costs, which proceeds are expected to be used, in part, to fund ongoing development work for the remainder of these properties. Beginning in the fourth quarter of 2017, our Real Estate Management and Development Segment began sales of parcels that have a lower book value than the parcels previously sold; as a result we would expect to recognize more land sales related operating income in 2019 than in 2018.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2019 Compared to 2018

Securities Earnings—A significant portion of our interest and dividend income in 2018 relates to the distributions we received from The Amalgamated Sugar Company LLC. We recognized dividend income from Amalgamated of $4.2 million and $16.9 million in the third quarter and first nine months of 2018, respectively.  As discussed in the 2018 Annual Report, on August 31, 2018, we sold our interest in Amalgamated for consideration consisting of $12.5 million in cash and the deemed payment in full of our $250 million in loans we owed Snake River Sugar Company. Securities earnings is expected to be significantly lower in 2019 as compared to 2018 primarily due to the August 2018 sale of our interest in Amalgamated.

Gain on Land Sales—In the first quarter of 2018 and the third quarter of 2019 we sold two parcels and one parcel, respectively, of land not used in our operating activities. See Note 12 to our Condensed Consolidated Financial Statements.

Insurance Recoveries—NL has agreements with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts NL received from these insurance carriers.  Substantially all of the $5.2 million insurance recoveries we recognized in the first nine months of 2019 relates to a settlement NL reached with one of its insurance carriers in which they agreed to reimburse NL for a portion of NL’s past and future litigation defense costs.

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

Litigation Settlement Expense— We recognized a pre-tax $62.0 million and $19.3 million litigation settlement expense in the second quarter of 2018 and 2019, respectively, related to NL’s lead pigment litigation in California.  See Note 16 to our Condensed Consolidated Financial Statements.

Other Components of Net Periodic Pension and OPEB Expense— We recognized other components of net periodic pension and OPEB expense of $4.1 million and $12.3 million in the third quarter and first nine months of 2019 compared to $3.7 million and $11.2 million in the same periods of 2018.  The expense increased in both periods primarily due to pension costs as a result of actuarial amortizations and expected returns on plan assets.

Other General Corporate Items— Corporate expenses were 30% higher in the third quarter of 2019 compared to the third quarter of 2018 primarily due to higher environmental remediation and related costs and 13% lower in the first nine months of 2019 compared to the same periods in 2018 primarily due to lower litigation and related costs and lower environmental remediation and related costs.  Included in corporate expense are:

•

litigation and related costs at NL of $1.4 million in the third quarter of 2019 compared to $1.1 million in the third quarter of 2018 and $3.3 million in the first nine months of 2019 compared to $5.1 million in the first nine months of 2018; and

•

environmental remediation and related costs of $.1 million in the third quarter of 2019 compared to a benefit of $1.6 million in the third quarter of 2018 and expense of nil in the first nine months of 2019 compared to expense of $2.9 million in the first nine months of 2018.

Overall, we currently expect that our net general corporate expenses in 2019 will be lower than in 2018 primarily due to lower litigation and related costs and environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 16 to our Condensed Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2019, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

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

Changes in the Market Value of Valhi Common Stock held by Subsidiaries—Our subsidiaries, Kronos and NL, hold shares of our common stock.  As discussed in the 2018 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis.  The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value.  Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses.  Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  We recognized a loss of $3.1 million in the third quarter of 2019 compared to a loss of $7.1 million in the same period of 2018 and a loss of $.1 million in the first nine months of 2019 compared to a loss of $11.2 million in the same period of 2018 in our Condensed Consolidated Statements of Income which represents the unrealized gain or loss in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Expense—Interest expense decreased to $10.3 million in the third quarter of 2019 from $14.0 million in the third quarter of 2018 and to $30.7 million in the first nine months of 2019 from $45.4 million in the same period of 2018 primarily due to the net effects of lower average debt levels in 2019 and higher average interest rates on variable-rate indebtedness.  The lower average debt levels in 2019 is primarily due to the deemed redemption of our $250 million promissory notes payable to Snake River in connection with the August 2018 sale of our interest in The Amalgamated Sugar Company LLC.

We expect interest expense will continue to be lower in the remainder of 2019 as compared to 2018 due to lower average balances of outstanding borrowings at Valhi offset by higher average rates.

Provision for Income Taxes— We recognized income tax expense of $4.7 million in the third quarter of 2019 compared to an income tax benefit of $91.4 million in the third quarter of 2018 and income tax expense of $31.8 million in the first nine months of 2019 compared to an income tax benefit of $33.2 million in the first nine months of 2018.   The difference is primarily due to the third quarter 2018 recognition of a change in the deferred income tax liability related to our investment in Kronos as a result of the 2017 Tax Act and the effect of lower income from operations in the third quarter and first nine months of 2019.  Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

As discussed in our 2018 Annual Report, under GAAP, we were required to revalue our net deferred tax liability associated with our U.S. net deductible temporary differences at December 31, 2017, the period in which the 2017 Tax Act was enacted, based on deferred tax balances as of the enactment date, to reflect the effect of the reduction in the corporate income tax rate.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return we were able to obtain, prepare and analyze the necessary information to complete the accounting under ASC 740 related to the revaluation of our net deferred tax liability associated with our U.S. net taxable temporary differences as of December 31, 2017, which resulted in a measurement period adjustment and recognition of a non-cash deferred income tax expense of $59.7 million, decreasing the provisional amount we recognized at December 31, 2017. Such adjustment is almost entirely attributable to the re-measurement of our deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock discussed below.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2018, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $40.7 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million. During the first nine months of 2019, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $3.3 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period.  We recognized a similar non-cash deferred income tax expense of $19.2 million in the first nine months of 2018.  A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.  Due to uncertainties and complexities of the 2017 Tax Act, we were still evaluating the impact of the one-time deemed repatriation of the post-1986 undistributed earnings of our non-U.S. subsidiaries up through December 31, 2017 as it relates to the income tax basis of our direct investment in Kronos at December 31, 2017.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), we recognized an adjustment, which is treated as a measurement period adjustment, to the deferred income taxes we recognized at December 31, 2017 associated with our direct investment in Kronos common stock (before revaluation of our deferred tax liability related to the decrease in the corporate income tax rate).  Such adjustment resulted in an investment basis adjustment under the income tax regulations which increased the income tax basis of our direct investment in Kronos attributable to the income recognition related to the deemed repatriation of the post-1986 undistributed earnings of our non-U.S. subsidiaries in 2017.  Such adjustment resulted in a non-cash deferred tax measurement period adjustment decreasing the deferred income taxes we recognize with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock.  Including the impact of the non-cash deferred tax revaluation adjustment discussed above, we recognized a net non-cash deferred income tax benefit of $113 million in the third quarter of 2018 related to the incremental tax on Kronos.  Excluding the impact of such adjustment, our effective income tax rate from continuing operations in the third quarter and nine months ended September 30, 2018 was 38% and 38.9%, respectively.

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

Cash flows from operating activities decreased to $113.0 million in the first nine months of 2019 from $191.5 million in the first nine months of 2018. This $78.5 million decrease in cash provided by operations was primarily due to the net effect of the following items:

•	consolidated operating income of $167.6 million in the first nine months of 2019, a decrease of $150.4 million compared to operating income of $318.0 million in the first nine months of 2018;
•	lower net cash paid for interest in 2019 of $15.5 million resulting from lower average debt levels in 2019 offset by higher average interest rates; and
•	an $11.2 million decrease in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first nine months of 2019.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2018 to September 30, 2019 primarily due to relative changes in the timing of collections.
•

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2018 to September 30, 2019 primarily due to lower inventory volumes attributable to sales volumes outpacing production volumes for the 2019 year-to-date period.

•	CompX’s average DSO at September 30, 2019 increased from December 31, 2018 primarily due to relative changes in the timing of collections.
•

CompX’s average DSI increased from December 31, 2018 to September 30, 2019.  CompX’s average DSI increased between year-end and the end of the third calendar quarter primarily due to the timing of raw material purchases and an intentional inventory build for security products related to product lines in which certain components require long lead-times.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2017	September 30, 2018	December 31, 2018	September 30, 2019
Kronos:
Days sales outstanding	63 days	74 days	76 days	71 days
Days sales in inventory	62 days	77 days	113 days	57 days
CompX:
Days sales outstanding	38 days	40 days	40 days	41 days
Days sales in inventory	79 days	76 days	80 days	85 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2018	2019
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$37.1	$18.9
Kronos	198.9	123.7
NL exclusive of its subsidiaries	9.6	6.3
CompX	12.8	12.5
BMI	(.9)	13.3
LandWell	1.4	6.7
WCS	2.3	-
Tremont exclusive of its subsidiaries	1.2	7.9
Eliminations and other	(70.9)	(76.3)
Total	$191.5	$113.0

Investing Activities—

We spent $37.9 million in capital expenditures during the first nine months of 2019 including:

•	$34.2 million in our Chemicals Segment;
•	$2.5 million in our Component Products Segment; and
•	$1.2 million in our Real Estate Management and Development Segment.

Financing Activities—

During the nine months ended September 30, 2019, we:

•	repaid $2.1 million under Tremont’s promissory note payable and $1.3 million under our credit facility with Contran; and
•	paid quarterly dividends to Valhi stockholders aggregating $.06 per share ($20.4 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first nine months of 2019 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At September 30, 2019, our consolidated indebtedness attributable to continuing operations was comprised of:

•	Valhi’s $313.0 million outstanding on its $360 million credit facility with Contran which is due no earlier than December 31, 2020;
•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($432.3 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
•	Tremont’s promissory note payable ($7.3 million outstanding) due in December 2023;
•	$17.9 million on BMI’s bank loan ($17.1 million carrying amount, net of unamortized debt issuance costs) due through September 2032;
•	$1.9 million on LandWell’s note payable to the City of Henderson due in October 2020; and
•	approximately $3.8 million of other indebtedness.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at September 30, 2019) are discussed in Note 9 to our 2018 Annual Report.  We are in compliance with all of our debt covenants at September 30, 2019.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending September 30, 2020) and long-term obligations (defined as the five-year period ending September 30, 2024). If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2019, we had credit available under existing facilities of $263.9 million, which was comprised of:

•	$98.5(1) million under Kronos’ European revolving credit facility;
•	$118.4 million under Kronos’ North American revolving credit facility; and
•	$47.0(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending September 30, 2019, the full €90.0 million amount is available for borrowing at such date.
(2)	Amounts available under this facility are at the sole discretion of Contran.

At September 30, 2019, we had an aggregate of $557.9 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $165.5 million held by our non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$387.0	$165.2
CompX	47.6	—
NL exclusive of its subsidiaries	87.4	.3
Tremont exclusive of its subsidiaries	8.9	—
LandWell	9.7	—
BMI	17.3	—
Valhi exclusive of its subsidiaries	—	—
Total restricted and unrestricted cash, cash equivalents and marketable securities	$557.9	$165.5

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2019 will be approximately $81 million as follows:

•	$75 million by our Chemicals Segment, including approximately $25 million in the area of environmental compliance, protection and improvement;
•	$4 million by our Component Products Segment; and
•	$2 million by our Real Estate Management and Development Segment.

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

At September 30, 2019 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first nine months of 2019, Kronos acquired 264,992 shares of its common stock in open market purchases under such repurchase program for an aggregate purchase price of $3.0 million and subsequently cancelled 110,303 of such shares, representing $1.4 million.  At September 30, 2019, approximately 1.7 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At September 30, 2019, approximately .7 million shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.17 per share in each quarter of 2018 for which we received $39.4 million.  In February 2019 the Kronos Board of Directors increased its regular quarterly dividend to $.18 per share. If Kronos were to pay its $.18 per share in each quarter of 2019 based on the 58.0 million shares we held of Kronos common stock at September 30, 2019, we would receive aggregate annual regular dividends from Kronos of $41.8 million.  NL has not paid a dividend since prior to 2018 and we do not expect to receive any cash dividends from NL during 2019. BMI and LandWell do pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $5.7 million in 2018 and $8.7 million during the first nine months of 2019.   We do not know if we will receive additional dividends from BMI and LandWell during 2019.  All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

Prior to 2018, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.   The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the Loan Documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the Loan Documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. Prior to 2018 NL’s subsidiary borrowed $.5 million under this facility, no additional amounts have been borrowed since then, and $.5 million is outstanding under this facility at September 30, 2019. We eliminate any such intercompany borrowings in our Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $60 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2020.  We had gross borrowings of $10.9 million and gross repayments of $5.9 million during the first nine months of 2019, and $5.0 million was outstanding at September 30, 2019.  We could borrow an additional $55.0 million under our current intercompany facility with Kronos at September 30, 2019.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2020.  We had gross borrowings of $25.4 million and gross repayments of $25.4 million during the first nine months of 2019, and $40.0 million was outstanding at September 30, 2019.  We have no borrowing availability under our current intercompany facility with CompX at September 30, 2019.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Recent Accounting Pronouncements

See Note 18 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first nine months of 2019 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2018 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and James W. Brown, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 16 to our Condensed Consolidated Financial Statements, our 2018 Annual Report and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2019 for descriptions of certain legal proceedings.

Refined Metals Corporation v.  NL Industries, Inc.  In August 2019, the federal court of appeals affirmed both the trial court’s dismissal of all federal claims and its finding that the federal court lacked jurisdiction to rule on the state law claims.  In October 2019, Refined Metals informed us that they had filed a new complaint in Indiana state court asserting only state law claims.  NL will continue to deny liability and will vigorously defend against all claims in the new complaint.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2018 Annual report. There have been no material changes to such risk factors during the nine months ending September 30, 2019.

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

VALHI, INC.
(Registrant)

Date:	November 8, 2019	/s/ James W. Brown
James W. Brown (Senior Vice President and Chief Financial Officer)

Date:	November 8, 2019	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)