Form 10-Q
period 2020-03-31
VALHI INC /DE/
filed 2020-05-07
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on April 30, 2020: 339,235,449

VALHI, INC. AND SUBSIDIARIES

Items 2, 3 and 4 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2019	2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523.8	$483.1
Restricted cash equivalents	27.0	12.5
Marketable securities	2.1	2.1
Accounts and other receivables, net	329.2	351.0
Inventories, net	522.1	499.2
Other current assets	21.2	23.3
Total current assets	1,425.4	1,371.2

Other assets:
Investment in TiO2 manufacturing joint venture	90.2	92.4
Goodwill	379.7	379.7
Deferred income taxes	106.0	104.1
Other assets	230.1	233.8
Total other assets	806.0	810.0

Property and equipment:
Land	46.2	45.5
Buildings	248.0	239.0
Equipment	1,166.0	1,133.7
Mining properties	26.2	8.1
Construction in progress	62.7	58.9
	1,549.1	1,485.2
Less accumulated depreciation and amortization	986.1	955.8
Net property and equipment	563.0	529.4
Total assets	$2,794.4	$2,710.6

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2019	2020
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$4.9	$3.8
Accounts payable and accrued liabilities	307.4	257.6
Income taxes	10.2	15.9
Total current liabilities	322.5	277.3
Noncurrent liabilities:
Long-term debt	789.4	779.7
Deferred income taxes	38.1	33.0
Payable to affiliate - income taxes	56.3	56.3
Accrued pension costs	315.6	309.3
Accrued environmental remediation and related costs	95.2	94.6
Other liabilities	197.2	193.5
Total noncurrent liabilities	1,491.8	1,466.4
Equity:
Valhi stockholders' equity:
Preferred stock	667.3	667.3
Common stock	3.6	3.6
Additional paid-in capital	-	-
Retained earnings	239.4	256.4
Accumulated other comprehensive loss	(220.7)	(246.2)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	640.0	631.5
Noncontrolling interest in subsidiaries	340.1	335.4
Total equity	980.1	966.9
Total liabilities and equity	$2,794.4	$2,710.6

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2019	2020
	(unaudited)

Revenues and other income:
Net sales	$479.6	$459.3
Other income, net	6.6	34.9
Total revenues and other income	486.2	494.2
Costs and expenses:
Cost of sales	357.8	359.6
Selling, general and administrative	71.4	70.9
Other components of net periodic pension expense	4.1	4.7
Interest	10.3	9.7
Total costs and expenses	443.6	444.9
Income before income taxes	42.6	49.3
Income tax expense	14.2	11.4
Net income	28.4	37.9
Noncontrolling interest in net income of subsidiaries	10.2	13.5
Net income attributable to Valhi stockholders	$18.2	$24.4

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$.05	$.07

Basic and diluted weighted average shares outstanding	342.0	342.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Net income	$28.4	$37.9
Other comprehensive income (loss), net of tax:
Currency translation	(.3)	(37.7)
Defined benefit pension plans	2.3	3.0
Other	(.2)	(.1)
Total other comprehensive income (loss), net	1.8	(34.8)
Comprehensive income	30.2	3.1
Comprehensive income attributable to noncontrolling interest	10.7	4.2
Comprehensive income (loss) attributable to Valhi stockholders	$19.5	$(1.1)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2019 (unaudited)
					Accumulated
			Additional	Retained	other		Non-
	Preferred	Common	paid-in	earnings	comprehensive	Treasury	controlling
	stock	stock	capital	(deficit)	loss	stock	interest	Total

Balance at December 31, 2018	$667.3	$3.6	$-	$220.3	$(206.2)	$(49.6)	$353.6	$989.0

Net income	-	-	-	18.2	-	-	10.2	28.4
Other comprehensive income, net	-	-	-	-	1.3	-	.5	1.8
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(6.3)	(6.3)
Cash dividends - $.02 per share	-	-	-	(6.8)	-	-	-	(6.8)
Balance at March 31, 2019	$667.3	$3.6	$-	$231.7	$(204.9)	$(49.6)	$358.0	$1,006.1

	Three months ended March 31, 2020 (unaudited)
					Accumulated
			Additional	Retained	other		Non-
	Preferred	Common	paid-in	earnings	comprehensive	Treasury	controlling
	stock	stock	capital	(deficit)	loss	stock	interest	Total

Balance at December 31, 2019	$667.3	$3.6	$-	$239.4	$(220.7)	$(49.6)	$340.1	$980.1

Net income	-	-	-	24.4	-	-	13.5	37.9
Other comprehensive loss, net	-	-	-	-	(25.5)	-	(9.3)	(34.8)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(8.6)	(8.6)
Cash dividends - $.02 per share	-	-	-	(6.8)	-	-	-	(6.8)
Equity transaction with noncontrolling interest, net and other	-	-	-	(.6)	-	-	(.3)	(.9)
Balance at March 31, 2020	$667.3	$3.6	$-	$256.4	$(246.2)	$(49.6)	$335.4	$966.9

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$28.4	$37.9
Depreciation and amortization	12.8	17.0
Benefit plan expense greater than cash funding	1.1	3.1
Deferred income taxes	3.6	-
Contributions to TiO2 manufacturing joint venture, net	(.8)	(2.2)
Other, net	1.1	3.1
Change in assets and liabilities:
Accounts and other receivables, net	(46.0)	(39.7)
Inventories, net	(3.7)	2.7
Land held for development, net	(1.1)	(2.7)
Accounts payable and accrued liabilities	(4.2)	(35.0)
Accounts with affiliates	1.8	(1.5)
Income taxes	1.6	11.8
Other, net	3.2	(12.7)
Net cash used in operating activities	(2.2)	(18.2)
Cash flows from investing activities:
Capital expenditures	(16.8)	(16.0)
Purchases of marketable securities	(1.0)	(.4)
Proceeds from disposal of marketable securities	1.7	.6
Other, net	-	2.7
Net cash used in investing activities	(16.1)	(13.1)
Cash flows from financing activities:
Principal payments on indebtedness	(2.1)	(3.2)
Valhi cash dividends paid	(6.8)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(6.3)	(8.6)
Subsidiary treasury stock acquired	-	(1.0)
Net cash used in financing activities	(15.2)	(19.6)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(33.5)	(50.9)
Effect of exchange rates on cash	(2.6)	(3.9)
Balance at beginning of period	523.7	583.8
Balance at end of period	$487.6	$529.0
Supplemental disclosures:
Cash paid (received) for:
Interest, net of capitalized interest	$13.7	$12.7
Income taxes, net	6.3	(.7)
Noncash investing activities:
Change in accruals for capital expenditures	2.0	2.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Note 1—Organization and basis of presentation:

 Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at March 31, 2020.  At March 31, 2020, a majority of Contran’s outstanding voting stock was held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, served as trustee (collectively, the “Other Trusts”). In addition, each of Ms. Simmons and Ms. Connelly served as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock was held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee.  Consequently, at March 31, 2020, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and us.

Following the death of Ms. Connelly on April 22, 2020, Ms. Simmons and the Family Trust continue to directly hold their shares of Contran voting stock.  Under the terms of the Contran Corporation Amended and Restated Stockholders Agreement dated September 9, 2019 (the “Contran Stockholders Agreement”), and with respect to the shares of Contran voting stock held directly by Ms. Connelly at the time of her death (the “Connelly Direct Shares”), the independent executor of the estate of Ms. Connelly (prior to the completion of the probate of such estate) and the legatee of the Connelly Direct Shares (following completion of the probate of such estate) is required to vote the Connelly Direct Shares in the same manner as Ms. Simmons.  Also under the terms of the Contran Stockholders Agreement, and with respect to the shares of Contran voting stock held by the Other Trusts for which Ms. Connelly previously served as trustee and for which her successor trustee is someone other than Ms. Simmons (the “Connelly Indirect Shares”), such successor trustee is also required to vote the Connelly Indirect Shares in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons with respect to the Connelly Direct Shares and the Connelly Indirect Shares last through April 22, 2030 and are personal to Ms. Simmons. Consequently, as of April 22, 2020, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

Basis of Presentation— Consolidated in this Quarterly Report are the results of our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”).  Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE American: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on March 12, 2020 (the “2019 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2020 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2020
Chemicals	Kronos	80%
Component products	CompX	86%
Real estate management and development	BMI and LandWell	63 – 77%

Our control of Kronos includes 50% we hold directly and 30% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI.  Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Net sales:
Chemicals	$436.5	$421.0
Component products	31.2	32.3
Real estate management and development	11.9	6.0
Total net sales	$479.6	$459.3
Cost of sales:
Chemicals	$327.7	$333.3
Component products	21.5	21.9
Real estate management and development	8.6	4.4
Total cost of sales	$357.8	$359.6
Gross margin:
Chemicals	$108.8	$87.7
Component products	9.7	10.4
Real estate management and development	3.3	1.6
Total gross margin	$121.8	$99.7
Operating income:
Chemicals	$52.8	$46.8
Component products	4.4	5.0
Real estate management and development	3.2	19.2
Total operating income	60.4	71.0
General corporate items:
Securities earnings	3.1	1.6
Insurance recoveries	.3	1.6
Changes in market value of Valhi common stock held by subsidiaries	1.1	(2.4)
Other components of net periodic pension expense	(4.1)	(4.7)
General expenses, net	(7.9)	(8.1)
Interest expense	(10.3)	(9.7)
Income before income taxes	$42.6	$49.3

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material. Infrastructure reimbursement income is included in the determination of Real Estate Management and Development operating income. See Note 11.

Note 3—Accounts and other receivables, net:

	December 31,	March 31,
	2019	2020
	(In millions)
Trade accounts receivable:
Kronos	$270.5	$306.5
CompX	11.9	15.3
BMI and LandWell	1.6	1.4
VAT and other receivables	31.2	23.2
Refundable income taxes	7.9	3.4
Receivable from affiliates:
Contran - trade items	.4	.4
Louisiana Pigment Company, L.P. ("LPC")	4.7	-
Other - trade items	2.2	2.2
Allowance for doubtful accounts	(1.2)	(1.4)
Total	$329.2	$351.0

Note 4—Inventories, net:

	December 31,	March 31,
	2019	2020
	(In millions)
Raw materials:
Chemicals	$124.4	$125.5
Component products	2.9	3.1
Total raw materials	127.3	128.6
Work in process:
Chemicals	39.0	43.0
Component products	11.8	12.2
Total in-process products	50.8	55.2
Finished products:
Chemicals	270.7	246.7
Component products	3.6	3.6
Total finished products	274.3	250.3
Supplies (chemicals)	69.7	65.1
Total	$522.1	$499.2

Note 5—Other noncurrent assets:

	December 31,	March 31,
	2019	2020
	(In millions)
Other noncurrent assets:
Land held for development	$125.3	$116.2
Operating lease right-of-use assets	29.0	27.0
Restricted cash and cash equivalents	33.0	33.4
IBNR receivables	8.5	7.9
Marketable securities	6.2	5.5
Pension asset	7.4	7.8
Note receivables - OPA	8.8	27.6
Other	11.9	8.4
Total	$230.1	$233.8

Note 6—Long-term debt:

	December 31,	March 31,
	2019	2020
	(In millions)
Valhi:
Contran credit facility	$313.0	$313.0
Subsidiary debt:
Kronos:
Senior Notes	442.6	435.1
Tremont:
Promissory note payable	2.0	.5
BMI:
Bank loan - Western Alliance Bank	17.2	17.2
LandWell:
Note payable to Western Alliance Business Trust	15.0	14.9
Note payable to the City of Henderson	1.6	-
Other	2.9	2.8
Total subsidiary debt	481.3	470.5
Total debt	794.3	783.5
Less current maturities	(4.9)	(3.8)
Total long-term debt	$789.4	$779.7

Valhi – Contran credit facility – During the first three months of 2020, we had no borrowings or repayments under this facility.  The average interest rate on the existing balance for the three months ended March 31, 2020 was 5.4%. At March 31, 2020, the interest rate was 4.25% and $47.0 million was available for borrowing under this facility.

Kronos – Senior Notes -  At March 31, 2020, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $4.9 million.

North American and European revolving credit facilities– During the first three months of 2020, Kronos had no borrowings or repayments under its North American revolving credit facility and its European revolving credit facility.  At March 31, 2020, approximately $117.2 million was available for borrowing under the North American revolving credit facility.  Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of March 31, 2020 and the net debt to EBITDA financial test, the full €90.0 million of the credit facility ($99.0 million) was available for borrowing at March 31, 2020.

Tremont – Promissory note payable – During the first three months of 2020, Tremont prepaid (without penalty) $1.5 million principal amount on the note as required under the terms of the note agreement.  The remaining outstanding balance of $.5 million was repaid in April 2020.

LandWell – In January 2020, LandWell fully prepaid (without penalty) its promissory note payable to the City of Henderson, Nevada.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at March 31, 2020.

Note 7—Accounts payable and accrued liabilities:

	December 31,	March 31,
	2019	2020
	(In millions)
Accounts payable:
Kronos	$137.2	$111.2
CompX	2.5	2.8
BMI and LandWell	3.7	2.2
NL	.9	.5
Other	.4	.4
Payable to affiliates:
Contran - income taxes	4.0	3.6
LPC	16.4	16.3
Accrued litigation settlement	11.8	11.9
Employee benefits	30.6	28.1
Operating lease liabilities	6.2	6.0
Accrued sales discounts and rebates	33.7	21.5
Deferred income	10.3	12.1
Environmental remediation and related costs	4.5	4.5
Interest	5.2	1.4
Other	40.0	35.1
Total	$307.4	$257.6

Note 8—Other noncurrent liabilities:

	December 31,	March 31,
	2019	2020
	(In millions)
Operating lease liabilities	$22.2	$20.3
Reserve for uncertain tax positions	13.6	14.7
Accrued litigation settlement	60.1	60.4
Deferred income	47.4	46.1
Other postretirement benefits	10.5	9.7
Employee benefits	6.0	5.8
Insurance claims and expenses	11.0	10.1
Deferred payment obligation	9.9	9.9
Accrued development costs	8.3	8.0
Other	8.2	8.5
Total	$197.2	$193.5

Note 9 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2019	2020
	(In millions)
Net sales - point of origin:
United States	$245.3	$237.0
Germany	219.2	229.1
Canada	78.5	67.7
Belgium	69.7	66.1
Norway	51.5	54.3
Eliminations	(227.7)	(233.2)
Total	$436.5	$421.0

Net sales - point of destination:
Europe	$215.2	$214.5
North America	146.8	132.3
Other	74.5	74.2
Total	$436.5	$421.0

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended
	March 31,
	2019	2020
	(In millions)
Component Products:
Net sales:
Security products	$24.7	$25.5
Marine components	6.5	6.8
Total	$31.2	$32.3
Real Estate Management and Development:
Net sales:
Land sales	$9.5	$3.6
Water delivery	1.9	1.9
Utility and other	.5	.5
Total	$11.9	$6.0

Note 10—Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2019	2020
	(In millions)
Service cost	$2.8	$3.2
Interest cost	4.0	3.0
Expected return on plan assets	(3.7)	(2.8)
Amortization of unrecognized prior service cost	.1	-
Recognized actuarial losses	3.8	4.8
Total	$7.0	$8.2

We expect to contribute the equivalent of approximately $19.0 million to all of our defined benefit pension plans during 2020.

Note 11—Other income, net:

	Three months ended
	March 31,
	2019	2020
	(In millions)
Securities earnings:
Dividends and interest	$2.9	$2.0
Securities transactions, net	.2	(.4)
Total	3.1	1.6
Currency transactions, net	.9	12.2
Insurance recoveries	.3	1.6
Infrastructure reimbursement	1.1	19.1
Gain on land sales	-	.5
Other, net	1.2	(0.1)
Total	$6.6	$34.9

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  See Note 15.  In the first three months of 2020, Kronos recognized a $1.5 million gain related to an insurance settlement for a property damage claim.

Infrastructure reimbursement– As disclosed in Note 7 to our 2019 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment.  During the first quarters of 2019 and 2020, we received approval for additional tax increment reimbursement of $1.1 million and $19.1 million, respectively, which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

Note 12—Income taxes:

	Three months ended
	March 31,
	2019	2020
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$8.9	$10.3
Incremental net tax benefit on earnings and losses of non-U.S., U.S. and non-tax group companies	(.2)	(1.8)
Non-U.S. tax rates	2.3	.9
Valuation allowance	1.0	(.2)
Adjustment to the reserve for uncertain tax positions, net	.5	.6
Global intangible low-tax income, net	.7	1.2
U.S. state income taxes and other, net	1.0	.4
Income tax expense	$14.2	$11.4
Comprehensive provision for income taxes allocable to:
Net income	$14.2	$11.4
Other comprehensive income (loss):
Currency translation	-	(4.7)
Pension plans	1.5	1.8
Other	-	(.2)
Total	$15.7	$8.3

The amount shown in the above table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate.  The amount shown on such table for incremental net tax expense (benefit) on earnings and losses on non-U.S., U.S. and non-tax group companies includes, as applicable, (i) deferred state and non-U.S. income taxes (or deferred income tax benefits) and deferred withholding taxes, as applicable, associated with the current-year change in the aggregate amount of undistributed earnings of all of our non-U.S. subsidiaries, which earnings are not permanently reinvested , (ii) current U.S. income taxes (or current income tax benefit) attributable to current-year income (losses) of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, (iii) deferred income taxes associated with our direct investment in Kronos  and (iv) current and deferred income taxes associated with distributions and earnings from our investments in LandWell and BMI.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property.  The modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases our allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $1.0 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019.  We have determined other provisions of the CARES Act will not have a material impact on our provision for income taxes in 2020.

         Tax authorities may in the future propose tax deficiencies, including penalties and interest, related to examinations of our U.S. and non-U.S. income tax returns.  Because of the uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters, if any, will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $5.5 million during the next twelve months primarily due to certain adjustments to our prior year returns and the expiration of certain statutes of limitations.

Note 13—Noncontrolling interest in subsidiaries:

	December 31,	March 31,
	2019	2020
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$216.6	$209.9
NL Industries	65.8	64.2
CompX International	22.7	23.1
BMI	20.1	20.6
LandWell	14.9	17.6
Total	$340.1	$335.4

	Three months ended March 31,
	2019	2020
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$5.9	$5.2
NL Industries	2.6	.3
CompX International	.5	.6
BMI	.5	2.8
LandWell	.7	4.6
Total	$10.2	$13.5

Note 14—Stockholders’ equity:

Accumulated Other Comprehensive Income – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders for the three months ended March 31, 2019 and 2020 are presented in the table below.

	Three months ended
	March 31,
	2019	2020
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.7	$1.7
Other comprehensive loss - unrealized losses arising during the period	-	-
Balance at end of period	$1.7	$1.7
Currency translation adjustment:
Balance at beginning of period	$(75.6)	$(76.8)
Other comprehensive income (loss)	(.2)	(27.6)
Balance at end of period	$(75.8)	$(104.4)
Defined benefit pension plans:
Balance at beginning of period	$(134.0)	$(146.6)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	1.7	2.3
Balance at end of period	$(132.3)	$(144.3)
OPEB plans:
Balance at beginning of period	$1.7	$1.0
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.2)	(.2)
Balance at end of period	$1.5	$.8
Total accumulated other comprehensive income (loss):
Balance at beginning of period	$(206.2)	$(220.7)
Other comprehensive income (loss)	1.3	(25.5)
Balance at end of period	$(204.9)	$(246.2)

Reverse stock split – As disclosed in our proxy statement filed with the Securities and Exchange Commission on April 7, 2020, our stockholders will vote on a proposal to approve a reverse stock split of our common stock at a reverse stock split ratio of 1-for-8, 1-for-10 or 1-for-12, as determined by our board of directors following stockholder approval, at our annual meeting of stockholders scheduled to be held on May 28, 2020. Also as disclosed in our proxy statement, our controlling stockholder has indicated its intention to have its shares represented at the meeting and to vote its shares in favor of the reverse stock split proposal, in which case the proposal will be approved.  We expect to effect the reverse stock split promptly following the annual meeting, at the reverse stock split ratio selected by our board of directors immediately following the stockholders meeting.  Once the reverse stock split has been implemented, we will adjust all share and per-share disclosures for all periods presented in our consolidated financial statements to give effect to the split.

Other – During the first three months of 2020, Kronos acquired 122,489 shares of its common stock in market transactions for an aggregate purchase price of $1.0 million.  At March 31, 2020, 1.6 million shares are available for repurchase under Kronos’ previously authorized stock repurchase program.

Note 15 – Commitments and contingencies:

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

We believe that these actions are without merit, and NL intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment).  NL’s sixth installment will be made with funds already on deposit at the court that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). For financial reporting purposes we used a discount rate of 1.9% per annum to discount the settlement to the estimated net present value.  We recognized additional litigation settlement expense of $19.3 million during 2019 (primarily during the second quarter).

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. It is possible that actual costs will exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and it is possible that costs will be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2020.

Amount
(In millions)

Balance at the beginning of the year	$99.7
Additions charged to expense	.1
Payments, net	(.5)
Other, net	(.2)
Balance at the end of the period	$99.1
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$4.5
Noncurrent liabilities	94.6
Total	$99.1

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2020, NL had accrued approximately $94 million related to approximately 32 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $115 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2020, there were approximately five sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our financial position, results of operations and liquidity.

Other – We have also accrued approximately $5 million at March 31, 2020 for other environmental cleanup matters.

Insurance coverage claims – NL

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

NL has agreements with certain of its former insurance carriers pursuant to which the carriers reimburse it for a portion of its future lead pigment litigation defense costs, and one such carrier reimburses NL for a portion of its future asbestos litigation defense costs. We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement. While NL continues to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2019 Annual Report.

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

Note 16—Fair value measurements and financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		March 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$583.8	$583.8	$529.0	$529.0
Deferred payment obligation	9.9	9.9	9.9	9.9
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	442.6	457.0	435.1	374.8
Valhi credit facility with Contran	313.0	313.0	313.0	313.0
Tremont promissory note payable	2.0	2.0	.5	.5
BMI bank note payable	17.2	17.9	17.2	17.9
LandWell note payable to the City of Henderson	1.6	1.6	-	-
LandWell bank note payable	15.0	15.0	14.9	15.0

At March 31, 2020, the estimated market price of Kronos’ Senior Notes was €852 per €1,000 principal amount.  The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values.  See Note 6.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

Note 17—Recent accounting pronouncements:

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  We adopted this ASU as of January 1, 2020.  The adoption of this ASU in the first quarter of 2020 did not have a material effect on our Condensed Consolidated Financial Statements.

Note 18 – Subsequent event:

Following the  spread of the COVID-19 virus beyond China in late January 2020, various national, state and local governments began to implement a number of increasingly restrictive measures to contain the spread of the virus, including  travel restrictions, gathering limitations,  event cancellations, border closures and stay-at-home orders, resulting in sharp contractions of vast areas of the global economy beginning in March 2020. While measured efforts are underway to resume commercial activities in most global markets, the impacts of COVID-19, including the efforts to mitigate its spread, are expected to continue to challenge workers, businesses and governments for the foreseeable future.  Although the COVID-19 pandemic had limited impact on our operations during the first quarter of 2020, we believe U.S. and worldwide gross domestic product will be significantly impacted for an indeterminate period, including the demand for our products and those of our customers. Consequently, we expect to report lower sales and earnings than would otherwise have been expected for the remainder of 2020. The extent of the impact will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted.

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
•

General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19);

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

•

Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19);

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

Operations Overview

Quarter Ended March 31, 2020 Compared to the Quarter Ended March 31, 2019 —

We reported net income attributable to Valhi stockholders of $24.4 million or $.07 per diluted share in the first quarter of 2020 compared to $18.2 million or $.05 per diluted share in the first quarter of 2019.  As discussed more fully below, our net income  attributable to Valhi stockholders increased from 2019 to 2020 primarily due to the net effects of:

•	lower operating income from our Chemicals Segment in 2020 compared to 2019; and
•	income from tax increment infrastructure reimbursement of $19.1 million in 2020 compared to $1.1 million in 2019.

Our diluted net income per share in the first quarter of 2020 includes income of $.03 per share related to the tax increment infrastructure reimbursement.

Current Forecast for 2020—

We currently expect to report lower consolidated operating income for 2020 as compared to 2019 primarily due to the net effects of:

•

lower operating income from our Chemicals Segment and our Component Products Segment in 2020 due to the unfavorable impact of the COVID -19 pandemic on sales and earnings as further discussed below; and

•

higher operating income from our Real Estate Management and Development Segment in 2020 as the recognition of tax increment infrastructure reimbursement will more than offset lower expected land sales due to the impact of the COVID-19 pandemic.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have already resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions to gradually  permit the  resumption of limited commercial activities  following various regional shutdowns are currently in progress, but it is believed that the success and timing of these actions  will depend in part on  deployment of  effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis and effective treatments, before  economic growth returns to pre-pandemic levels, particularly in service related sectors of the economy.  Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period which in turn would impact demand for our products and those of our customers.  Consequently, we expect to report lower sales and earnings than would otherwise have been expected for the remainder of 2020. The extent of the impact will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted.

Segment Operating Results—2020 Compared to 2019 –

Chemicals –

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 to be consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are influenced in part by their expectations for future changes in market TiO2 selling prices as well as their expectations for future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products with price and availability being the most significant competitive factors along with product quality and customer and technical support service.

The factors having the most impact on our Chemicals Segment’s reported operating results are:

•	TiO2 selling prices,
•	our TiO2 sales and production volumes,
•	manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Key performance indicators are our Chemicals Segment’s TiO2 average selling prices, the level of TiO2 sales and production volumes, and the cost of our Chemicals Segment’s third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended March 31,
	2019	2020	% Change
	(Dollars in millions)
Net sales	$436.5	$421.0	(4)%
Cost of sales	327.7	333.3	2
Gross margin	$108.8	$87.7	(19)
Operating income	$52.8	$46.8	(11)
Percent of net sales:
Cost of sales	75%	79%
Gross margin	25	21
Operating income	12	11
Ti02 operating statistics:
Sales volumes*	143	136	(5)%
Production volumes*	134	132	(1)
Percent change in net sales:
Ti02 sales volumes			(5)%
Ti02 product pricing			-
Ti02 product mix/other			3
Changes in currency exchange rates			(2)
Total			(4)%

*	Thousands of metric tons

Current Industry Conditions— Our Chemicals Segment started 2020 with average TiO2 selling prices 1% lower than at the beginning of 2019, and average TiO2 selling prices at the end of the first quarter of 2020 were 2% lower than at the end of 2019.  Our Chemicals Segment experienced lower sales volumes in the North American, Latin American and export markets partially offset by higher sales volumes in the European market in the first three months of 2020 as compared to the same period of 2019.

Our Chemicals Segment operated our production facilities at overall average capacity utilization rates of 95% in the first quarter of 2020 compared to 97% in the first quarter of 2019.

Primarily due to a moderate rise in the cost of third-party feedstock we procured in 2019, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first three months of 2020 was higher as compared to the first three months of 2019 (excluding the effect of changes in currency exchange rates).

Net Sales— Our Chemicals Segment’s net sales in the first quarter of 2020 decreased 4%, or $15.5 million, compared to the first quarter of 2019 primarily due to a 5% decrease in sales volumes (which decreased net sales by approximately $22 million). Our Chemicals Segment’s average TiO2 selling prices in the first quarter of 2020 were comparable to our average TiO2 selling prices in the first quarter of 2019.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 5% in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to lower sales volumes in the North American, Latin American and export markets partially offset by higher sales volumes in the European market.  In addition to the impact of lower sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $7 million in the first quarter of 2020 as compared to the first quarter of 2019.

Cost of Sales and Gross Margin— Our Chemicals Segment’s cost of sales increased 2% in the first quarter of 2020 compared to the first quarter of 2019 due to the net effect of higher raw materials and other production costs of approximately $23 million (including higher cost for third-party feedstock, energy and other raw materials), favorable effects from currency fluctuations (primarily the euro) and a 5% decrease in sales volumes.  Our cost of sales as a percentage of net sales increased to 79% in the first quarter of 2020 compared to 75% in the same period of 2019 primarily due to the unfavorable effects of higher raw materials and other production costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 21% in the first quarter of 2020 compared to 25% in the first quarter of 2019.  As discussed and quantified above, our Chemicals Segment’s gross margin decreased primarily due to the effects of lower sales volumes and higher raw materials and other production costs.

Operating Income— Our Chemicals Segment’s operating income decreased 11% in the first quarter of 2020 compared to the first quarter of 2019, and operating income as a percentage of net sales decreased to 11% in 2020 from 12% in 2019.  This decrease was driven by the lower gross margin discussed above.  We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $11 million in the first quarter of 2020 as compared to the same period in 2019, as discussed below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.5 million in the first three months of 2020 and $.6 million in the same period of 2019, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

Currency Exchange Rates—– Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our Chemicals Segment’s sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time.  Our Chemicals Segment periodically uses currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serve in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our Chemicals Segment’s sales and operating income for the periods indicated.

Impact of changes in currency exchange rates Three months ended March 31, 2020 vs March 31, 2019

				Translation losses - impact of rate changes	Total currency impact 2020 vs 2019
	Transaction gains recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(7)	$(7)
Operating income	1	12	11	—	11

The $7 million decrease in our Chemicals Segment’s net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million increase in our Chemicals Segment’s operating income from net currency transaction gains was caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which cause increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations and in Norwegian krone denominated receivables and payables held by our non-U.S. operations.

Outlook—To-date, the COVID-19 pandemic, including the measures employed to mitigate its spread, has had limited impact on our Chemicals Segment’s operations and financial performance. Our manufacturing facilities have remained open, operating at near planned capacities, and the availability of raw materials has not been materially impacted. Our Chemicals Segment’s first quarter financial results, including sales and production volumes, have been within our expectations. At the end of the first quarter, our Chemicals Segment had over $341 million in cash and cash equivalents, and over $200 million available for borrowing under our existing revolving credit facilities.

Our Chemicals Segment’s products are vital to the production of numerous critically needed end-user products, and therefore our facilities have been designated as essential businesses in each of the regions in which we operate. Our manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19. Some of our manufacturing and distribution processes are labor-intensive, and we recognize the elevated health risk that COVID-19 represents for our employees, contractors and partners. We are using a variety of methods to protect the health and well-being of our workforce and our customers, including the implementation of social distancing, contact tracing, deep cleaning of facilities, work-from-home strategies and staggered shift deployment, among other health and safety protocols. To-date, we have had limited cases of COVID-19 among our workforce and all of our facilities have remained in operation.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have already resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions to gradually  permit the resumption of limited commercial activities  following various regional shutdowns are currently in progress, but it is believed that the success and timing of these actions will depend in part on deployment of effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis and effective treatments, before economic growth returns to pre-pandemic levels, particularly in service related sectors of the economy.  Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period. While we believe that demand for our Chemicals Segment’s products and the products of our customers will be negatively impacted in the coming months, many of our Chemicals Segment’s products are used by our customers in end-products that to date remain in demand across the world economy. The breadth and depth of the negative impact COVID-19 will have on our business remains unknown.

Given the impact of COVID-19 on the global economy, we expect our Chemicals Segment’s sales and earnings will be lower than originally planned for 2020. The extent of the impact will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted. If significant declines in global demand occur, we would expect a reduction in our Chemicals Segment’s sales volumes and potentially, average sales prices, which in turn would cause us to reduce our production volumes, resulting in an increase to our per unit costs of production. If this occurs, spending for raw materials and other production costs would be reduced, but not enough to offset the negative impacts of reduced sales. Depending on the length and severity of the impact of COVID-19 on the global economy, we may decide to curtail production or temporarily close manufacturing facilities, or we may be required to temporarily close certain facilities if outbreaks escalate in a particular region. We will continue to monitor current and anticipated near-term customer demand throughout the year and align our production and inventory levels accordingly.

Though it is not possible to predict the impact of the COVID-19 pandemic on future demand for our Chemicals Segment’s products or those of our customers, we believe that we have sufficient cash on-hand and available borrowing capacity under our revolving credit facilities to meet our obligations, and we are prepared to implement multiple cash-saving strategies if necessary, including reduction of inventories, delays in capital expenditures and other cost saving initiatives.

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

	Three months ended March 31,
	2019	2020	% Change
	(Dollars in millions)
Net sales:
Security products	$24.7	$25.5	3%
Marine components	6.5	6.8	6
Total net sales	31.2	32.3	4

Cost of sales	21.5	21.9	2
Gross margin	$9.7	$10.4	8

Operating income	$4.4	$5.0	14

Percent of net sales:
Cost of sales	69%	68%
Gross margin	31	32
Operating income	14	15

Net Sales — Our Component Products Segment’s net sales increased $1.1 million in the first quarter of 2020 compared to the same period in 2019 primarily due to higher sales of security products to existing government security customers and to a lesser extent higher sales of marine components to the towboat and center console boat markets. Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Sales and Gross Margin — As a percentage of net sales, our Component Products Segment’s cost of sales decreased 1% in the first quarter of 2020 compared to the same period in 2019 due to the favorable effects of customer and product mix, partially offset by increased medical costs for both security products and marine components.  As a result, gross margin as a percentage of sales increased over the same period. Gross margin dollars increased due to higher sales for both business segments.

Operating Income — Our Component Products Segment’s operating income as a percentage of net sales for the first quarter of 2020 increased compared to the same period of 2019 and was primarily impacted by the factors impacting cost of sales and gross margin discussed above.

Outlook— Our Component Products Segment experienced minimal disruptions to our supply chain or customer base from COVID-19 during the first quarter of 2020. First quarter sales reflect continued strong demand for our products, including high-security applications for our existing government customers as well as our marine products. We have been identified as an essential business in the states where we operate, and we are considered critical in supplying components to many essential and mandatory markets. Beginning in late March 2020, we began receiving requests from certain customers of both our security products and marine components reporting units to delay or postpone shipments, in some cases because our customers’ production facilities have temporarily closed. We operate three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility we increased sanitizing, mandated social distancing and implemented other health and safety protocols.  In late April 2020, we temporarily closed our facility that is located outside of Chicago, Illinois, which has been considered a COVID-19 “hotspot,” due to an increase of COVID-19 cases in the community. During the closure we completed a deep clean and sanitization within the facility, and we successfully reopened the plant and resumed production after a one week pause. We believe the temporary closure of our Illinois facility will have minimal negative impact on our ability to manufacture and ship during the second quarter, in part due to the anticipated decline in demand during the same period.

Based on current conditions, we expect to report reduced revenue and operating income during the second quarter of 2020 compared to the first quarter of 2020, but the severity of the decline will depend on customer demand for our products, including the timing and extent to which our customers restart their operations, on our customers’ perception as to when consumer demand for their products will return and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict. Our operations teams meet daily to ensure we are maintaining a safe working environment for all of our employees, minimizing operational disruptions and managing inventory levels. It is possible we may temporarily close one or more of our facilities again for the health and safety of our employees before the COVID-19 crisis is over.  CompX has significant cash balances of approximately $58.6 million at March 31, 2020, and believes it is well positioned to navigate the uncertainty ahead.

Real Estate Management and Development  –

	Three months ended
	March 31,
	2019	2020
	(In millions)
Net sales:
Land sales	$9.5	$3.6
Water delivery sales	1.9	1.9
Utility and other	.5	.5
Total net sales	11.9	6.0
Cost of sales	8.6	4.4
Gross margin	$3.3	$1.6

Operating income	$3.2	$19.2

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

Beginning in December 2013 and through the first quarter of 2020, LandWell has closed or entered into escrow on approximately 680 acres of the residential/planned community and approximately 68 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development Segment in the first quarter of 2019 and 2020 consisted of revenues from land sales. As noted above we recognize revenue in our residential/planned community over time using cost based input methods (previously known as percentage completion method) and substantially all of the revenue we recognized in 2019 and 2020 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 645 acres of the residential planned community and certain other acreage which closed in December 2013 and through the first quarter of 2020. Land sales revenues were lower in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to a decrease in the amount of acreage sold in 2020 compared to 2019 and due to higher infrastructure development spending in 2019. Cost of sales related to land sales revenues was $2.7 million in the first quarter of 2020 compared to $6.9 million in the first quarter of 2019. Operating income also includes $19.1 million in the first quarter of 2020 and $1.1 million in the first quarter of 2019 of income related to the recognition of tax increment reimbursement note receivables, as discussed in Note 11 to our Condensed Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts.

Outlook—Our Real Estate Management and Development Segment experienced minimal impact on operations and financial performance from COVID-19 during the first quarter of 2020.  BMI continues to provide utility and water delivery services to its customers without interruption and LandWell is continuing to actively develop and sell land it manages, primarily to residential builders, for the approximately 2,100 acres zoned for a residential/planned community in Henderson, Nevada. Our Real Estate Management and Development management team is focused on protecting the health and safety of our employees and contractors through implementation of social distancing and work-from-home strategies among other health and safety protocols.

In April 2020 LandWell began receiving requests from some residential builders to delay or cancel closing on certain parcels in escrow. Given the impact of COVID-19 on the overall economy, including the greater Las Vegas area, we expect the level of land sales to be negatively impacted in the near term.  The extent of the impact will depend on numerous factors, including customer demand and future developments, and therefore is uncertain and cannot be predicted. Given the current liquidity of our Real Estate

Management and Development Segment, including approximately $11.2 million of cash and cash equivalents at March 31, 2020, we believe we are well positioned to meet our obligations. Depending on the length and severity of the impact of COVID-19 on the economy and our operations, we may decide to delay or curtail infrastructure development activities in the near term where possible and implement other cash-saving initiatives. Because we recognize revenue over time using cost based inputs for most of our land sales, delays or curtailments in infrastructure development activities will lower the amount of revenue we would recognize on previously closed land sales.  As a result we expect land sales revenue to be lower in the second quarter of 2020 than the first quarter of 2020.  In addition delays or curtailments in infrastructure development activities will also delay our ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables and, as a result, we would not expect to recognize significant additional note receivables during 2020.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2020 Compared to 2019

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

Kronos recognized $1.5 million of insurance recoveries in the first quarter of 2020 related to a property damage claim.

Other Components of Net Periodic Pension Expense— We recognized other components of net periodic pension  expense of $4.7 million in the first quarter of 2020 compared to $4.1 million in the same period of 2019.  The expense increased in both periods primarily due to pension costs as a result of actuarial amortizations, discount rates and expected returns on plan assets.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries—Our subsidiaries, Kronos and NL, hold shares of our common stock.  As discussed in the 2019 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis.  The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value.  Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses.  Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  We recognized a loss of $2.4 million in the first quarter of 2020 compared to a gain of $1.1 million in the same period of 2019 in our Condensed Consolidated Statements of Income which represents the unrealized gain or loss in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL

Other General Corporate Items— Corporate expenses were 3% higher in the first quarter of 2020 compared to the first quarter of 2019 primarily due to higher environmental remediation and related costs.  Included in corporate expense are:

•	litigation and related costs at NL of $.6 million in the first quarter of 2020 compared to $.8 million in the first quarter of 2019; and
•	environmental remediation and related costs of $.1 million in the first quarter of 2020 compared to a benefit of $.7 million in the first quarter of 2019.

Overall, we currently expect that our net general corporate expenses in 2020 will be comparable to 2019.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 15 to our Condensed Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2020, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2020, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 15 to our Condensed Consolidated Financial Statements. .

Interest Expense—Interest expense decreased to $9.7 million in the first quarter of 2020 from $10.3 million in the first quarter of 2019 primarily due to lower average interest rates on variable-rate indebtedness in 2020.

We expect interest expense will continue to be lower in the remainder of 2020 as compared to 2019 due to lower average rates.

Provision for Income Taxes— We recognized income tax expense of $11.4 million in the first quarter of 2020 compared to  income tax expense of $14.2 million in the first quarter of 2019.  The decrease is primarily due to lower earnings at Kronos in 2020. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2019, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $37.8 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million.  During the first quarter of 2020, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $.2 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period.  We recognized a similar non-cash deferred income tax expense of $1.0 million in the first quarter of 2019.   A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 12 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest in operations of subsidiaries increased from 2019 to 2020 primarily due to increased earnings at BMI and LandWell. See Note 13 to our Condensed Consolidated Financial Statements.

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

Cash used for operating activities was $18.2 million in the first three months of 2020 compared to a use of cash of $2.2 million in the first three months of 2019. This $16.0 million increase in cash used was primarily due to the net effect of the following items:

•	consolidated operating income of $71.0 million in the first quarter of 2020, an increase of $10.6 million compared to operating income of $60.4 million in the first quarter of 2019;
•	lower net cash paid for income taxes in 2020 of $7.0 million; and
•	a $20.3 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first quarter of 2020.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2019 to March 31, 2020 primarily due to relative changes in the timing of collections.
•

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2019 to March 31, 2020 primarily due to lower inventory volumes attributable in part to sales volumes exceeding production volumes in the first quarter of 2020, which was not the case in the fourth quarter of 2019.

•	CompX’s average DSO at March 31, 2020 increased from December 31, 2019 primarily due to relative changes in the timing of collections.
•	CompX’s average DSI at March 31, 2020 is comparable to December 31, 2019.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2018	March 31, 2019	December 31, 2019	March 31, 2020
Kronos:
Days sales outstanding	76 days	70 days	71 days	69 days
Days sales in inventory	113 days	82 days	83 days	66 days
CompX:
Days sales outstanding	40 days	45 days	36 days	43 days
Days sales in inventory	80 days	78 days	81 days	79 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2019	2020
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$6.7	$10.0
Kronos	6.9	(9.8)
NL exclusive of its subsidiaries	4.3	5.4
CompX	(2.6)	(1.2)
BMI	8.3	5.6
LandWell	(3.3)	(.2)
Tremont exclusive of its subsidiaries	2.8	5.3
Eliminations and other	(25.3)	(33.3)
Total	$(2.2)	$(18.2)

Investing Activities—

We spent $16.0 million in capital expenditures during the first quarter of 2020 including:

•	$15.3 million in our Chemicals Segment;
•	$.4 million in our Component Products Segment; and
•	$.3 million in our Real Estate Management and Development Segment.

Financing Activities—

During the three months ended March 31, 2020, we:

•	repaid $1.5 million under Tremont’s promissory note payable and $1.6 million under LandWell’s note payable to the City of Henderson;
•	paid quarterly dividends to Valhi stockholders of $.02 per share ($6.8 million) and;
•	Kronos acquired shares of its common stock for an aggregate purchase of price of $1.0 million.

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the three months of 2020 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2020, our consolidated indebtedness was comprised of:

•	Valhi’s $313.0 million outstanding on its $360 million credit facility with Contran which is due no earlier than December 31, 2021;
•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($435.1 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
•	Tremont’s promissory note payable ($.5 million outstanding) due in December 2023 which was fully repaid in April 2020;
•	$17.9 million on BMI’s bank loan ($17.2 million carrying amount, net of unamortized debt issuance costs) due through September 2032;

•	$15.0 million on LandWell’s bank loan ($14.9 million carrying amount, net of unamortized debt issuance costs) due in April 2036; and
•	approximately $2.8 million of other indebtedness.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at March 31, 2020) are discussed in Note 9 to our 2019 Annual Report.  We are in compliance with all of our debt covenants at March 31, 2020.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2021) and long-term obligations (defined as the five-year period ending March 31, 2025). If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2020, we had credit available under existing facilities of $263.2 million, which was comprised of:

•	$99.0(1) million under Kronos’ European revolving credit facility;
•	$117.2 million under Kronos’ North American revolving credit facility; and
•	$47.0(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending March 31, 2020, the full €90.0 million amount is available for borrowing at such date.
(2)	Amounts available under this facility are at the sole discretion of Contran.

At March 31, 2020, we had an aggregate of $536.6 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $109.5 million held by our non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$343.0	$109.5
CompX	58.6	-
NL exclusive of its subsidiaries	98.4	-
Tremont exclusive of its subsidiaries	8.4	-
LandWell	10.6	-
BMI	16.9	-
Valhi exclusive of its subsidiaries	.7	-
Total restricted and unrestricted cash, cash equivalents and marketable securities	$536.6	$109.5

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2020 will be approximately $66 million as follows:

•	$60 million by our Chemicals Segment,
•	$4 million by our Component Products Segment; and
•	$2 million by our Real Estate Management and Development Segment.

Capital spending for 2020 is expected to be funded primarily through cash generated from operations and borrowing under existing credit facilities. Planned capital expenditures in 2020 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants. We may further reduce planned capital spending and land development activities if economic conditions warrant.

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

At March 31, 2020 Valhi had approximately 4.0 million shares of our common stock available to repurchase under the authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first three months of 2020,

Kronos acquired 122,489 shares of its common stock in open market purchases under such repurchase program for an aggregate purchase price of $1.0 million..  At March 31, 2020, approximately 1.6 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2020, approximately .7 million shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.18 per share in each quarter of 2019. If Kronos were to pay its $.18 per share in each quarter of 2020 based on the 58.0 million shares we held of Kronos common stock at March 31, 2020, we would receive aggregate annual regular dividends from Kronos of $41.8 million.  In February 2020 the NL board of directors approved a quarterly dividend of $.04 per share. If NL were to pay its $.04 per share dividend in each quarter of 2020 based on the 40.4 million shares we hold of NL common stock at March 31, 2020, we would receive aggregate annual dividends from NL of $6.5 million. BMI and LandWell do pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $29.1 million in 2019 and $5.9 million during the first three months of 2020.   We do not know if we will receive additional dividends from BMI and LandWell during 2020.  All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

Our subsidiaries have various credit agreements with unrelated third-party lenders which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

As disclosed in our proxy statement filed with the Securities and Exchange Commission on April 7, 2020, our stockholders will vote on a proposal to approve a reverse stock split of our common stock at a reverse stock split ratio of 1-for-8, 1-for-10 or 1-for-12, as determined by our board of directors following stockholder approval, at our annual meeting of stockholders scheduled to be held on May 28, 2020. Also as disclosed in our proxy statement, our controlling stockholder has indicated its intention to have its shares represented at the meeting and to vote its shares in favor of the reverse stock split proposal, in which case the proposal will be approved.  We expect to effect the reverse stock split promptly following the annual meeting, at the reverse stock split ratio selected by our board of directors immediately following the stockholders meeting.  Once the reverse stock split has been implemented, we will adjust all share and per-share disclosures for all periods presented in our consolidated financial statements to give effect to the split.

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

Prior to 2019, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.   The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. Prior to 2019 NL’s subsidiary borrowed $.5 million under this facility, no additional amounts have been borrowed since then, and $.5 million is outstanding under this facility at March 31, 2020. We eliminate any such intercompany borrowings in our Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $60 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2021.  We had no borrowings from Kronos under this facility during the first quarter of 2020, and there was no outstanding balance at March 31, 2020.  We could borrow $60.0 million under our current intercompany facility with Kronos at March 31, 2020.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2021.  We had gross borrowings of $14.9 million and gross repayments of $18.2 million during the first quarter of 2020, and $30.5 million was outstanding at March 31, 2020.  We could borrow $9.5 million under our current intercompany facility with CompX at March 31, 2020.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

Off-balance Sheet Financing

We do not have any off-balance sheet financing arrangements.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2019 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 1, 14 and 18 to our 2019 Annual Report, or in Notes 12 and 15 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 17 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first quarter of 2020 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2019 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2019 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2019 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and James W. Brown, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 15 to our Condensed Consolidated Financial Statements and our 2019 Annual Report for descriptions of certain legal proceedings.

Refined Metals Corporation v.  NL Industries, Inc.  In March 2020, Refined Metals’ state law claims were dismissed with prejudice and the court entered a final judgment in favor of NL.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report. There have been no material changes to such risk factors during the three months ending March 31, 2020.

Item 5. Other Information.

On April 24, 2020, we received notification from the New York Stock Exchange (“NYSE”) that we are no longer compliant with NYSE continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the NYSE that requires listed companies to maintain an average closing share price of at least $1.00 over a consecutive 30 trading-day period.  Pursuant to Section 802.01C, we have at least six months from receipt of the notice to regain compliance with the NYSE’s minimum share price requirement.  During this period our common stock will continue to be listed and trade on the NYSE, subject to our continued compliance with other NYSE listing requirements.  We have notified the NYSE of our intent to cure the deficiency. We intend to cure the share price non-compliance through the reverse stock split of our common stock, subject to stockholder approval and as determined by our board of directors, discussed in Note 14 to our Condensed Consolidated Financial Statements, and we expect to effect the reverse stock split even if we regain compliance by virtue of future share closing prices.

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

VALHI, INC.
(Registrant)

Date:	May 7, 2020	/s/ James W. Brown
James W. Brown (Senior Vice President and Chief Financial Officer)

Date:	May 7, 2020	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)