Form 10-Q
period 2020-06-30
VALHI INC /DE/
filed 2020-08-06
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on July 31, 2020: 28,273,093

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	June 30,
	2019	2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523.8	$491.2
Restricted cash equivalents	27.0	9.4
Marketable securities	2.1	1.8
Accounts and other receivables, net	329.2	337.6
Inventories, net	522.1	521.0
Other current assets	21.2	37.6
Total current assets	1,425.4	1,398.6

Other assets:
Investment in TiO2 manufacturing joint venture	90.2	96.5
Goodwill	379.7	379.7
Deferred income taxes	106.0	120.2
Other assets	230.1	219.6
Total other assets	806.0	816.0

Property and equipment:
Land	46.2	46.4
Buildings	248.0	244.2
Equipment	1,166.0	1,162.2
Mining properties	26.2	13.8
Construction in progress	62.7	63.5
	1,549.1	1,530.1
Less accumulated depreciation and amortization	986.1	993.6
Net property and equipment	563.0	536.5
Total assets	$2,794.4	$2,751.1

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	June 30,
	2019	2020
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$4.9	$3.1
Accounts payable and accrued liabilities	307.4	245.9
Income taxes	10.2	46.8
Total current liabilities	322.5	295.8
Noncurrent liabilities:
Long-term debt	789.4	783.3
Deferred income taxes	38.1	44.3
Payable to affiliate - income taxes	56.3	50.4
Accrued pension costs	315.6	315.2
Accrued environmental remediation and related costs	95.2	94.5
Other liabilities	197.2	192.1
Total noncurrent liabilities	1,491.8	1,479.8
Equity:
Valhi stockholders' equity:
Preferred stock	667.3	667.3
Common stock	.3	.3
Additional paid-in capital	3.3	1.5
Retained earnings	239.4	247.1
Accumulated other comprehensive loss	(220.7)	(232.0)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	640.0	634.6
Noncontrolling interest in subsidiaries	340.1	340.9
Total equity	980.1	975.5
Total liabilities and equity	$2,794.4	$2,751.1

Commitments and contingencies (Notes 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(unaudited)

Revenues and other income:
Net sales	$528.6	$415.0	$1,008.2	$874.3
Other, net	15.4	(3.6)	22.0	31.3
Total revenues and other income	544.0	411.4	1,030.2	905.6
Costs and expenses:
Cost of sales	405.4	311.0	763.2	670.6
Selling, general and administrative	73.6	69.6	145.0	140.5
Litigation settlement, net	19.6	-	19.6	-
Other components of net periodic pension expense	4.1	5.0	8.2	9.7
Interest	10.1	8.8	20.4	18.5
Total costs and expenses	512.8	394.4	956.4	839.3
Income before income taxes	31.2	17.0	73.8	66.3
Income tax expense	13.0	21.2	27.2	32.6
Net income (loss)	18.2	(4.2)	46.6	33.7
Noncontrolling interest in net income of subsidiaries	11.1	4.9	21.3	18.4
Net income (loss) attributable to Valhi stockholders	$7.1	$(9.1)	$25.3	$15.3

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$.25	$(.32)	$.89	$.54

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(unaudited)
Net income (loss)	$18.2	$(4.2)	$46.6	$33.7
Other comprehensive income (loss), net of tax:
Currency translation	6.6	16.3	6.3	(21.4)
Defined benefit pension plans	2.2	3.0	4.5	6.0
Other	(.2)	(.1)	(.4)	(.2)
Total other comprehensive income (loss), net	8.6	19.2	10.4	(15.6)
Comprehensive income	26.8	15.0	57.0	18.1
Comprehensive income attributable to noncontrolling interest	13.3	9.9	24.0	14.1
Comprehensive income attributable to Valhi stockholders	$13.5	$5.1	$33.0	$4.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2019 and 2020 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total

Balance at March 31, 2019	$667.3	$.3	$3.3	$231.7	$(204.9)	$(49.6)	$358.0	$1,006.1
Net income	-	-	-	7.1	-	-	11.1	18.2
Other comprehensive income, net	-	-	-	-	6.4	-	2.2	8.6
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(8.3)	(8.3)
Cash dividends - $.24 per share	-	-	(.3)	(6.5)	-	-	-	(6.8)
Equity transactions with noncontrolling interest, net and other	-	-	.3	(2.1)	-	-	1.0	(.8)

Balance at June 30, 2019	$667.3	$.3	$3.3	$230.2	$(198.5)	$(49.6)	$364.0	$1,017.0

Balance at March 31, 2020	$667.3	$.3	$3.3	$256.4	$(246.2)	$(49.6)	$335.4	$966.9
Net income (loss)	-	-	-	(9.1)	-	-	4.9	(4.2)
Other comprehensive income, net	-	-	-	-	14.2	-	5.0	19.2
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(4.6)	(4.6)
Cash dividends - $.08 per share	-	-	(2.2)	-	-	-	-	(2.2)
Equity transaction with noncontrolling interest, net and other	-	-	.4	(.2)	-	-	.2	.4

Balance at June 30, 2020	$667.3	$.3	$1.5	$247.1	$(232.0)	$(49.6)	$340.9	$975.5

	Six months ended June 30, 2019 and 2020 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total

Balance at December 31, 2018	$667.3	$.3	$3.3	$220.3	$(206.2)	$(49.6)	$353.6	$989.0
Net income	-	-	-	25.3	-	-	21.3	46.6
Other comprehensive income, net	-	-	-	-	7.7	-	2.7	10.4
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(14.7)	(14.7)
Cash dividends - $.48 per share	-	-	(.3)	(13.3)	-	-	-	(13.6)
Equity transaction with noncontrolling interest, net and other	-	-	.3	(2.1)	-	-	1.1	(.7)

Balance at June 30, 2019	$667.3	$.3	$3.3	$230.2	$(198.5)	$(49.6)	$364.0	$1,017.0

Balance at December 31, 2019	$667.3	$.3	$3.3	$239.4	$(220.7)	$(49.6)	$340.1	$980.1
Net income	-	-	-	15.3	-	-	18.4	33.7
Other comprehensive loss, net	-	-	-	-	(11.3)	-	(4.3)	(15.6)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(13.2)	(13.2)
Cash dividends - $.32 per share	-	-	(2.2)	(6.8)	-	-	-	(9.0)
Equity transaction with noncontrolling interest, net and other	-	-	.4	(.8)	-	-	(.1)	(.5)

Balance at June 30, 2020	$667.3	$.3	$1.5	$247.1	$(232.0)	$(49.6)	$340.9	$975.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$46.6	$33.7
Depreciation and amortization	26.8	34.3
Benefit plan expense greater than cash funding	3.9	7.7
Deferred income taxes	9.1	(9.0)
Contributions to TiO2 manufacturing joint venture, net	(4.4)	(6.3)
Other, net	1.9	6.4
Change in assets and liabilities:
Accounts and other receivables, net	(90.2)	(9.0)
Inventories, net	11.1	(7.4)
Land held for development, net	0.1	(5.0)
Accounts payable and accrued liabilities	12.1	(59.2)
Accounts with affiliates	(7.2)	(13.2)
Income taxes	(6.5)	41.1
Other, net	29.5	(8.1)
Net cash provided by operating activities	32.8	6.0
Cash flows from investing activities:
Capital expenditures	(28.3)	(26.7)
Purchases of marketable securities	(2.9)	(.9)
Proceeds from disposal of marketable securities	3.1	1.8
Other, net	0.1	2.7
Net cash used in investing activities	(28.0)	(23.1)
Cash flows from financing activities:
Principal payments on indebtedness	(4.6)	(9.0)
Valhi cash dividends paid	(13.6)	(9.0)
Distributions to noncontrolling interest in subsidiaries	(14.7)	(13.2)
Subsidiary treasury stock acquired	(1.4)	(1.0)
Net cash used in financing activities	(34.3)	(32.2)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(29.5)	(49.3)
Effect of exchange rates on cash	(.6)	(.4)
Balance at beginning of period	523.7	583.8
Balance at end of period	$493.6	$534.1
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$19.5	$16.8
Income taxes, net	28.5	1.1
Noncash investing activities:
Change in accruals for capital expenditures	1.7	1.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at June 30, 2020.  A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons.  Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2020, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on March 12, 2020 (the “2019 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2020 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Our results of operations for the second quarter of 2020 were significantly impacted by the COVID-19 pandemic due to government mandated closures and reduced demand for many of our segments’ products resulting from the rapid contraction of vast areas of the global economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy thereby reducing customer demand for certain of our segments’ products, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at June 30, 2020
Chemicals	Kronos	80%
Component products	CompX	86%
Real estate management and development	BMI and LandWell	63 - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 30% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI.  Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Net sales:
Chemicals	$484.5	$386.0	$921.0	$807.0
Component products	33.7	23.8	64.9	56.1
Real estate management and development	10.4	5.2	22.3	11.2
Total net sales	$528.6	$415.0	$1,008.2	$874.3
Cost of sales:
Chemicals	$375.4	$291.1	$703.1	$624.5
Component products	22.8	16.4	44.3	38.3
Real estate management and development	7.2	3.5	15.8	7.8
Total cost of sales	$405.4	$311.0	$763.2	$670.6
Gross margin:
Chemicals	$109.1	$94.9	$217.9	$182.5
Component products	10.9	7.4	20.6	17.8
Real estate management and development	3.2	1.7	6.5	3.4
Total gross margin	$123.2	$104.0	$245.0	$203.7
Operating income:
Chemicals	$50.5	$35.9	$103.3	$82.7
Component products	5.6	2.4	10.0	7.4
Real estate management and development	9.8	1.0	13.0	20.2
Total operating income	65.9	39.3	126.3	110.3
General corporate items:
Securities earnings	3.3	1.0	6.4	2.6
Insurance recoveries	4.7	-	5.0	1.6
Changes in market value of Valhi common stock held by subsidiaries	1.9	(.5)	3.0	(2.9)
Other components of net periodic pension expense	(4.1)	(5.0)	(8.2)	(9.7)
Litigation settlement expense, net	(19.6)	-	(19.6)	-
General expenses, net	(10.8)	(9.0)	(18.7)	(17.1)
Interest expense	(10.1)	(8.8)	(20.4)	(18.5)
Income before income taxes	$31.2	$17.0	$73.8	$66.3

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material. Infrastructure reimbursement income is included in the determination of Real Estate Management and Development operating income. See Note 11.

Note 3—Accounts and other receivables, net:

	December 31,	June 30,
	2019	2020
	(In millions)
Trade accounts receivable:
Kronos	$270.5	$287.3
CompX	11.9	11.4
BMI and LandWell	1.6	1.4
VAT and other receivables	31.2	21.1
Refundable income taxes	7.9	4.1
Receivable from affiliates:
Contran - trade items	.4	.3
Louisiana Pigment Company, L.P. ("LPC")	4.7	10.9
Other - trade items	2.2	2.5
Allowance for doubtful accounts	(1.2)	(1.4)
Total	$329.2	$337.6

Note 4—Inventories, net:

	December 31,	June 30,
	2019	2020
	(In millions)
Raw materials:
Chemicals	$124.4	$104.0
Component products	2.9	3.4
Total raw materials	127.3	107.4
Work in process:
Chemicals	39.0	49.8
Component products	11.8	13.6
Total in-process products	50.8	63.4
Finished products:
Chemicals	270.7	276.0
Component products	3.6	4.8
Total finished products	274.3	280.8
Supplies (chemicals)	69.7	69.4
Total	$522.1	$521.0

Note 5—Other assets:

	December 31,	June 30,
	2019	2020
	(In millions)
Other noncurrent assets:
Land held for development	$125.3	$102.9
Operating lease right-of-use assets	29.0	26.7
Restricted cash and cash equivalents	33.0	33.5
IBNR receivables	8.5	8.1
Marketable securities	6.2	5.4
Pension asset	7.4	8.0
Note receivables - OPA	8.8	27.6
Other	11.9	7.4
Total	$230.1	$219.6

Note 6—Long-term debt:

	December 31,	June 30,
	2019	2020
	(In millions)
Valhi:
Contran credit facility	$313.0	$309.2
Subsidiary debt:
Kronos:
Senior Notes	442.6	443.8
Tremont:
Promissory note payable	2.0	-
BMI:
Bank loan - Western Alliance Bank	17.2	16.2
LandWell:
Note payable to Western Alliance Business Trust	15.0	14.5
Note payable to the City of Henderson	1.6	-
Other	2.9	2.7
Total subsidiary debt	481.3	477.2
Total debt	794.3	786.4
Less current maturities	(4.9)	(3.1)
Total long-term debt	$789.4	$783.3

Valhi – Contran credit facility – During the first six months of 2020, we had no borrowings and repaid $3.8 million under this facility.  The average interest rate on the existing balance for the six months ended June 30, 2020 was 4.8%. At June 30, 2020, the interest rate was 4.25% and $50.8 million was available for borrowing under this facility.

Kronos – Senior Notes -  At June 30, 2020, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $4.8 million.

North American and European revolving credit facilities– During the first six months of 2020, Kronos had no borrowings or repayments under its North American revolving credit facility and its European revolving credit facility.  At June 30, 2020, approximately $125.0 million was available for borrowing under the North American revolving credit facility.  Kronos’ European revolving credit facility requires the maintenance of certain financial ratios and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  Based upon the borrowers’ last twelve months EBITDA as of June 30, 2020 and the net debt to EBITDA financial test, the full €90.0 million of the credit facility ($100.9 million) was available for borrowing at June 30, 2020.

Tremont – Promissory note payable – During the first six months of 2020, Tremont fully repaid (without penalty) the remaining principal balance of $2.0 million on the promissory note payable.

LandWell – In January 2020, LandWell fully repaid (without penalty) the remaining $1.6 million principal balance on its promissory note payable to the City of Henderson, Nevada.

Restrictions and other – Certain of the credit facilities with unrelated, third-party lenders described above require the respective borrowers to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at June 30, 2020.

Note 7—Accounts payable and accrued liabilities:

	December 31,	June 30,
	2019	2020
	(In millions)
Accounts payable:
Kronos	$137.2	$96.9
CompX	2.5	2.8
BMI and LandWell	3.7	4.5
NL	.9	.1
Other	.4	.4
Payable to affiliates:
Contran - income taxes	4.0	9.6
LPC	16.4	15.0
Accrued litigation settlement	11.8	11.9
Employee benefits	30.6	28.6
Operating lease liabilities	6.2	6.1
Accrued sales discounts and rebates	33.7	20.1
Deferred income	10.3	8.1
Environmental remediation and related costs	4.5	4.5
Interest	5.2	5.2
Other	40.0	32.1
Total	$307.4	$245.9

Note 8—Other noncurrent liabilities:

	December 31,	June 30,
	2019	2020
	(In millions)
Operating lease liabilities	$22.2	$20.1
Reserve for uncertain tax positions	13.6	12.2
Accrued litigation settlement	60.1	60.7
Deferred income	47.4	45.4
Other postretirement benefits	10.5	10.0
Employee benefits	6.0	5.8
Insurance claims and expenses	11.0	10.3
Deferred payment obligation	9.9	10.0
Accrued development costs	8.3	7.9
Other	8.2	9.7
Total	$197.2	$192.1

Note 9 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Net sales - point of origin:
United States	$289.3	$226.6	$534.6	$463.6
Germany	248.5	183.1	467.7	412.2
Canada	95.9	85.6	174.4	153.3
Belgium	77.7	50.9	147.4	117.0
Norway	47.7	62.6	99.2	116.9
Eliminations	(274.6)	(222.8)	(502.3)	(456.0)
Total	$484.5	$386.0	$921.0	$807.0

Net sales - point of destination:
Europe	$229.4	$169.8	$444.6	$384.3
North America	161.5	148.9	308.3	281.2
Other	93.6	67.3	168.1	141.5
Total	$484.5	$386.0	$921.0	$807.0

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Component Products:
Net sales:
Security products	$26.9	$18.6	$51.6	$44.0
Marine components	6.8	5.2	13.3	12.1
Total	$33.7	$23.8	$64.9	$56.1
Real Estate Management and Development:
Net sales:
Land sales	$8.4	$2.7	$17.9	$6.2
Water delivery	1.6	2.1	3.5	4.0
Utility and other	.4	.4	.9	1.0
Total	$10.4	$5.2	$22.3	$11.2

Note 10—Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Service cost	$2.8	$3.2	$5.6	$6.4
Interest cost	4.0	3.0	8.0	5.9
Expected return on plan assets	(3.5)	(2.8)	(7.2)	(5.5)
Amortization of prior service cost	-	.1	.1	.1
Recognized actuarial losses	3.7	4.7	7.5	9.4
Total	$7.0	$8.2	$14.0	$16.3

We expect to contribute the equivalent of approximately $19.0 million to all of our defined benefit pension plans during 2020.

Note 11—Other income, net:

	Six months ended
	June 30,
	2019	2020
	(In millions)
Securities earnings:
Dividends and interest	$6.1	$2.9
Securities transactions, net	.3	(.3)
Total	6.4	2.6
Currency transactions, net	(.2)	6.1
Insurance recoveries	5.0	1.6
Infrastructure reimbursement	9.1	19.1
Gain on land sales	.7	.5
Other, net	1.0	1.4
Total	$22.0	$31.3

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  See Note 15.  In the first quarter of 2020, Kronos recognized a $1.5 million gain related to an insurance settlement for a property damage claim.

Infrastructure reimbursement– As disclosed in Note 7 to our 2019 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment.  During the first six months of 2019, we received approval for additional tax increment reimbursement of $8.8 million (primarily in the second quarter) and during the first six months of 2020 we received $19.1 million (all in the first quarter), which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

Note 12—Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$6.6	$3.6	$15.5	$13.9
Incremental net tax benefit on earnings and losses of non-U.S., U.S. and non-tax group companies	-	(2.1)	(.2)	(3.9)
Non-U.S. tax rates	2.3	.1	4.6	1.0
Valuation allowance	2.8	7.2	3.8	7.0
Adjustment to the reserve for uncertain tax positions, net	.5	.6	1.0	1.2
Global intangible low-tax income, net	.4	11.9	1.1	13.1
Nondeductible expenses	.3	1.4	.6	1.8
U.S. state income taxes and other, net	.1	(1.5)	.8	(1.5)
Income tax expense	$13.0	$21.2	$27.2	$32.6
Comprehensive provision for income taxes allocable to:
Net income	$13.0	$21.2	$27.2	$32.6
Other comprehensive income (loss):
Currency translation	.8	2.0	.8	(2.7)
Pension plans	1.5	1.8	3.1	3.6
Other	(.1)	0.1	(.2)	(.1)
Total	$15.2	$25.1	$30.9	$33.4

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property.  The modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases our allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $1.0 million related to an adjustment to the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019.  We have determined other provisions of the CARES Act will not have a material impact on our provision for income taxes in 2020.

         Tax authorities may in the future propose tax deficiencies, including penalties and interest, related to examinations of our U.S. and non-U.S. income tax returns.  Because of the uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters, if any, will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $5.4 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 13—Noncontrolling interest in subsidiaries:

	December 31,	June 30,
	2019	2020
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$216.6	$213.5
NL Industries	65.8	65.6
CompX International	22.7	23.3
BMI	20.1	20.8
LandWell	14.9	17.7
Total	$340.1	$340.9

	Six months ended June 30,
	2019	2020
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$11.6	$8.7
NL Industries	3.6	1.1
CompX International	1.2	.9
BMI	2.0	3.0
LandWell	2.9	4.7
Total	$21.3	$18.4

Note 14—Stockholders’ equity:

Accumulated Other Comprehensive Income – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.7	$1.7	$1.7	$1.7
Other comprehensive loss - unrealized losses arising during the period	-	.1	-	.1
Balance at end of period	$1.7	$1.8	$1.7	$1.8
Currency translation adjustment:
Balance at beginning of period	$(75.8)	$(104.4)	$(75.6)	$(76.8)
Other comprehensive income (loss)	4.9	12.0	4.7	(15.6)
Balance at end of period	$(70.9)	$(92.4)	$(70.9)	$(92.4)
Defined benefit pension plans:
Balance at beginning of period	$(132.3)	$(144.3)	$(134.0)	$(146.6)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	1.7	2.2	3.4	4.5
Balance at end of period	$(130.6)	$(142.1)	$(130.6)	$(142.1)
OPEB plans:
Balance at beginning of period	$1.5	$.8	$1.7	$1.0
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.2)	(.1)	(.4)	(.3)
Balance at end of period	$1.3	$.7	$1.3	$.7
Total accumulated other comprehensive income (loss):
Balance at beginning of period	$(204.9)	$(246.2)	$(206.2)	$(220.7)
Other comprehensive income (loss)	6.4	14.2	7.7	(11.3)
Balance at end of period	$(198.5)	$(232.0)	$(198.5)	$(232.0)

Reverse stock split – On May 28, 2020 following stockholder approval at our annual meeting, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-12, which was effective on June 1, 2020. All share and per-share disclosures for all periods presented in our consolidated financial statements have been adjusted to give effect to the reverse stock split and we have adjusted our stockholders’ equity at December 31, 2018, March 31, 2019, December 31, 2019 and March 31, 2020 to reflect the split by reclassifying $3.3 million from common stock to additional paid-in capital representing $.01 per share par value of each share of common stock eliminated as a result of the reverse stock split.

Other – During the first six months of 2019 and 2020, Kronos acquired 110,303 and 122,489 shares, respectively, of its common stock in market transactions for an aggregate purchase price of $1.4 million and $1.0 million, respectively, and subsequently cancelled all such shares.  At June 30, 2020, 1.6 million shares are available for repurchase under Kronos’ previously authorized stock repurchase program.

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

The table below presents a summary of the activity in our accrued environmental costs during the first six months of 2020.

Amount
(In millions)

Balance at the beginning of the year	$99.7
Additions charged to expense	.4
Payments, net	(1.0)
Other, net	(.1)
Balance at the end of the period	$99.0
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$4.5
Noncurrent liabilities	94.5
Total	$99.0

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2020, NL had accrued approximately $94 million related to approximately 32 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which we believe it is possible to estimate costs is approximately $115 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2020, there were approximately five sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our financial position, results of operations and liquidity.

Other – We have also accrued approximately $5 million at June 30, 2020 for other environmental cleanup matters.

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

NL has agreements with certain of its former insurance carriers pursuant to which the carriers reimburse it for a portion of its future lead pigment litigation defense costs, and one such carrier reimburses NL for a portion of its future asbestos litigation defense costs. We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement. While NL continues to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.  In this regard, NL recognized $4.7 million in insurance recoveries in the second quarter of 2019 which represented recovery of past and future litigation defense costs related to a single insurance recovery settlement.

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

Note 16—Fair value measurements and financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		June 30, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$583.8	$583.8	$534.1	$534.1
Deferred payment obligation	9.9	9.9	10.0	10.0
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	442.6	457.0	443.8	441.6
Valhi credit facility with Contran	313.0	313.0	309.2	309.2
Tremont promissory note payable	2.0	2.0	-	-
BMI bank note payable	17.2	17.9	16.2	16.9
LandWell note payable to the City of Henderson	1.6	1.6	-	-
LandWell bank note payable	15.0	15.0	14.5	14.5

At June 30, 2020, the estimated market price of Kronos’ Senior Notes was €984 per €1,000 principal amount.  The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values.  See Note 6.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

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

Operations Overview

Quarter Ended June 30, 2020 Compared to the Quarter Ended June 30, 2019 —

We reported a net loss attributable to Valhi stockholders of $9.1 million or $.32 per diluted share in the second quarter of 2020 compared to net income of $7.1 million or $.25 per diluted share in the second quarter of 2019.  As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2019 to 2020 primarily due to the net effects of:

•	lower operating income from all of our segments in 2020 compared to 2019;
•	a pre-tax litigation settlement expense of $19.6 million recognized in the second quarter of 2019;
•	insurance recoveries related to a single insurance recovery settlement of $4.7 million in the second quarter of 2019; and
•	income from tax increment infrastructure reimbursement of $7.7 million in the second quarter of 2019.

Our diluted net income per share in the second quarter of 2019 includes:

•	a charge of $.45 per share related to a litigation settlement expense recognized;
•	income of $.14 per share related to the infrastructure reimbursement recognized; and
•	a gain of $.10 per share related to the insurance recoveries recognized.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 —

We reported net income attributable to Valhi stockholders of $ 15.3 million or $.54 per diluted share in the first six months of 2020 compared to $25.3 million or $.89 per diluted share in the first six months of 2019.   As discussed more fully below, our net income  attributable to Valhi stockholders decreased from 2019 to 2020 primarily due to the net effects of:

•	lower operating income from our Chemicals and Component Products segments in 2020 compared to 2019;
•	a pre-tax litigation settlement expense of $19.6 million recognized in the second quarter of 2019;
•	income from infrastructure reimbursement of $19.1 million in 2020 compared to $8.8 million in 2019; and
•	insurance recoveries related to a single insurance recovery settlement of $4.7 million in the second quarter of 2019.

Our diluted net income per share in the first six months of 2020 includes:

•	income of $.35 per share related to the tax increment infrastructure reimbursement; and
•	a gain of $.03 per share related to an insurance recovery for a property damage claim at our Chemicals Segment.

Our diluted net income per share in the first six months of 2019 includes:

•	a charge of $.45 per share related to the litigation settlement expense recognized in the second quarter;
•	income of $.16 per share related to the infrastructure reimbursement primarily recognized in the second quarter; and
•	a gain of $.10 per share related to the insurance recovery recognized in the second quarter.

Current Forecast for 2020—

We currently expect to report lower consolidated operating income for 2020 as compared to 2019 primarily due to the net effects of:

•

lower operating income from our Chemicals Segment and our Component Products Segment in 2020 due to the unfavorable impact of the COVID -19 pandemic on sales and earnings as further discussed below; and

•

higher operating income from our Real Estate Management and Development Segment in 2020 as the recognition of tax increment infrastructure reimbursement will more than offset lower anticipated land sales due to the impact of the COVID-19 pandemic.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the resumption of commercial activities following various regional shutdowns, but it is believed that the success and timing of these actions will depend in part on deployment of effective tools to fight COVID-19 before economic growth is likely to return to pre-pandemic levels. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period which in turn would impact demand for our products and those of our customers.  Consequently, we expect to report lower sales and earnings than would otherwise have been expected for the remainder of 2020. See additional discussion on the impact of the COVID-19 pandemic on each of our operating segments below.

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

	Three months ended June 30,			Six months ended June 30,
	2019	2020	% Change	2019	2020	% Change
	(Dollars in millions)			(Dollars in millions)
Net sales	$484.5	$386.0	(20)%	$921.0	$807.0	(12)%
Cost of sales	375.4	291.1	(22)	703.1	624.5	(11)
Gross margin	$109.1	$94.9	(13)	$217.9	$182.5	(16)
Operating income	$50.5	$35.9	(29)	$103.3	$82.7	(20)
Percent of net sales:
Cost of sales	77%	75%		76%	77%
Gross margin	23	25		24	23
Operating income	10	9		11	10
Ti02 operating statistics:
Sales volumes*	158	124	(22)%	301	260	(14)%
Production volumes*	136	133	(2)%	270	265	(2)%
Percent change in net sales:
Ti02 sales volumes			(22)%			(14)%
Ti02 product pricing			(1)			(1)
Ti02 product mix/other			4			4
Changes in currency exchange rates			(1)			(1)
Total			(20)%			(12)%

*	Thousands of metric tons

Current Industry Conditions— Our Chemicals Segment started 2020 with average TiO2 selling prices 1% lower than at the beginning of 2019 and 3% higher than at the end of the second quarter of 2020. Average TiO2 selling prices at the end of the second quarter of 2020 were comparable to average TiO2 selling prices at the end of the first quarter of 2020.  Our Chemicals Segment experienced lower sales volumes in all major markets in the first six months of 2020 as compared to the same period of 2019.

Our Chemicals Segment operated its production facilities at overall average capacity utilization rates of 95% for the year-to-date period ended June 30, 2020 compared to 97% for the comparable period of 2019.  Our Chemicals Segment has adjusted planned production levels as a result of softening demand and market expectations for the near term as a result of the COVID-19 pandemic.

	Production Capacity Utilization Rates
	2019	2020
First quarter	97%	95%
Second quarter	97%	96%

Primarily due to a moderate rise in the cost of third-party feedstock procured in 2019 and the first half of 2020, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first six months of 2020 was higher as compared to the first six months of 2019 (excluding the effect of changes in currency exchange rates).

Net Sales— Our Chemicals Segment’s net sales in the second quarter of 2020 decreased 20%, or $98.5 million, compared to the second quarter of 2019 primarily due to a 22% decrease in sales volumes (which decreased net sales by approximately $107 million) and a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $5 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 22% in the second quarter of 2020 as compared to the second quarter of 2019 primarily due to lower demand resulting from the COVID-19 pandemic which impacted all major markets, particularly its European and export markets.  In addition to the impact of lower sales volumes and lower average selling prices, we estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $4 million in the second quarter of 2020 as compared to the second quarter of 2019.

Our Chemicals Segment’s net sales in the first six months of 2020 decreased 12%, or $114.0 million, compared to the first six months of 2019 primarily due to a 14% decrease in sales volumes (which decreased net sales by approximately $129 million) and a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $9 million).

Our Chemicals Segment’s sales volumes decreased 14% in the first six months of 2020 as compared to the first six months of 2019 primarily due to lower sales volumes (primarily in the second quarter) in all major markets, with a significant portion of the decrease occurring in the second quarter as discussed above.    In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $11 million as compared to the first six months of 2019.

Cost of Sales and Gross Margin— Our Chemicals Segment’s cost of sales decreased 22% in the second quarter of 2020 compared to the second quarter of 2019 due to the net effect of a 22% decrease in sales volumes and higher raw materials and other production costs of approximately $6 million (including higher cost for third-party feedstock and other raw materials).  Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 75% in the second quarter of 2020 compared to 77% in the same period of 2019 as favorable product mix and improved sales and production volumes from our Chemicals Segment’s ilmenite mine operations offset the effects of lower average TiO2 selling prices and higher raw materials and other production costs.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 25% in the second quarter of 2020 compared to 23% in the second quarter of 2019.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to the net effects of improved product mix and ilmenite mine operations offset by lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs.

Our Chemicals Segment’s cost of sales decreased 11% in the first six months of 2020 compared to the same period in 2019 due to the net effect of a 14% decrease in sales volumes, higher raw materials and other production costs of approximately $29 million (including higher cost for third-party feedstock and other raw materials) and currency fluctuations (primarily the euro).  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 77% in the first six months of 2020 compared to 76% in the same period of 2019 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 23% in the first six months of 2020 compared to 24% in the first six months of 2019.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to the net effect of lower average selling prices, lower sales volumes and higher raw materials and other production costs.

Operating Income— Our Chemicals Segment’s operating income decreased 29% in the second quarter of 2020 compared to the second quarter of 2019, and operating income as a percentage of net sales decreased to 9% in 2020 from 10% in 2019.  The decrease was driven by higher selling, general and administrative expenses relative to net sales partially offset by the higher gross margin discussed above.  We estimate that changes in currency exchange rates had a nominal effect on income from operations in the second quarter of 2020 as compared to the same period in 2019, as discussed in the Effects of Currency Exchange Rates section below.

Our Chemicals Segment’s operating income decreased 20% in the first six months of 2020 compared to the first six months of 2019, and operating income as a percentage of net sales decreased to 10% in 2020 from 11% in 2019.  The decrease was driven by the lower gross margin discussed above. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $11 million in the first six months of 2020 as compared to the same period in 2019.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.5 million in the first six months of 2020 and $1.1 million in the same period of 2019, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates Three months ended June 30, 2020 vs June 30, 2019

				Translation gains (losses) - impact of rate changes	Total currency impact 2020 vs 2019
	Transaction losses recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(4)	$(4)
Operating income	(1)	(6)	(5)	5	—

The $4 million decrease in our Chemicals Segment’s net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The currency effect on our Chemicals Segment’s operating income was comprised of the following:

•

The $5 million decrease in operating income from net currency transaction losses was caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on our Chemicals Segment’s operating income in 2020 as compared to 2019.

Impact of changes in currency exchange rates Six months ended June 30, 2020 vs June 30 2019

				Translation gains (losses) - impact of rate changes	Total currency impact 2020 vs 2019
	Transaction gains recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(11)	$(11)
Operating income	—	6	6	5	11

The $11 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our Chemicals Segment’s euro-denominated sales were translated into less U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million increase in our Chemicals Segment’s operating income was comprised of the following:

•

Approximately $6 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and
•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on our Chemicals Segment’s operating income in 2020 as compared to 2019, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2020 as compared to 2019.

Outlook—The COVID-19 pandemic, including the measures employed to mitigate its spread, has primarily impacted our Chemicals Segment’s operations through reduced demand for its products, resulting in lower sales and earnings than otherwise would have been expected, particularly during the second quarter of 2020.  Our Chemicals Segment’s manufacturing facilities have operated at near planned production rates throughout the pandemic and the availability of raw materials has not been adversely impacted.

Our Chemicals Segment’s manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19 and are in varying stages of outbreak and recovery. Our Chemicals Segment continues to employ a variety of methods to protect the health and well-being of its workforce and its customers, including the implementation of contact tracing, deep cleaning and disinfecting of facilities, work-from-home strategies and staggered shift deployment, among other health and safety protocols.  To-date, our Chemicals Segment has had limited cases of COVID-19 among its workforce and all of its facilities have remained open and operational.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 in certain regions. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period of time. While many of our Chemicals Segment’s products are used by its customers in end-products that thus far have remained in demand across the world economy, we believe overall demand for our Chemicals Segment’s products and its customers’ products will continue to be negatively impacted by reduced economic activity.

Given the impact of COVID-19 on the global economy, we expect our Chemicals Segment’s sales volumes and resulting earnings for the remainder of 2020 will continue to be lower than prior periods. To-date our Chemicals Segment has made modest adjustments to its production levels in response to near-term market expectations, but the full extent of the COVID-19 impact on its operations will depend on numerous factors, including customer demand for its products, any future disruption in its operations or its suppliers’ operations and the timing and effectiveness of measures deployed to fight COVID-19, all of which are uncertain and cannot be predicted. Our Chemicals Segment will continue to monitor current and anticipated near-term customer demand throughout the year and align its production and inventory levels accordingly.

Though it is not possible to predict the impact of the COVID-19 pandemic on future demand for our Chemicals Segment’s products or those of its customers, we believe that our Chemicals Segment has sufficient liquidity (including cash on-hand of approximately $341 million and borrowing capacity under its revolving credit facilities of approximately $226 million at June 30, 2020) available to meet its obligations, and our Chemicals Segment is prepared to implement multiple cash-saving strategies as necessary, including reduction of inventories, delays in certain capital expenditures and other cost saving initiatives.

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

Our Component Products Segment experienced normal sales volumes and operations during the first quarter of 2020.  Beginning in late March 2020 as a result of the COVID-19 pandemic, our Component Products Segment began receiving requests from certain customers of both its security products and marine components reporting units to postpone shipments, in some cases because customers’ production facilities were temporarily closed. Our Component Products Segment operates three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility our Component Products Segment enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols. In late April, our Component Products Segment closed its Chicago area location for one week due to COVID-19 activity in the area. The temporary closure of the Illinois facility had a minimal negative impact on its ability to manufacture and ship during the second quarter due to the decline in demand during the same period.

	Three months ended June 30,			Six months ended June 30,
	2019	2020	% Change	2019	2020	% Change
	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$26.9	$18.6	(31)%	$51.6	$44.0	(15)%
Marine components	6.8	5.2	(23)	13.3	12.1	(9)
Total net sales	33.7	23.8	(29)	64.9	56.1	(14)

Cost of sales	22.8	16.4	(28)	44.3	38.3	(14)
Gross margin	$10.9	$7.4	(32)	$20.6	$17.8	(13)

Operating income	$5.6	$2.4	(57)	$10.0	$7.4	(26)

Percent of net sales:
Cost of sales	68%	69%		68%	68%
Gross margin	32	31		32	32
Operating income	17	10		15	13

Net Sales — Our Component Products Segment’s net sales decreased $9.9 million and $8.8 million in the second quarter and for the first six months of 2020, respectively, compared to the same periods in 2019. The significant decrease in sales is due to lower sales volumes for both security products and marine components in the second quarter of 2020 as many of our Component Products Segment’s customers were temporarily closed or reduced production during the quarter due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Sales and Gross Margin — As a percentage of net sales, our Component Products Segment’s cost of sales for the second quarter of 2020 was 1% higher than the same period in 2019. As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in both security products and marine components gross margin percentage for the second quarter due to less favorable customer and product mix for security products and reduced overhead coverage from lower production and sales volumes for both security products and marine components. Cost of sales and gross margin as a percentage of sales for the first six months of 2020 is comparable to the same period in 2019.

Operating Income — Our Component Products Segment’s operating income as a percentage of net sales for the second quarter and first six months of 2020 decreased compared to the same periods of 2019 and was primarily impacted by the factors impacting cost of sales and gross margin discussed above.

Outlook— In the second quarter of 2020, the COVID-19 pandemic created multiple challenges, both in our Component Products Segment’s reporting units and from the reduced demand for its products. Both global and domestic supply chains remain intact and our Component Products Segment has experienced minimal supply chain disruptions. Our Component Products Segment’s management continues to work closely with all of its customers and monitor their progress as they continue to adjust their operations. While some of our Component Products Segment’s customers expect to recover quickly, others expect to take longer, including transportation, office furniture and cabinetry manufacturers.

Considerable effort continues at all of our Component Products Segment’s locations to manage current COVID-19 conditions including enhanced health and safety protocols and additional cleaning and disinfecting efforts. After the temporary closure in late April 2020 at its manufacturing facility outside of Chicago, Illinois, our Component Products Segment has been able to operate the facility at normal operating rates. Throughout the course of the COVID-19 pandemic, our Component Products Segment management has focused its efforts on maintaining efficient operations, while closely managing its expenses and capital projects.  In this regard they are constantly evaluating staffing levels and have recently reduced production staffing levels to adjust to anticipated levels of demand for the second half of 2020.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the gradual resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 cases in certain regions. The success and timing of these mitigating actions will depend in part on deployment of effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis, effective treatments and a safe vaccine, before economic growth is likely to return to pre-pandemic levels. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period.

Based on current conditions, we expect our Component Products Segment to report reduced revenue and operating income in 2020 compared to 2019. We believe the second quarter of 2020 will be the period most impacted by COVID-19 but the severity of the impact on the remainder of the year will depend on customer demand for our Component Products Segment’s products, including the timing and extent to which its customers operations continue to be impacted, on its customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in its operations or its suppliers’ operations, all of which are difficult to predict. Our Component Products Segment’s operations team meets daily to ensure it is taking appropriate actions to maintain a safe working environment for all of its employees, minimize operational disruptions and manage inventory levels. Our Component Products Segment  increased inventory of both security products and marine components during the second quarter of 2020 to keep its workforce productive by focusing on high-demand products and components.  We expect inventory balances will decline over the remainder of the year as our Component Products Segment aligns its production to current demand levels.  It is possible our Component Products Segment may temporarily close one or more of its facilities again for the health and safety of its employees before the COVID-19 crisis is over. Our Component Products Segment has significant cash balances of approximately $62.5 million at June 30, 2020, and we believe it is well positioned to navigate the uncertainty ahead.

Real Estate Management and Development  –

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Net sales:
Land sales	$8.4	$2.7	$17.9	$6.2
Water delivery sales	1.6	2.1	3.5	4.0
Utility and other	.4	.4	.9	1.0
Total net sales	10.4	5.2	22.3	11.2
Cost of sales	7.2	3.5	15.8	7.8
Gross margin	$3.2	$1.7	$6.5	$3.4

Operating income	$9.8	$1.0	$13.0	$20.2

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

Beginning in December 2013 and through the first quarter of 2020, LandWell has closed or entered into escrow on approximately 930 acres of the residential/planned community and approximately 70 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or in escrow, in most instances buyers can cancel the escrow agreement with no financial penalties until shortly before the closing date. Land sales may be completed but we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect the development work to continue for 10 to 15 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development Segment in the first six months of 2019 and 2020 consisted of revenues from land sales. As noted above we recognize revenue in our residential/planned community over time using cost based input methods (previously known as percentage completion method) and substantially all of the revenue we recognized in 2019 and 2020 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 645 acres of the residential planned community and certain other acreage which closed in December 2013 and through the second quarter of 2020. Land sales revenues were lower in the  second quarter and first six months of 2020 as compared to the same periods in 2019 primarily due to a decrease in the amount of acreage sold in 2020 compared to 2019 and due to higher infrastructure development spending in 2019. Cost of sales related to land sales revenues was $4.0 million in the six months of 2020 compared to $12.5 million in the first six months of 2019. Operating income also includes $19.1 million in the first six months of 2020 (all in the first quarter) and $8.8 million in the first six months of 2019 (primarily in the second quarter) of income related to the recognition of tax increment reimbursement note receivables, as discussed in Note 11 to our Condensed Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts.

Outlook—Our Real Estate Management and Development Segment experienced minimal impact on operations and financial performance from COVID-19 during the first quarter of 2020.  In April 2020, LandWell began receiving requests from some residential builders to delay or cancel closing on certain parcels in escrow and, as a result, LandWell began delaying or curtailing infrastructure development activities where possible to align with current land sales levels and residential builder output.  BMI continues to provide utility and water delivery services to its customers without interruption. Our Real Estate Management and Development management team is focused on protecting the health and safety of our employees and contractors through implementation of social distancing and work-from-home strategies among other health and safety protocols.

As noted above, land held in escrow can generally be cancelled by builders without financial penalty until shortly before scheduled closing. In addition, several COVID-19 mitigation procedures put into effect by the City of Henderson and utility providers are, in some cases, adding significant time to the typical permitting and mapping process required to be completed before the necessary approvals can be obtained to close a land sale. Given these factors and the impact of COVID-19 on the overall economy, including the greater Las Vegas area, we expect the level of land sales to be negatively impacted in the near term although the extent and timing of the impact will depend on numerous factors, including customer demand, and therefore is uncertain and cannot be predicted. LandWell is continuing to actively develop and market land it manages, primarily to residential builders, for the residential/planned community in Henderson and given the current liquidity of our Real Estate Management and Development Segment, including approximately $14.1 million of cash and cash equivalents at June 30, 2020, we believe it is well positioned to meet its obligations and navigate the uncertainties ahead. Depending on the length and severity of the impact of COVID-19 on the economy and its operations, LandWell may decide to further delay or curtail infrastructure development activities in the near term where possible and implement other cash-saving initiatives. Because we recognize revenue over time using cost based inputs for most of LandWell’s land sales, delays or curtailments in infrastructure development activities will lower the amount of revenue we would recognize on previously closed land sales.  In addition, delays or curtailments in infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables and, as a result, we would not expect LandWell to recognize significant additional note receivables during 2020.

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

Litigation Settlement Expense – We recognized a pre-tax $19.6 million litigation settlement expense in the second quarter of 2019 related to NL’s lead pigment litigation in California. See Note 15 to our Condensed Consolidated Financial Statements.

Other Components of Net Periodic Pension Expense – We recognized other components of net periodic pension and OPEB expense of $5.0 million and $9.7 million in the second quarter and first six months of 2020 compared to $4.1 million and $8.2 million in the same periods of 2019. The expense increased in both periods primarily due to pension costs as a result of actuarial amortizations, discount rates and expected returns on plan assets.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries—Our subsidiaries, Kronos and NL, hold shares of our common stock.  As discussed in the 2019 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis.  The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value.  Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses.  Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  We recognized a loss of $.5 million in the second quarter of 2020 compared to a gain of $1.9 million in the same period of 2019 and a loss of $2.9 million in the first six months of 2020 compared to a gain of $3.0 million in the same period of 2019 in our Condensed Consolidated Statements of Income which represents the unrealized gain or loss in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Other General Corporate Items— Corporate expenses were 17% lower in the second quarter and 9% lower in the first six months of 2020 compared to the same periods of 2019 primarily due to lower litigation and related costs.  Included in corporate expense are:

•

litigation and related costs at NL of $.5 million in the second quarter of 2020 compared to $1.0 million in the second quarter of 2019 and $1.1 million in the first six months of 2020 compared to $1.9 million in the first six months of 2019; and

•

environmental remediation and related costs of nil in each of the second quarter of 2020 and 2019 and nil in the first six months of 2020 compared to a benefit of $.7 million in the first six months of 2019.

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

Interest Expense—Interest expense decreased to $8.8 million in the second quarter of 2020 from $10.1 million in the second quarter of 2019 and decreased to $18.5 million in the first six months of 2020 from $20.4 million in the first six months of 2019 primarily due to lower average interest rates and lower average balances on variable-rate indebtedness in 2020.

We expect interest expense will continue to be lower in the remainder of 2020 as compared to 2019 due to lower average rates.

Provision for Income Taxes— We recognized income tax expense of $21.2 million in the second quarter of 2020 compared to income tax expense of $13.0 million in the second quarter of 2019 and $32.6 million in the first six months of 2020 compared to $27.2 million in the first six months of 2019.  The increase is primarily due to higher amounts recognized for global intangible low-tax income (GILTI) in 2020 due to limitations on related deductions and tax credits and an increase in the valuation allowance for the nondeductible amount of business interest expense carryforward not expected to be fully utilized under the more-likely-than-not recognition criteria.  For interim financial reporting purposes, we apply an estimated annual effective tax rate in determining our provision for income taxes and the effects of GILTI and the increase to the valuation allowance relative to our decreased earnings significantly impacted our 2020 estimated annual effective tax rate. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2019, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $37.8 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million.  During the first six months of 2020, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $4.4 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period.  We recognized a similar non-cash deferred income tax expense of $3.0 million in the first six months of 2019.   A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 12 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest in operations of subsidiaries decreased from 2019 to 2020 primarily due to decreased earnings at Kronos and CompX. See Note 13 to our Condensed Consolidated Financial Statements.

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

Cash flow from operating activities was $6.0 million in the first six months of 2020 compared to $32.8 million in the first six months of 2019. This $26.8 million decrease in cash provided was primarily due to the net effect of the following items:

•	consolidated operating income of $110.3 million in the first six months of 2020, a decrease of $16.0 million compared to operating income of $126.3 million in the first six months of 2019;
•

lower net cash paid for income taxes in 2020 of $27.4 million due to decreased earnings in 2020 and the timing of tax payments (to provide COVID-19 related tax relief, the U.S. Internal Revenue Service extended the payment deadline for most U.S. federal taxes typically due in the first half of the year until July 15, 2020); and

•	a $30.2 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first six months of 2020.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•	Kronos’ average days sales outstanding (“DSO”) at June 30, 2020 is comparable to December 31, 2019.
•	Kronos’ average days sales in inventory (“DSI”) at June 30, 2020 is comparable to December 31, 2019.
•	CompX’s average DSO at June 30, 2020 increased from December 31, 2019 primarily due to relative changes in the timing of collections.
•

CompX’s average DSI at June 30, 2020 increased as compared to December 31, 2019 as a result of an intentional inventory build during the second quarter of 2020 to keep trained and tenured employees productive.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2018	June 30, 2019	December 31, 2019	June 30, 2020
Kronos:
Days sales outstanding	76 days	72 days	71 days	71 days
Days sales in inventory	113 days	62 days	83 days	85 days
CompX:
Days sales outstanding	40 days	40 days	36 days	43 days
Days sales in inventory	80 days	71 days	81 days	121 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Six months ended June 30,
	2019	2020
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$13.7	$16.6
Kronos	25.9	18.1
NL exclusive of its subsidiaries	14.2	8.9
CompX	5.4	4.4
BMI	12.5	7.2
LandWell	10.9	(.9)
Tremont exclusive of its subsidiaries	9.1	4.6
Eliminations and other	(58.9)	(52.9)
Total	$32.8	$6.0

Investing Activities—

We spent $26.7 million in capital expenditures during the first six months of 2020 including:

•	$25.4 million in our Chemicals Segment;
•	$.9 million in our Component Products Segment; and
•	$.4 million in our Real Estate Management and Development Segment.

Financing Activities—

During the six months ended June 30, 2020, we:

•

repaid $3.8 million under the Contran credit facility, repaid $2.0 million under Tremont’s promissory note payable, repaid $1.0 million under BMI’s bank loan and repaid $1.6 million under LandWell’s note payable to the City of Henderson;

•	paid aggregate quarterly dividends to Valhi stockholders of $.32 per share ($9.0 million) and;
•	Kronos acquired shares of its common stock for an aggregate purchase price of $1.0 million.

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first six months of 2020 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At June 30, 2020, our consolidated indebtedness was comprised of:

•	Valhi’s $309.2 million outstanding on its $360 million credit facility with Contran which is due no earlier than December 31, 2021;
•	€400 million aggregate outstanding on our KII 3.75% Senior Secured Notes ($443.8 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
•	$16.9 million on BMI’s bank loan ($16.2 million carrying amount, net of unamortized debt issuance costs) due through September 2032;
•	$14.5 million on LandWell’s bank loan due in April 2036; and

•	approximately $2.7 million of other indebtedness.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at June 30, 2020) are discussed in Note 9 to our 2019 Annual Report.  We are in compliance with all of our debt covenants at June 30, 2020.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending June 30, 2021) and long-term obligations (defined as the five-year period ending June 30, 2025). If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2020, we had credit available under existing facilities of $276.7 million, which was comprised of:

•	$100.9(1) million under Kronos’ European revolving credit facility;
•	$125.0 million under Kronos’ North American revolving credit facility; and
•	$50.8(2) million under Valhi’s Contran credit facility.
(1)	Based on Kronos’ EBITDA over the last twelve months ending June 30, 2020, the full €90.0 million amount is available for borrowing at such date.
(2)	Amounts available under this facility are at the sole discretion of Contran.

At June 30, 2020, we had an aggregate of $541.3 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $159.7 million held by our non-U.S. subsidiaries. Following implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.  A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$343.4	$159.7
CompX	62.5	-
NL exclusive of its subsidiaries	100.0	-
Tremont exclusive of its subsidiaries	8.5	-
LandWell	9.5	-
BMI	17.4	-
Valhi exclusive of its subsidiaries	-	-
Total restricted and unrestricted cash, cash equivalents and marketable securities	$541.3	$159.7

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2020 will be approximately $66 million as follows:

•	$60 million by our Chemicals Segment,
•	$4 million by our Component Products Segment; and
•	$2 million by our Real Estate Management and Development Segment.

Capital spending for 2020 is expected to be funded primarily through cash generated from operations and borrowing under existing credit facilities. Planned capital expenditures in 2020 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants. We may further reduce, curtail or delay planned capital spending and land development activities if economic conditions warrant.

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

At June 30, 2020, as adjusted for the 1-for-12 reverse stock split of our common stock effected on June 1, 2020, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first six months of 2020, Kronos acquired

122,489 shares of its common stock in open market purchases under such repurchase program for an aggregate purchase price of $1.0 million.  At June 30, 2020, approximately 1.6 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2020, approximately .7 million shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.18 per share in each quarter of 2019. If Kronos were to pay its $.18 per share in each quarter of 2020 based on the 58.0 million shares we held of Kronos common stock at June 30, 2020, we would receive aggregate annual regular dividends from Kronos of $41.8 million.  In February 2020 the NL board of directors approved a quarterly dividend of $.04 per share. If NL were to pay its $.04 per share dividend in each quarter of 2020 based on the 40.4 million shares we hold of NL common stock at June 30, 2020, we would receive aggregate annual dividends from NL of $6.5 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $29.1 million in 2019 and $5.9 million during the first six months of 2020.   We do not know if we will receive additional dividends from BMI and LandWell during 2020.  All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

Our subsidiaries have various credit agreements with unrelated third-party lenders which contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

Reverse stock split –

On May 28, 2020 following stockholder approval at our annual meeting, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-12, which was effective June 1, 2020.  All share and per-share disclosures for all periods presented have been adjusted to give effect to the reverse stock split and we have adjusted our stockholders’ equity at December 31, 2018, March 31, 2019, December 31, 2019 and March 31, 2020 to reflect the split by reclassifying $3.3 million from common stock to additional paid-in capital representing $.01 per share par value of each share of common stock eliminated as a result of the reverse stock split.

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

Prior to 2019, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.   The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. Prior to 2019 NL’s subsidiary borrowed $.5 million under this facility, no additional amounts have been borrowed since then, and $.5 million is outstanding under this facility at June 30, 2020. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $60 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2021.  We had no borrowings from Kronos under this facility during the first six months of 2020, and there was no outstanding balance at June 30, 2020.  We could borrow $60.0 million under our current intercompany facility with Kronos at June 30, 2020.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2021.  We had gross borrowings of $17.3 million and gross repayments of $20.6 million during the first six months of 2020, and $30.5 million was outstanding at June 30, 2020.  We could borrow $9.5 million under our current intercompany facility with CompX at June 30, 2020.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Recent Accounting Pronouncements

See Note 17 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first six months of 2020 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2019 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and James W. Brown, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 15 to our Condensed Consolidated Financial Statements, our March 31, 2020 Quarterly Report on Form 10-Q, and our 2019 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report. There have been no material changes to such risk factors during the six months ending June 30, 2020.

Item 6. Exhibits.

Item No.	Exhibit Index

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date:	August 6, 2020	/s/ James W. Brown
James W. Brown (Executive Vice President and Chief Financial Officer)

Date:	August 6, 2020	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)