Form 10-K
period 2020-12-31
VALHI INC /DE/
filed 2021-03-11
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒.

The aggregate market value of the 2.4 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2020 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $25.3 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on March 1, 2021: 28,273,093.

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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. One of Contran’s wholly-owned subsidiaries held approximately 92% of Valhi’s outstanding common stock at December 31, 2020. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran and us.

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

•	2015—The first homes in our Cadence planned community were completed by third-party builders and sold to the public;
•	2018—In January we completed the sale of WCS; and
•	2020 – In December LandWell completed the first bulk sale of land within the Cadence planned community.

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
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;

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

Segments

We currently have three consolidated reportable operating segments at December 31, 2020:

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

Component Products CompX International Inc.

We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  CompX also manufactures stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories for the recreational marine industry.

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

For additional information about our segments and equity investments see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 7 and 12 to our Consolidated Financial Statements.

CHEMICALS SEGMENT—KRONOS WORLDWIDE, INC.

Business Overview

Our majority-controlled subsidiary, Kronos, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 4,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region.  We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2% since 2000.  Per capita consumption of TiO2 in

Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future.  We believe Western Europe and North America currently each account for approximately 17% of global TiO2 consumption.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets

Including its predecessors, Kronos has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years.  We believe Kronos is the largest producer of TiO2 in Europe with 46% of its 2020 sales volumes attributable to markets in Europe.  The table below shows Kronos’ market share for its significant markets, Europe and North America, for the last three years.

	2018	2019	2020
Europe	13%	18%	17%
North America	17%	19%	18%

We believe Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2020.  Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  Kronos ships TiO2 to its customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of Kronos’ core TiO2 pigments represented approximately 93% of our Chemicals Segment’s net sales in 2020.  Kronos and its agents and distributors primarily sell its products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2020:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	46%	Coatings	58%
North America	36%	Plastics	30%
Asia Pacific	11%	Paper	6%
Rest of World	7%	Other	6%

Some of the principal applications for Kronos’ products include the following:

TiO2 for coatings – Kronos’ TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings.  The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired.  In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

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

TiO2 for paper – Kronos’ TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability.  Although Kronos sells its TiO2 to all segments of the paper end-use market, its primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure.  The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns.  Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard.  TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for other applications – Kronos produces TiO2 to improve the opacity and hiding power of printing inks.  TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures.  Kronos’ TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent.  In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance.  Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

Kronos produces high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste.  Kronos’ TiO2 is also found in food products, such as candy and confectionaries, and in pet foods where it is used to obtain uniformity of color and appearance.  In pharmaceuticals, Kronos’ TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance.  KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 7% of our Chemicals Segment’s net sales in 2020:

•

Kronos owns and operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants.  Kronos supplies ilmenite to its sulfate plants in Europe.  Kronos also sells ilmenite ore to third parties, some of whom are its competitors, and Kronos sells an ilmenite-based specialty product to the oil and gas industry.  The mines have estimated ilmenite reserves that are expected to last at least 50 years.

•

Kronos manufactures and sells iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production.  These co-product chemicals are marketed through its Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

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

Manufacturing, operations and properties

Kronos produces TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2020, chloride process production facilities represented approximately 45% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

Kronos produced 536,000 metric tons of TiO2 in 2018, 546,000 metric tons in 2019 and 517,000 metric tons of TiO2 in 2020.  Kronos’ production volumes include its share of the output produced by its TiO2 manufacturing joint venture discussed below in “TiO2 manufacturing joint venture.”  Kronos’ average production capacity utilization rates were at 95% in 2018, 98% in 2019 and 92% in 2020.  Kronos’ TiO2 production rates in 2018 were impacted by maintenance activities at certain facilities and by the first quarter implementation of a productivity-enhancing improvement project at its Belgian facility. Kronos’ production rates in 2020 were impacted by the COVID-19 pandemic as it decreased production levels early in the third quarter to correspond with a temporary decline in market demand.

Kronos operates facilities throughout North America and Europe, including the only sulfate process plant in North America and four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 manufacturing joint venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, incurring moderate capital expenditures.  We expect Kronos to operate its TiO2 plants at near full practical capacity levels in 2021.

The following table presents the division of Kronos’ expected 2021 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	31%	-%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	17	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	7
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	17	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	14	-
Total		79%	21%

(1)

The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  Kronos owns the Leverkusen facility, which represents about one-third of its current TiO2 production capacity, but Kronos leases the land under the facility from Bayer under a long-term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements. In conjunction with Kronos’ long-term strategy to increase chloride process production, Kronos phased-out sulfate production at the Leverkusen facility during 2020.

(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)

Kronos operates the Lake Charles facility in a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which Kronos is entitled.  See Note 7 to our Consolidated Financial Statements and “TiO2 manufacturing joint venture.” The joint venture owns the land and the facility.

Kronos owns the land underlying all of its principal production facilities unless otherwise indicated in the table above.

Kronos also operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  In addition, Kronos operates a rutile slurry manufacturing plant near Lake Charles, Louisiana, which converts dry pigment primarily manufactured for it at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

Kronos has corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium, France and the United Kingdom and various sales offices located in North America.

TiO2 manufacturing joint venture

Kronos Louisiana, Inc., one of Kronos’ subsidiaries, and Venator Investments each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P. (LPC), which owns and operates a chloride-process TiO2 plant located near Lake Charles, Louisiana.  Kronos and Venator share production from the plant equally pursuant to separate offtake agreements, unless Kronos and Venator otherwise agree.

A supervisory committee directs the business and affairs of the joint venture, including production and output decisions.  This committee is composed of four members, two of whom Kronos appoints and two of whom Venator appoints.  Two general managers manage the operations of the joint venture acting under the direction of the supervisory committee.  Kronos appoints one general manager and Venator appoints the other.

We do not consolidate LPC because we do not control it.  We account for Kronos’ interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore we do not have any equity in earnings of the joint venture.  Kronos is required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Venator with the exception of feedstock (purchased natural rutile ore or chlorine slag) and packaging costs for the pigment grades produced.  Kronos’ share of net costs is reported as cost of sales as the TiO2 is sold.  See Notes 7 and 17 to our Consolidated Financial Statements.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract which automatically renewed at the end of 2020 and extends through December 31, 2023.  The contract automatically renews bi-annually, but can be terminated if written notice is given at least twelve months prior to the current contract end date.  Kronos also purchases upgraded slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that automatically renewed  at the end of 2020 and extends through December 31, 2022. The contract automatically renews annually, but can be terminated if written notice is given at least twelve months prior to the contract end date.  Kronos purchases rutile ore primarily from Sierra Rutile Limited under a contract that expires in 2022 and Base Titanium Limited under a contract that expires at the end of 2022.  In the past Kronos has been, and it expects that it will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, will meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2020.  Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future.  For its Canadian sulfate process plant, Kronos purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which it is required to purchase.  The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2020.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants -
Purchased slag or rutile ore	478
Sulfate process plants:
Ilmenite ore mined and used internally	294
Purchased slag	23

Sales and marketing

Kronos’ marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers.  Because TiO2 represents a significant input cost for its customers, the purchasing decisions are often made by Kronos’ customers’ senior management.  Kronos works to maintain close relationships with the key decision makers through in-depth and frequent contact.  Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organization using its direct sales force and technical service group to accomplish this objective.  Kronos believes this has helped build customer loyalty to Kronos and strengthened its competitive position.  Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in its customers’ businesses.  Where appropriate, Kronos works in conjunction with its customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  Kronos also focuses its sales and marketing efforts on those geographic and end-use market segments where it believes it can realize higher selling prices.  This focus includes continuously reviewing and optimizing its customer and product portfolios.

Kronos also works directly with its customers to monitor the success of its products in their end-use applications, evaluate the need for improvements in its product and process technology and identify opportunities to develop new product solutions for its customers.  Kronos’ marketing staff closely coordinates with its sales force and technical specialists to ensure the needs of its customers are met, and to help develop and commercialize new grades where appropriate.

Kronos sells a majority of its products through its direct sales force operating in Europe and North America.  Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas.  In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents.  Kronos’ agents do not sell any TiO2 products other than KRONOS® brand products.  In North America, its sales are made primarily through its direct sales force and supported by a network of distributors.  In export markets, where Kronos increased its marketing efforts over the last several years, its sales are made through its direct sales force, sales agents and distributors.  In addition to its direct sales force and sales agents, many of Kronos’ sales agents also act as distributors to service its customers in all regions.  Kronos offers customer and technical service to customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base with only one customer representing 10% or more of our Chemicals Segment’s net sales in 2020 (Behr Process Corporation – 10%).  Kronos’ largest ten customers accounted for approximately 34% of our Chemicals Segment’s net sales in 2020.

Neither our Chemicals Segment’s business as a whole nor any of its principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring to meet demand during the spring and summer painting seasons.  With certain exceptions, such as the COVID-19 pandemic, Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize its per-unit production costs.  As a result, Kronos normally will build inventories during the first and fourth quarters of each year in order to maximize its product availability during the higher demand periods normally experienced in the second and third quarters.

Competition

The TiO2 industry is highly competitive.  Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Price and availability are the most significant competitive factors along with quality and customer service for the majority of Kronos’ product grades.  Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products.  During 2020, Kronos had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volume, we believe Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Incorporated, Lomon Billions and Venator Materials PLC.  The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2020:

Worldwide production capacity - 2020
Chemours	15%
Tronox	13%
Lomon Billions	9%
Venator	8%
Kronos	7%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor.  In the second quarter of 2019, Tronox acquired certain of the TiO2 assets of Cristal Global.  Lomon Billions  added approximately 200,000 tons of chloride capacity in 2019 and 2020 and has announced plans to add an additional 200,000 tons by 2023.

Over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants throughout the world.  Although overall industry demand is expected to increase in 2021, Kronos does not expect any significant efforts will be undertaken by it or its principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects and the Lomon Billions expansion mentioned above.  If actual developments differ from Kronos’ expectations, the TiO2 industry’s and Kronos’ performance could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity.  We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development

Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening its competitive position by developing new products and applications.  Kronos’ expenditures for these activities were approximately $16 million in 2018, $17 million in 2019 and $16 million in 2020.  Kronos expects to spend approximately $17 million on research and development in 2021.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles.  Since the beginning of 2016, Kronos has added ten new grades for pigments and other applications.

Patents, trademarks, trade secrets and other intellectual property rights

Kronos has a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing its patents, primarily in the United States, Canada and Europe.  Kronos also protects its trademark and trade secret rights and has entered into license agreements with third parties concerning various intellectual property matters.  Kronos has also from time to time been involved in disputes over intellectual property.

Patents – Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products.  Kronos’ patent strategy is important to it and its continuing business activities.  In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe.  U.S. patents are generally in effect for 20 years from the date of filing.  Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from three years to 20 years.

Trademarks and trade secrets – Kronos’ trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States.  Kronos protects the trademarks that it uses in connection with the products it manufactures and sells and has developed goodwill in connection with its long-term use of its trademarks.  Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security.  Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position.  Kronos’ proprietary chloride production process is an important part of its technology and its business could be harmed if it fails to maintain confidentiality of its trade secrets used in this technology.

Regulatory and environmental matters

Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of its employees.  Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage.  Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks.  Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability.  Kronos updates its Sustainability Report biennially (available on Kronos’ website at www.kronostio2.com), which highlights its focus on sustainability of its manufacturing operations, as well as its environmental, social and governance strategy.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect its operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity.

Kronos’ U.S. manufacturing operations are governed by federal, state and local environmental and worker health and safety laws and regulations.  These include the Resource Conservation and Recovery Act, or RCRA, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, or CERCLA, as well as the state counterparts of these statutes.  Some of these laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of, and were not responsible for, such contamination.  These laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person.  Although Kronos has not incurred and does not currently anticipate any material liabilities in connection with such environmental laws, Kronos may be required to make expenditures for environmental remediation in the future.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union, or the EU.  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after those of the EU.

At Kronos’ sulfate plant facility in Germany, it recycles spent sulfuric acid either through contracts with third parties or at its own facilities.  In addition, at its German sulfate- process location Kronos has a contract with a third-party to treat certain sulfate-process effluents.  At its Norwegian plant, Kronos ships spent acid to a third-party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

From time to time, Kronos’ facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically Kronos establishes compliance programs to resolve these matters.  Occasionally, Kronos may pay penalties.  To date, such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity.  Kronos believes all of its facilities are in substantial compliance with applicable environmental laws.

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which Kronos operates or sells its products, seeking to regulate its operations or to restrict, limit or classify TiO2.  Kronos believes it is in substantial compliance with laws applicable to the regulation of TiO2.  However, increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase Kronos’ regulatory and compliance costs.

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

This classification of TiO2 is based on scientifically questioned animal test data.  Separate studies of TiO2 workers conducted by the TiO2 industry have shown no TiO2 specific links to cancer.  Kronos intends to comply with the new requirements including working with customers and other stakeholders on compliance matters as appropriate.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result  in  improved  environmental  protection  such  as  lower  emissions  from its manufacturing facilities, were $21.8 million in 2020 and are currently expected to be approximately $23 million in 2021.

COMPONENT PRODUCTS SEGMENT—COMPX INTERNATIONAL INC.

Business overview

Through our majority-controlled subsidiary, CompX, we are a leading manufacturer of security products including mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories for the recreational marine and other industries. CompX continuously seeks to diversify into new markets and identify new applications and features for its products, which it believes provides a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, operations and products

Security Products. CompX’s security products reporting unit manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets,  high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines.  CompX’s security products reporting unit has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its marine components reporting unit.  CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and

•

CompX innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

A substantial portion of Security Products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above.  CompX also has a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith and smaller original equipment manufacturer distributors via its STOCK LOCKS® distribution program.

Marine Components.  CompX’s marine components reporting unit manufactures and distributes stainless steel exhaust components, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats.  CompX’s marine components reporting unit has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with its security products reporting unit.  CompX’s specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	wake enhancement devices, trim tabs, steering wheels, and billet aluminum accessories;
•	dash panels, LED indicators, wire harnesses; and
•	grab handles, pin cleats and other accessories.

CompX operated three principal operating facilities at December 31, 2020 as shown below.

Facility Name	Reporting Unit	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000
(1)	ISO-9001 registered facilities

         SP- Security Products

          MC- Marine Components

Raw materials

CompX’s primary raw materials are:

•	Security Products - zinc and brass (for the manufacture of locking mechanisms).
•	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 12% of our Component Products Segment’s total cost of sales for 2020.  Total material costs, including purchased components, represented approximately 43% of our Component Products Segment’s cost of sales in 2020.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts.  Markets for the primary commodity-related raw materials used in the manufacture of locking mechanisms, primarily zinc and brass, remained relatively stable through 2019 and 2020. Similarly, over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable. While CompX expects the markets for its primary commodity-related raw materials to remain stable during 2021, we recognize that economic conditions could introduce renewed volatility on these and other manufacturing materials. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases.  When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions.  In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by its products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks

CompX holds a number of patents relating to its component products, certain of which it believes to be important to it and its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than 1 year to 19 years at December 31, 2020.  CompX’s major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™ National Cabinet Lock® Fort Lock® Timberline® Lock Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock®	Lockview® System 64® SlamCAM® RegulatoR® CompXpress® GEM® Turbine™ NARC iD® NARC® ecoForce®	CompX Marine® Custom Marine® Livorsi® Marine Livorsi II® Marine CMI Industrial® Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® Vantage View® GEN-X®

Sales, marketing and distribution

A majority of our Component Products Segment’s sales are direct to large OEM customers through its factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturer’s representatives. CompX selects manufacturer’s representatives based on special skills in certain markets or relationships with current or potential customers.

In addition to sales to large OEM customers, a substantial portion of CompX’s security products sales are made through distributors. CompX has a significant North American market share of cabinet lock security products sales as a result of the locksmith distribution channel. CompX supports its locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

Our Component Products Segment sells to a diverse customer base with only one customer representing 10% or more of our Component Products Segment’s sales in 2020 (United States Postal Service representing 17%). Our Component Products Segment’s largest ten customers accounted for approximately 48% of its sales in 2020.

Competition

The markets in which CompX participates are highly competitive.  CompX competes primarily on the basis of product design, including space utilization and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. CompX focuses its efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer. CompX’s security products reporting unit competes against a number of domestic and foreign manufacturers. CompX’s marine components reporting unit competes with small domestic manufacturers and is minimally affected by foreign competitors.

Regulatory and environmental matters

CompX’s operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes (“Environmental Laws”).  CompX’s operations also are subject to federal, state and local laws and regulations relating to worker health and safety.  CompX believes it is in substantial compliance with all such laws and regulations.  To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted CompX’s results.  CompX currently does not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require it to incur significant additional expenditures.

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

Operations and services

Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004).  Since LandWell’s formation, LandWell and BMI have a history of successfully developing and selling retail, light industrial, commercial and residential projects in the Henderson, Nevada area. LandWell is focused primarily on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on the project began in 2007, but intensive development efforts of the residential/planned community did not begin until 2013 (with LandWell acting as the master developer for all such development efforts). LandWell markets and sells its residential/planned community to established home builders in tracts of land that are pre-zoned for a maximum number of home lots. LandWell supports the builders’ efforts to market and sell specific residential homes within its residential/planned community through joint marketing campaign and community wide education efforts.

In addition, BMI delivers utility services to an industrial park located in Henderson, Nevada and also delivers water to the City of Henderson and various other users through a water delivery system owned by BMI.

Sales

Through December 31, 2020, LandWell has closed or entered into escrow on approximately 1,000 acres of the residential/planned community and approximately 70 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect the development work to continue for 5 to 10 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Our Real Estate Management and Development Segment’s sales consist principally of land sales and water and electric delivery fees.  During 2020 we had sales to one customer that exceeded 10% of our Real Estate Management and Development Segment’s net sales (D.R. Horton – 58%) related to land sales.

Competition

There are multiple new construction residential communities in the greater Las Vegas, Nevada area. LandWell competes with these communities on the basis of location; planned community amenities and features; proximity to major retail and recreational activities; and the perception of quality of life within the new community. We believe LandWell’s residential/planned community is unique within the greater Las Vegas area due to its location and planned amenities which include 490 acres of community and neighborhood parks and open space interconnected with major regional trails and parks. LandWell markets its residential/planned community to builders who target first-time to middle market home buyers to maximize sales.

Regulatory and environmental matters

LandWell and the subcontractors it uses must comply with many federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of its land development. Our Real Estate Management and Development Segment’s operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes. Our Real Estate Management and Development Segment’s operations also are subject to federal, state and local laws and regulations relating to worker health and safety. We believe our Real Estate Management and Development Segment is in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate our Real Estate Management and Development Segment will incur significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require it to incur significant additional expenditures.

HUMAN CAPITAL RESOURCES

Employees

Our operating results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Each of our businesses has a well-trained labor force with a substantial number of long-tenured employees. Our businesses provide competitive compensation and benefits to our employees, some of which are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by segment and by country/region, can include annual bonuses, a defined benefit pension plan, a defined contribution plan with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2020, our Chemicals Segment employed the following number of people:

Europe	1,839
Canada	350
United States (1)	53
Total	2,242

(1)	Excludes employees of our LPC joint venture.

Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, Kronos’ union employees are covered by a collective bargaining agreement that expires in June 2021.  At December 31, 2020, approximately 86% of Kronos’ worldwide workforce is organized under collective bargaining agreements.  Kronos did not experience any work stoppages during 2020, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position or liquidity.

As of December 31, 2020, our Component Products Segment and our Real Estate Management and Development Segment employed 513 people and 29 people, respectively, all in the United States. We believe CompX’s and BMI and LandWell’s labor relations are good.

Health and safety

Protecting the health and safety of our employees, our customers, our business partners and the natural environment is one of our core values. We are committed to conducting our businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local permits and policies intended to protect the environment and have established global policies designed to promote such compliance.  We require our employees to comply with legal and regulatory requirements and our policies, standards and practices.

Diversity and inclusion

We recognize that everyone deserves respect and equal treatment. As a global company, we embrace diversity and collaboration in our workforce and our business initiatives. We are an equal opportunity employer and we base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which we operate. We promote a respectful, diverse, and inclusive workplace in which all individuals are treated with respect and dignity.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

We seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability, and cybersecurity.  At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate.  At a corporate level, we engage in periodic reviews of our cybersecurity programs, including cybersecurity risk and threats and we have established stock ownership guidelines for our non-employee directors.  In addition, Kronos publishes a Sustainability Report on its website every two years to provide its customers, stockholders and other stakeholders with additional information on its approach to sustainability.

OTHER

NL Industries, Inc.—At December 31, 2020, NL owned approximately 86% of CompX and approximately 30% of Kronos. NL also owns 100% of EWI RE, Inc., an inactive subsidiary that was formerly an insurance brokerage and risk management services company. In the fourth quarter of 2019, NL sold the insurance and risk management business of EWI for proceeds of $3.25 million and recognized a gain of $3.0 million.  NL also holds certain marketable securities and other investments. See Note 17 to our Consolidated Financial Statements for additional information.

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

Discontinued Operations—On January 26, 2018, we completed the sale of the Waste Management Segment to JFL-WCS Partners, LLC (“JFL Partners”), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of the Waste Management Segment's third-party indebtedness and other liabilities. We recognized a pre-tax gain of approximately $58 million on the transaction in the first quarter of 2018. We recognized an additional pre-tax gain of approximately $4.9 million in the fourth quarter of 2020 related to proceeds received from JFL Partners in final settlement of an earn-out provision in the sale agreement.  Amounts associated with the sale of our former Waste Management Segment are classified as part of discontinued operations.  See Note 3 to our Consolidated Financial Statements for additional information.

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

We and other entities that may be deemed to be controlled by or affiliated with Ms. Simmons and the Family Trust routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, we perceive to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. In some instances we actively manage the businesses we acquire with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, we have disposed of our interest in a company prior to gaining control. We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

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

Operational Risk Factors

Demand for, and prices of, certain of our Chemicals Segment’s products are influenced by changing market conditions for its products, which may result in reduced earnings or operating losses.

Our Chemicals Segment’s sales and profitability are largely dependent on the TiO2 industry.  In 2020, 93% of our Chemicals Segment’s sales were attributable to sales of TiO2.  TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions.  Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions worldwide can significantly impact our Chemicals Segment’s earnings and operating cash flows.  Historically, the markets for many of our Chemicals Segment’s products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our Chemicals Segment’s products are one of the main factors that affect the level of our Chemicals Segment’s profitability.  In periods of increasing demand, our Chemicals Segment’s selling prices and profit margins generally will tend to increase, while in periods of decreasing demand selling prices and profit margins generally tend to decrease.  In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.  Our Chemicals Segment’s ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, our Chemicals Segment’s profitability may become even more dependent upon the selling prices of its products.

The TiO2 industry is concentrated and highly competitive and our Chemical Segment faces price pressures in the markets in which it operates, which may result in reduced earnings or operating losses.

The global market in which our Chemicals Segment operates is concentrated, with the top five TiO2 producers accounting for approximately 52% of the world’s production capacity, and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our Chemicals Segment’s competitors may be able to drive down prices for its products if their costs are lower than our Chemicals Segment’s costs.  In addition, some of our Chemicals Segment’s competitors’ financial, technological and other resources may be greater than its resources and such competitors may be better able to withstand changes in market conditions.  Our Chemicals Segment’s competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our Chemicals Segment’s competitors or customers may result in reduced demand for its products or make it more difficult for it to compete with its competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Many of the markets in which our Component Products Segment operates are mature and highly competitive resulting in pricing pressure and the need to continuously reduce costs.

Many of the markets our Component Products Segment serves are highly competitive, with a number of competitors offering similar products.  Our Component Products Segment focuses its efforts on the middle and high-end segment of the market where it feels that it can compete due to the importance of product design, quality and durability to the customer.  However, our Component Products Segment’s ability to effectively compete is impacted by a number of factors.  The occurrence of any of these factors could result in reduced earnings or operating losses.

•

Competitors may be able to drive down prices for our Component Products Segment’s products beyond its ability to adjust costs because their costs are lower than our Component Products Segment’s, especially products sourced from Asia.

•

Competitors’ financial, technological and other resources may be greater than our Component Products Segment’s resources, which may enable them to more effectively withstand changes in market conditions.

•	Competitors may be able to respond more quickly than our Component Products Segment can to new or emerging technologies and changes in customer requirements.
•

A reduction of our Component Products Segment’s market share with one or more of its key customers, or a reduction in one or more of its key customers’ market share for their end-use products, may reduce demand for its products.

•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our Component Products Segment’s products.
•	Our Component Products Segment may not be able to sustain a cost structure that enables us to be competitive.
•	Customers may no longer value our Component Products Segment’s product design, quality or durability over the lower cost products of its competitors.

Our development of innovative features for current products is critical to sustaining and growing our Component Product Segment’s sales.

Historically, our Component Products Segment’s ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of its success.  Our Component Products Segment spends a significant amount of time and effort to refine, improve and adapt its existing products for new customers and applications.  Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of our Component Products Segment’s research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features.  The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond our Component Products Segment’s control.  While our Component Products Segment will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features our Component Products Segment introduces will achieve the same degree of success that it has achieved with its existing products.  Introduction of new product features typically requires increases in production volumes on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As our Component Products Segment attempts to introduce new product features in the future, we do not know if it will be able to increase production volumes without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.  In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

For our Chemicals Segment, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in our Chemicals Segment’s TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which it purchases its raw material supplies could adversely affect their availability.  If our Chemicals Segment’s worldwide vendors were unable to meet their contractual obligations and our Chemicals Segment was unable to obtain necessary raw materials, it could incur higher costs for raw materials or may be required to reduce production levels.  Our Chemicals Segment experienced increases in feedstock costs in 2019 and during the first half 2020, before they moderated in the second half of 2020. We expect our Chemicals Segment’s feedstock costs in 2021 to remain relatively consistent with average 2020 costs. Our Chemicals Segment may also experience higher operating costs such as energy costs, which could affect its profitability.  Our Chemicals Segment may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels, which could reduce earnings and decrease liquidity.

Our Chemicals Segment has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2023.  While it believes it will be able to renew these contracts, there can be no assurance our Chemicals Segment  will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our Chemicals Segment’s current agreements (including those entered into through January 2021) require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.2 billion beginning in 2021.  In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require it to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $86 million at December 31, 2020.  Our Chemicals Segment’s commitments under these contracts could adversely affect our financial results if it significantly reduces its production and is unable to modify the contractual commitments.

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

Certain components used in our Component Products Segment’s products are manufactured by foreign suppliers located in China and elsewhere.  Global economic and political conditions, including natural disasters, terrorist acts, global conflict and public health crises such as COVID-19, could prevent our Component Products Segment’s vendors from being able to supply these components.  Should our Component Products Segment’s vendors not be able to meet their contractual obligations or should it be otherwise unable to obtain necessary raw materials or components, it may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as our Component Products Segment may be unable to offset the higher costs with increases in its selling prices or reductions in other operating costs.

Our Real Estate Management and Development Segment owns a significant amount of real property in Henderson, Nevada.  A prolonged downturn in the local real estate market in Nevada could negatively impact our ability to successfully complete the development of such real property.

A substantial portion of the revenues and assets associated with our Real Estate Management and Development Segment relates to certain real estate under development in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. A prolonged downturn in the local real estate market in Nevada or other events could negatively impact our Real Estate Management and Development Segment’s ability to timely complete the development of such real property, either by requiring us to incur future development costs in excess of our current estimates, or by resulting in selling prices for future land sales lower than what we currently expect.  If any of these events were to occur, revenue and profits in our Real Estate Management and Development Segment may be significantly and negatively affected.

COVID-19 has affected our operations and may continue to affect operations during 2021.

Our results of operations during 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, specifically through reduced demand for many of our products resulting from the rapid contraction of the global economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the impact of the COVID-19 pandemic persists in the global economy thereby reducing customer demand for certain of our products, including the timing and extent to which their customers’ operations continue to be impacted, their customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in their operations or their suppliers’ operations, all of which are difficult to predict.

Our Component Products Segment has 513 employees and operates three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility our Component Products Segment enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols.  Our Component Products Segment is designated an essential business in the states where it operates and is therefore permitted to fully operate during the pandemic, but because the COVID-19 pandemic affected the health and safety of its employees, our Component Products Segment temporarily closed its Illinois facility for one week in the second quarter.  It is possible our Component Products Segment may have additional temporary closures at one or more of its facilities for the health and safety of its workforce before the end of the pandemic if conditions warrant.

Our Chemicals Segment has 2,242 employees and operates facilities throughout North America and Europe.  With the onset of COVID-19, within each facility our Chemicals Segment enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols.  Our Chemicals Segment is also designated an essential business in the countries where its operates and is therefore permitted to fully operate during the pandemic.  It is possible our Chemicals Segment may have temporary closures at one or more of its facilities for the health and safety of its workforce before the end of the pandemic if conditions warrant.

Our Real Estate Management and Development Segment has 29 employees and operates exclusively within Henderson, Nevada.  With the onset of COVID-19, our Real Estate Management and Development Segment employed remote work strategies, enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols.  Construction activities were largely exempted from state and local restrictions although enhanced precautions from many permitting and utility agencies introduced additional delays to land development activities.  Our water and electric delivery services are considered essential businesses and are therefore permitted to fully operate during the pandemic.

Financial Risk Factors

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

We have a significant amount of debt, primarily related to Kronos’ Senior Notes, our loan from Contran Corporation, and the BMI and LandWell bank notes. As of December 31, 2020, our total consolidated debt was approximately $789 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with our indebtedness, we are committed to pay approximately $653 million in 2021. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under certain of our revolving credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Changes in currency exchange rates and interest rates can adversely affect our net sales, profits and cash flows.

We operate our businesses in several different countries and sell our products worldwide.  For example, during 2020, 46% of our Chemicals Segment’s sales volumes were sold into European markets.  The majority (but not all) of our sales from our Chemicals Segment’s operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar.  Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

Legal, Compliance and Regulatory Risk Factors

We could incur significant costs related to legal and environmental remediation matters.

NL formerly manufactured lead pigments for use in paint.  NL and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints.  These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.  The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  NL entered into a legal settlement in one public-nuisance lead pigment case and has recognized a material liability related to the settlement.  Any additional liability NL might incur in the future for these matters could be material.  See also Item 3 - “Legal Proceedings - Lead pigment litigation - NL.”

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

Although it is the practice of our Chemicals Segment to enter into confidentiality agreements with its employees and third parties to protect its proprietary expertise and other trade secrets, these agreements may not provide sufficient protection for its trade secrets or proprietary know-how, or adequate remedies for breaches of such agreements may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how.  Our Chemicals Segment also may not be able to readily detect breaches of such agreements.  The failure of our Chemicals Segment’s patents or confidentiality agreements to protect its proprietary technology, know-how or trade secrets could result in a material loss of its competitive position, which could lead to significantly lower revenues, reduced profit margins or loss of market share.

Our Component Products Segment relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain our intellectual property rights in our technology and designs.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated.  Others may independently discover our trade secrets and proprietary information, and in such cases our Component Products Segment could not assert any trade secret rights against such parties.  Further, we do not know if any of our Component Products Segment’s pending trademark or patent applications will be approved.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights.  In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

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

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political and regulatory environments.

We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, exchange controls, global and regional economic downturns, natural disasters, terrorism, health crises (such as the coronavirus) and political conditions.  We may encounter difficulties enforcing agreements or other legal rights and our effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates, including costs associated with the repatriation of non-U.S. earnings.  These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Technology failures or cyber security breaches could have a material adverse effect on our operations.

Our businesses rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of products to and from our plants, receive, process and ship orders, manage the billing of and collections from customers and manage payments to vendors.  Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective.   Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction as well as cyber security breaches or attacks, resulting in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems.  If any of these events were to occur, our results of operations and financial condition could be adversely affected.

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

NL believes these actions are without merit, and intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara California public nuisance case discussed below, we do not believe it is probable we have incurred any liability with respect to all of the lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, other than with respect to the Santa Clara case discussed below, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment).  NL’s sixth installment will be made with funds already on deposit at the court, which is classified as restricted cash and included in other noncurrent assets on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). Pursuant to the settlement agreement, also during the third quarter of 2019 NL placed an additional $9.0 million into an escrow account which is classified as restricted cash and included in other noncurrent assets on our Consolidated Balance Sheets.

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019.  For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million.  We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019).  NL made the initial $25.0 million payment in September 2019 and the first annual installment payment of $12.0 million in September 2020.  We recognized an aggregate of $.6 million in accretion expense in the second half of 2019 and an aggregate of $1.3 million in 2020.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800.)  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign.  In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.  In March 2012, the trial court judge decertified the class.  In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order, and in August 2012 the appellate court granted plaintiffs permission to appeal.  In March 2013, the appellate court agreed with the trial court’s rationale regarding legislative requirements to screen children’s blood lead levels and remanded the case for further proceedings in the trial court.  In July 2013, plaintiffs moved to vacate the decertification.  In October 2013, the judge denied plaintiffs’ motion to vacate the decertification of the class.  In March 2014, plaintiffs filed a new class certification motion.  In April 2015, a class was certified consisting of parents or legal guardians of children who lived in certain “high risk” areas in Illinois between August 18, 1995 and February 19, 2008, and incurred an expense or liability for having their children’s blood lead levels tested.   In May 2020, the Illinois Supreme Court held in NL’s  favor a ruling that the parents of children whose lead testing costs were fully paid by Medicaid did not fall within the certified class of persons who had incurred an expense or liability for such testing.  In August 2020, NL and other defendants asked the trial court to de-certify the class and enter a final judgement dismissing the case.

In November 2018, NL was served with two complaints filed by county governments in Pennsylvania.  Each county alleges that NL and several other defendants created a public nuisance by selling and promoting lead-containing paints and pigments in the counties.  The plaintiffs seek abatement and declaratory relief.  NL believes these lawsuits are inconsistent with Pennsylvania law and without merit, and NL intends to defend itself vigorously.

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

Environmental Matters and Litigation

Our operations are governed by various environmental laws and regulations.  Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  Our businesses have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance.  From time to time, our businesses may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all our facilities are in substantial compliance with applicable environmental laws.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.   At December 31, 2019 and 2020 we had not recognized any material receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2020, NL had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters that NL believes are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $114 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites.  At December 31, 2020, there were approximately five sites for which it is not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of its control, such as when the party alleging liability provides information to NL.  At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that it, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

In January 2020, NL was sued in Atlantic Richfield, Co.  v.  NL Industries, Inc., (United States District Court for the District of Colorado, Case 1:20-cv-00234).  This is a CERCLA cost recovery action brought by a past owner and operator of certain mining properties located in Rico, Colorado.  NL intends to deny liability and will defend vigorously against all claims.

In December 2020, NL and several other defendants were sued in California Department of Toxic Substances v. NL Industries, Inc., (United States District Court for the Central District of California, Case 2:20-cv-11293).  This complaint by a California state agency asserts claims under CERCLA, a state environmental statute, and the common law relating to lead contamination allegedly connected to a secondary lead smelter located in Vernon, California.  NL intends to deny liability and will defend vigorously against all claims.

In February 2021, NL and several other defendants were sued in 68th Street Site Working Group.  v.  7-Eleven Industries, Inc., (United States District Court for the District of Maryland, Case 1:20-cv-03385).  This is a CERCLA contribution action brought by a group of potentially responsible parties performing the cleanup of a number of landfills against a large number of defendants.  NL intends to deny liability and will defend vigorously against all claims.

Other Litigation

NL— NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 104 of these types of cases pending, involving a total of approximately 579 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, NL has not been adjudicated liable in any of these matters. Based on information available to us, including:

●	facts concerning historical operations,
●	the rate of new claims,
●	the number of claims from which NL has been dismissed, and
●	its prior experience in the defense of these matters,

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends—Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of February 26, 2021, there were approximately 765 holders of record of our common stock.

Performance Graph—Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2015 through December 31, 2020. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2015, and assumes the reinvestment of our regular quarterly dividends in shares of our stock.

Comparison of Cumulative Five Year Total Return
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Year
S&P 500 Index
S&P 500 Industrial Conglomerates
Valhi

	December 31,
	2015	2016	2017	2018	2019	2020
Valhi common stock	$100	$270	$493	$158	$159	$112
S&P 500 Composite Stock Price Index	100	112	136	130	171	203
S&P 500 Industrial Conglomerates Index	100	109	100	73	91	100

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

Equity Compensation Plan Information—We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2020, an aggregate of 24,000 shares were available for future award under this plan. See Note 16 to our Consolidated Financial Statements.

Treasury Stock Purchases—In March 2005 and November 2006, our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. As adjusted for the 1-for-12 reverse stock split of our common stock effected in June 2020, the aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2020. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 16 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2016	2017	2018	2019	2020
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals	$1,364.3	$1,729.0	$1,661.9	$1,731.2	$1,638.8
Component products	108.9	112.0	118.2	124.2	114.5
Real estate management and development	46.2	38.4	40.0	42.1	96.4
Total net sales	$1,519.4	$1,879.4	$1,820.1	$1,897.5	$1,849.7
Operating income:
Chemicals(1)	$102.8	$358.5	$342.9	$160.1	$126.5
Component products	15.6	15.2	17.8	17.8	11.8
Real estate management and development	.8	6.6	10.0	14.8	47.8
Total operating income	$119.2	$380.3	$370.7	$192.7	$186.1
Net income (loss)	$(3.0)	$302.6	$301.0	$78.2	$89.0
Amounts attributable to Valhi stockholders:
Income from continuing operations	$8.1	$316.7	$228.1	$49.2	$50.9
Income (loss) from discontinued operations(2)	(24.0)	(109.2)	34.1	-	4.3
Net income (loss)	$(15.9)	$207.5	$262.2	$49.2	$55.2
DILUTED EARNINGS PER SHARE DATA:
Net income (loss) attributable to Valhi stockholders:
Income from continuing operations	$.28	$11.11	$8.00	$1.73	$1.79
Income (loss) from discontinued operations(2)	(.84)	(3.83)	1.20	-	.15
Net income (loss)	$(.56)	$7.28	$9.20	$1.73	$1.94
Cash dividends	$.96	$.96	$.96	$.96	$.48
Weighted average common shares outstanding	28.5	28.5	28.5	28.5	28.5
STATEMENTS OF CASH FLOW DATA:
Cash provided by (used in):
Operating activities	$79.8	$259.3	$165.5	$177.2	$152.2
Investing activities	(61.6)	(74.4)	(57.0)	(50.7)	(57.0)
Financing activities	(45.5)	93.6	(59.8)	(64.1)	(122.5)
BALANCE SHEET DATA (at year end):
Total assets(3)	$2,443.2	$2,907.5	$2,709.6	$2,794.4	$2,889.3
Long-term debt(4)	889.3	1,041.5	797.5	789.4	786.2
Valhi stockholders' equity	200.9	424.4	635.4	640.0	682.5
Total equity	444.4	766.7	989.0	980.1	1,006.9

(1)

Prior period amounts have been reclassified to reflect the adoption on January 1, 2018 of ASU 2017-07, Compensation – Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  As a result, Chemicals Segment operating income increased by $11.8 million and $17.4 million in 2016 and 2017, respectively.  There was no impact to net income (loss) in any period as a result of this reclassification.

(2)

In January 2018 we completed the sale of our Waste Management Segment.  The results of operations of our Waste Management Segment have been reclassified as discontinued operations in our Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018.  See Note 3 to our Consolidated Financial Statements.

(3)

On January 1, 2019 we adopted ASU 2016-02, Leases (Topic 842). Our total assets include $29.0 million and $26.1 million of right-of-use leased assets at December 31, 2019 and 2020, respectively. Prior periods were not restated.

(4)

Excludes any indebtedness of our Waste Management Segment.  The assets and liabilities of our Waste Management Segment have been reclassified as discontinued operations in our Consolidated Balance Sheet at December 31, 2016 and 2017.

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

On January 26, 2018 we completed the sale of our Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS' third-party indebtedness and other liabilities.  Accordingly, the results of operations of our Waste Management Segment is reflected as discontinued operations in our Consolidated Statement of Income for the year ended December 31,  2018.  We recognized a pre-tax gain of approximately $58 million on the transaction in the first quarter of 2018. We recognized an additional pre-tax gain of approximately $4.9 million in the fourth quarter of 2020 related to proceeds received from JFL Partners in final settlement of an earn-out provision in the sale agreement.  Amounts associated with the sale of our former Waste Management Segment are classified as part of discontinued operations.  Our Waste Management Segment, which operated in the low-level radioactive, hazardous, toxic and other waste disposal industry historically struggled to generate sufficient recurring disposal volumes to generate positive operating results or cash flows.  The sale enabled us to focus more effort on continuing to develop our remaining segments which we believe have greater opportunity for higher returns.  See Note 3 to our Consolidated Financial Statements.

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

●

Component Products—We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  CompX also manufactures stainless steel exhaust systems, gauges, throttle controls, wake enhancements systems, trim tabs and related hardware and accessories for the recreational marine and other industries.

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

Income from Continuing Operations Overview

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019—

We reported net income from continuing operations attributable to Valhi stockholders of $50.9 million or $1.79 per diluted share in 2020 compared to $49.2 million or $1.73 per diluted share in 2019.

Our net income from continuing operations attributable to Valhi stockholders increased from 2019 to 2020 primarily due to the net effects of:

●	lower operating income from our Chemicals and Component Products segments in 2020 compared to 2019;
●

higher operating income from our Real Estate Management and Development Segment in 2020 compared to 2019 including higher income from tax increment infrastructure reimbursement and a gain recognized on a prior land sale;

●	a pre-tax litigation settlement expense of $19.3 million mostly recognized in the second quarter of 2019;
●	insurance recoveries related to a single insurance recovery settlement of $4.7 million in the second quarter of 2019; and
●	a gain of $3.0 million in 2019 related to the sale of our insurance and risk management business.

Our diluted income from continuing operations per share in 2020 includes:

•	income of $.35 per share related to the tax increment infrastructure reimbursement recognized in the first quarter;
•	a gain of $.07 per share from the proceeds received in the third quarter related to a prior land sale; and
•	a gain of $.03 per share related to an insurance recovery for a property damage claim at our Chemicals Segment.

Our diluted income from continuing operations per share in 2019 includes:

•	a charge of $.44 per share related to the litigation settlement expense recognized in the second quarter;
•	income of $.16 per share related to the infrastructure reimbursement primarily recognized in the second quarter;
•	a gain of $.11 per share related to the insurance recovery recognized in the second quarter;
•	a gain of $.10 per share related to the sale of land in the third quarter; and
•	a gain of $.07 per diluted share related to the sale of our insurance and risk management business.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018—

We reported net income from continuing operations attributable to Valhi stockholders of $49.2 million or $1.73 per diluted share in 2019 compared to $228.1 million or $8.00 per diluted share in 2018.

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

●	lower operating income from our Chemicals Segment in 2019 compared to 2018;
●	a pre-tax litigation settlement expense of $19.3 million recognized in 2019 compared to $62.0 million recognized in 2018;
●	a securities transaction gain of $12.5 million recognized in 2018 related to the sale of our interest in Amalgamated Sugar Company LLC (“Amalgamated”);
●	the recognition of a gain on sale of land of $4.4 million in 2019 compared to $12.5 million recognized in 2018;
●	income from tax increment infrastructure reimbursement of $8.8 million in 2019 compared to $3.1 million in 2018;
●	insurance recoveries of $7.7 million in 2019 compared to $1.3 million in 2018;
●	a gain of $3.0 million in 2019 related to the sale of our insurance and risk management business;
●	lower interest expense in 2019 as a result of the deemed repayment of the Snake River debt in August 2018;
●	lower dividend and interest income in 2019 as a result of the deemed redemption of our investment in the Amalgamated Sugar Company in August 2018; and
●	lower litigation fees and related costs in 2019.

Our net diluted income from continuing operations per share in 2019 includes:

●	a charge of $.44 per diluted share related to the litigation settlement expense recognized;
●	a gain of $.16 per diluted share related to tax increment infrastructure reimbursement;
●	a gain of $.11 per diluted share related to insurance recoveries;
●	a gain of $.10 per diluted share related to the sale of land not used in our operations; and
●	a gain of $.07 per diluted share related to the sale of our insurance and risk management business.

Our net diluted income from continuing operations per share in 2018 includes:

●	a non-cash deferred income tax benefit of $3.95 per diluted share related to a change in the deferred income tax liability related to our investment in Kronos as a result of the 2017 Tax Act;
●	a gain of $.35 per diluted share related to a securities transaction gain related to the sale of our interest in Amalgamated;
●	a gain of $.33 per diluted share related to the sale of land not used in our operations;
●	a charge of $1.43 per diluted share related to the litigation settlement expense recognized; and
●	a charge of $.08 per diluted share current cash income tax expense recognized related to GILTI.

We discuss these amounts more fully below.

Current Forecast for 2021—

We currently expect to report higher consolidated operating income for 2021 as compared to 2020 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2021 due to the favorable impact of higher expected sales volumes and higher average TiO2 selling prices; and
●	lower operating income from our Real Estate Management and Development Segment in 2021 due to lower land sales revenues.

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

Segment Operating Results—2020 Compared to 2019 and 2019 Compared to 2018

Chemicals—

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if our Chemicals Segment and its competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our Chemicals Segment’s  customers.  We believe that our Chemicals Segments’ customers’ inventory levels are influenced in part by their expectation for future changes in TiO2 selling prices as well as their expectation for future availability of product.  Although certain of our Chemicals Segment’s TiO2 grades are considered specialty pigments, the majority of its grades and substantially all of its production are considered commodity pigment products with price and availability being the most significant competitive factors along with product quality and customer and technical support services.

The factors having the most impact on our Chemicals Segment’s reported operating results are:

●	TiO2 selling prices,
●	Our Chemicals Segment’s TiO2 sales and production volumes,
●	Manufacturing costs, particularly raw materials such as third-party feedstock ore, maintenance and energy-related expenses, and
●	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar).

Our Chemicals Segment’s key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock ore.  TiO2 selling prices generally follow industry trends and selling prices will increase or decrease generally as a result of competitive market pressures.

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(Dollars in millions)
Net sales	$1,661.9	$1,731.2	$1,638.8	4%	(5)%
Cost of sales	1,101.7	1,346.8	1,291.0	22%	(4)%
Gross margin	$560.2	$384.4	$347.8	(31)%	(10)%
Operating income	$342.9	$160.1	$126.5	(53)%	(21)%
Percent of net sales:
Cost of sales	66%	78%	79%
Gross margin	34%	22%	21%
Operating income	21%	9%	8%
TiO2 operating statistics:
Sales volumes*	491	566	531	15%	(6)%
Production volumes*	536	546	517	2%	(5)%
Production rate as percent of capacity	95%	98%	92%
Percent change in TiO2 net sales:
TiO2 product pricing				(6)%	(2)%
TiO2 sales volumes				15	(6)
TiO2 product mix/other				(2)	2
Changes in currency exchange rates				(3)	1
Total				4%	(5)%
*	Thousands of metric tons

Industry Conditions and 2020 Overview – Our Chemicals Segment started 2020 with average TiO2 selling prices 1% lower than at the beginning of 2019. At the end of 2020, average TiO2 selling prices were comparable to the end of the third quarter of 2020 and 3% lower than at the beginning of the year.  Our Chemicals Segment experienced lower sales volumes in all major markets in 2020 as compared to sales volumes in 2019, primarily due to demand contraction related to the COVID-19 pandemic, which mainly impacted the second and third quarters.

The following table shows our Chemicals Segment’s capacity utilization rates during 2019 and 2020.  Our Chemicals Segment’s production rates in 2020 were impacted by the COVID-19 pandemic as it decreased production levels early in the third quarter to correspond with a temporary decline in market demand, then increased production levels later in the third quarter and into the fourth quarter to align with improved demand and market expectations for the near term.

	2019	2020

First Quarter	97%	95%
Second Quarter	97%	96%
Third Quarter	97%	86%
Fourth Quarter	100%	92%
Overall	98%	92%

Net sales – Our Chemicals Segment’s net sales decreased $92.3 million, or 5%, in 2020 compared to 2019, primarily due to a 6% decrease in sales volumes (which decreased net sales by approximately $104 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $35 million).  In addition to the impact of lower sales volumes and lower average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $9 million, or 1%, as compared to 2019.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 6% in 2020 as compared to the sales volumes of 2019 due to lower sales volumes in all major markets, with the European and export markets experiencing the most significant reductions.  A significant portion of the sales volume decrease occurred in the second and third quarters as a result of the demand contraction related to the COVID-19 pandemic.

Our Chemicals Segment’s net sales increased 4% or $69.2 million in 2019 compared to 2018, primarily due to the net effect of a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $100 million), a 15% increase in sales volumes (which increased net sales by approximately $249 million) and changes in currency exchange rates.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.  Our Chemicals Segment’s sales volumes increased 15% in 2019 as compared to the sales volumes of 2018 primarily due to strength in the European, North American and export markets in 2019 as compared to 2018.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, we estimate that changes in currency exchange rates decreased our Chemicals Segment’s net sales by approximately $49 million, or 3%, as compared to 2018.

Cost of Sales and Gross Margin— Cost of sales decreased $55.8 million, or 4%, in 2020 compared to 2019 due to the net effect of a 6% decrease in sales volumes, higher raw materials and other production costs of approximately $6 million (including higher cost for third-party feedstock and other raw materials) and currency exchange rate fluctuations.  Our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in 2020 was higher as compared to 2019 (excluding the effect of changes in currency exchange rates) primarily due to a moderate rise in the cost of third-party feedstock procured in 2019 and the first half of 2020.  Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 79% in 2020 compared to 78% in 2019 primarily due to the unfavorable effects of lower average TiO2 selling prices and higher raw materials and other production costs, as discussed above, partially offset by improved sales and production volumes from our Chemicals Segment’s ilmenite mine operations.

Gross margin as a percentage of net sales decreased to 21% in 2020 compared to 22% in 2019.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to the net effect of lower sales volumes, lower average TiO2 selling prices, higher raw materials and other production costs and higher sales from our Chemicals Segment’s ilmenite mine operations.

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

Operating Income— Our Chemicals Segment’s operating income decreased by $33.6 million, from $160.1 million in 2019 to $126.5 million in 2020.  Income from operations as a percentage of net sales was 8% in 2020 compared to 9% in 2019.  This decrease was driven by the lower gross margin discussed above for the comparable periods.  We estimate that changes in currency exchange rates increased our Chemicals Segment’s income from operations by approximately $6 million in 2020 as compared to 2019 as discussed in the Currency Exchange Rates section below.

Our Chemicals Segment’s operating income was also minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020.  Although storm damage to core manufacturing facilities was not severe, a variety of factors, including loss of utilities, limited availability of employees to return to work and restrictions on the facility’s access to raw materials, prevented the resumption of operations until September 25, 2020.  LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations.  The Kronos warehouse and slurry facilities located near LPC’s facility were also temporarily closed due to the hurricane, but property damage to these facilities was not significant. Our Chemicals Segment’s 2020 operating income includes immaterial costs related to Hurricane Laura, primarily costs to relocate inventory and modify shipping schedules in order to maintain service levels to customers following the hurricane. We believe insurance (subject to applicable deductibles) will cover a majority of our Chemicals Segment’s losses from the hurricane, including property damage, business interruption losses related to our Chemicals Segment’s share of LPC’s lost production and other costs resulting from the disruption of operations, but no insurance recoveries have yet been recognized as the allowable damage claim amounts are not presently determinable.  On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility.  Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane.  Similar to Hurricane Laura, losses determined to be incurred by LPC and us as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

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

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $2.3 million in 2018, $2.2 million in 2019 and $3.8 million in 2020, which reduced our reported Chemicals Segment’s operating income  as compared to amounts reported by Kronos.

Currency Exchange Rates—– Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our Chemicals Segment’s sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our Chemicals Segment’s sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently our Chemicals Segment’s non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all our Chemicals Segment’s production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our Chemicals Segment’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency and (ii) changes in currency exchange rates during time periods when our Chemicals Segment’s non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates - 2020 vs. 2019
				Translation
				gains	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2019	2020	Change	rate changes	2020 vs. 2019
			(In millions)
Impact on:
Net sales	$-	$-	$-	$9	$9
Operating income	2	(4)	(6)	12	6

The $9 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as euro-denominated sales were translated into more U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $6 million increase in operating income was comprised of the following:

•

Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and

•

Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on operating income in 2020 as compared to 2019.

Impact of changes in currency exchange rates - 2019 vs. 2018
				Translation
				gains/(losses)	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2018	2019	Change	rate changes	2019 vs. 2018
			(In millions)
Impact on:
Net sales	$-	$-	$-	$(49)	$(49)
Operating income	10	2	(8)	5	3

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

The $3 million decrease in operating income was comprised of the following:

•

Lower net currency transaction gains of approximately $8 million  primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by a strengthening  of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by the strengthening of the U.S. dollar relative to the euro as the reduction in net sales caused by such strengthening of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Outlook— In the second half of 2020 our Chemicals Segment’s sales volumes increased from the reduced levels experienced during the first half of the year, primarily during the second quarter. However, the COVID-19 pandemic, including the measures employed to mitigate its spread, continued to impact our Chemicals Segment’s operations through reduced demand for its products and resulted in lower sales and earnings in 2020 than otherwise would have been expected.  Our Chemicals Segment’s manufacturing facilities operated at near planned production rates in the first half of 2020, however, early in the third quarter it decreased production levels to align with demand and market expectations for the near term, and late in the third quarter and into the fourth quarter it began increasing production levels as demand improved.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future.  Government actions in various regions have generally permitted the resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 in certain regions.  As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period of time.  While many of our Chemicals Segment’s products are used by its customers in end-products that thus far have remained in demand across the world economy, we believe overall demand for our Chemicals Segment’s products and its customers’ products will continue to be impacted by reduced economic activity.

Despite negative impacts and continued uncertainty on worldwide gross domestic product from COVID-19, our Chemicals Segment has experienced increasing demand for its products in the second half of 2020 and we expect these demand levels to continue into 2021.  As such we expect our 2021 Chemicals Segment’s sales and operating income to be higher than in 2020, principally as a result of higher average TiO2 selling prices and higher sales volumes.  We also expect our Chemicals Segment’s production volumes in 2021 to be slightly higher as compared to 2020 production volumes in line with expected increased demand for its products.  The full extent of the impact of the COVID-19 pandemic on our Chemicals Segment’s operations will depend on numerous factors, including customer demand for its products, any future disruption in its operations or its suppliers’ operations and the timing and effectiveness of measures deployed to fight COVID-19, all of which are uncertain and cannot be predicted.  Our Chemicals Segment management will continue to monitor current and anticipated near-term customer demand throughout the year and further align its production and inventory levels accordingly.

Our Chemicals Segment experienced increases in its feedstock costs in 2019 and during the first half of 2020 before the costs moderated in the second half of 2020.  We expect our Chemicals Segment’s feedstock costs to remain relatively consistent in 2021 as compared to the average 2020 costs.  To-date, the availability of raw materials has not been adversely impacted by the COVID-19 pandemic.

At the beginning of 2020, our Chemicals Segment’s average TiO2 selling prices were 1% lower than at the beginning of 2019 and average TiO2 selling prices decreased 3% during 2020.  Due to increasing customer demand experienced in the second half of 2020, we expect prices to rise slightly in 2021.

Our Chemicals Segment’s manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19 and are in varying stages of outbreak and recovery. Our Chemicals Segment’s management continues to employ a variety of methods to protect the health and well-being of its workforce and its customers, including the implementation of contact tracing, deep cleaning and disinfecting of facilities, work-from-

home strategies and staggered shift deployment, among other health and safety protocols.  To-date, our Chemicals Segment has had limited cases of COVID-19 among its workforce and all of its facilities have remained open and operational.

Component Products—

Our Component Products Segment experienced normal sales volumes and operations during the first quarter of 2020.  Beginning in late March 2020 as a result of the COVID-19 pandemic, our Component Products Segment began receiving requests from certain customers of both Component Products Segment business units to postpone shipments, in some cases because customers’ production facilities were temporarily closed. The second quarter of 2020 sustained the greatest impact from COVID-19 related order cancellations and delays. In the third and fourth quarters, marine components experienced significant recovery in sales while security products sales generally recovered, though not to pre-pandemic levels.

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

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(Dollars in millions)
Net sales:
Security products	$98.4	$99.3	$87.9	1%	(12)%
Marine components	19.8	24.9	26.6	26%	7%
Total net sales	118.2	124.2	114.5	5%	(8)%
Cost of sales	79.9	85.3	81.7	7%	(4)%
Gross margin	$38.3	$38.9	$32.8	2%	(16)%
Operating income	$17.8	$17.8	$11.8	(1)%	(33)%
Percent of net sales:
Cost of sales	68%	69%	71%
Gross margin	32%	31%	29%
Operating income	15%	14%	10%

Net Sales—Our Component Products Segment’s net sales decreased approximately $9.7 million in 2020 compared to 2019 primarily due to lower security products sales as certain security products market segments were slower to recover from the negative impact of COVID-19, primarily in the second and third quarters, including transportation which had $4.4 million lower sales than the 2019, distribution customers which were $2.5 million lower than 2019, and office furniture which was $1.8 million lower than the same period in 2019.  Lower security product sales were slightly offset by higher marine component sales mainly to the towboat market which increased $2.9 million, primarily for wake enhancement systems and surf pipes to an original equipment boat manufacturer, predominantly in the second half of the year.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Our Component Products Segment’s net sales increased approximately $6.0 million in 2019 compared to 2018 primarily due to higher marine component sales to the towboat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales and Gross Margin—Our Component Products Segment’s cost of sales decreased in 2020 compared to 2019 primarily due to the net effects of lower sales for the security products and higher cost for security products inventory produced during the second and third quarters and sold in the last half of the year.  Security Products inventory produced during the second and third quarters of 2020 had a higher carrying value compared to prior periods due to higher cost per unit of production as a result of lower production volumes during these quarters of 2020.  This negatively impacted our Component Products Segment’s gross margin and operating income margin as this higher cost inventory was sold during the last half of 2020.  Additionally, gross margin and operating income margin were unfavorably impacted by medical costs which increased $2.1 million in 2020 compared to 2019.

Our Component Products Segment’s cost of sales increased in 2019 compared to 2018 due to the effects of increased sales volumes for both the security products and marine components reporting units and increased labor costs at the security products reporting unit.  As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in gross margin percentage at the security products reporting unit in 2019 as compared to 2018

Operating Income—Our Component Products Segment operating income decreased in 2020 compared to 2019.  Operating margin decreased in 2020 compared to 2019 primarily due to the factors impacting cost of sales and gross margin above. Operating costs and expenses consists primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on disposal of property and equipment. Operating costs and expenses decreased $.3 million in 2020 compared to 2019.

Our Component Products Segment operating income decreased in 2019 compared to 2018 primarily due to the decrease in gross margin. Operating costs and expenses increased $.8 million in 2019 compared to 2018.

General— Our Component Products Segment’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our Component Products Segment’s products consist of purchased components and raw materials, some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 43% of our Component Products Segment’s cost of sales in 2020, with commodity-related raw materials accounting for approximately 12% of our cost of sales. During 2019 and 2020, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, remained relatively stable.  Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, also remained relatively stable. While we expect the markets for our Component Products Segment’s primary commodity-related raw materials to remain stable during 2021, we recognize that economic conditions could introduce renewed volatility on these and other manufacturing materials.

Our Component Products Segment occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business – Component Products Segment – CompX International, Inc. - Raw Materials.”

Outlook— In the second half of 2020, our Component Products Segment sales began to recover from the historically low levels experienced during the second quarter, with sales steadily improving for the remainder of the year. The COVID-19 pandemic continues to impact our Component Products Segment’s operations and demand for its products particularly in the transportation, office furniture and distribution markets served by the security products reporting unit. In the second half of the year, our Component Products Segment’s manufacturing operations returned to more normal production rates as demand from its customers began to return, although for the security products reporting unit, below pre-pandemic levels. Our Component Products Segment’s global and domestic supply chains remain intact, and it has experienced minimal supply chain disruptions. The markets our Component Products Segment sells to have recovered to varying degrees, and our Component Products Segment continues to work closely with all its customers and monitors their progress as they continue to adjust their operations. Even with the severe downturn during the second quarter, the marine components reporting unit sales outpaced prior year as demand for recreational boats increased as people sought socially distanced, outdoor activities.  We expect these trends to continue for at least the first part of 2021.

Considerable effort continues at all of our Component Products Segment locations to manage developing COVID-19 conditions including enhanced health and safety protocols and cleaning and disinfecting efforts. Throughout the course of the COVID-19 pandemic, we have focused our efforts on maintaining efficient operations while closely managing our expenses and capital projects. In this regard, we are constantly evaluating our staffing levels and we believe our current staffing levels are aligned with our Component Products Segment’s sales and production forecasts for the first part of 2021.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the gradual resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 cases in certain regions. The success and timing of these mitigating actions will depend in part on continued deployment of effective tools to fight COVID-19, including availability of testing, effective treatments and vaccine distribution, before economic growth is likely to return to pre-pandemic levels. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period.

Based on current conditions, our Component Products Segment expects to report increased revenue and operating income in 2021 compared to 2020 but we do not expect the security products reporting unit to return to pre-pandemic levels experienced in 2019. As noted above, the security products reporting unit production volumes remain below 2019 levels. As a result, we expect to continue to experience the negative impact of higher fixed costs per unit of production during 2021 which will continue to challenge gross margins in the segment. The severity of the impact of COVID-19 on 2021 will depend on customer demand for our Component Products Segment’s products, including the timing and extent to which its customers’ operations continue to be impacted, on customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our Component Products Segment’s operations or its suppliers’ operations, all of which are difficult to predict. Our Component Products Segment’s operations teams meet frequently to ensure we are taking appropriate actions to maintain a safe working environment for all our employees, minimize operational disruptions, manage inventory levels and improve operating margins. It is possible we may temporarily close one or more of our facilities for the health and safety of our employees before the COVID-19 pandemic is over.

Real Estate Management and Development—

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net sales:
Land sales	$32.3	$33.5	$87.0
Water delivery sales	5.6	6.8	7.6
Utility and other	2.1	1.8	1.8
Total net sales	40.0	42.1	96.4
Cost of sales	29.3	30.8	64.9
Gross margin	$10.7	$11.3	$31.5
Operating income	$10.0	$14.8	$47.8

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

Beginning in December 2013 and through the end of 2020, LandWell has closed or entered into escrow on approximately 1,000 acres of the residential/planned community and approximately 70 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect the development work to continue for 5 to 10 years on the rest of the land held for development, especially the remainder of the residential/planned community.

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development segment in 2020 consisted of revenues from land sales. We recognized $87.0 million in revenues on land sales during 2020 compared to $33.5 million in 2019. As noted above, we generally recognize revenue in our residential/planned community over time using cost based input methods (previously known as percentage completion method) and substantially all of the revenue we recognized in 2019 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 965 acres of the residential planned community and certain other acreage which closed in December 2013 and through the end of 2020. Cost of sales related to land sales revenues was $57.9 million in 2020 compared to $24.5 million in 2019. During the fourth quarter of 2020, our Real Estate Management and Development Segment closed on a single parcel for proceeds of approximately $55 million.  The contract for this parcel contained no post-closing obligations therefore we recognized the full $55 million in revenue in 2020.  Excluding the fourth quarter 2020 land sale noted above, land sales revenues declined slightly in 2020 as compared to 2019 primarily due to lower land development spending.  As noted above, land sales are generally recognized over time using cost based inputs and in the second quarter of 2020, in an effort to conserve resources in response to the pandemic, we reduced infrastructure development spending to only those expenditures necessary to fulfill our contractual obligations.  We returned to more normalized infrastructure development spending late in the year. Operating income in 2020 also includes $19.1 million of income related to the recognition of tax increment reimbursement note receivables compared to $8.8 million of such income in 2019, as discussed in Note 7 to our Consolidated Financial Statements.

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

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts.  Water delivery sales were higher in 2020 due to the timing of water delivery to our largest customer.

Outlook— As a result of the COVID-19 pandemic, early in the second quarter of 2020 LandWell began receiving requests from some residential builders to delay or cancel closing on certain parcels in escrow and, as a result, LandWell began delaying or curtailing infrastructure development activities where possible to align with land sales levels and residential builder output. In the second half of

2020 and particularly towards the end of the year, land sales activities increased, including increases in both the number of acres closed and entered into escrow.  Throughout the COVID-19 pandemic, BMI has continued to provide utility and water delivery services to its customers without interruption.  Our Real Estate Management and Development management team remains focused on protecting the health and safety of our employees and contractors including enhanced health and safety protocols.

LandWell is continuing to actively develop and market land it manages, primarily to residential builders, for the residential/planned community in Henderson. If current land sales in escrow close as scheduled, we expect the level of land sales in the near term to continue to be strong; however, we expect land sales revenue in 2021 to be lower than 2020 primarily due to a large amount of revenue in 2020 being related to a single land sale transaction and we would not expect a similar large transaction to occur in 2021. As noted above, we cannot guarantee land held in escrow will close as currently scheduled because builders can generally cancel without financial penalty until shortly before scheduled closing. In addition, several COVID-19 mitigation procedures put into effect by the City of Henderson and utility providers are, in some cases, adding time to the typical permitting and mapping process required to be completed before the necessary approvals can be obtained to close a land sale. In addition, under LandWell’s development agreement with the City of Henderson, the issuance of a specified numbers of housing permits requires LandWell to complete certain large infrastructure projects.  We expect LandWell to be required to begin several of these large projects in 2021 and, as a result, we expect land development costs to increase during 2021.  Because these costs relate to the entirety of the residential/planned community, these costs are not part of the cost based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition.  This spending is expected to be eligible for tax increment reimbursement. Any delays or curtailments in infrastructure development activities will lower the amount of revenue we recognize on previously closed land sales.  In addition, delays or curtailments in infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

General Corporate Items, Interest Expense, Provision for Income Taxes (Benefit), Noncontrolling Interest and Related Party Transactions

Securities Earnings— A significant portion of our interest and dividend income in 2018 relates to the distributions we received from The Amalgamated Sugar Company LLC.  We recognized dividend income from Amalgamated of $16.9 million in 2018.  On August 31, 2018, we sold our interest in Amalgamated for consideration consisting of $12.5 million in cash and the deemed payment in full of our $250 million in loans we owed Snake River Sugar Company. We recognized a $12.5 million securities gain on this transaction.  Securities earnings were significantly lower in 2019 and 2020 as compared to 2018 primarily due to the August 2018 sale of our interest in Amalgamated.  See Note 6 to our Consolidated Financial Statements.

Insurance Recoveries—NL has agreements with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts NL received from these insurance carriers.  NL received insurance recoveries of $5.1 million in 2019 primarily related to a settlement NL reached with one of its insurance carriers in which they agreed to reimburse NL for a portion of NL’s past and future litigation defense costs. In addition, Kronos recognized $2.6 million and $1.5 million of insurance recoveries in 2019 and 2020, respectively, related to a property damage claim.

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

Litigation Settlement Expense–We recognized a pre-tax litigation settlement expense of $62.0 million and $19.3 million in the second quarter of 2018 and 2019, respectively, related to NL’s lead pigment litigation in California. See Note 18 to our Consolidated Financial Statements.

Other Components of Net Periodic Pension Expense—We recognized other components of net periodic pension expense of $20.1 million in 2020, $16.5 million in 2019 and $14.5 million in 2018.  The change in expense is primarily due to pension costs as a result of actuarial amortizations and expected returns on plan assets.  See Note 11 to our Consolidated Financial Statements.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries— Our subsidiaries Kronos and NL hold shares of our common stock.  As discussed in Note 16 to our Consolidated Financial Statements, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis.  The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our consolidated balance sheet at fair value.   Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss.  Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  The $1.7 million, $.2 million and $12.2 million loss recognized in our Consolidated Financial Statements in 2020, 2019 and 2018, respectively, represents the unrealized loss in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Other General Corporate Items— Corporate expenses were 9% lower at $34.3 million in 2020 compared to $37.5 million in 2019 primarily due to lower litigation and related costs partially offset by higher environmental remediation and related costs. Included in corporate expense are:

●	litigation and related costs at NL of $1.9 million in 2020 compared to $4.0 million in 2019; and
●	environmental remediation and related costs of $.7 million in 2020 compared to $.3 million in 2019.

Corporate expenses were 12% lower at $37.5 million in 2019 compared to $42.4 million in 2018 primarily due to lower litigation and related costs and lower environmental remediation and related costs.  Included in corporate expense are:

●	litigation and related costs at NL of $4.0 million in 2019 compared to $6.2 million in 2018; and
●	environmental remediation and related costs of $.3 million in 2019 compared to $3.1 million 2018.

Overall, we currently expect that our net general corporate expenses in 2021 will be higher than 2020 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 18 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2021, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2021, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

Interest Expense— Interest expense decreased to $36.2 million in 2020 from $40.8 million in 2019 primarily due to lower 2020 average debt levels and lower average interest rates on variable-rate indebtedness.  Interest expense decreased to $40.8 million in 2019 from $55.7 million in 2018 primarily due to the net effects of lower 2019 average debt levels due to the deemed redemption of the Snake River promissory notes in August 2018 and higher average interest rates on variable-rate indebtedness.

We expect interest expense will be lower in 2021 as compared to 2020 due to lower average balances of outstanding borrowings and consistent average rates.  See Note 19 to our Consolidated Financial Statements.

Provision for Income Taxes (Benefit)—We recognized income tax expense of $15.9 million in 2020 compared to income tax expense of $26.5 million in 2019. The decrease is primarily due to the jurisdictional mix of earnings in 2020.  We recognized income tax expense of $26.5 million in 2019 compared to an income tax benefit of $30.7 million in 2018.  As discussed in Note 14 to our Consolidated Financial Statements, the difference is primarily due to the third quarter 2018 recognition of a change in the deferred income tax liability related to our investment in Kronos as a result of the 2017 Tax Act and the effect of lower income from operations in 2019.

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

●

an aggregate non-cash deferred income tax benefit of $112 million in 2018 related to a change in the deferred income tax liability related to our investment in Kronos, net of the revaluation of such change resulting from the reduction in the U.S. federal corporate tax rate as a result of the 2017 Tax Act;

●

a $1.8 million non-cash deferred income tax benefit related to a decrease in our effective state income tax rate; this decrease is a direct result of the sale of our interest in Amalgamated which will reduce the number of state jurisdictions in which we are required to file;

●	a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between Kronos’ German and Canadian subsidiaries; and
●	a $4.0 million current cash income tax expense related to tax on GILTI.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions.  Generally, our consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  However, in 2020 our consolidated effective income tax rate is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

Our consolidated effective income tax rate in 2021 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations due to the expected mix of earnings.

See Note 14 to our Consolidated Financial Statements for more information about our 2020 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit).

Discontinued Operations—On January 26, 2018, we completed the sale of the Waste Management Segment to JFL-WCS Partners, LLC, an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of the Waste Management Segment's third-party indebtedness and other liabilities. We recognized a pre-tax gain of approximately $58 million on the transaction in the first quarter of 2018. We recognized an additional pre-tax gain of approximately $4.9 million in the fourth quarter of 2020 related to proceeds received from JFL Partners to settle an earn-out provision in the sale agreement.  Amounts related to our former Waste Management Segment are classified as part of discontinued operations.  See Note 3 to our Consolidated Financial Statements for additional information.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest in operations of subsidiaries increased from 2019 to 2020 primarily due to changes in operating income at LandWell and decreased from 2018 to 2019 primarily due to changes in operating income at Kronos.

Related Party Transactions—We are a party to certain transactions with related parties. See Note 17 to our Consolidated Financial Statements.

Foreign Operations

We have substantial operations located outside the United States, principally our Chemicals Segment’s operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates.  At December 31, 2020, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

We believe the most critical accounting policies and estimates involving significant judgment primarily relate to goodwill, long-lived assets, revenue recognized over time using cost based inputs, defined benefit pension plans, income taxes and litigation and environmental liabilities.

Goodwill—Our net goodwill totaled $379.7 million at December 31, 2020 primarily resulting from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

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

For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment. We also consider control premiums when assessing fair value. When we performed our annual goodwill impairment test in the third quarter of 2020 for our Chemicals Segment goodwill we concluded there was no impairment of such goodwill.  However, future events and circumstances could change (i.e. a significant decline in quoted market prices) and result in a materially different finding which could result in the recognition of a material impairment with respect to such goodwill.

Substantially all of the goodwill for our Component Products Segment relates to its security products reporting unit. In 2020, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not that the fair value of the security products reporting unit exceeded its carrying amount.

Long-lived assets—The net book value of our property and equipment totaled $590.4 million at December 31, 2020. We assess property and equipment for impairment only when circumstances indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2020 because no such impairment indicators were present.

Revenue recognized over time using cost based inputs (formerly percentage completion revenue recognition)—Certain real estate land sales by our Real Estate Management and Development Segment (generally land sales associated with our residential/planned community) require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price.  Generally, all of the land sales associated with the residential/planned community have been recognized over time using cost based inputs of accounting in accordance with ASC 606.  Under such method, revenues and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred.  Such costs incurred and total estimated costs include amounts specifically identifiable with the parcels sold as well as certain development costs for the entire residential/planned community which are allocated to the parcels sold under applicable GAAP. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period.  The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.

Defined benefit pension plans—We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements.  We recognized consolidated defined benefit pension plan expense of $26.9 million in 2018, $29.6 million in 2019 and $33.8 million on 2020.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $19.9 million in 2018, $19.4 million in 2019 and $18.4 million in 2020.

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

At December 31, 2020, approximately 70%, 13%, 7% and 6% of the projected benefit obligations related to our plans in Germany, Canada, the U.S. and Norway, respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2018 and expense in 2019	Obligations at December 31, 2019 and expense in 2020	Obligations at December 31, 2020 and expense in 2021
Kronos and NL Plans:
Germany	1.8%	1.0%	.7%
Canada	3.5%	3.0%	2.4%
Norway	2.5%	2.3%	1.7%
U.S.	4.1%	3.1%	2.2%

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

At December 31, 2020, the fair value of plan assets for all defined benefit plans comprised $53.3 million related to U.S. plans and $494.8 million related to non-U.S. plans. Substantially all of plan assets attributable to foreign plans related to plans maintained by Kronos, and approximately 70% and 30% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2020, approximately 53%, 21%, 10% and 10% of the plan assets related to our plans in Germany, Canada, Norway and the U.S, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2018, 2019 and 2020 were as follows:

	2018	2019	2020
Kronos and NL plans:
Germany	2.0%	2.3%	1.0%
Canada	4.2%	4.0%	3.5%
Norway	4.0%	4.0%	4.0%
U.S.	7.5%	5.5%	4.5%

Our long-term rate of return on plan asset assumptions in 2021 used for purposes of determining our 2021 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 2.0%, 3.1%, 2.8% and 4.0%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2021, we expect our defined benefit pension expense will approximate $32 million in 2021.  In comparison, we expect to be required to contribute approximately $18 million to such plans during 2021.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2020, our aggregate projected benefit obligations would have increased by approximately $42 million at that date and our defined benefit pension expense would be expected to increase by approximately $2 million during 2021.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2021.

Income taxes— We operate globally through our Chemicals Segment and the calculation of our provision for income taxes and our deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across our Chemicals Segment’s global operations. Our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which we operate. Significant judgments and estimates are required in determining our consolidated provision for income taxes due to the global nature of our Chemicals Segment’s operations. Our provision for income taxes and deferred tax assets and liabilities reflect our best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

For example, at December 31, 2020 our Chemicals Segment has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $531 million for German corporate tax purposes) and in Belgium (the equivalent of $20 million for Belgian corporate tax purposes). At December 31, 2020, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Contingencies—We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. We record accruals for these environmental, legal and other contingencies and commitments when such contingencies become probable, and amounts can be reasonably estimated.  However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2020 we have recorded total accrued environmental liabilities of $98.6 million.

Obligations for environmental remediation and related costs are difficult to assess, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2021, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities—

Trends in cash flows as a result of our operating income (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.  In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our Chemicals Segment’s non-U.S. subsidiaries.  For example, during 2020, relative changes in currency exchange rates resulted in a $13.8 million increase in the reported amount of our cash, cash equivalents and restricted cash compared to a $2.3 million decrease in 2019 and a $14.4 million decrease in 2018.

Cash flows from operating activities decreased to $152.2 million in 2020 from $177.2 million in 2019. This $25.0 million decrease in cash provided by operations was primarily due to the net effect of the following items:

●	consolidated operating income of $186.1 million in 2020, a decline of $6.6 million compared to operating income of $192.7 million in 2019;
●

changes in receivables, inventories, payables and accrued liabilities in 2020 used $33.5 million in net cash compared to $7.1 million in net cash used in 2019, an increase in the amount of cash used of $26.4 million compared to 2019, primarily due to the relative changes in our inventories, receivables, prepaids, land held for development, payables and accruals; and

●	lower net cash paid for income taxes in 2020 of $9.3 million due to the timing of tax payments.

Cash flows from operating activities increased to $177.2 million in 2019 from $165.5 million in 2018. This $11.7 million increase in cash provided by operations was primarily due to the net effect of the following items:

●	consolidated operating income of $192.7 million in 2019, a decline of $178.0 million compared to operating income of $370.7 million in 2018;

●

lower net cash paid for income taxes in 2019 of $35.1 million due to the timing of tax payments as well as the aggregate $11.9 million we paid in 2018 related to the Transition Tax provisions of the 2017 Tax Act;

●	lower cash paid for interest in 2019 of $16.0 million, primarily due to the redemption of the Snake River promissory notes in August 2018;
●	lower net distributions to our TiO2 manufacturing joint venture in 2019 of $13.3 million, primarily due to the timing of the joint venture’s working capital needs; and
●

changes in receivables, inventories, payables and accrued liabilities in 2019 used $7.1 million in net cash compared to $89.6 million in net cash used in 2018, a decrease in the amount of cash used of $82.5 million compared to 2018, primarily due to the relative changes in our inventories, receivables, prepaids, land held for development, payables and accruals.

Changes in working capital were affected by accounts receivable and inventory changes, as shown below:

●	Kronos’ average days sales outstanding (“DSO”) was lower from December 31, 2019 to December 31, 2020, primarily due to the relative changes in the timing of collections.
●

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2019 to December 31, 2020 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the fourth quarter of 2020; which was not the case in the fourth quarter of 2019.

●	CompX’s average DSO decreased from December 31, 2019 to December 31, 2020 primarily as a result of the timing of sales and collections in the last month of 2020 as compared to 2019.
●	CompX’s average DSI decreased from December 31, 2019 to December 31, 2020 primarily as a result of rapid sales growth in the fourth quarter of 2020.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31, 2018	December 31, 2019	December 31, 2020
Kronos:
Days sales outstanding	76 days	71 days	68 days
Days sales in inventory	113 days	83 days	74 days
CompX:
Days sales outstanding	40 days	36 days	33 days
Days sales in inventory	80 days	81 days	75 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Cash provided by (used in) operating activities:
Kronos	$188.4	$160.2	$102.5
Valhi exclusive of subsidiaries	37.4	38.3	57.2
CompX	17.7	18.5	14.9
NL exclusive of subsidiaries	.3	10.8	7.3
Waste Control Specialists(1)	2.3	-	-
Tremont	5.8	27.0	36.7
BMI	2.9	30.2	39.0
LandWell	10.4	38.8	81.9
Eliminations and other	(99.7)	(146.6)	(187.3)
Total	$165.5	$177.2	$152.2
(1)	Discontinued operations

Investing Activities—

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

During 2020 we:

●	had proceeds from the settlement of an earn-out provision related to the 2018 sale of our Waste Management Segment of $4.9 million; and
●	had net proceeds of $.9 million of marketable securities.

During 2019 we:

●	had proceeds from the sale of land not used in our operations of $4.6 million in the third quarter;
●	had cash proceeds from the sale of NL’s insurance and risk management business of $2.9 million in the fourth quarter;
●	received $2.6 million from an insurance settlement related to a property damage claim in the fourth quarter; and
●	had net purchases of $.6 million of marketable securities.

During 2018 we:

●	had net proceeds (excluding Amalgamated) of $1.3 million of marketable securities;
●	had proceeds from the sale of land not used in our operations of $19.5 million in the first quarter; and
●	received $12.5 million as part of the sale of our investment in Amalgamated in the third quarter.

Financing Activities –

During 2020:

●	we repaid $42.3 million on Valhi’s credit facility with Contran;
●	Kronos acquired 122,489 shares of its common stock for an aggregate purchase price of $1.0 million; and
●	we repaid $11.6 million under Tremont’s promissory note payable and deferred payment obligation.

During 2019:

●	we repaid a net $1.3 million on Valhi’s credit facility with Contran;
●	Kronos acquired 264,992 shares of its common stock for an aggregate purchase price of $3.1 million; and
●	we repaid $7.4 million under Tremont’s promissory note payable.

During 2018, we:

●	repaid a net $6.3 million on Valhi’s credit facility with Contran; and
●	repaid $3.7 million under Tremont’s promissory note payable.

We paid aggregate cash dividends on our common stock of $27.1 million in each of 2018 and 2019 and $13.6 million in 2020.  Distributions to noncontrolling interest in 2018, 2019 and 2020 are primarily comprised of: CompX dividends paid to shareholders other than NL; Kronos dividends paid to shareholders other than us and NL, and BMI and LandWell dividends paid to shareholders other than us.

Outstanding Debt Obligations

At December 31, 2020, our consolidated indebtedness was comprised of:

●	Valhi’s $270.7 million outstanding on its $320 million credit facility with Contran which is due no earlier than December 31, 2022;
●	€400 million aggregate outstanding on Kronos’ 3.75% Senior Secured Notes ($485.7 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
●	$16.9 million on BMI’s bank loan ($16.3 million carrying amount, net of debt issuance costs) due June 2032;
●	$14.2 million on LandWell’s bank loan due April 2036; and
●	approximately $1.7 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos’ North American and European revolvers contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.  The terms of all of our debt instruments (including revolving lines of credit for which we have no outstanding borrowings at December 31, 2020) are discussed in Note 9 to our Consolidated Financial Statements.  We are in compliance with all of our debt covenants at December 31, 2020.  We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2021) and long-term obligations (defined as the five-year period ending December 31, 2025). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2020, we had credit available under existing facilities of $267.2 million, which was comprised of:

●	$110.3 (1) million under Kronos’ European revolving credit facility;
●	$107.6 million under Kronos’ North American revolving credit facility; and
●	$49.3 (2) million under Valhi’s Contran credit facility.

(1)	Based on Kronos’ EBITDA over the last twelve months ending December 31, 2020, the full €90.0 million amount is available for borrowing at December 31, 2020.
(2)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2020, we had an aggregate of $577.5 million of restricted and unrestricted cash, cash equivalents and marketable securities attributable to continuing operations. A detail by entity is presented in the table below.

	Total amount	Held outside U.S.
	(In millions)
Kronos	$362.0	$162.4
CompX	70.6	—
NL exclusive of its subsidiaries	94.6	—
BMI	21.1	—
Tremont exclusive of its subsidiaries	9.1	—
LandWell	20.0	—
Valhi exclusive of its subsidiaries	.1	—
Total cash and cash equivalents, restricted cash and marketable securities	$577.5	$162.4

Following the implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Capital Expenditures and Other Investments—

We currently expect our aggregate capital expenditures for 2021 will be approximately $93 million as follows:

●	$85 million by our Chemicals Segment, including approximately $23 million in the area of environmental compliance, protection and improvement;
●	$4 million by our Component Products Segment; and
●	$4 million by our Real Estate Management and Development Segment.

In addition, LandWell expects to spend approximately $34 million on land development costs during 2021 (which are included in the determination of cash provided by operating activities).

Capital spending for 2021 is expected to be funded primarily through cash generated from operations and borrowing under existing credit facilities. Planned capital expenditures in 2021 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

Repurchases of our Common Stock and Common Stock of our Subsidiaries—

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2020, we had approximately .3 million shares available for repurchase of our common stock under the authorizations described in Note 16 to our Consolidated Financial Statements.

Prior to 2018, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos uses cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to Kronos’ treasury shares and subsequently cancelled upon approval of the Kronos board of directors.  Kronos did not make any repurchases under the plan during 2018. In 2019, Kronos acquired 264,992 shares of its common stock in market transactions for an aggregate purchase price of $3.0 million and subsequently cancelled all of such shares. In 2020, Kronos acquired 122,489 shares of its common stock in market transactions for an aggregate purchase price of $1.0 million and subsequently cancelled all of such shares. At December 31, 2020 approximately 1.56 million shares are available for repurchase.

Prior to 2018, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX will generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2018, 2019 and 2020, and at December 31, 2020 approximately 678,000 shares were available for purchase under these authorizations.

Dividends—

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.18 per share in each quarter of 2020 for which we received $41.8 million.  In February 2021 the Kronos Board of Directors approved a regular quarterly dividend of $.18 per share. If Kronos were to pay its $.18 per share dividend in each quarter of 2021 based on the 58.0 million shares we held of Kronos common stock at December 31, 2020, we would receive aggregate annual regular dividends from Kronos of $41.8 million.  NL paid a regular quarterly dividend of $.04 per share in 2020 for which we received $6.5 million. In March 2021 the NL Board of Directors approved a quarterly dividend of $.06 per share. If NL were to pay its $.06 per share dividend in each quarter of 2021 based on the 40.4 million shares we hold of NL common stock at December 31, 2020, we would receive annual dividends from NL of $9.7 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $5.7 million in 2018, $29.1 million in 2019 and $43.0 million in 2020.  We do not know if we will receive distributions from BMI and LandWell during 2021.  All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

Prior to 2018, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos Worldwide, Inc. held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.    The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. There is $.5 million outstanding under this facility at December 31, 2020. We eliminate any such intercompany borrowings in our Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $40 million. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2022. We had gross borrowings of $2.6 million and gross repayments of $16.2 million with Kronos during 2018 and there was no outstanding balance at December 31, 2018. We had gross borrowings of $16.6 million and gross repayments of $16.6 million with Kronos during 2019 and there was no outstanding balance at December 31, 2019. We had no borrowings with Kronos in 2020 and we could borrow the full $40.0 million under our current intercompany facility with Kronos at December 31, 2020.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

Prior to 2018 we entered into an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We eliminate these intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2022. We had gross borrowings of $52.8 million and gross repayments of $51.0 million with CompX for a total outstanding balance of $40.0 million at December 31, 2018. We had gross borrowings of $34.6 million and gross repayments of $40.8 million with CompX for a total outstanding balance of $33.8 million at December 31, 2019.  We had gross borrowings of $29.1 million and gross repayments of $33.4 million with CompX for a total outstanding balance of $29.5 million at December 31, 2020. We could borrow an additional $10.5 million under our current intercompany facility with CompX at December 31, 2020.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements.

Commitments and Contingencies

We are subject to certain commitments and contingencies, as more fully described in the Notes to our Consolidated Financial Statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including:

●	certain income contingencies in various U.S. and non-U.S. jurisdictions;
●	certain environmental remediation matters involving NL and BMI;
●	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
●	certain other litigation to which we are a party.

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

As more fully described in the Notes 7, 9, 18 and 19 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 18 to our Consolidated Financial Statements and above in “Business—Chemicals Segment—Kronos Worldwide, Inc.—Raw Materials.” The following table summarizes our contractual commitments as of December 31, 2020 by the type and date of payment.

	Payment due date
		2022/	2024/	2026 and
Contractual commitment	2021	2023	2025	after	Total
	(In millions)
Indebtedness (1):
Principal	$2.3	$275.3	$494.4	$21.9	$793.9
Interest payments	31.5	51.1	33.9	5.2	121.7
Operating leases (2)	7.4	6.8	3.1	20.1	37.4
Kronos’ long-term supply contracts to purchase TiO2 feedstock (3)	483.5	690.1	—	—	1,173.6
Kronos’ long-term service and other supply contracts (4)	33.6	36.7	12.5	3.3	86.1
CompX’s raw material and other purchase commitments (5)	13.1	—	—	—	13.1
Fixed asset acquisitions (2)	23.6	—	—	—	23.6
BMI and LandWell purchase commitments (6)	21.7	3.7	—	—	25.4
Deferred payment obligation (7)	—	—	1.3	—	1.3
Litigation settlement (8)	12.0	24.0	28.7	—	64.7
Estimated tax obligations (9)	23.9	17.1	33.3	—	74.3
Total	$652.6	$1,104.8	$607.2	$50.5	$2,415.1
(1)

The amount shown for indebtedness involving revolving credit facilities is based upon the actual amount outstanding at December 31, 2020, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2020 interest rate, and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The timing and amount shown for principal payments on indebtedness is based on the mandatory contractual principal repayments schedule of such indebtedness, and assumes no voluntary principal prepayments. See Item 7A— “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to our Consolidated Financial Statements.

(2)	The timing and amount shown for our operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.
(3)

Our contracts for the purchase of TiO2 feedstock contain fixed quantities of ore that we are required to purchase, or specify a range of quantities within which we are required to purchase based on our feedstock requirements.  The pricing under these agreements is generally negotiated quarterly or semi-annually. The timing and amount shown for our commitments related to the supply contracts for TiO2 feedstock are based upon our current estimate of the quantity of material that will be purchased in each time period shown, the payment that would be due based upon such estimated purchased quantity and an estimate of the prices for the various suppliers which is primarily based on first half 2021 pricing.  The actual amount of material purchased and the actual amount that would be payable by us, may vary from such estimated amounts.  The amounts shown in the table above include the feedstock ore requirements from contracts we entered into through February 2021.

(4)

The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2020 exchange rates.  See Note 18 to our Consolidated Financial Statements.

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
(9)

The amount shown for estimated tax obligations in 2020 is the consolidated amount of income taxes payable at December 31, 2020, which is assumed to be paid during 2021 and includes taxes payable, if any, to Contran as a result of our being a member of the Contran Tax Group and the amount of Transition Tax assumed to be paid in 2021.  The amounts shown for estimated tax obligations in 2022 and thereafter relate to the Transition Tax which will be paid in the years indicated above.   See Notes 1 and 14 to our Consolidated Financial Statements.

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

●

Amounts we might pay to fund our defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Our defined benefit pension plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements. We currently expect we will be required to contribute an aggregate of approximately $18 million to our defined benefit pension plans during 2021.

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

At December 31, 2019 and 2020 our aggregate indebtedness was split between 66% of fixed-rate instruments and 34% of variable-rate borrowings. The fixed-rate debt instruments minimize earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2020.

	Indebtedness* Amount
	Carrying value	Fair value	Year end interest rate	Maturity date
	(In millions)
Fixed-rate indebtedness:
Kronos fixed-rate Senior Notes	$485.7	499.9	3.75%	2025
BMI bank note payable	16.3	16.9	5.34	2032
LandWell bank note payable	14.2	14.2	4.76	2036
Total fixed-rate indebtedness	$516.2	$531.0	3.83
Variable-rate indebtedness:
Valhi Contran credit facility	$270.7	$270.7	4.25%	2022
*	Excludes capital lease obligations.

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

Also, we are subject to currency exchange rate risk associated with Kronos’ Senior Notes, as such indebtedness is denominated in the euro.  At December 31, 2020, we had the equivalent of $490.4 million outstanding under Kronos’ euro-denominated Senior Notes (exclusive of unamortized debt issuance costs.)  The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $49 million.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2019 and 2020.

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

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and James W. Brown, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of our  registered public accounting firm regarding the effectiveness of our internal control over financial reporting as of December 31, 2020. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this  Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting—

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications—

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE.  During 2020, our chief executive officer filed such annual certification with the NYSE.  The 2020 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2020 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2021 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2021 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2021 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2021 proxy statement. See also Note 17 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2021 proxy statement.

PART IV

ITEM 15.	EXHIBITS

(a) and (c) Financial Statements

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b) Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2020.

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

3.1

Restated Third Amended and Restated Certificate of Incorporation of Valhi, Inc., as amended by Certificate of Amendment filed on May 29, 2020 (effective June 1, 2020) and by Certificate of Elimination of the 6% Series A Preferred Stock filed on August 10, 2020 —incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2020.

3.2	Amended and Restated By-Laws of Valhi, Inc. —incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 1-5467) dated March 4, 2021.

4.1	Description of Capital Stock —incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K dated March 11, 2019 (file No. 1-5467) and filed on March 11, 2019.
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

10.5

Tax Agreement between Valhi, Inc. and Contran Corporation dated January 1, 2020 incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K (file No. 1-5467) for the year ended December 31, 2019.

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

Item No.	Exhibit Index
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

10.22**

Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2020 in the principal amount of $320.0 million executed by Valhi, Inc. and payable to the order of Contran Corporation.

10.23

Collateral Agreement dated March 12, 2013 between Valhi, Inc. and Contran Corporation —incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2018 (file No. 1-5467) filed on March 11, 2019.

21.1**	Subsidiaries of Valhi, Inc.
23.1**	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements
31.1**	Certification
31.2**	Certification
32.1**	Certification
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

Item No.	Exhibit Index
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase
*	Management contract, compensatory plan or agreement.
**	Filed herewith.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC. (Registrant)
By:	/s/ Robert D. Graham
Robert D. Graham, March 11, 2021
(Vice Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ Robert D. Graham
Loretta J. Feehan, March 11, 2021 (Chair of the Board (non-executive))	Robert D. Graham, March 11, 2021 (Vice Chairman of the Board, President and Chief Executive Officer)
/s/ Thomas E. Barry	/s/ James W. Brown
Thomas E. Barry, March 11, 2021 (Director)	James W. Brown, March 11, 2021 (Executive Vice President and Chief Financial Officer)
/s/ Terri L. Herrington	/s/ Amy Allbach Samford
Terri L. Herrington, March 11, 2021 (Director)	Amy Allbach Samford, March 11, 2021 (Vice President and Controller)
/s/ W. Hayden McIlroy
W. Hayden McIlroy, March 11, 2021 (Director)
/s/ Mary A.Tidlund
Mary A. Tidlund, March 11, 2021 (Director)

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

We have omitted all financial statement schedules because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Valhi, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valhi, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting  but not for the purpose of expressing our opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes -- Chemicals Segment

As described in Note 14 to the consolidated financial statements, the Company recorded a provision for income taxes of $15.9 million and recorded noncurrent deferred tax asset and deferred tax liability amounts of $120.2 million and $29.6 million, respectively, for the year ended December 31, 2020. As disclosed by management, the Company operates globally through its Chemicals Segment. The calculation of the Company’s provision for income taxes and its deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across the Chemicals Segment’s global operations.  The Company’s effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which it operates. Significant judgments and estimates are required by management in determining the Company’s consolidated provision for income taxes due to the global nature of the Chemicals Segment’s operations. The Company's provision for income taxes and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

The principal considerations for our determination that performing procedures relating to income taxes for the Chemicals Segment is a critical audit matter are the significant judgment by management when developing the estimate of current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to the recognition and measurement of deferred tax assets and liabilities and management's assessment of the estimated current and future taxes to be paid, including evaluating management’s interpretation of tax laws and regulations in jurisdictions in which the Chemicals Segment operates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including controls over the identification, completeness, and recognition of permanent and temporary differences within jurisdictions in which the Chemicals Segment operates, the recognition and measurement of deferred tax assets and liabilities, the application of tax laws and regulations in the various jurisdictions in which the Chemicals Segment operates, the rate reconciliation and the provision to tax return reconciliation. These procedures also included, among others, (i) evaluating the provision for income taxes, including the accuracy of the underlying information used in the calculation by jurisdiction, as well as the reasonableness of management's judgments and estimates in the application of tax laws and regulations in certain jurisdictions in which the Chemicals Segment operates; (ii) testing the current and deferred income tax provision, including evaluating permanent and temporary differences within certain jurisdictions and management's assessment of the technical merits of the differences; (iii) performing procedures over the Company's rate reconciliation; and (iv) testing the reconciliation of the provision to the tax returns.

Environmental Remediation and Related Matters -- NL Industries, Inc.

As described in Note 18 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where NL Industries, Inc. (“NL”), a majority-owned subsidiary of the Company, has been named as a potentially responsible party (PRP) or defendant.  As of December 31, 2020, management accrued approximately $93 million related to approximately 32 of NL’s sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

The principal considerations for our determination that performing procedures relating to environmental remediation and related matters is a critical audit matter are the significant judgment by management when assessing the accruals and the potential range of the Company’s liabilities and when determining whether estimated future expenditures are probable and reasonably estimable, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to management’s assessment of the accruals and the potential range of the liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of NL’s environmental remediation and related matters (including costs and estimates associated with damages for property damage and/or damages for injury to natural resources), including controls over determining whether estimated future expenditures are probable and reasonably estimable, as well as the related financial statement disclosures. These procedures also included, among others, (i) obtaining the rollforward of NL’s environmental accrual activity for each matter and, for a sample of sites, reviewing and discussing site activity with management, (ii) obtaining and evaluating responses to letters of audit inquiry from NL’s internal and external legal counsel, and (iii) evaluating the sufficiency of the Company’s environmental remediation and related matters disclosures related to NL.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2021

We have served as the Company's auditor since 1987.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,
	2019	2020
Current assets:
Cash and cash equivalents	$523.8	$518.6
Restricted cash equivalents	27.0	13.9
Marketable securities	2.1	4.4
Accounts and other receivables, net	314.0	332.1
Refundable income taxes	7.9	5.7
Receivables from affiliates	7.3	4.5
Inventories, net	522.1	538.2
Other current assets	21.2	36.0
Total current assets	1,425.4	1,453.4

Other assets:
Marketable securities	6.2	2.9
Investment in TiO2 manufacturing joint venture	90.2	103.3
Goodwill	379.7	379.7
Deferred income taxes	106.0	120.2
Pension asset	7.4	8.4
Other assets	216.5	231.0
Total other assets	806.0	845.5

Property and equipment:
Land	46.2	49.6
Buildings	248.0	268.7
Equipment	1,166.0	1,234.8
Mining properties	26.2	30.2
Construction in progress	62.7	64.5
	1,549.1	1,647.8
Less accumulated depreciation and amortization	986.1	1,057.4
Net property and equipment	563.0	590.4
Total assets	$2,794.4	$2,889.3

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2019	2020
Current liabilities:
Current maturities of long-term debt	$4.9	$2.4
Accounts payable	144.7	117.6
Accrued liabilities	130.5	143.0
Accrued litigation settlement	11.8	11.8
Payables to affiliates	20.4	27.6
Income taxes	10.2	15.7
Total current liabilities	322.5	318.1

Noncurrent liabilities:
Long-term debt	789.4	786.2
Deferred income taxes	38.1	29.6
Payables to affiliates	56.3	50.4
Long-term litigation settlement	60.1	49.4
Accrued pension costs	315.6	379.0
Accrued environmental remediation and related costs	95.2	95.2
Other liabilities	137.1	174.5
Total noncurrent liabilities	1,491.8	1,564.3

Equity:
Preferred stock, $.01 par value; 5,000 and nil shares authorized; 5,000 and nil shares issued	667.3	-
Common stock, $.01 par value; 500.0 million and 50.0 million shares authorized; 29.6 million shares issued and outstanding	.3	.3
Additional paid-in capital	3.3	668.3
Retained earnings	239.4	282.9
Accumulated other comprehensive loss	(220.7)	(219.4)
Treasury stock, at cost - 1.1 million shares	(49.6)	(49.6)
Total Valhi stockholders' equity	640.0	682.5
Noncontrolling interest in subsidiaries	340.1	324.4
Total equity	980.1	1,006.9
Total liabilities and equity	$2,794.4	$2,889.3

Commitments and contingencies (Notes 9, 14, 17 and 18)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years ended December 31,
	2018	2019	2020
Revenues and other income:
Net sales	$1,820.1	$1,897.5	$1,849.7
Other income, net	69.2	40.9	28.4
Total revenues and other income	1,889.3	1,938.4	1,878.1

Cost and expenses:
Cost of sales	1,210.9	1,462.9	1,437.6
Selling, general and administrative	310.0	294.2	283.6
Litigation settlement expense, net	62.0	19.3	-
Other components of net periodic pension expense	14.5	16.5	20.1
Interest	55.7	40.8	36.2
Total costs and expenses	1,653.1	1,833.7	1,777.5
Income from continuing operations before income taxes	236.2	104.7	100.6
Income tax expense (benefit)	(30.7)	26.5	15.9
Net income from continuing operations	266.9	78.2	84.7
Income from discontinued operations, net of tax	34.1	-	4.3
Net income	301.0	78.2	89.0
Noncontrolling interest in net income of subsidiaries	38.8	29.0	33.8
Net income attributable to Valhi stockholders	$262.2	$49.2	$55.2

Amounts attributable to Valhi stockholders:
Income from continuing operations	$228.1	$49.2	$50.9
Income from discontinued operations	34.1	-	4.3
Net income attributable to Valhi stockholders	$262.2	$49.2	$55.2

Basic and diluted net income per share:
Income from continuing operations	$8.00	$1.73	$1.79
Income from discontinued operations	1.20	-	.15
Net income per basic and diluted share	$9.20	$1.73	$1.94

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2018	2019	2020
Net income	$301.0	$78.2	$89.0
Other comprehensive income (loss), net of tax:
Currency translation	(29.4)	(1.8)	12.5
Defined benefit pension plans	(6.8)	(17.3)	(10.4)
Other	(.9)	(.8)	(.7)
Total other comprehensive income (loss), net	(37.1)	(19.9)	1.4
Comprehensive income	263.9	58.3	90.4
Comprehensive income attributable to noncontrolling interest	29.0	23.5	33.9
Comprehensive income attributable to Valhi stockholders	$234.9	$34.8	$56.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2018, 2019 and 2020

(In millions)

	Valhi Stockholders' Equity
					Accumulated
			Additional	Retained	other		Non-
	Preferred	Common	paid-in	earnings	comprehensive	Treasury	controlling	Total
	stock	stock	capital	(deficit)	income (loss)	stock	interest	equity

Balance at December 31, 2017	$667.3	$.3	$3.3	$(17.9)	$(179.0)	$(49.6)	$342.3	$766.7
Change in accounting principle - ASU 2014-09	-	-	-	2.7	-	-	2.3	5.0
Balance at January 1, 2018, as adjusted	667.3	.3	3.3	(15.2)	(179.0)	(49.6)	344.6	771.7
Net income	-	-	-	262.2	-	-	38.8	301.0
Cash dividends - $.96 per share	-	-	(.4)	(26.7)	-	-	-	(27.1)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(20.1)	(20.1)
Other comprehensive income, net	-	-	-	-	(27.3)	-	(9.8)	(37.1)
Equity transactions with noncontrolling interest, net	-	-	.4	-	.1	-	.1	.6
Balance at December 31, 2018	667.3	.3	3.3	220.3	(206.2)	(49.6)	353.6	989.0
Net income	-	-	-	49.2	-	-	29.0	78.2
Cash dividends - $.96 per share	-	-	(.3)	(26.9)	-	-	-	(27.2)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(37.7)	(37.7)
Other comprehensive loss, net	-	-	-	-	(14.5)	-	(5.4)	(19.9)
Equity transactions with noncontrolling interest, net	-	-	.3	(3.2)	-	-	.6	(2.3)
Balance at December 31, 2019	667.3	.3	3.3	239.4	(220.7)	(49.6)	340.1	980.1
Net income	-	-	-	55.2	-	-	33.8	89.0
Cash dividends - $.48 per share	-	-	(2.2)	(11.4)	-	-		(13.6)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(49.4)	(49.4)
Other comprehensive loss, net	-	-	-	-	1.3	-	.1	1.4
Contribution of preferred stock	(667.3)	-	667.3	-	-	-	-	-
Equity transactions with noncontrolling interest, net	-	-	(.1)	(.3)	-	-	(.2)	(.6)
Balance at December 31, 2020	$-	$.3	$668.3	$282.9	$(219.4)	$(49.6)	$324.4	$1,006.9

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2018	2019	2020
Cash flows from operating activities:
Net income	$301.0	$78.2	$89.0
Depreciation and amortization	58.4	56.8	68.5
Net (gain) loss from:
Sale of business	(58.4)	(3.0)	(4.9)
Land sales	(12.5)	(4.4)	(.5)
Securities transactions, net	(12.4)	(.3)	.1
Disposal of property and equipment, net	.3	.3	.2
Noncash interest expense	2.0	2.4	2.9
Benefit plan expense greater than cash funding	5.7	8.9	15.2
Deferred income taxes	(73.5)	7.4	(7.0)
Distributions from (contributions to) TiO2 manufacturing joint venture, net	4.0	(9.3)	(12.8)
Other, net	13.9	7.7	8.0
Change in assets and liabilities:
Accounts and other receivables, net	(11.1)	8.6	(3.1)
Land held for development, net	7.8	1.1	16.8
Inventories, net	(137.3)	(8.5)	13.1
Accounts payable and accrued liabilities	65.7	(14.6)	(32.8)
Income taxes	(18.2)	(1.4)	6.5
Accounts with affiliates	19.5	(1.2)	(4.3)
Other noncurrent assets	2.6	(6.1)	(49.5)
Other noncurrent liabilities	13.0	54.2	53.5
Other, net	(5.0)	.4	(6.7)
Net cash provided by operating activities	165.5	177.2	152.2

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2018	2019	2020
Cash flows from investing activities:
Capital expenditures	$(61.4)	$(59.9)	$(65.5)
Proceeds from sale of business	-	2.9	4.9
Cash, cash equivalents and restricted cash and cash equivalents of business at time of sale	(28.9)	(.5)	-
Purchases of marketable securities	(4.4)	(4.9)	(3.4)
Proceeds from land sales	19.5	4.6	-
Proceeds from disposal of marketable securities	18.2	4.3	4.3
Other, net	-	2.8	2.7
Net cash used in investing activities	(57.0)	(50.7)	(57.0)
Cash flows from financing activities:
Indebtedness:
Borrowings	-	14.9	-
Principal payments	(12.6)	(11.2)	(58.5)
Valhi cash dividends paid	(27.1)	(27.1)	(13.6)
Distributions to noncontrolling interest in subsidiaries	(20.1)	(37.6)	(49.4)
Subsidiary treasury stock acquired	-	(3.1)	(1.0)
Net cash used in financing activities	(59.8)	(64.1)	(122.5)

Cash, cash equivalents and restricted cash and cash equivalents - net change from operating, investing and financing activities	48.7	62.4	(27.3)
Effect of exchange rates on cash	(14.4)	(2.3)	13.8
Net change for the year	34.3	60.1	(13.5)
Balance at beginning of year	489.4	523.7	583.8
Balance at end of year	$523.7	$583.8	$570.3
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$53.9	$37.9	$33.1
Income taxes, net	68.5	33.4	24.1
Noncash investing activities:
Changes in accruals for capital expenditures	5.4	9.1	5.9
Sale of investment in Amalgamated Sugar Company LLC	250.0	-	-
Receivable from sale of business	-	.3	-
Noncash financing activities:
Trade payable to affiliate converted to indebtedness	36.3	-	-
Deemed repayment of Snake River Sugar Company indebtedness	(250.0)	-	-

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Organization. We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at December 31, 2020. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister)  and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons.  Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2020, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

Our results of operations in 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, specifically through reduced demand for many of our products resulting from the rapid contraction of vast areas of the global economy. The extent of the impact of the COVID-19 pandemic on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

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

Foreign currency translation. The financial statements of our foreign subsidiaries are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, we translate the assets and liabilities at year-end exchange rates, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes and noncontrolling interest. We recognize currency transaction gains and losses in income.

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

We classify all of our marketable securities as available-for-sale.  Any unrealized gains or losses on our marketable securities are recognized in Marketable equity securities on our Consolidated Statements of Income.  See Notes 6 and 19.  We base realized gains and losses upon the specific identification of the securities sold.

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

We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception.  All of our leases are classified as operating leases.  Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our Consolidated Balance Sheet.  See Note 7.  As permitted by ASC Topic 842,  Leases , we elected the practical expedients related to nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, are treated as a lease component and considered part of minimum lease rental payments), and short-term leases (in which leases with an original maturity of 12 months or less are excluded from the recognition requirements of ASC 842).

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

Our leases generally do not include termination or purchase options.  Certain of our leases include an option to renew the lease after expiration of the initial lease term, but we have not included such renewal periods in our lease term because it is not reasonably certain that we would exercise the renewal option.  Our leases generally have fixed lease payments, with no contingent or incentive payments.  Certain of our leases include variable lease payments that depend on a specified index or rate.  Our lease agreements do not contain any residual value guarantees.

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

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2018, 2019 and 2020 we capitalized $1.1 million, $.8 million and $.8 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We received net cash payments for income taxes from Contran of $5.8 million in 2018 and made cash payments for income taxes to Contran of $7.4 million and $6.3 million in 2019 and 2020, respectively.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of our Chemicals Segment’s non-U.S. subsidiaries which are not deemed to be permanently reinvested.  At December 31, 2020, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our Chemicals Segment’s investments in non-U.S. subsidiaries, other than post-1986 undistributed earnings of our Chemicals Segment’s European subsidiaries and all undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our Chemicals Segment’s non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act) and the U.S. taxation of such investments in the states in which we operate.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

The U.S. Federal tax code imposes a tax on global intangible low-tax income (GILTI). We record GILTI tax as a current period expense when incurred under the period cost method.  While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.

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

Environmental remediation and related costs. We record liabilities related to environmental remediation and related costs when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2019 and 2020 we had not recognized any material receivables for recoveries. See Note 18.

Revenue recognition. Chemicals and Component Products Segments - Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms.  In accordance with ASC 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

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

Real Estate Management and Development Segment – Revenues from our Real Estate Management and Development Segment   involve providing utility services, among other things, to an industrial park located in Henderson, Nevada and we are responsible for the delivery of water to the City of Henderson and various other users through a water distribution system we own.  These sales involve single performance obligations and we record revenue when we satisfy our performance obligations to our customers generally after the service is performed and our customers become obligated to pay us and it is probable we will receive payment.  Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our services.  Prices for our products are based on contracted rates and do not include financing components, noncash consideration or consideration paid to our customers.  As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component.

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

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $105 million in 2018, $111 million in 2019 and $112 million in 2020. Shipping and handling costs of our Component Products segment are not material. We expense advertising and research and development costs as incurred. Advertising costs were approximately $1 million in 2018,  $2 million in 2019 and $1 million in 2020. Research, development and certain sales technical support costs were approximately $16 million in 2018, $17 million in 2019 and $16 million in 2020.

Note 2—Business and geographic segments:

Business segment	Entity	% controlled at December 31 2020
Chemicals	Kronos	80%
Component products	CompX	86%
Real estate management and development	BMI and LandWell	63% - 77%

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

●

Component Products—We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, tool storage, healthcare and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories for the recreational marine industry.   All CompX production facilities are in the United States.

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

Interest income included in the calculation of segment operating income is not material in 2018, 2019 or 2020. Capital expenditures include additions to property and equipment. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

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

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net sales:
Chemicals	$1,661.9	$1,731.2	$1,638.8
Component products	118.2	124.2	114.5
Real estate management and development	40.0	42.1	96.4
Total net sales	$1,820.1	$1,897.5	$1,849.7
Cost of sales:
Chemicals	$1,101.7	$1,346.8	$1,291.0
Component products	79.9	85.3	81.7
Real estate management and development	29.3	30.8	64.9
Total cost of sales	$1,210.9	$1,462.9	$1,437.6
Gross margin:
Chemicals	$560.2	$384.4	$347.8
Component products	38.3	38.9	32.8
Real estate management and development	10.7	11.3	31.5
Total gross margin	$609.2	$434.6	$412.1
Operating income:
Chemicals	$342.9	$160.1	$126.5
Component products	17.8	17.8	11.8
Real estate management and development	10.0	14.8	47.8
Total operating income	370.7	192.7	186.1
General corporate items:
Securities earnings	38.5	11.2	4.7
Insurance recoveries	1.3	7.7	1.6
Gain on land sales	12.5	4.4	.5
Gain on sale of business	-	3.0	-
Other components of net periodic pension and OPEB expense	(14.5)	(16.5)	(20.1)
Litigation settlement expense, net	(62.0)	(19.3)	-
Changes in market value of Valhi common stock held by subsidiaries	(12.2)	(.2)	(1.7)
General expenses, net	(42.4)	(37.5)	(34.3)
Interest expense	(55.7)	(40.8)	(36.2)
Income from continuing operations before income taxes	$236.2	$104.7	$100.6

Infrastructure reimbursements and land related income is included in the determination of Real Estate Management and Development operating income.  See Notes 7 and 13.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Depreciation and amortization:
Chemicals	$52.0	$50.2	$61.9
Component products	3.5	3.7	3.8
Real estate management and development	2.9	2.9	2.8
Total	$58.4	$56.8	$68.5
Capital expenditures:
Chemicals	$56.3	$55.1	$62.8
Component products	3.1	3.2	1.7
Waste management(1)	.1	-	-
Real estate management and development	1.9	1.6	1.0
Total	$61.4	$59.9	$65.5

	December 31,
	2018	2019	2020
	(In millions)
Total assets:
Operating segments:
Chemicals	$2,266.6	$2,331.8	$2,400.7
Component products	120.4	132.5	138.0
Real estate management and development	218.5	191.6	171.3
Corporate and eliminations	104.1	138.5	179.3
Total	$2,709.6	$2,794.4	$2,889.3

 (1)Denotes discontinued operations

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2020 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $565 million (in 2019 the total was $563 million).

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net sales - point of origin:
United States	$997.6	$1,164.8	$1,189.8
Germany	886.1	883.6	836.0
Canada	307.2	328.7	319.5
Belgium	272.2	270.7	249.5
Norway	209.6	192.2	211.8
Eliminations	(852.6)	(942.5)	(956.9)
Total	$1,820.1	$1,897.5	$1,849.7
Net sales - point of destination:
North America	$698.7	$740.1	$778.2
Europe	817.6	824.2	783.8
Asia and other	303.8	333.2	287.7
Total	$1,820.1	$1,897.5	$1,849.7

	December 31,
	2018	2019	2020
	(In millions)
Net property and equipment:
United States	$74.5	$72.0	$67.8
Germany	245.8	233.6	237.5
Canada	66.1	73.1	88.6
Norway	81.0	87.9	88.1
Belgium	96.1	96.4	108.4
Total	$563.5	$563.0	$590.4

Note 3—Business combinations, dispositions and related transactions:

Kronos Worldwide, Inc.

Prior to 2018, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos uses cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to Kronos’ treasury shares and subsequently cancelled upon approval of the Kronos board of directors. Kronos did not make any repurchases under the plan during 2018.  In 2019 and 2020, Kronos acquired 264,992 and 122,489 shares, respectively, of its common stock in market transactions for an aggregate purchase price of $3.0 million and $1.0 million, respectively, and subsequently cancelled all of such shares. At December 31, 2020 approximately 1.56 million shares are available for repurchase under these authorizations.

CompX International Inc.

Prior to 2018, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX would generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2018, 2019 or 2020, and at December 31, 2020 approximately 678,000 shares were available for purchase under these authorizations.

Discontinued Operations —Waste Control Specialists LLC

Pursuant to an agreement we entered into in December 2017, on January 26, 2018 we completed the sale of our Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS' third-party indebtedness and other liabilities.  We recognized a pre-tax gain of approximately $58 million primarily in the first quarter of 2018 on the transaction ($34.7 million, or $1.22 per diluted share, net of tax) because the carrying value of the liabilities of the business assumed by the purchaser exceeded the carrying value of the assets sold at the time of the sale in large part due to the previously-reported long-lived asset impairment of $170.6 million recognized in the second quarter of 2017.  We recognized a pre-tax gain of $4.9 million ($4.3 million or $.15 per diluted share, net of tax) in the fourth quarter of 2020 related to proceeds received from JFL Partners in final settlement of an earn-out provision in the sale agreement. Our Waste Management Segment, which operated in the low-level radioactive, hazardous, toxic and other waste disposal industry historically struggled to generate sufficient recurring disposal volumes to generate positive operating results or cash flows.  The sale enabled us to focus more effort on continuing to develop our remaining segments which we believe have greater opportunity for higher returns.

In accordance with GAAP, the Waste Management Segment has been reclassified as discontinued operations in our Consolidated Statements of Income.  Also in accordance with GAAP, we have not reclassified our Consolidated Statement of Cash Flows to reflect the Waste Management Segment as discontinued operations.

Selected financial data for the operations of the disposed Waste Management Segment for the period prior to completing the sale is presented below.

Year ended
December 31,
2018
(In millions)

Net sales:	$4.6

Operating loss	$(.4)
Termination fee	-
Other expense, net	-
Interest expense, net	(.3)
Loss before taxes	(.7)
Income tax benefit	(.1)
Net loss	$(.6)

Pre-tax gain on disposal	$58.4
Income tax expense	23.7
After-tax gain on disposal	34.7

Total	$34.1

Net cash provided by operating activities	$2.3

Net cash used in investing activities	(.1)

Note 4—Accounts and other receivables, net:

	December 31,
	2019	2020
	(In millions)
Trade accounts receivable:
Kronos	$270.5	$294.8
CompX	11.9	10.8
BMI/LandWell	1.6	1.2
VAT and other receivables	31.2	27.2
Allowance for doubtful accounts	(1.2)	(1.9)
Total	$314.0	$332.1

Note 5—Inventories, net:

	December 31,
	2019	2020
	(In millions)
Raw materials:
Chemicals	$124.4	$133.2
Component products	2.9	3.2
Total raw materials	127.3	136.4
Work in process:
Chemicals	39.0	36.8
Component products	11.8	11.7
Total in-process products	50.8	48.5
Finished products:
Chemicals	270.7	270.0
Component products	3.6	3.5
Total finished products	274.3	273.5
Supplies (chemicals)	69.7	79.8
Total	$522.1	$538.2

Note 6—Marketable securities:

	Market value	Cost basis	Unrealized gains (losses), net
	(In millions)
December 31, 2019:
Current assets	$2.1	$2.1	$-

Noncurrent assets	$6.2	$6.2	$-
December 31, 2020:
Current assets	$4.4	$4.4	$-

Noncurrent assets	$2.9	$2.9	$-

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
December 31, 2019:
Current assets	$2.1	$-	$2.1
Noncurrent assets:
Fixed income securities	$4.9	$-	$4.9
Common stocks and exchange traded funds	1.3	1.3	-
Total	$6.2	$1.3	$4.9
December 31, 2020:
Current assets	$4.4	$-	$4.4
Noncurrent assets:
Fixed income securities	$2.7	$-	$2.7
Common stocks	.2	.2	-
Total	$2.9	$.2	$2.7

Amalgamated Sugar. Prior to 2018, we transferred control of the refined sugar operations previously conducted by our wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugar beet growers in Amalgamated’s areas of operations. Pursuant to the transaction, we contributed substantially all of the net assets of our refined sugar operations to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets we transferred to the LLC was approximately $34 million. When we transferred control of our operations to Snake River in return for our interest in the LLC, we recognized a gain in earnings equal to the difference between $250 million (the fair value of our investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets we contributed to the LLC, net of applicable deferred income taxes. Therefore, the cost basis of our investment in the LLC was $250 million. As part of this transaction, Snake River made certain loans to us aggregating $250 million. These loans were collateralized by our interest in the LLC. We and Snake River shared in distributions from the LLC up to an aggregate of $26.7 million per year (the “base” level), with a preferential 95% share going to us. Additionally, Snake River agreed that the annual amount of distributions we received from the LLC would exceed the annual amount of interest payments we owed to Snake River on our $250 million in loans from Snake River by at least $1.8 million on an annual basis.

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

Note 7—Investment in TiO2 manufacturing joint venture and other assets:

	December 31,
	2019	2020
	(In millions)
Other assets:
Land held for development	$125.3	$96.0
Operating lease right-of-use assets	29.0	26.1
Restricted cash and cash equivalents	33.0	37.8
IBNR receivables	8.5	37.1
Note receivables - OPA	8.8	25.3
Other	11.9	8.7
Total	$216.5	$231.0

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

	Years ended December 31,
	2018	2019	2020
	(In millions)
Distributions from LPC	$34.3	$40.6	$32.7
Contributions to LPC	(30.3)	(49.9)	(45.5)
Net distributions (contributions)	$4.0	$(9.3)	$(12.8)

Summary balance sheets of LPC are shown below:

	December 31,
	2019	2020
	(In millions)
ASSETS
Current assets	$94.6	$105.8
Property and equipment, net	121.3	134.1
Total assets	$215.9	$239.9
LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$32.8	$30.6
Partners' equity	183.1	209.3
Total liabilities and partners' equity	$215.9	$239.9

Summary income statements of LPC are shown below:

	Years ended December 31,
	2018	2019	2020
	(In millions)
Revenues and other income:
Kronos	$165.9	$176.2	$167.8
Venator Investments	167.0	177.0	168.3
Total	332.9	353.2	336.1
Cost and expenses:
Cost of sales	332.5	352.8	335.7
General and administrative	.4	.4	.4
Total	332.9	353.2	336.1
Net income	$-	$-	$-

Leases. We enter into various operating leases for manufacturing facilities, land and equipment.  Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our Consolidated Balance Sheet. See Note 10. Our Chemicals Segment’s principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  The Leverkusen facility itself, which Kronos owns and which represents approximately one-third of its current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.

During 2019 and 2020, our operating lease expense approximated $8.2 million and $7.6 million, respectively, (which amount approximates the amount of cash paid during the period for our operating leases included in the determination of our cash flows from operating activities).  During 2019 and 2020, variable lease expense and short-term lease expense were not material.  During 2019 and 2020, we entered into new operating leases which resulted in the recognition of $1.6 million and $2.5 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheet. At December 31, 2019 and 2020, the weighted average remaining lease term of our operating leases was approximately 14 years and 15 years, respectively, and the weighted average discount rate associated with such leases was approximately 4.6% and 4.8%, respectively.  Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2020, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2021	$7.4
2022	4.1
2023	2.7
2024	1.8
2025	1.3
2026 and thereafter	20.1
Total remaining lease payments	37.4
Less imputed interest	11.9
Total lease obligations	25.5
Less current obligations	6.7
Long term lease obligations	$18.8

With respect to our land lease associated with our Chemical Segment’s Leverkusen facility, we periodically establish the amount of rent for such land lease by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  As such, we will account for any change in the rent associated with such lease as a lease modification.  Of the $25.5 million total lease obligations at December 31, 2020, approximately $7.6 million relates to our Leverkusen facility land lease.

At December 31, 2020, we have no significant lease commitments that have not yet commenced.

Prior to the adoption of ASC 842, net rent expense approximated $15 million in 2018.

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

Prior to 2018, due to the significant uncertainty of the timing and amount of any of such potential tax increment reimbursements, we recognized any such tax increment reimbursements only when received.  However, due to growth in the master planned community and the increase in tax increment funds to which we are entitled, we determined in the first quarter of 2018 the tax increment reimbursements expected to be collected in the future would at least be sufficient to support recognizing the promissory note issued by the City of Henderson to LandWell.  During 2018, we recognized $3.1 million of other income relating to the existing promissory note as of January 1, 2018.  During 2019 and 2020, we received approval for additional tax increment reimbursement of $8.8 million (primarily in the second quarter), and $19.1 million (all in the first quarter), respectively, which were recognized as other income and are evidenced by a promissory note issued to LandWell by the City of Henderson.  The note receivables bear interest at 6% annually and the note expires in 2036.  Any unpaid balances in 2036 are forfeited. See Note 13.

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

Note 8—Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. All of our goodwill related to our Chemicals Segment is from our various step acquisitions of NL and Kronos which occurred prior to 2018, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the security products reporting unit within that operating segment.

	Operating segment
	Chemicals	Component Products	Total
	(In millions)
Balance at December 31, 2018, 2019 and 2020	$352.6	$27.1	$379.7

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

In 2018, 2019 and 2020, no goodwill impairment was indicated as part of our annual impairment review of goodwill.  As permitted by GAAP, during 2018, 2019 and 2020 we used the qualitative assessment of ASC 350-20-35 for the Component Products security products reporting unit’s annual impairment test and determined it was not necessary to perform a quantitative goodwill impairment test.  During 2016, we used the quantitative assessment of ASC 350-20-35 for security products reporting unit’s annual impairment test using discounted cash flows to determine the estimated fair value of the security products reporting unit. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.

Prior to 2018, we recorded an aggregate $16.5 million goodwill impairment, mostly with respect to our Component Products Segment. Our consolidated gross goodwill at December 31, 2020 is $396.2 million.

Note 9—Long-term debt:

	December 31,
	2019	2020
	(In millions)
Valhi:
Contran credit facility	$313.0	$270.7
Subsidiary debt:
Kronos:
Senior Secured Notes	442.6	485.7
Tremont:
Promissory note payable	2.0	-
BMI:
Bank loan Western Alliance Bank	17.2	16.3
LandWell:
Note payable to Western Alliance Business Trust	15.0	14.2
Note payable to the City of Henderson	1.6	-
Other	2.9	1.7
Total subsidiary debt	481.3	517.9
Total debt	794.3	788.6
Less current maturities	(4.9)	(2.4)
Total long-term debt	$789.4	$786.2

Valhi— Contran credit facility—We have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $320 million. The facility, as amended, bears interest at prime plus 1% (4.25% at December 31, 2020), and is due on demand, but in any event no earlier than December 31, 2022. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance (except during periods during which Contran would be a net borrower from Valhi). The average interest rate on the credit facility for the year ended December 31, 2020 was 4.5%. During 2020 we made no borrowings and we repaid $42.3 million under this facility and at December 31, 2020 an additional $49.3 million was available for borrowings under this facility.

Kronos—Senior Notes—On September 13, 2017, Kronos International, Inc. (“KII”), Kronos’ wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (the “Senior Notes”), at par value ($477.6 million when issued).  The Senior Notes:

●	bear interest at 3.75% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on March 15, 2018;
●

have a maturity date of September 15, 2025.  Prior to September 15, 2020, Kronos had an option to redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium (as defined in the indenture governing the Senior Notes).  On or after September 15, 2020, Kronos may redeem the Senior Notes at redemption prices ranging from 102.813% of the principal amount, declining to 100% on or after September 15, 2023.  In addition, on or before September 15, 2020, Kronos had an option to redeem up to 40% of the Senior Notes with the net proceeds of certain public or private equity offerings at 103.75% of the principal amount but Kronos did not elect this option.  If Kronos experiences certain specified change of control events, it would be required to make an offer to purchase the Senior Notes at 101% of the principal amount.  Kronos would also be required to make an offer to purchase a specified portion of the Senior Notes at par value in the event that it generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period;

●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of its direct and indirect domestic, wholly-owned subsidiaries;
●

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

●

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

●	contain customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50.0 million.

The carrying value of the Senior Notes at December 31, 2020 is stated net of unamortized debt issuance costs of $4.7 million (at December 31, 2019 the balance was $5.3 million).

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

Kronos had no borrowings or repayments under this facility in 2019 and 2020.  At December 31, 2019, Kronos had approximately $107.6 million available for borrowing under this revolving facility.

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

Kronos had no borrowing or repayments under this facility during 2019 and 2020 and at December 31, 2020, there were no outstanding borrowings under this facility. Kronos’ European revolving credit facility requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to last twelve months earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers.   Based upon the borrowers’ last twelve months EBITDA as of December 31, 2020 and the net debt to EBITDA financial test, the full €90 million ($110.3 million) was available for borrowing at December 31, 2020.

Other.  In 2013, and in conjunction with the acquisition of a controlling interest of our Real Estate Management and Development Segment, Tremont issued a $19.1 million promissory note with the seller, Nevada Environmental Response Trust (“NERT”).  The note bore interest at 3% per annum, with interest payable annually and all principal due in December 2023. The promissory note was collateralized by the BMI and LandWell interests acquired as well as the real property acquired from NERT as part of the transaction. The note could be prepaid at any time without penalty. We were required to make mandatory prepayments on the note in specified amounts whenever we received distributions from BMI or LandWell, or in the event we sold any of the real property acquired.  We made principal prepayments of $7.4 million during 2019 under the terms of the note, and in 2020 we fully repaid (without penalty) the remaining principal balance of $2.0 million on the note.

In February 2017, a wholly-owned subsidiary of BMI entered into a $20.5 million loan agreement with Western Alliance Bank.  The proceeds were used to refinance the $8.5 million outstanding bank note payable to Meadows Bank and to finance improvements to BMI’s water delivery system. The agreement requires semi-annual payments of principal and interest on June 1 and December 1 aggregating $1.9 million annually beginning on June 1, 2017 through the maturity date in June 2032.  The agreement bears interest at 5.34% and is collateralized by certain real property, including the water delivery system, and revenue streams under the City of Henderson water contract. The carrying value of the loan is stated net of debt issuance costs of $.6 million at December 31, 2020.

Prior to 2018, LandWell entered into a $3.9 million promissory note payable to the City of Henderson, Nevada. The note required semi-annual principal payments of $250,000 payable solely from cash received from certain specified revenue sources with any remaining unpaid balance due in October 2020, see Note 18. The loan bore interest at a 3% fixed rate.  We made payments of $.4 million during 2019 using receipts from the specified revenue sources and in January 2020, LandWell fully repaid this note using proceeds from the new loan discussed below.

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

Aggregate maturities of long-term debt at December 31, 2020

Aggregate maturities of debt at December 31, 2020 are presented in the table below.

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2021	$2.4
2022	273.2
2023	2.2
2024	1.9
2025	492.5
2026 and thereafter	21.9
Subtotal	$794.1
Less amounts representing original issue discount and debt issuance costs	(5.5)
Total long-term debt	$788.6

We are in compliance with all of our debt covenants at December 31, 2020.

Note 10—Accounts payable and accrued liabilities:

	December 31,
	2019	2020
	(In millions)
Accounts payable:
Kronos	$137.2	$111.0
CompX	2.5	2.6
BMI/LandWell	3.7	3.6
NL	.9	-
Other	.4	.4
Total	$144.7	$117.6
Current accrued liabilities:
Employee benefits	$30.6	$37.5
Operating lease liabilities	6.2	6.7
Accrued sales discounts and rebates	33.7	30.2
Deferred income	10.3	20.1
Environmental remediation and related costs	4.5	3.4
Interest	5.2	5.7
Other	40.0	39.4
Total	$130.5	$143.0
Noncurrent accrued liabilities:
Other postretirement benefits	$10.5	$10.8
Operating lease liabilities	22.2	18.8
Reserve for uncertain tax positions	13.6	6.8
Deferred income	47.4	58.9
Employee benefits	6.0	6.2
Insurance claims and expenses	11.0	39.3
Deferred payment obligation	9.9	1.3
Accrued development costs	8.3	24.6
Other	8.2	7.8
Total	$137.1	$174.5

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. Our reserve for uncertain tax positions is discussed in Note 14.

In 2013 and in conjunction with the acquisition of a controlling interest of our Real Estate Management and Development Segment, we issued a face value $11.1 million deferred payment obligation owed to NERT that bears interest at 3% per annum, commencing in December 2023, and is collateralized by the BMI and LandWell interests acquired. The deferred payment obligation has no specified maturity date. We are required to make repayments on the deferred payment obligation, in specified amounts, whenever we receive distributions from BMI and LandWell, and we may make voluntary repayments on the deferred payment obligation at any time, in each case without any penalty, but in any case only after our promissory note payable to NERT (discussed in Note 9) has been repaid in full. For financial reporting purposes, the obligation was recorded at its acquisition date present value using a 3% discount rate from December 2023 (when it becomes interest bearing at 3%).  We made repayments of $9.6 million during 2020 under the terms of the obligation and recognized an accretion loss of $.8 million on the early repayment.  In 2021 we fully repaid the remaining $1.5 million face value outstanding under the obligation.

Note 11—Defined contribution and defined benefit retirement:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $6.6 million in 2018, $6.5 million in 2019 and $6.6 million in 2020.

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

In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in” with a specialist insurer of defined benefit pension plans.  Following the buy-in, individual policies will replace the bulk annuity policy in a “buy-out” which is expected to be completed in late 2021 or early 2022.  The buy-out is expected to be completed with existing plan funds.  At the completion of the buy-out we will remove the assets and liabilities of the U.K. pension plan from our Consolidated Financial Statements and a plan settlement gain or loss (which we are currently unable to estimate) will be included in net periodic pension cost.  At December 31, 2020 the U.K. plan had a benefit obligation of $12.2 million, plan assets of $17.3 million and a pension plan asset of $5.2 million was recognized in our Consolidated Balance Sheet.

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2021. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2021	$ 27.5 million
2022	28.9 million
2023	28.7 million
2024	30.6 million
2025	30.6 million
Next 5 years	177.6 million

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2019	2020
	(In millions)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$57.6	$60.6
Interest cost	2.3	1.9
Actuarial losses	4.9	5.0
Benefits paid	(4.2)	(4.3)
Balance at end of the year	$60.6	$63.2
Change in plan assets:
Fair value at beginning of the year	$43.2	$48.4
Actual return on plan assets	5.5	6.8
Employer contributions	3.9	2.4
Benefits paid	(4.2)	(4.3)
Fair value at end of the year	$48.4	$53.3
Funded status	$(12.2)	$(9.9)
Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.3)	$(.2)
Noncurrent	(11.9)	(9.7)
Total	(12.2)	(9.9)
Accumulated other comprehensive loss — actuarial loss	38.5	36.7
Total	$26.3	$26.8
Accumulated benefit obligations ("ABO")	$60.6	$63.2

The total net underfunded status of our U.S. defined benefit pension plans decreased from $12.2 million at December 31, 2019 to $9.9 million at December 31, 2020 due to the change in our plan assets during 2020 exceeding the change in our PBO during 2020.  The increase in our PBO in 2020 was primarily attributable to actuarial losses due to the decrease in discount rates from year end 2019.  The increase in our plan assets in 2020 was primarily attributable to net plan asset returns in 2020 and employer contributions.

The components of our net periodic defined benefit pension cost for U.S. plans are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial losses for 2018, 2019 and 2020 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2017, 2018 and 2019, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net periodic pension benefit cost (credit) for U.S. plans
Interest cost	$2.2	$2.3	$1.9
Expected return on plan assets	(3.4)	(2.3)	(2.1)
Amortization of unrecognized net actuarial loss	2.0	2.2	2.1
Total	$.8	$2.2	$1.9

Information concerning our U.S. defined benefit pension plans (for which the ABO of all of the plans exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2019	2020
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$60.6	$63.2
Accumulated benefit obligations	60.6	63.2
Fair value of plan assets	48.4	53.3

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plans as of December 31, 2019 and 2020 are 3.1% and 2.2%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plans are frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plans for 2018, 2019 and 2020 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plans are frozen with regards to compensation.

	Years ended December 31,
	2018	2019	2020
Discount rate	3.5%	4.1%	3.1%
Long-term return on plan assets	7.5%	5.5%	4.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2019	2020
	(In millions)
Change in PBO:
Balance at beginning of the year	$667.2	$746.4
Service cost	12.8	13.3
Interest cost	13.5	10.1
Participants' contributions	1.6	1.9
Actuarial loss	82.0	47.5
Plan settlement	(1.0)	-
Change in currency exchange rates	(6.6)	58.8
Benefits paid	(23.1)	(22.2)
Balance at end of the year	$746.4	$855.8
Change in plan assets:
Fair value at beginning of the year	$410.7	$450.0
Actual return on plan assets	47.0	19.2
Employer contributions	15.5	16.0
Participants' contributions	1.6	1.9
Change in currency exchange rates	(1.7)	29.9
Benefits paid	(23.1)	(22.2)
Fair value at end of the year	$450.0	$494.8
Funded status	$(296.4)	$(361.0)
Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$7.4	$8.4
Accrued pension costs:
Noncurrent	(303.8)	(369.4)
Total	(296.4)	(361.0)
Accumulated other comprehensive loss:
Actuarial loss	286.8	307.0
Prior service cost	1.0	.7
Total	287.8	307.7
Total	$(8.6)	$(53.3)
ABO	$720.3	$838.2

The total net underfunded status of our non-U.S. defined benefit pension plans increased from $296.4 million at December 31, 2019 to $361.0 million at December 31, 2020 due to the change in our PBO during 2020 exceeding the change in plan assets during 2020.  The increase in our PBO in 2020 was primarily attributable to actuarial losses due to the decrease in discount rates from year end 2019 and unfavorable foreign currency fluctuations resulting primarily from the weakening of the U.S. dollar relative to the euro.  The increase in our plan assets in 2020 was primarily attributable to net plan asset returns in 2020, employer contributions and favorable foreign currency fluctuations resulting primarily from the weakening of the U.S. dollar relative to the euro.

The components of our net periodic pension benefit cost for our foreign plans are presented in the table below. The amounts shown below for the amortization of unrecognized prior service cost and actuarial losses for 2018, 2019 and 2020 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2017, 2018 and 2019, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net periodic pension cost for foreign plans:
Service cost	$11.6	$12.8	$13.3
Interest cost	13.8	13.5	10.1
Expected return on plan assets	(12.7)	(11.9)	(9.0)
Amortization of unrecognized:
Prior service cost	.2	.2	.2
Net actuarial loss	13.2	12.8	17.3
Total	$26.1	$27.4	$31.9

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2019	2020
	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$685.4	$800.2
Accumulated benefit obligations	663.3	777.4
Fair value of plan assets	381.7	430.8

The key actuarial assumptions used to determine our foreign benefit obligations as of December 31, 2019 and 2020 are as follows:

	December 31,
	2019	2020
Discount rate	1.4%	1.0%
Increase in future compensation levels	2.6%	2.6%

A summary of our key actuarial assumptions used to determine foreign net periodic benefit cost for 2018, 2019 and 2020 are as follows:

	Years ended December 31,
	2018	2019	2020
Discount rate	2.1%	2.1%	1.4%
Increase in future compensation levels	2.6%	2.6%	2.6%
Long-term return on plan assets	3.0%	2.9%	2.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for all of our periodic defined benefit plans for unrecognized actuarial losses and prior service cost at December 31, 2019 and 2020 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2019 and 2020. We expect approximately $21.0 million and $.2 million of the unrecognized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension cost in 2021. The table below details the changes in other comprehensive income (loss) during 2018, 2019 and 2020.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss)	$(27.0)	$(47.2)	$(37.7)
Amortization of unrecognized:
Prior service cost	.2	.2	.2
Net actuarial losses	15.2	15.0	19.4
Total	$(11.6)	$(32.0)	$(18.1)

Prior to 2018, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates, including us. For 2018, the long-term rate of return assumption for our U.S. plan assets was 7.5%, based on the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries.   During 2018, Contran and the other employer-sponsors (including us) implemented a restructuring of the CMRT, in which a substantial part of each plan’s units in the CMRT were redeemed in exchange for a pro-rata portion of a substantial part of the CMRT’s investments.  Following such restructuring, the plans held directly in the aggregate the investments previously held directly by the CMRT which had been exchanged for CMRT units as part of the restructuring.  Certain investments held directly by the CMRT were not part of such restructuring and remained investments of the CMRT at December 31, 2018. During 2019, the remaining investments of the CMRT allocable to our U.S. plan were transferred and are held as direct investments of our U.S. plan at December 31, 2019 and December 31, 2020.  Such restructuring was implemented in part so each plan could more easily align the composition of its plan asset portfolio with the plan’s benefit obligations.

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

●

In Norway, we currently have a plan asset target allocation of 15% to equity securities, 62% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 5%, 3%, 4% and 7%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 14% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

●

In the U.S. we currently have a plan asset target allocation of 38% to equity securities, 54% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 9%, 3% and 2%, respectively (before plan administrative expenses).   The majority of U.S. plan assets are Level 1 inputs because they are traded in active markets, and approximately 34% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and not subject to classification in the fair value hierarchy

●

We also have plan assets in Belgium and the United Kingdom.  The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.  The United Kingdom plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2019 and 2020 is shown in the tables below.

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
	(In millions)
Germany	$264.5	$-	$-	$264.5	$-
Canada:
Local currency equities	8.3	8.3	-	-	-
Non local currency equities	16.3	16.3	-	-	-
Local currency fixed income	80.9	80.9	-	-	-
Cash and other	.6	.6	-	-	-
Norway:
Local currency equities	1.6	1.6	-	-	-
Non local currency equities	4.2	4.2	-	-	-
Local currency fixed income	22.8	14.1	8.7	-	-
Non local currency fixed income	8.3	8.3	-	-	-
Real estate	6.6	-	-	6.6	-
Cash and other	8.2	7.4	-	.8	-
U.S.			-	-
Equities	19.2	5.4	-	.6	13.2
Fixed income	23.3	23.3	-	-	-
Cash and other	6.0	4.6	-	-	1.4
Other	27.6	16.6	-	11.0	-
Total	$498.4	$191.6	$8.7	$283.5	$14.6

	Fair Value Measurements at December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
	(In millions)
Germany	$292.5	$-	$-	$292.5	$-
Canada:
Local currency equities	.2	.2	-	-	-
Non local currency equities	26.6	26.6	-	-	-
Local currency fixed income	87.3	87.3	-	-	-
Cash and other	.9	.9	-	-	-
Norway:
Local currency equities	3.2	3.2	-	-	-
Non local currency equities	6.3	6.3	-	-	-
Local currency fixed income	26.4	16.3	10.1	-	-
Non local currency fixed income	7.7	7.7	-	-	-
Real estate	7.1	-	-	7.1	-
Cash and other	5.5	4.8	-	.7	-
U.S.
Equities	20.9	3.1	-	.7	17.1
Fixed income	26.8	26.8	-	-	-
Cash and other	5.7	4.4	-	-	1.3
Other	31.1	17.3	-	13.8	-
Total	$548.2	$204.9	$10.1	$314.8	$18.4

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2019	2020
	(In millions)
Fair value at beginning of year	$259.6	$283.5
Gain on assets held at end of year	30.2	4.4
Loss on assets sold during the year	(1.1)	-
Assets purchased	16.0	14.4
Assets sold	(14.9)	(14.2)
Transfer in	-	-
Currency exchange rate fluctuations	(6.3)	26.7
Fair value at end of year	$283.5	$314.8

Note 12 –Disaggregation of Sales

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net sales - point of origin:
Germany	$886.1	$883.6	$836.0
United States	839.4	998.5	978.8
Canada	307.2	328.7	319.5
Belgium	272.2	270.7	249.5
Norway	209.6	192.2	211.8
Eliminations	(852.6)	(942.5)	(956.8)
Total	$1,661.9	$1,731.2	$1,638.8

Net sales - point of destination:
Europe	$817.2	$823.5	$783.2
North America	542.0	575.6	569.3
Other	302.7	332.1	286.3
Total	$1,661.9	$1,731.2	$1,638.8

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows for these segments are affected by economic factors.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Component Products:
Net sales:
Security products	$98.4	$99.3	$87.9
Marine components	19.8	24.9	26.6
Total	$118.2	$124.2	$114.5
Real Estate Management and Development:
Net sales:
Land sales	$32.3	$33.5	$87.0
Water delivery	5.6	6.8	7.6
Utility and other	2.1	1.8	1.8
Total	$40.0	$42.1	$96.4

.

Note 13—Other income, net:

	Years ended December 31,
	2018	2019	2020
	(In millions)
Securities earnings:
Dividends and interest	$26.1	$10.9	$4.8
Securities transactions, net	12.4	.3	(.1)
Total	38.5	11.2	4.7
Gain on land sales	12.5	4.4	4.5
Gain on sale of business	-	3.0	-
Insurance recoveries	1.3	7.7	1.6
Currency transactions, net	10.1	2.0	(4.0)
Disposal of property and equipment, net	(.3)	(.3)	(.2)
Infrastructure reimbursements	4.3	9.2	19.7
Other, net	2.8	3.7	2.1
Total	$69.2	$40.9	$28.4

Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $16.9 million in 2018.  Securities transactions, net in 2018 includes a $12.5 million gain on the sale of our investment in The Amalgamated Sugar Company LLC. See Note 6.

Infrastructure reimbursements related to the OPA are discussed in Note 7.

Insurance recoveries relate primarily to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs. NL has agreements with certain of its former insurance carriers pursuant to which the carriers reimburse it for a portion of its future lead pigment litigation defense costs, and one such carrier reimburses NL for a portion of its future asbestos litigation defense costs. We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred, because of certain issues that arise regarding which defense costs qualify for reimbursement. While NL continues to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which it will be successful in obtaining additional reimbursement for either defense costs or indemnity.  In 2019, NL recognized $5.1 million in insurance recoveries which represented recovery of past and future litigation defense costs primarily related to a single insurance recovery settlement.  In the fourth quarter of 2019 and the first quarter of 2020, Kronos recognized a gain of $2.6 million and $1.5 million, respectively, related to an insurance settlement for a property damage claim.

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

Note 14—Income taxes:

	Years ended December 31,
	2018	2019	2020
	(In millions)
Pre-tax income (loss):
United States	$(22.5)	$23.5	$45.2
Non-U.S. subsidiaries	258.7	81.2	55.4
Total	$236.2	$104.7	$100.6
Expected tax expense at U.S. federal statutory income tax rate of 21%	$49.6	$22.0	$21.1
Non-U.S. tax rates	20.8	5.2	.5
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(167.8)	(4.5)	(8.7)
Valuation allowance	-	4.5	3.8
Transition tax	(2.1)	-	-
Global intangible low-tax income, net	4.0	1.8	2.2
Tax rate changes	58.8	4.7	(.2)
U.S. state income taxes, net	.6	(.3)	.9
Adjustment to the reserve for uncertain tax positions, net	4.1	(5.1)	(3.8)
Nondeductible expenses	3.0	1.5	1.0
Canada - Germany APA	(1.4)	-	-
Refund of prior tax payments, net	-	(2.1)	-
Other, net	(.3)	(1.2)	(.9)
Income tax expense (benefit)	$(30.7)	$26.5	$15.9
Components of income tax expense (benefit):
Currently payable:
U.S. federal and state	$34.1	$4.3	$13.3
Non-U.S.	51.1	22.0	14.9
Total	85.2	26.3	28.2
Deferred income taxes (benefit):
U.S. federal and state	(145.5)	(4.1)	(10.3)
Non-U.S.	29.6	4.3	(2.0)
Total	(115.9)	.2	(12.3)
Income tax expense (benefit)	$(30.7)	$26.5	$15.9
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from continuing operations	$(30.7)	$26.5	$15.9
Discontinued operations	23.7	-	.6
Retained earnings-change in accounting principle	1.1	-	-
Other comprehensive income (loss):
Currency translation	(4.2)	(.2)	1.6
Pension plans	(4.7)	(15.6)	(7.3)
Other	(.4)	(.5)	(.4)
Total	$(15.2)	$10.2	$10.4

The amount shown in the preceding table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate.  The amount shown on such table for incremental net tax benefit on earnings and losses on non-U.S. and non-tax group companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the  current year earnings of all our Chemicals Segment’s non-U.S. subsidiaries, (ii) current U.S. income taxes (or current income tax benefit), including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code, (iii) deferred income taxes associated with our direct investment in Kronos and (iv) current and deferred income taxes associated with distributions and earnings from our investment in LandWell and BMI.

The components of the net deferred income taxes at December 31, 2019 and 2020 are summarized in the following table.

	December 31,
	2019		2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$3.7	$-	$1.9	$-
Property and equipment	-	(61.8)	-	(67.2)
Lease assets (liabilities)	5.9	(6.1)	6.3	(6.5)
Accrued OPEB costs	2.8	-	3.0	-
Accrued pension costs	80.6	-	100.5	-
Accrued environmental liabilities	33.8	-	31.0	-
Other deductible differences	8.3	-	9.2	-
Other taxable differences	-	(13.7)	-	(13.1)
Investments in subsidiaries and affiliates	2.6	(54.4)	2.7	(48.1)
Tax on unremitted earnings of non-U.S. subsidiaries	-	(10.8)	-	(12.0)
Tax loss and tax credit carryforwards	91.2	-	100.4	-
Valuation allowance	(14.2)	-	(17.5)	-
Adjusted gross deferred tax assets (liabilities)	214.7	(146.8)	237.5	(146.9)
Netting of items by tax jurisdiction	(108.7)	108.7	(117.3)	117.3
Net noncurrent deferred tax asset (liability)	$106.0	$(38.1)	$120.2	$(29.6)

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

Our Chemicals Segment has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $531 million for German corporate purposes at December 31, 2020) and in Belgium (the equivalent of $20 million for Belgian corporate tax purposes at December 31, 2020).  At December 31, 2020, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our Chemicals Segment’s European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Chemicals Segment’s Canadian subsidiary). Pursuant to the one time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017 based on information available at that date.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), we recognized a provisional income tax benefit of $2.1 million which amount is recorded as a measurement-period adjustment, reducing the provisional income tax expense recognized in the fourth quarter of 2017.  We elected to pay such tax over an eight year period beginning in 2018.   At December 31, 2020, the balance of our unpaid Transition Tax is $56.3 million, which will be paid in annual installments over the remainder of the eight year period.  Of such $56.3 million, $50.4 million is recorded as a noncurrent payable to affiliate (income taxes payable to Contran) classified as a noncurrent liability in our Consolidated Balance Sheet, and $5.9 million is included with our current payable to affiliate (income taxes payable to Contran) classified as a current liability (a portion of our noncurrent income tax payable to affiliate was reclassified to our current payable to affiliate for the portion of our 2020 Transition Tax installment due within the next twelve months).

The 2017 Tax Act amended the rules limiting the deduction for business interest expense beginning in 2018.  The limitation applies to all taxpayers and our annual deduction for business interest expense is limited to the sum of our business interest income and 30% of our adjusted taxable income as defined under the 2017 Tax Act.  Any business interest expense not allowed as a deduction as a result of the limitation may be carried forward indefinitely and is treated as interest paid in the carryforward year subject to the respective year’s limitation.  We determined that our interest expense for 2018, 2019 and 2020 was limited under these provisions.  The limitation in 2018 resulted in part because of the loss we recognized on the sale of WCS for income tax purposes and the limitation in 2019 and 2020 are primarily attributable to lower earnings. We have concluded we are required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to a portion of our deferred tax asset attributable to the nondeductible amount of business interest expense carryforward.  Consequently, our provision for income taxes includes a non-cash deferred income tax expense of $6.8 million in 2018, $4.5 million in 2019 and $3.3 million in 2020 for the amount of deferred income tax asset that does not meet the more-likely-than-not recognition criteria.  In accordance with the ASC 740 guidance regarding intra-period allocation of income taxes, the full amount of non-cash deferred income tax expense in 2018 is classified as part of the income taxes associated with the pre-tax gain we recognized for financial reporting purposes on the sale of WCS which is classified as part of discontinued operations (see Note 3 to our Consolidated Financial Statements and Discontinued Operations —Waste Control Specialists LLC).

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

As a result of prior audits in certain jurisdictions, which are now settled, in 2008 we filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests had been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether we would agree to execute and finalize such agreements. During the first quarter of 2018, our German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany effective for tax years 2005 - 2017.  In the first quarter of 2018, we recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between our German and Canadian subsidiaries.

We recognized a non-cash deferred income tax benefit of $1.8 million in 2018 related to a decrease in our effective state income tax rate; this decrease is a direct result of the sale of our interest in the Amalgamated Sugar Company LLC which reduced the number of state jurisdictions in which we are required to file.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2020, we have recognized a deferred income tax liability with respect to our direct investment in Kronos of $35.5 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million. During 2020, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $2.4 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such decrease related to our equity in Kronos’ net income during such period.  We recognized a similar non-cash deferred income tax expense of $.1 million in 2019 and $4.9 million in 2018.  A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.  Due to uncertainties and complexities of the 2017 Tax Act, we were still evaluating the impact of the one-time deemed repatriation of the post-1986 undistributed earnings of our non-U.S. subsidiaries up through December 31, 2017 as it relates to the income tax basis of our direct investment in Kronos at December 31, 2017.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), we recognized an adjustment, which was treated as a measurement period adjustment, to the deferred income taxes we recognized at December 31, 2017 associated with our direct investment in Kronos common stock (before revaluation of our deferred tax liability related to the decrease in the corporate income tax rate).  Such adjustment resulted in an investment basis adjustment under the income tax regulations which increased the income tax basis of our direct investment in Kronos attributable to the income recognition related to the deemed repatriation of the post-1986 undistributed earnings of our non-U.S. subsidiaries in 2017.  Such adjustment resulted in a non-cash deferred tax measurement period adjustment decreasing the deferred income taxes we recognize with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock.  Including the impact of the non-cash deferred tax revaluation adjustment discussed above, we recognized a net non-cash deferred income tax benefit of $112 million in the third quarter of 2018 related to the incremental tax on Kronos.  We completed our analysis related to the impact of the 2017 Tax Act as it related to the income tax basis of our direct investment in Kronos as of September 30, 2018.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property.  The modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases our allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $1.0 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019 and we have considered such modifications in our 2020 provision for income taxes.  Other provisions of the CARES Act did not have a material impact on our provision for income taxes in 2020.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2018, 2019 and 2020:

	Years ended December 31,
	2018	2019	2020
	(In millions)
Unrecognized tax benefits:
Amount at beginning of year	$17.1	$21.0	$13.8
Net increase (decrease):
Tax positions taken in prior periods	1.3	(5.6)	(.3)
Tax positions taken in current period	4.5	.7	.6
Lapse due to applicable statute of limitations	(1.8)	-	(4.8)
Settlement with taxing authorities	-	(2.2)	-
Changes in currency exchange rates	(.1)	(.1)	.3
Amount at end of year	$21.0	$13.8	$9.6

If our uncertain tax positions were recognized, a benefit of $9.4 million at December 31, 2020, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $3.6 million, excluding interest, during the next twelve months related to the expiration of certain statutes of limitations.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2017 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to: 2011 for Norway; 2015 for Canada; 2016 for Germany; and 2017 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $1.3 million during each of 2018 and 2019 and $.8 million during 2020, and at December 31, 2019 and 2020 we had $1.9 million and $1.3 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

Note 15—Noncontrolling interest in subsidiaries:

	December 31,
	2019	2020
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$216.6	$212.3
NL Industries	65.8	67.1
CompX International	22.7	23.5
BMI	20.1	14.7
LandWell	14.9	6.8
Total	$340.1	$324.4

	Years ended December 31,
	2018	2019	2020
	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$39.9	$16.9	$12.1
NL Industries	(7.0)	4.4	2.5
CompX International	2.0	2.2	1.4
BMI	1.5	2.2	7.6
LandWell	2.4	3.3	10.2
Total	$38.8	$29.0	$33.8

Note 16—Valhi stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In millions)
Balance at December 31, 2018, 2019 and 2020	29.6	(1.1)	28.5

Reverse stock split. On May 28, 2020 following stockholder approval at our annual meeting, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-12, which was effective on June 1, 2020. All share and per-share disclosures for all periods presented in our consolidated financial statements have been adjusted to give effect to the reverse stock split (except where otherwise indicated) and we have adjusted our stockholders’ equity at December 31, 2017, 2018 and 2019 to reflect the split by reclassifying $3.3 million from common stock to additional paid-in capital representing $.01 per share par value of each share of common stock eliminated as a result of the reverse stock split.

Valhi common stock. We issued a nominal number of shares of Valhi common stock during 2018, 2019 and 2020, associated with annual stock awards to members of our board of directors.

Valhi share repurchases and cancellations. Prior to 2018, our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. As adjusted for the 1-for-12 reverse stock split of our common stock effected in June 2020, the aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2020.  We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in 2018, 2019 or 2020.

Treasury stock. At December 31, 2019 and 2020, NL and Kronos held approximately 1.2 million and .1 million shares of our common stock, respectively. The treasury stock we reported for financial reporting purposes at December 31, 2019 and 2020 represents our proportional interest in these shares of our common stock held by NL and Kronos, at NL’s and Kronos’ historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of NL and Kronos, are reflected in our consolidated balance sheet at fair value and are classified as part of other noncurrent assets. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.  Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  We recognized losses of $12.2 million in 2018, $.2 million in 2019 and $1.7 million in 2020 in our Consolidated Statement of Income which represents the unrealized loss in respect of these shares attributable to the noncontrolling interest of Kronos and NL.  See Note 2.

Preferred stock. At December 31, 2017, our outstanding preferred stock consisted of 5,000 shares of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million. The outstanding shares of Series A Preferred Stock were held by Contran and represented all of the shares of Series A Preferred Stock we were authorized to issue. The preferred stock had a par value of $.01 per share and paid a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock were non-convertible, and the shares did not carry any redemption or call features (either at our option or the option of the holder). A holder of the Series A shares did not have any voting rights, except in limited circumstances, and was not entitled to a preferential dividend right that is senior to our shares of common stock. We had not declared any dividends on the Series A Preferred Stock since its issuance. Effective August 10, 2020, we, Contran and a wholly owned subsidiary of Contran entered into a contribution agreement pursuant to which, on August 10, 2020, the 6% Series A Preferred Stock was voluntarily contributed to our capital for no consideration and without the issuance of additional securities by us. Our independent directors approved acceptance of such contribution and entering into the contribution agreement.  The contribution has no impact on our consolidated financial position, results of operations or liquidity and the contribution did not have any tax consequences to us.  On August 10, 2020, following the contribution of the 6% Series A Preferred Stock to us, we filed a Certificate of Elimination with the Secretary of State of Delaware and, as a result, the 5,000 shares that were designated as 6% Series A Preferred Stock have been returned to the status of authorized but unissued shares of the preferred stock, $.01 par value per share, without designation as to series.

Valhi long-term incentive compensation plan. Prior to 2018, our board of directors adopted a plan that provides for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. Under the plan, we awarded  14,500 shares in 2018 and 50,000 shares in each of 2019 and 2020, and at December 31, 2020, 24,000 shares are available for future award under this new plan. The share numbers under the plan have not been adjusted for the reverse stock split in 2020.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2020, Kronos, NL and CompX had 127,400, 79,900 and 149,050 shares of their respective common stock available for future award under respective plans.

 Accumulated other comprehensive income (loss).  Accumulated other comprehensive income (loss) attributable to Valhi stockholders comprises changes in equity as presented in the table below.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$1.7	$1.7	$1.7
Other comprehensive income:
Unrealized gain arising during the year	-	-	.1
Balance at end of year	$1.7	$1.7	$1.8
Currency translation:
Balance at beginning of year	$(54.1)	$(75.6)	$(76.8)
Other comprehensive gain (loss) arising during the year	(21.5)	(1.2)	9.4
Balance at end of year	$(75.6)	$(76.8)	$(67.4)
Defined benefit pension plans:
Balance at beginning of year	$(129.0)	$(134.0)	$(146.6)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	7.6	7.2	9.8
Net actuarial loss arising during the year	(12.6)	(19.8)	(17.3)
Balance at end of year	$(134.0)	$(146.6)	$(154.1)
OPEB plans:
Balance at beginning of year	$2.4	$1.7	$1.0
Other comprehensive loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.8)	(.8)	(.8)
Net actuarial gain arising during the year	.1	.1	.1
Balance at end of year	$1.7	$1.0	$.3
Total accumulated other comprehensive loss:
Balance at beginning of year	$(179.0)	$(206.2)	$(220.7)
Other comprehensive income (loss)	(27.2)	(14.5)	1.3
Balance at end of year	$(206.2)	$(220.7)	$(219.4)

See Note 11 for amounts related to our defined benefit pension plans and Note 10 for amounts related to our OPEB plans.

Note 17—Related party transactions:

We may be deemed to be controlled by Ms. Simmons and the Family Trust.  See Note 1. Corporations that may be deemed to be controlled by or affiliated with such individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party. While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

From time to time, we may have loans and advances outstanding between us and various related parties, including Contran, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  See Note 9 for more information on the Valhi credit facility with Contran.  We paid Contran $18.9 million, $19.9 million and $14.2 million in interest on borrowings and unused commitment fees under credit facilities in 2018, 2019 and 2020, respectively.

We and a subsidiary of Contran guaranteed (i) Tremont’s obligation under its $2.0 million promissory note payable to NERT discussed in Note 9 and (ii) Tremont’s $9.9 million ($11.1 million face value) deferred payment obligation discussed in Note 10. In connection with the payment in full of the promissory note in 2020 and the deferred payment obligation in 2021, the guaranty obligations were released.

Under the terms of various intercorporate services agreements (“ISAs”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We negotiate fees annually, and agreements renew quarterly.  The net ISA fees charged to us by Contran aggregated $39.6 million in 2018, $43.9 million in 2019 and $41.3 million in 2020.

At December 31, 2020, we had an aggregate 21.7 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged. We received  $3.1 million in 2018, $1.9 million in 2019 and $1.4 million in 2020 from Contran for this pledge.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company, our subsidiary, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(excellent) for substantially all of the risks it underwrites.  EWI RE, Inc., our subsidiary, brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants prior to NL’s sale of EWI’s insurance and risk management business to a third party in November 2019. Consistent with insurance industry practices, Tall Pines receives commissions from reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites, and prior to November 2019 EWI received commissions from the insurance and reinsurance underwriters for the policies that it brokered. We received cash payments under the group insurance program from Contran and certain other affiliates not members of our consolidated financial reporting group of $5.4 million in 2018 and $.7 million in 2019. These amounts principally represent insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  Following the sale of EWI’s insurance and risk management business, Contran engaged the third-party insurance broker that purchased the business to provide many of the services previously provided by EWI and we continue to utilize Tall Pines to underwrite certain insurance risks. The aggregate amount paid under the group insurance program by us, our subsidiaries and our joint venture in 2020 was $23.1 million. The aggregate amount paid under the program in 2020 principally represents premiums for insurance, but also includes payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, and amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect these relationships will continue in 2021.

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

Contran and certain of its subsidiaries participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established.  Pursuant to the program, Contran and certain of its subsidiaries, as a group, share information technology data recovery services.  The program apportions its costs among the participating companies.  We paid Contran $.3 million in 2018, $.2 million in 2019 and $.3 million in 2020 for such services.  Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran.  Kronos paid Contran $.1 million in 2019 and $.4 million in 2020 for such rent and related ancillary services.  We expect that these relationships with Contran will continue in 2021.

 Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2019	2020
	(In millions)
Current receivables from affiliates:
Contran trade items	$.4	$1.7
Louisiana Pigment Company, L.P.	4.7	-
Other	2.2	2.8
Total	$7.3	$4.5
Current payables to affiliates:
Louisiana Pigment Company, L.P.	$16.4	$19.3
Contran income taxes	4.0	8.3
Total	$20.4	$27.6
Noncurrent payable to affiliates:
Contran - income taxes	$56.3	$50.4
Payables to affiliate included in long-term debt
Valhi - Contran credit facility	$313.0	$270.7

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 7. Purchases of TiO2 from LPC were  $165.9 million in 2018, $176.2 million in 2019 and $167.8 million in 2020. Sales of feedstock to LPC were $66.9 million in 2018, $84.1 million in 2019 and $84.2 million in 2020.  The noncurrent payable to Contran for income taxes is discussed in Note 14.

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

NL believes that these actions are without merit, and intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable we have incurred any liability with respect to all of the lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, other than with respect to the Santa Clara case discussed below, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment).  NL’s sixth installment will be made with funds already on deposit at the court, which is classified as restricted cash and included in other assets on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL).  Pursuant to the settlement agreement, also during the third quarter of 2019 NL placed an additional $9.0 million into an escrow account which is classified as restricted cash and included in other assets on our Consolidated Balance Sheets.

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019.  For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million.  We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019).  NL made the initial $25.0 million payment in September 2019 and the first annual installment payment of $12.0 million in September 2020.  We recognized an aggregate of $.6 million in accretion expense in the second half of 2019 and an aggregate of $1.3 million in 2020.

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

Environmental matters and litigation

Our operations are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. Our businesses have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance. From time to time, our businesses may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe that all of our facilities are in substantial compliance with applicable environmental laws.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2019 and 2020, we had not recognized any material receivables for recoveries.

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

The table below presents a summary of the activity in our accrued environmental costs during 2018, 2019, and 2020.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Balance at the beginning of the year	$117.5	$103.4	$99.7
Additions charged to expense, net	3.1	.3	.7
Payments, net	(17.2)	(4.0)	(1.9)
Changes in currency exchange rates and other	-	-	.1
Balance at the end of the year	$103.4	$99.7	$98.6
Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$6.5	$4.5	$3.4
Noncurrent liabilities	96.9	95.2	95.2
Total	$103.4	$99.7	$98.6

NL. On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2020, NL had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $114 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2020, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other. We have also accrued approximately $6 million at December 31, 2020 for other environmental cleanup matters. This accrual is near the upper end of the range of our estimate of reasonably possible costs for such matters.

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

Other matters

Concentrations of credit risk—Sales of TiO2 accounted for approximately 94% of our Chemicals Segment’s sales in 2018 and 2019 and 93% in 2020. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to over 4,000 customers, with the top ten customers approximating 33% of our Chemicals Segment’s net sales in 2018, 36% in 2019 and 34% in 2020.  Our Chemicals Segment did not have sales to a single customer comprising 10% or more of its net sales in 2018.  In 2019 and 2020 one customer accounted for approximately 10% of our Chemicals Segment’s net sales. The table below shows the approximate percentage of our Chemicals Segment’s TiO2 sales by volume for its significant markets, Europe and North America, for the last three years.

	2018	2019	2020
Europe	44%	46%	46%
North America	37%	34%	36%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s Segment accounted for approximately 44% of our Component Products Segment’s sales in 2018, 47% in 2019 and 48% in 2020. One customer of the security products reporting unit accounted for approximately 13% of the Component Products Segment’s total sales in 2018, 14% in 2019 and 17% in 2020.

Our Real Estate Management and Development Segment’s revenues are land sales income and water and electric delivery fees.  During 2018 we had sales to three customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales. During 2019 we had sales to three customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales related to land sales and one customer related to water delivery sales. During 2020 we had sales to one customer that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales.

Long-term contracts—Our Chemicals Segment has long-term supply contracts that provide for certain of its TiO2 feedstock requirements through 2023. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.2 billion over the life of the contracts in years subsequent to December 31, 2020. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $86 million at December 31, 2020.

Income taxes—Prior to 2018, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

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

Note 19—Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments by the ASC Topic 820 categories as of December 31, 2019 and 2020:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Asset (liability)
December 31, 2019:
Marketable securities:
Current	$2.1	$-	$2.1
Noncurrent	6.2	1.3	4.9
December 31, 2020:
Marketable securities:
Current	$4.4	$-	$4.4
Noncurrent	2.9	.2	2.7

See Note 6 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2019 and 2020:

	December 31, 2019		December 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$583.8	$583.8	$570.3	$570.3
Deferred payment obligation	9.9	9.9	1.3	1.3
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	442.6	457.0	485.7	499.9
Valhi credit facility with Contran	313.0	313.0	270.7	270.7
Tremont promissory note payable	2.0	2.0	-	-
BMI bank note payable	17.2	17.9	16.3	16.9
LandWell note payable to the City of Henderson	1.6	1.6	-	-
LandWell bank note payable	15.0	15.0	14.2	14.2

At December 31, 2020, the estimated market price of Kronos’ Senior Notes was €1,019 per €1,000 principal amount. The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the Senior Notes trade were not active.    Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 10.

Note 20—Recent accounting pronouncements:

In December 2019, The Financial Accounting Standards Board issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. We adopted this ASU as of January 1, 2020. The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

Note 21—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2019
Net sales	$479.6	$528.6	$475.2	$414.1
Gross margin	121.8	123.2	98.4	91.2
Operating income	60.4	65.9	41.4	25.0
Net income from continuing operations	28.4	18.2	17.2	14.4
Amounts attributable to Valhi stockholders:
Net income	$18.2	$7.1	$13.1	$10.8
Basic and diluted income per share	$.64	$.25	$.46	$.38
Year ended December 31, 2020
Net sales	$459.3	$415.0	$458.6	$516.8
Gross margin	99.7	104.0	89.7	118.7
Operating income	71.0	39.3	28.9	46.9
Net income from continuing operations	37.9	(4.2)	19.4	31.6
Amounts attributable to Valhi stockholders:
Income from continuing operations	$24.4	$(9.1)	$15.4	$20.2
Income from discontinued operations	-	-	-	4.3
Net income	$24.4	$(9.1)	$15.4	$24.5
Earnings per share:
Income from continuing operations	$.86	$(.32)	$.54	$.71
Income from discontinued operations	-	-	-	.15
Basic and diluted income per share	$.86	$(.32)	$.54	$.86

We recognized the following amounts during 2019:

•	a pre-tax charge of $19.3 million related to a litigation settlement expense primarily recognized in the second quarter (see Note 18);
•	pre-tax income from tax increment infrastructure reimbursement of $8.8 million primarily recognized in the second quarter (see Note 7);

•	pre-tax insurance recoveries of $7.7 million primarily related to a single insurance recovery settlement recognized in the second quarter (see Note 13);
•	a pre-tax gain on sale of land of $4.4 million in the third quarter (see Note 13); and
•	a pre-tax gain of $3.0 million related to NL’s sale of its insurance and risk management business recognized in the fourth quarter (see Note 13).

We recognized the following amounts during 2020:

•	pre-tax income from tax increment infrastructure reimbursement of $19.1 million recognized in the first quarter (see Note 7);
•	a pre-tax gain of $4.0 million recognized in the third quarter for proceeds received related to a prior land sale (see Note 13); and
•	a pre-tax gain of $4.9 million for the settlement of an earn-out provision related to the sale of our Waste Management Segment recognized in the fourth quarter (see Note 3).

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.