Form 10-Q
period 2021-03-31
VALHI INC /DE/
filed 2021-05-06
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on April 30, 2021: 28,273,093

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2020	2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$518.6	$546.0
Restricted cash equivalents	13.9	17.2
Marketable securities	4.4	2.4
Accounts and other receivables, net	342.3	362.8
Inventories, net	538.2	491.9
Other current assets	36.0	47.7
Total current assets	1,453.4	1,468.0

Other assets:
Investment in TiO2 manufacturing joint venture	103.3	106.7
Goodwill	379.7	379.7
Deferred income taxes	120.2	112.0
Other assets	242.3	232.5
Total other assets	845.5	830.9

Property and equipment:
Land	49.6	48.7
Buildings	268.7	257.8
Equipment	1,234.8	1,205.0
Mining properties	30.2	24.3
Construction in progress	64.5	67.9
	1,647.8	1,603.7
Less accumulated depreciation and amortization	1,057.4	1,034.8
Net property and equipment	590.4	568.9
Total assets	$2,889.3	$2,867.8

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2020	2021
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2.4	$2.4
Accounts payable and accrued liabilities	300.0	291.9
Income taxes	15.7	17.2
Total current liabilities	318.1	311.5

Noncurrent liabilities:
Long-term debt	786.2	763.1
Deferred income taxes	29.6	30.2
Payable to affiliate - income taxes	50.4	50.4
Accrued pension costs	379.0	361.8
Accrued environmental remediation and related costs	95.2	94.7
Other liabilities	223.9	227.5
Total noncurrent liabilities	1,564.3	1,527.7

Equity:
Valhi stockholders' equity:
Common stock	.3	.3
Additional paid-in capital	668.3	669.2
Retained earnings	282.9	295.5
Accumulated other comprehensive loss	(219.4)	(215.8)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	682.5	699.6
Noncontrolling interest in subsidiaries	324.4	329.0
Total equity	1,006.9	1,028.6
Total liabilities and equity	$2,889.3	$2,867.8

Commitments and contingencies (Notes 6, 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2020	2021
	(unaudited)

Revenues and other income:
Net sales	$459.3	$509.0
Other, net	34.9	7.0
Total revenues and other income	494.2	516.0

Costs and expenses:
Cost of sales	359.6	399.7
Selling, general and administrative	70.9	70.9
Other components of net periodic pension and OPEB expense	4.7	4.3
Interest	9.7	8.6
Total costs and expenses	444.9	483.5
Income before income taxes	49.3	32.5
Income tax expense	11.4	8.0
Net income	37.9	24.5
Noncontrolling interest in net income of subsidiaries	13.5	9.7
Net income attributable to Valhi stockholders	$24.4	$14.8

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$.86	$.52

Basic and diluted weighted average shares outstanding	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2020	2021
	(unaudited)
Net income	$37.9	$24.5
Other comprehensive income (loss), net of tax:
Currency translation	(37.7)	1.7
Defined benefit pension plans	3.0	3.4
Other	(.1)	(.2)
Total other comprehensive income (loss), net	(34.8)	4.9
Comprehensive income	3.1	29.4
Comprehensive income attributable to noncontrolling interest	4.2	11.0
Comprehensive income (loss) attributable to Valhi stockholders	$(1.1)	$18.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2020 and 2021 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total

Balance at December 31, 2019	$667.3	$.3	$3.3	$239.4	$(220.7)	$(49.6)	$340.1	$980.1
Net income	-	-	-	24.4	-	-	13.5	37.9
Other comprehensive loss, net	-	-	-	-	(25.5)	-	(9.3)	(34.8)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(8.6)	(8.6)
Cash dividends - $.24 per share	-	-	-	(6.8)	-	-	-	(6.8)
Equity transactions with noncontrolling interest, net and other	-	-	-	(.6)	-	-	(.3)	(.9)

Balance at March 31, 2020	$667.3	$.3	$3.3	$256.4	$(246.2)	$(49.6)	$335.4	$966.9

Balance at December 31, 2020	$-	$.3	$668.3	$282.9	$(219.4)	$(49.6)	$324.4	$1,006.9
Net income	-	-	-	14.8	-	-	9.7	24.5
Other comprehensive income, net	-	-	-	-	3.6	-	1.3	4.9
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(4.8)	(4.8)
Cash dividends - $.08 per share	-	-	-	(2.2)	-	-	-	(2.2)
Equity transaction with noncontrolling interest, net and other	-	-	.9	-	-	-	(1.6)	(.7)

Balance at March 31, 2021	$-	$.3	$669.2	$295.5	$(215.8)	$(49.6)	$329.0	$1,028.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$37.9	$24.5
Depreciation and amortization	17.0	14.7
Benefit plan expense greater than cash funding	3.1	3.5
Deferred income taxes	-	1.3
Contributions to TiO2 manufacturing joint venture, net	(2.2)	(3.4)
Other, net	3.1	.9
Change in assets and liabilities:
Accounts and other receivables, net	(39.7)	(29.7)
Inventories, net	2.7	35.7
Land held for development, net	(2.7)	(4.9)
Accounts payable and accrued liabilities	(35.0)	(2.0)
Accounts with affiliates	(1.5)	4.5
Income taxes	11.8	1.9
Other, net	(12.7)	9.6
Net cash provided by (used in) operating activities	(18.2)	56.6
Cash flows from investing activities:
Capital expenditures	(16.0)	(11.5)
Purchases of marketable securities	(.4)	(.9)
Proceeds from disposal of marketable securities	.6	3.0
Other, net	2.7	2.1
Net cash used in investing activities	(13.1)	(7.3)
Cash flows from financing activities:
Principal payments on indebtedness	(3.2)	(3.9)
Valhi cash dividends paid	(6.8)	(2.2)
Distributions to noncontrolling interest in subsidiaries	(8.6)	(4.8)
Subsidiary treasury stock acquired	(1.0)	(.8)
Net cash used in financing activities	(19.6)	(11.7)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(50.9)	37.6
Effect of exchange rates on cash	(3.9)	(7.0)
Balance at beginning of period	583.8	570.3
Balance at end of period	$529.0	$600.9
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$12.7	$12.0
Income taxes, net	(.7)	3.9
Noncash investing activities:
Change in accruals for capital expenditures	2.2	2.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

Note 1—Organization and basis of presentation:

Organization— We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at March 31, 2021.  A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons.  Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2021, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 11, 2021 (the “2020 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2020 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2020) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2021 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2020 Consolidated Financial Statements contained in our 2020 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2—Business segment information:

Business segment	Entity	% controlled at March 31, 2021
Chemicals	Kronos	80%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 30% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI.  Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended
	March 31,
	2020	2021
	(In millions)
Net sales:
Chemicals	$421.0	$465.0
Component products	32.3	35.9
Real estate management and development	6.0	8.1
Total net sales	$459.3	$509.0
Cost of sales:
Chemicals	$333.3	$369.7
Component products	21.9	24.9
Real estate management and development	4.4	5.1
Total cost of sales	$359.6	$399.7
Gross margin:
Chemicals	$87.7	$95.3
Component products	10.4	11.0
Real estate management and development	1.6	3.0
Total gross margin	$99.7	$109.3
Operating income:
Chemicals	$46.8	$37.7
Component products	5.0	5.8
Real estate management and development	19.2	7.8
Total operating income	71.0	51.3
General corporate items:
Securities earnings	1.6	.9
Insurance recoveries	1.6	-
Changes in market value of Valhi common stock held by subsidiaries	(2.4)	1.3
Other components of net periodic pension and OPEB expense	(4.7)	(4.3)
General expenses, net	(8.1)	(8.1)
Interest expense	(9.7)	(8.6)
Income before income taxes	$49.3	$32.5

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material. Infrastructure reimbursement is included in the determination of Real Estate Management and Development operating income. See Note 11.

Note 3—Accounts and other receivables, net:

	December 31,	March 31,
	2020	2021
	(In millions)
Trade accounts receivable:
Kronos	$294.8	$314.7
CompX	10.8	16.9
BMI and LandWell	1.2	1.3
VAT and other receivables	27.2	23.4
Refundable income taxes	5.7	5.4
Receivable from affiliates:
Contran - trade items	1.7	.4
Other - trade items	2.8	2.7
Allowance for doubtful accounts	(1.9)	(2.0)
Total	$342.3	$362.8

Note 4—Inventories, net:

	December 31,	March 31,
	2020	2021
	(In millions)
Raw materials:
Chemicals	$133.2	$134.7
Component products	3.2	3.6
Total raw materials	136.4	138.3
Work in process:
Chemicals	36.8	30.5
Component products	11.7	11.5
Total in-process products	48.5	42.0
Finished products:
Chemicals	270.0	230.2
Component products	3.5	3.0
Total finished products	273.5	233.2
Supplies (chemicals)	79.8	78.4
Total	$538.2	$491.9

Note 5—Other assets:

	December 31,	March 31,
	2020	2021
	(In millions)
Other noncurrent assets:
Land held for development	$96.0	$80.5
Operating lease right-of-use assets	26.1	24.6
Restricted cash and cash equivalents	37.8	37.7
IBNR receivables	37.1	37.7
Marketable securities	2.9	2.8
Pension asset	8.4	8.5
Note receivables - OPA	25.3	30.1
Other	8.7	10.6
Total	$242.3	$232.5

Note 6—Long-term debt:

	December 31,	March 31,
	2020	2021
	(In millions)
Valhi:
Contran credit facility	$270.7	$268.4
Subsidiary debt:
Kronos:
Senior Notes	485.7	465.0
BMI:
Bank loan - Western Alliance Bank	16.3	16.3
LandWell:
Note payable to Western Alliance Business Trust	14.2	14.2
Other	1.7	1.6
Total subsidiary debt	517.9	497.1
Total debt	788.6	765.5
Less current maturities	(2.4)	(2.4)
Total long-term debt	$786.2	$763.1

Valhi – Contran credit facility – During the first three months of 2021, we had no borrowings and repaid $2.3 million under this facility.  The average interest rate on the existing balance for the three months ended March 31, 2021 was 4.25%. At March 31, 2021, the interest rate was 4.25% and $51.6 million was available for borrowing under this facility.

Kronos – Senior Notes -  At March 31, 2021, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $4.3 million.

Revolving credit facilities– On April 20, 2021, Kronos entered into a new global $225 million revolving credit facility (“Global Revolver”) which matures in April 2026.   The Global Revolver replaces Kronos’ previously existing North American and European revolving credit facilities and there were no borrowings on either facility in 2021 through their termination concurrent with entering into the Global Revolver.  The full $225 million was available for borrowing upon the commencement of the Global Revolver.  Borrowings under the Global Revolver are available for Kronos’ general corporate purposes. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver.   Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to $25 million, €30 million and €60 million, respectively.  Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (LIBOR, CDOR or EURIBOR, dependent on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%.  The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

Other – We are in compliance with all of our debt covenants at March 31, 2021.

Note 7—Accounts payable and accrued liabilities:

	December 31,	March 31,
	2020	2021
	(In millions)
Accounts payable:
Kronos	$111.0	$132.0
CompX	2.6	3.1
BMI and LandWell	3.6	5.4
Other	.4	.4
Payable to affiliates:
Contran - income taxes	8.3	8.9
Louisiana Pigment Company, L.P. ("LPC")	19.3	16.8
Accrued litigation settlement	11.8	11.9
Employee benefits	37.5	36.3
Operating lease liabilities	6.7	6.3
Accrued sales discounts and rebates	30.2	14.9
Deferred income	20.1	18.2
Environmental remediation and related costs	3.4	3.5
Interest	5.7	1.5
Other	39.4	32.7
Total	$300.0	$291.9

The accrued litigation settlement is discussed in Note 15.

Note 8—Other noncurrent liabilities:

	December 31,	March 31,
	2020	2021
	(In millions)
Operating lease liabilities	$18.8	$17.6
Reserve for uncertain tax positions	6.8	6.9
Accrued litigation settlement	49.4	49.6
Deferred income	58.9	61.5
Other postretirement benefits	10.8	10.8
Employee benefits	6.2	5.8
Insurance claims and expenses	39.3	42.8
Deferred payment obligation	1.3	-
Accrued development costs	24.6	24.6
Other	7.8	7.9
Total	$223.9	$227.5

The accrued litigation settlement is discussed in Note 15.

Deferred payment obligation –  As disclosed in Note 10 to our Annual Report, we were required to make mandatory repayments to Nevada Environmental Response Trust (“NERT”) on our deferred payment obligation whenever we received distributions from BMI or LandWell and we could make voluntary repayments at any time without penalty.  In the first quarter of 2021, we voluntarily fully repaid the remaining $1.5 million face value outstanding under the obligation and recognized an accretion loss of $.2 million on the early repayment.

Note 9 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2020	2021
	(In millions)
Net sales - point of origin:
United States	$237.0	$253.9
Germany	229.1	231.2
Canada	67.7	97.2
Belgium	66.1	66.5
Norway	54.3	71.0
Eliminations	(233.2)	(254.8)
Total	$421.0	$465.0

Net sales - point of destination:
Europe	$214.5	$227.3
North America	132.3	145.3
Other	74.2	92.4
Total	$421.0	$465.0

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended
	March 31,
	2020	2021
	(In millions)
Component Products:
Net sales:
Security products	$25.5	$25.9
Marine components	6.8	10.0
Total	$32.3	$35.9
Real Estate Management and Development:
Net sales:
Land sales	$3.6	$6.6
Water delivery	1.9	1.0
Utility and other	.5	.5
Total	$6.0	$8.1

Note 10—Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2020	2021
	(In millions)
Service cost	$3.2	$3.8
Interest cost	3.0	2.4
Expected return on plan assets	(2.8)	(3.4)
Recognized actuarial losses	4.8	5.4
Total	$8.2	$8.2

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2021.

Note 11—Other income, net:

	Three months ended
	March 31,
	2020	2021
	(In millions)
Securities earnings:
Dividends and interest	$2.0	$.9
Securities transactions, net	(.4)	-
Total	1.6	.9
Currency transactions, net	12.2	(.5)
Insurance recoveries	1.6	-
Infrastructure reimbursement	19.1	6.2
Gain on land and related sales	.5	-
Other, net	(.1)	.4
Total	$34.9	$7.0

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  See Note 15.  In the first quarter of 2020, Kronos recognized a $1.5 million gain related to an insurance settlement for a property damage claim.

Infrastructure reimbursement– As disclosed in Note 7 to our 2020 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment.  During the first quarters of 2020 and 2021, LandWell received approval for additional tax increment reimbursement of $19.1 million and $6.2 million, respectively, which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

Note 12—Income taxes:

	Three months ended
	March 31,
	2020	2021
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$10.3	$6.8
Incremental net tax benefit on earnings and losses of non-U.S., U.S. and non-tax group companies	(1.8)	(1.1)
Non-U.S. tax rates	.9	.8
Valuation allowance	(.2)	1.2
Adjustment to the reserve for uncertain tax positions, net	.6	(.4)
Global intangible low-tax income, net	1.2	.5
U.S. state income taxes and other, net	.4	.2
Income tax expense	$11.4	$8.0
Comprehensive provision for income taxes allocable to:
Net income	$11.4	$8.0
Other comprehensive income (loss):
Currency translation	(4.7)	.2
Pension plans	1.8	2.1
Other	(.2)	(.1)
Total	$8.3	$10.2

The amount shown in the preceding table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate.  The amount shown on such table for incremental net tax benefit on earnings and losses of non-U.S., U.S. and non-tax group companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current-year earnings of all of our Chemicals Segment’s non-U.S.

subsidiaries, (ii) current U.S. income taxes (or current income tax benefit) including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, (iii) deferred income taxes associated with our direct investment in Kronos and (iv) current and deferred income taxes associated with distributions and earnings from our investments in LandWell and BMI.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic.  The CARES Act, among other things, includes modifications to the limitation of business interest for tax years beginning in 2019 and 2020 increasing the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increased our allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $1.0 million related to an adjustment to the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019.

Tax authorities are examining certain of our U.S. and non-U.S. income tax returns and may propose tax deficiencies, including penalties and interest. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $4.0 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 13—Noncontrolling interest in subsidiaries:

	December 31,	March 31,
	2020	2021
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$212.3	$213.2
NL Industries	67.1	69.3
CompX International	23.5	22.0
BMI	14.7	15.7
LandWell	6.8	8.8
Total	$324.4	$329.0

	Three months ended March 31,
	2020	2021
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$5.2	$3.8
NL Industries	.3	2.3
CompX International	.6	.6
BMI	2.8	1.1
LandWell	4.6	1.9
Total	$13.5	$9.7

Note 14—Stockholders’ equity:

Accumulated Other Comprehensive Loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended
	March 31,
	2020	2021
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.7	$1.8
Other comprehensive loss - unrealized losses arising during the period	-	-
Balance at end of period	$1.7	$1.8
Currency translation adjustment:
Balance at beginning of period	$(76.8)	$(67.4)
Other comprehensive income (loss)	(27.6)	1.3
Balance at end of period	$(104.4)	$(66.1)
Defined benefit pension plans:
Balance at beginning of period	$(146.6)	$(154.1)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.3	2.5
Balance at end of period	$(144.3)	$(151.6)
OPEB plans:
Balance at beginning of period	$1.0	$.3
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	(.2)	(.2)
Balance at end of period	$.8	$.1
Total accumulated other comprehensive loss:
Balance at beginning of period	$(220.7)	$(219.4)
Other comprehensive income (loss)	(25.5)	3.6
Balance at end of period	$(246.2)	$(215.8)

Preferred stock – As disclosed in Note 16 to our 2020 Annual Report, pursuant to a contribution agreement between us, Contran and a wholly owned subsidiary of Contran, on August 10, 2020, the 5,000 shares of 6% Series A Preferred Stock held by Contran were voluntarily contributed to our capital for no consideration and without the issuance of additional securities by us. Our independent directors approved acceptance of such contribution and entering into the contribution agreement.  The contribution had no impact on our consolidated financial position, results of operations or liquidity and the contribution did not have any tax consequences to us.  On August 10, 2020, following the contribution of the 6% Series A Preferred Stock to us, we filed a Certificate of Elimination with the Secretary of State of Delaware and, as a result, the 5,000 shares that were designated as 6% Series A Preferred Stock were returned to the status of authorized but unissued shares of the preferred stock, $.01 par value per share, without designation as to series.

Other – During the first three months of 2021, CompX acquired 50,000 shares of its Class A common stock in a market transaction for approximately $.8 million.  At March 31, 2021, approximately .6 million shares were available for repurchase under CompX’s prior repurchase authorizations.

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

●	no final, non-appealable adverse judgments have ever been entered against NL, and
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

Under the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL has five annual installments remaining ($12.0 million for the next four installments and $16.7 million for the final installment).  NL’s final installment will be made with funds already on deposit at the court, which is classified as restricted cash and included in other assets on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL).  See Note 18 to our 2020 Annual Report.

New cases may continue to be filed against NL.  We cannot assure you that we will not incur liability in the future with respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against NL or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against NL as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2021.

Amount
(In millions)

Balance at the beginning of the year	$98.6
Additions charged to expense	-
Payments, net	(.4)
Balance at the end of the period	$98.2
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$3.5
Noncurrent liabilities	94.7
Total	$98.2

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2021, NL had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $114 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2021, there were approximately five sites for which NL is not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our financial position, results of operations and liquidity.

Other – We have also accrued approximately $5 million at March 31, 2021 for other environmental cleanup matters.

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

For additional discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2020 Annual Report.

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

Note 16—Fair value measurements and financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2020		March 31, 2021
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents and restricted cash equivalents	$570.3	$570.3	$600.9	$600.9
Deferred payment obligation	1.3	1.3	-	-
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	485.7	499.9	465.0	478.1
Valhi credit facility with Contran	270.7	270.7	268.4	268.4
BMI bank note payable	16.3	16.9	16.3	16.9
LandWell bank note payable	14.2	14.2	14.2	14.2

At March 31, 2021, the estimated market price of Kronos’ Senior Notes was €1,019 per €1,000 principal amount.  The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values.  See Note 6.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

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

Operations Overview

Quarter Ended March 31, 2021 Compared to the Quarter Ended March 31, 2020 —

We reported net income attributable to Valhi stockholders of $14.8 million or $.52 per diluted share in the first quarter of 2021 compared to net income of $24.4 million or $.86 per diluted share in the first quarter of 2020.  As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2020 to 2021 primarily due to:

●	lower operating income from our Chemicals Segment in 2021 compared to 2020, slightly offset by higher operating income from our Component Products Segment; and
●

lower operating income from our Real Estate Management and Development segment including income from tax increment infrastructure reimbursement of $6.2 million in 2021 compared to $19.1 million in 2020.

Our diluted net income per share in the first quarter of 2021 includes income of $.11 per share related to the tax infrastructure reimbursement.

Our diluted net income per share in the first quarter of 2020 includes:

•	income of $.35 per share related to the tax increment infrastructure reimbursement; and
•	a gain of $.03 per share related to an insurance recovery for a property damage claim at our Chemicals Segment.

Current Forecast for 2021—

We currently expect to report higher consolidated operating income for 2021 as compared to 2020 primarily due to higher operating income from our Chemicals Segment and our Component Products Segment. Beginning in the second half of 2020 and continuing through the first quarter of 2021, sales at each of our operating segments have improved from reduced levels experienced in the first half of 2020 resulting from the COVID-19 pandemic. We expect the improved demand experienced since late 2020 to continue for the remainder of 2021 and we expect our operating results to reflect the elevated demand. See additional discussion on expectations for each of our operating segments below.

Segment Operating Results—2021 Compared to 2020 –

Chemicals –

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 to be consistent with our expectations for the long-term growth in GDP. However, even if our Chemicals Segment and its competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our Chemicals Segment’s customers. We believe that our Chemicals Segment’s customers’ inventory levels are influenced in part by their expectations for future changes in market TiO2 selling prices as well as their expectations for future availability of product. Although certain of our Chemicals Segment’s TiO2 grades are considered specialty pigments, the majority of its grades and substantially all of its production are considered commodity pigment products with price and availability being the most significant competitive factors along with product quality and customer and technical support service.

The factors having the most impact on our Chemicals Segment’s reported operating results are:

•	TiO2 selling prices,
•	our Chemicals Segment’s TiO2 sales and production volumes,
•	manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar and the euro relative to the Norwegian krone).

Key performance indicators are our Chemicals Segment’s TiO2 average selling prices, the level of TiO2 sales and production volumes, and the cost of our Chemicals Segment’s third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended March 31,
	2020	2021	% Change
	(Dollars in millions)
Net sales	$421.0	$465.0	10%
Cost of sales	333.3	369.7	11
Gross margin	$87.7	$95.3	9
Operating income	$46.8	$37.7	(19)
Percent of net sales:
Cost of sales	79%	79%
Gross margin	21	21
Operating income	11	8
Ti02 operating statistics:
Sales volumes*	136	141	3%
Production volumes*	132	130	(1)
Percent change in net sales:
Ti02 sales volumes			3%
Ti02 product pricing			(1)
Ti02 product mix/other			3
Changes in currency exchange rates			5
Total			10%

*	Thousands of metric tons

Current Industry Conditions— Our Chemicals Segment started 2021 with average TiO2 selling prices 3% lower than at the beginning of 2020 and our Chemicals Segment’s average TiO2 selling prices at the end of the first quarter of 2021 were 1% higher than the end of 2020.  Our Chemicals Segment experienced higher sales volumes in its North American and Latin American markets, partially offset by lower sales volumes in its European market in the first three months of 2021 as compared to the same period of 2020.

Our Chemicals Segment operated its production facilities at overall average capacity utilization rates of 97% in the first quarter of 2021 compared to 95% in the first quarter of 2020. Due to the phase-out of sulfate production at one of its facilities in the fourth quarter of 2020, our Chemicals Segment’s production volumes were 1% lower in the first quarter of 2021 as compared to the first quarter of 2020.

Net Sales— Our Chemicals Segment’s net sales in the first quarter of 2021 increased 10%, or $44.0 million, compared to the first quarter of 2020 primarily due to a 3% increase in sales volumes (which increased net sales by approximately $13 million), partially offset by a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $4 million).  In addition to the net impact of higher sales volumes and lower average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $20 million in the first quarter of 2021 as compared to the first quarter of 2020.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 3% in the first quarter of 2021 as compared to the first quarter of 2020 primarily due to higher demand in its North American and Latin American markets, partially offset by lower demand in its European market.

Cost of Sales and Gross Margin— Our Chemicals Segment’s cost of sales increased $36.4 million, or 11%, in the first quarter of 2021 compared to the first quarter of 2020 due to a 3% increase in sales volumes partially offset by lower production costs of approximately $13 million.  Our Chemicals Segment’s cost of sales as a percentage of net sales in the first quarter of 2021 was comparable to its cost of sales as a percentage of net sales in the first quarter of 2020.

Our Chemicals Segment’s gross margin as a percentage of net sales was 21% in each of the first quarters of 2021 and 2020.  Gross margin as a percentage of net sales increases or decreases primarily due to the net effect of fluctuations in sales volumes, average TiO2 selling prices and raw materials and other production costs.

Operating Income— Our Chemicals Segment’s operating income decreased by $9.1 million, or 19%, in the first quarter of 2021 compared to the first quarter of 2020.  Operating income as a percentage of net sales decreased to 8% in the first quarter of 2021 from 11% in the same period of 2020.  We estimate that changes in currency exchange rates decreased income from operations by approximately $16 million in the first quarter of 2021 as compared to the same period in 2020, as discussed below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.4 million in the first three months of 2021 and $.5 million in the same period of 2020, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

Currency Exchange Rates—– Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of our Chemicals Segment’s sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of our Chemicals Segment’s sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently our Chemicals Segment’s non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our Chemicals Segment’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our Chemicals Segment’s non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, and (ii) changes in currency exchange rates during time periods when our Chemicals Segment’s non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our Chemicals Segment’s sales and operating income for the periods indicated.

Impact of changes in currency exchange rates Three months ended March 31, 2021 vs March 31, 2020

				Translation gains (losses)- impact of rate changes	Total currency impact 2021 vs 2020
	Transaction gains (losses) recognized
	2020	2021	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$20	$20
Operating income	12	(1)	(13)	(3)	(16)

The $20 million increase in our Chemicals Segment’s net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our Chemicals Segment’s euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $16 million decrease in our Chemicals Segment’s operating income was comprised of the following:

•

Lower net currency transaction gains of approximately $13 million caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $3 million from net currency translation losses primarily caused by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020. Such translations, as it related to the U.S. dollar relative to the euro and Norwegian krone, had a nominal effect on our Chemicals Segment’s operating income in 2021 as compared to 2020.

Outlook—Beginning in the second half of 2020 and continuing through the first quarter of 2021, our Chemicals Segment’s sales volumes have increased from reduced levels experienced in the first half of 2020 resulting from the COVID-19 pandemic. Our Chemicals Segment increased production volumes in late 2020 to correspond to increasing demand and has maintained production at those increased levels through the first quarter of 2021. At the beginning of 2021, our Chemicals Segment’s average TiO2 selling prices were 3% lower than at the beginning of 2020 and average selling prices increased 1% during the first quarter of 2021, although still below corresponding 2020 levels.

Despite continued challenges and uncertainties related to the pandemic in certain regions and industries, we expect global demand for consumer products, including those of our Chemicals Segment’s customers, to remain strong throughout 2021 and we expect that our Chemicals Segment’s sales and production volumes will reflect the elevated demand. As global economic activity has begun to recover, our Chemicals Segment has experienced certain disruptions in global supply chains along with increasing production costs, including higher third-party feedstock prices and related shipping costs, which are likely to continue for much of 2021. Due to increased customer demand, we expect sales prices for TiO2 to continue to rise throughout 2021, mitigating increases in distribution and production costs. As such, we expect our Chemicals Segment’s 2021 sales and operating income will be higher than in 2020, principally due to higher TiO2 sales prices and higher sales volumes. Our Chemicals Segment continues to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on a number of factors outside our control, including the ongoing economic effects of the COVID-19 pandemic. Future impacts of COVID-19 on our Chemicals Segment’s operations will depend on, among other things, demand for its products, any future disruption in its operations or its suppliers’ operations and the timing and effectiveness of the global measures deployed to fight COVID-19, all of which remain uncertain and cannot be predicted. Our Chemicals Segment’s manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19 and are in varying stages of recovery. Our Chemicals Segment continues to employ a variety of methods to protect the health and well-being of its workforce and its customers, and is encouraging its employees to be vaccinated. To-date, our Chemicals Segment has had limited cases of COVID-19 among its workforce and all of its facilities have remained open and operational.

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

In the first quarter of 2021 our Component Products Segment’s operating income increased to $5.8 million compared to $5.0 million in the first quarter of 2020, before its sales volumes and operations had been significantly affected by the COVID-19 pandemic. The increase in operating income in the first quarter of 2021 compared to 2020 primarily resulted from higher marine components sales to the towboat market. Our Component Products Segment sustained the greatest negative operating impact from COVID-19 in the second quarter of 2020 to both of its reporting units. Beginning in the third quarter of 2020 and continuing through the first quarter  of 2021, marine components experienced a significant recovery in sales, while security products sales generally improved sequentially, though not to pre-pandemic levels.

	Three months ended March 31,
	2020	2021	% Change
	(Dollars in millions)
Net sales:
Security products	$25.5	$25.9	2%
Marine components	6.8	10.0	47
Total net sales	32.3	35.9	11
Cost of sales	21.9	24.9	14
Gross margin	$10.4	$11.0	6
Operating income	$5.0	$5.8	16

Percent of net sales:
Cost of sales	68%	69%
Gross margin	32	31
Operating income	15	16

Net Sales — Our Component Products Segment’s net sales increased $3.6 million in the first quarter of 2021 compared to the same period in 2020 primarily due to higher marine components sales and to a lesser extent higher security products sales. Marine components net sales increased 47% in the first quarter of 2021 compared to the same period last year primarily due to increased sales of $2.7 million to the towboat market, primarily wake enhancements systems and surf pipes to original equipment boat manufacturers.  Marine components sales continues to benefit from an overall increase in demand in the recreational marine market which began in late spring 2020. Security products net sales increased 2% in the first quarter of 2021 compared to the same period last year primarily due to $.7 million of higher sales to the transportation market and $.5 million of higher sales to the government security market, partially offset by lower sales to markets that continue to be slower to recover from the effects of the COVID-19 pandemic, including $.4 million of lower sales to distribution customers and $.3 million of lower sales to the office furniture market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Sales and Gross Margin — Cost of sales as a percentage of sales increased 1% in the first quarter of 2021 compared to the same period in 2020. As a result, gross margin as a percentage of sales decreased over the same period. Marine components gross margin and operating income as a percentage of sales increased in the first quarter of 2021 compared to the same period last year due to a favorable customer and product mix and increased coverage of fixed costs on higher sales as well as decreased employer paid medical costs. Security products gross margin and operating income margin for the first quarter of 2021 declined as compared to 2020 primarily due to higher cost inventory produced during the fourth quarter of 2020 and sold in the first quarter of 2021. Security products inventory produced during the fourth quarter of 2020 had a higher carrying value compared to the same period in 2019 due to higher cost per unit of production as a result of lower production volumes during the fourth quarter of 2020. This negatively impacted security products’ gross margin and operating income margin as this higher cost inventory was sold during the first quarter of 2021. Additionally, security products’ gross margin and operating income margin were favorably impacted by lower employer paid medical costs of $.7 million during the first quarter of 2021 compared to 2020.

Operating Income — Our Component Products Segment’s operating income for the first quarter of 2021 increased compared to the same period of 2020 and was primarily impacted by the factors impacting cost of sales and gross margin discussed above.

Outlook— Our Component Products Segment first began to feel the effects of the COVID-19 pandemic in late March 2020 when it began receiving requests from certain customers of both its security products and marine components reporting units to postpone shipments, in some cases because customers’ production facilities were temporarily closed.  The second quarter of 2020 sustained the greatest impact from COVID-19, but its effects continued to be felt through most of the remainder of the year.  In the second half of 2020, our Component Products Segment’s sales began to recover from the historically low levels experienced during the second quarter of 2020, with sales steadily improving for the remainder of the year and through the first quarter of 2021.  In the first quarter of 2021, our Component Products Segment’s manufacturing operations maintained normal production rates in-line with improved demand, although security products still has some markets which continue to be slower to recover, particularly distributors and office furniture.  Our Component Products Segment’s supply chains remain intact although it has been moderately impacted by recent global and domestic supply chain disruptions. Thus far our Component Products Segment’s operations team has been able to manage through these disruptions with minimal impact on operations.  Most of the markets our Component Products Segment serves continue to recover, and it communicates closely with all its customers to monitor order levels.  Marine components sales outpaced prior year as demand for recreational boats increased as people sought socially distanced, outdoor activities.  Our Component Products Segment expects this trend to continue during the remainder of 2021.

Considerable effort continues at all of our Component Products Segment’s locations to manage COVID-19 conditions including enhanced health and safety protocols and cleaning and disinfecting efforts.  Throughout the course of the COVID-19 pandemic, our Component Products Segment has focused its efforts on maintaining efficient operations while closely managing its expenses. The advance of the COVID-19 pandemic and the global efforts to mitigate its spread are expected to continue to challenge workers, businesses and governments during 2021. The success and timing of mitigating actions depends in part on continued deployment of effective tools to fight COVID-19, including effective treatments and vaccine distribution before economies are likely to return to normal.  In this regard, as part of our health and safety protocols, our Component Products Segment is encouraging its employees to receive a COVID-19 vaccine and has offered paid time off to hourly employees to facilitate participation.

Based on current conditions, our Component Products Segment expects to report increased revenue and operating income in 2021 compared to 2020, despite some security products markets that have not fully recovered to pre-pandemic levels.  As a result, our Component Products Segment expects to continue to experience higher fixed costs per unit of production during 2021 which will continue to challenge security products gross margins. The impact of COVID-19 on 2021 will depend on customer demand for our Component Products Segment’s products, including the timing and extent to which its customers’ operations may be impacted, on its customers’ perception as to consumer demand for their products and on any future disruptions in our Component Products Segment’s operations or its suppliers’ operations, all of which are difficult to predict.  As noted above, there are global supply chain disruptions and certain of our Component Products Segment’s customers have experienced temporary pauses in their operations as a result of these disruptions.  Thus far these pauses have not had a material negative effect on our Component Products Segment’s sales. Our Component Products Segment’s operations teams meet frequently to ensure they are taking appropriate actions to maintain a safe working environment for all its employees, minimize material or supply related operational disruptions, manage inventory levels and improve operating margins.  Our Component Products Segment is constantly evaluating staffing levels and believes current staffing levels are aligned with its sales and production forecasts.

Real Estate Management and Development  –

	Three months ended
	March 31,
	2020	2021
	(In millions)
Net sales:
Land sales	$3.6	$6.6
Water delivery sales	1.9	1.0
Utility and other	.5	.5
Total net sales	6.0	8.1
Cost of sales	4.4	5.1
Gross margin	$1.6	$3.0

Operating income	$19.2	$7.8

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

Beginning in December 2013 and through the first quarter of 2021, LandWell has closed or entered into escrow on approximately 1,100 acres of the residential/planned community and approximately 70 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or in escrow, in most instances buyers can cancel the escrow agreement with no financial penalties until shortly before the closing date. Land sales may be completed but we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect our development work on the residential/planned community to continue for 5 to 10 years although we may have sold or transferred ownership of all of the land within the community prior to development work completion.

Net Sales and Operating Income— A substantial portion of the net sales from our Real Estate Management and Development Segment in the first quarter of 2020 and 2021 consisted of revenues from land sales. As noted above, we recognize revenue in our residential/planned community over time using cost based input methods (previously known as percentage completion method) and substantially all of the revenue we recognized in 2020 and 2021 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 985 acres of the residential planned community and certain other acreage which closed in December 2013 and through the first quarter of 2021. Land sales revenues were higher in the first quarter of 2021 as compared to the first quarter of 2020 primarily due to an increase in the amount of acreage sold in 2021 compared to 2020. Cost of sales related to land sales revenues was $3.7 million in the first quarter of 2021 compared to $2.7 million in the first quarter of 2020. Operating income includes $6.2 million in the first quarter of 2021 and $19.1 million in the first quarter of 2020 of income related to the recognition of tax increment reimbursement note receivables, as discussed in Note 11 to our Condensed Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts.

Outlook—As a result of the COVID-19 pandemic, LandWell experienced a decline in land sales activity during the second quarter of 2020 and, as a result, LandWell reduced development spending where possible to align with expected residential builder output. Beginning in the second half of 2020 and continuing through the first quarter of 2021, land sales activities increased, including increases in both the number of acres sold and new escrow agreements.  LandWell returned to more normalized infrastructure development spending in late 2020 in line with increased land sales.  Throughout the COVID-19 pandemic, LandWell has continued to actively develop and market land it manages, primarily to residential builders, for the residential/planned community in Henderson and BMI has continued to provide utility and water delivery services to its customers without interruption.  Our Real Estate Management and Development management team remains focused on protecting the health and safety of our employees and contractors including implementation of enhanced health and safety protocols.

Based on current land sales activities, including current land sales in escrow, we expect the level of land sales in the near term to continue to be strong.  As noted above, we cannot guarantee land held in escrow will close as currently scheduled because builders can generally cancel without financial penalty until shortly before scheduled closing. In addition, several COVID-19 mitigation procedures put into effect by the City of Henderson and utility providers are, in some cases, adding time to the typical permitting and mapping process required to be completed before the necessary approvals can be obtained to close a land sale. In addition, under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects.  We expect LandWell to be required to begin several of these large projects in 2021 and, as a result, we expect land development costs to increase during 2021 as compared to 2020.  Because these costs relate to the entirety of the residential/planned community, these costs are not part of the cost based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition.  This spending is expected to be eligible for tax increment reimbursement.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest—2021 Compared to 2020

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

Changes in the Market Value of Valhi Common Stock held by Subsidiaries—Our subsidiaries, Kronos and NL, hold shares of our common stock.  As discussed in the 2020 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis.  The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value.  Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses.  Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  We recognized a gain of $1.3 million in the first quarter of 2021 compared to a loss of $2.4 million in the same period of 2020 in our Condensed Consolidated Statements of Income which represents the unrealized gain or loss in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Other General Corporate Items— Corporate expenses in the first quarter of 2021 were comparable to the same period of 2020. Included in corporate expense are:

•	litigation and related costs at NL of $.3 million in the first quarter of 2021 compared to $.6 million in the first quarter of 2020; and
•	environmental remediation and related costs of nil in the first quarter of 2021 compared to $.1 million in the first quarter of 2020.

Overall, we currently expect that our net general corporate expenses in 2021 will be higher than 2020 primarily due to higher expected litigation and related costs and higher environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 15 to our Condensed Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2021, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

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

Interest Expense—Interest expense decreased to $8.6 million in the first quarter of 2021 from $9.7 million in the first quarter of 2020 primarily due to lower average interest rates and lower average balances on variable-rate indebtedness in 2021.

We expect interest expense will continue to be lower in the remainder of 2021 as compared to 2020 due to lower average rates and average balances.

Provision for Income Taxes— We recognized an income tax expense of $8.0 million in the first quarter of 2021 compared to $11.4 million in the first quarter of 2020.  The decrease is primarily due to lower income from operations in the first quarter 2021. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2020, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $35.5 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million.  During the first quarter of 2021, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $.1 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net income during such period. We recognized a similar deferred income tax expense of $.2 million in the first quarter of 2020. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 12 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income (Loss) of Subsidiaries—Noncontrolling interest in operations of subsidiaries decreased in 2021 compared to 2020 primarily due to decreased operating income at Kronos and LandWell.

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

Cash provided by operating activities was $56.6 million in the first quarter of 2021 compared to cash used in operating activities of $18.2 million in the first quarter of 2020. This $74.8 million increase in cash provided was primarily due to the net effect of the following items:

•	a $78.6 million decrease in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first quarter of 2021;
•	consolidated operating income of $51.3 million in the first quarter of 2021, a decrease of $19.7 million compared to operating income of $71.0 million in the first quarter of 2020; and
•	higher net cash paid for income taxes in 2021 of $4.6 million.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

•	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2020 to March 31, 2021 primarily due to relative changes in the timing of collections.
•

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2020 to March 31, 2021 primarily due to lower inventory volumes attributable to higher sales volumes in the first quarter of 2021 compared to the fourth quarter of 2020 while production volumes were comparable.

•	CompX’s average DSO at March 31, 2021 increased from December 31, 2020 primarily due to relative changes in the timing of collections.
•	CompX’s average DSI at March 31, 2021 decreased as compared to December 31, 2020 primarily due to marine components as a result of rapid sales growth in the first quarter of 2021.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2019	March 31, 2020	December 31, 2020	March 31, 2021
Kronos:
Days sales outstanding	71 days	69 days	68 days	64 days
Days sales in inventory	83 days	66 days	74 days	56 days
CompX:
Days sales outstanding	36 days	43 days	33 days	43 days
Days sales in inventory	81 days	79 days	75 days	66 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2020	2021
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$10.0	$8.6
Kronos	(9.8)	56.7
NL exclusive of its subsidiaries	5.4	6.5
CompX	(1.2)	(2.4)
BMI	5.6	.3
LandWell	(.2)	9.1
Tremont exclusive of its subsidiaries	5.3	(.7)
Eliminations and other	(33.3)	(21.5)
Total	$(18.2)	$56.6

Investing Activities—

We spent $11.5 million in capital expenditures during the first three months of 2021 including:

•	$10.8 million in our Chemicals Segment;
•	$.6 million in our Component Products Segment; and
•	$.1 million in our Real Estate Management and Development Segment.

Financing Activities—

During the three months ended March 31, 2021, we:

•	repaid $2.3 million under the Contran credit facility and repaid $1.5 million under Tremont’s deferred payment obligation;
•	paid a quarterly dividend to Valhi stockholders of $.08 per share ($2.2 million); and
•	CompX acquired shares of its Class A common stock for a purchase price of $.8 million.

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first three months of 2021 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2021, our consolidated indebtedness was comprised of:

•	Valhi’s $268.4 million outstanding on its $320 million credit facility with Contran which is due no earlier than December 31, 2022;
•	€400 million aggregate outstanding on the KII 3.75% Senior Secured Notes ($465.0 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
•	$16.9 million on BMI’s bank loan ($16.3 million carrying amount, net of unamortized debt issuance costs) due through September 2032;
•	$14.2 million on LandWell’s bank loan due in April 2036; and
•	approximately $1.6 million of other indebtedness.

On April 20, 2021, Kronos entered into a new $225 million global revolving credit facility (“Global Revolver”) which matures in April 2026.  Kronos had no outstanding borrowings on its previously existing North American and European revolving facilities at March 31, 2021 through the date of their termination.  Kronos currently has no outstanding borrowings on the new Global Revolver and the full $225 million was available for borrowing thereunder.  Kronos’ credit facilities contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types.   Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  The terms of all of our debt instruments outstanding at March 31, 2021 are discussed in Note 9 to our 2020 Annual Report.  See Note 6 to our Condensed Consolidated Financial Statements for discussion of the terms of Kronos’ new Global Revolver.  We were in compliance with all of our debt covenants at March 31, 2021.  We believe we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2022) and long-term obligations (defined as the five-year period ending March 31, 2026). If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2021, we had $51.6 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion.  Kronos’ new $225 million Global Revolver entered into in April 2021, which replaced Kronos’ North American and European facilities, matures in April 2026 and at inception, the full $225 million was available for borrowing under this facility and Kronos could borrow all available amounts without violating its existing debt covenants.  See Note 6 to our Condensed Consolidated Financial Statements.

At March 31, 2021, we had an aggregate of $606.1 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $204.7 million held by our non-U.S. subsidiaries.  A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$379.9	$204.7
CompX	64.7
NL exclusive of its subsidiaries	98.3
Tremont exclusive of its subsidiaries	8.9
LandWell	33.1
BMI	19.4
Valhi exclusive of its subsidiaries	1.8
Total restricted and unrestricted cash, cash equivalents and marketable securities	$606.1	$204.7

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2021 will be approximately $93 million as follows:

•	$85 million by our Chemicals Segment;
•	$4 million by our Component Products Segment; and
•	$4 million by our Real Estate Management and Development Segment.

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

At March 31, 2021, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit.  At March 31, 2021, approximately 1.56 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. During the first three months of 2021, CompX acquired 50,000 shares of its Class A common stock in an open market purchase under such repurchase program for $.8 million. At March 31, 2021, approximately .6 million shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.18 per share in each quarter of 2020. If Kronos were to pay its $.18 per share in each quarter of 2021 based on the 58.0 million shares we held of Kronos common stock at March 31, 2021, we would receive aggregate annual regular dividends from Kronos of $41.8 million.  NL paid a regular quarterly dividend of $.04 per share in 2020 for which we received $6.5 million. In February 2021 the NL board of directors approved a quarterly dividend of $.06 per share. If NL were to pay its $.06 per share dividend in each quarter of 2021 based on the 40.4 million shares we hold of NL common stock at March 31, 2021, we would receive aggregate annual dividends from NL of $9.7 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $43.0 million in 2020, none during the first three months of 2021 and $8.4 million in April 2021.   We do not know if we will receive additional dividends from BMI and LandWell during 2021.  All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

Our subsidiaries have various credit agreements with unrelated third-party lenders which contain customary limitations on the payment of dividends; however, these restrictions in the past have not significantly impacted their ability to pay dividends.

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

Prior to 2020, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.   The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. Prior to 2020 NL’s subsidiary borrowed $.5 million under this facility, no additional amounts have been borrowed since then, and $.5 million is outstanding under this facility at March 31, 2021. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $40 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2022.  We had no borrowings from Kronos under this facility during the first three months of 2021, and there was no outstanding balance at March 31, 2021.  We could borrow $40.0 million under our current intercompany facility with Kronos at March 31, 2021.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2022.  We had gross borrowings of $11.6 million and gross repayments of $11.9 million during the first three months of 2021, and $29.2 million was outstanding at

March 31, 2021.  We could borrow $10.8 million under our current intercompany facility with CompX at March 31, 2021.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

Off-balance Sheet Financing

We do not have any off-balance sheet financing arrangements.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2020 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2020 Annual Report, or in Notes 12 and 15 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

Not applicable

Critical Accounting Policies

There have been no changes in the first three months of 2021 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2020 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2020 Annual Report, and refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2020 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and James W. Brown, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matter discussed below, refer to Note 15 to our Condensed Consolidated Financial Statements and our 2020 Annual Report for descriptions of certain legal proceedings.

Certain Underwriters at Lloyds, London, et al v. NL Industries, Inc.   In April 2021, the trial court entered an order staying the case while the appellate court considers the insurer’s interlocutory appeal of the trial court’s summary judgment ruling.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report. There have been no material changes to such risk factors during the three months ending March 31, 2021.

Item 6. Exhibits.

Item No.	Exhibit Index

10.1

Credit Agreement dated as of April 20, 2021 by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 of Kronos’ Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2021.

10.2

Guaranty and Security Agreement dated as of April 20, 2021, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.2 of Kronos’ Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2021.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date:	May 6, 2021	/s/ James W. Brown
James W. Brown (Executive Vice President and Chief Financial Officer)

Date:	May 6, 2021	/s/ Amy Allbach Samford
Amy Allbach Samford (Vice President and Controller)