Form 10-Q
period 2021-09-30
VALHI INC /DE/
filed 2021-11-04
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on October 29, 2021: 28,277,093

VALHI, INC. AND SUBSIDIARIES

Items 2, 3 and 4 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2020	2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$518.6	$554.7
Restricted cash equivalents	13.9	22.9
Marketable securities	4.4	2.5
Accounts and other receivables, net	342.3	412.4
Inventories, net	538.2	448.0
Other current assets	36.0	76.2
Total current assets	1,453.4	1,516.7

Other assets:
Investment in TiO2 manufacturing joint venture	103.3	105.5
Goodwill	379.7	379.7
Deferred income taxes	120.2	105.1
Other assets	242.3	207.7
Total other assets	845.5	798.0

Property and equipment:
Land	49.6	50.3
Buildings	268.7	255.9
Equipment	1,234.8	1,204.1
Mining properties	30.2	21.9
Construction in progress	64.5	81.1
	1,647.8	1,613.3
Less accumulated depreciation and amortization	1,057.4	1,049.7
Net property and equipment	590.4	563.6
Total assets	$2,889.3	$2,878.3

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2020	2021
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2.4	$2.5
Accounts payable and accrued liabilities	300.0	321.7
Income taxes	15.7	12.4
Total current liabilities	318.1	336.6

Noncurrent liabilities:
Long-term debt	786.2	693.0
Deferred income taxes	29.6	28.3
Payable to affiliate - income taxes	50.4	44.5
Accrued pension costs	379.0	354.1
Accrued environmental remediation and related costs	95.2	94.2
Other liabilities	223.9	257.9
Total noncurrent liabilities	1,564.3	1,472.0

Equity:
Valhi stockholders' equity:
Common stock	.3	.3
Additional paid-in capital	668.3	669.5
Retained earnings	282.9	351.3
Accumulated other comprehensive loss	(219.4)	(215.0)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	682.5	756.5
Noncontrolling interest in subsidiaries	324.4	313.2
Total equity	1,006.9	1,069.7
Total liabilities and equity	$2,889.3	$2,878.3

Commitments and contingencies (Notes 6, 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(unaudited)
Revenues and other income:
Net sales	$458.6	$578.9	$1,332.9	$1,613.2
Other, net	2.6	13.1	33.9	27.9
Total revenues and other income	461.2	592.0	1,366.8	1,641.1
Costs and expenses:
Cost of sales	368.9	426.2	1,039.5	1,226.6
Selling, general and administrative	70.2	82.2	210.7	231.6
Other components of net periodic pension and OPEB expense	5.2	4.3	14.9	13.2
Interest	8.9	7.9	27.4	25.2
Total costs and expenses	453.2	520.6	1,292.5	1,496.6
Income before income taxes	8.0	71.4	74.3	144.5
Income tax expense (benefit)	(11.4)	16.9	21.2	35.2
Net income	19.4	54.5	53.1	109.3
Noncontrolling interest in net income of subsidiaries	4.0	15.5	22.4	34.1
Net income attributable to Valhi stockholders	$15.4	$39.0	$30.7	$75.2

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$.54	$1.36	$1.08	$2.64

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(unaudited)
Net income	$19.4	$54.5	$53.1	$109.3
Other comprehensive income (loss), net of tax:
Currency translation	9.2	(7.1)	(12.2)	(3.8)
Defined benefit pension plans	3.1	3.4	9.1	10.2
Other	-	(.2)	(.2)	(.5)
Total other comprehensive income (loss), net	12.3	(3.9)	(3.3)	5.9
Comprehensive income	31.7	50.6	49.8	115.2
Comprehensive income attributable to noncontrolling interest	7.1	14.5	21.2	35.6
Comprehensive income attributable to Valhi stockholders	$24.6	$36.1	$28.6	$79.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended September 30, 2020 and 2021 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total

Balance at June 30, 2020	$667.3	$.3	$1.5	$247.1	$(232.0)	$(49.6)	$340.9	$975.5
Net income	-	-	-	15.4	-	-	4.0	19.4
Other comprehensive income, net	-	-	-	-	9.1	-	3.2	12.3
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(7.9)	(7.9)
Cash dividends - $.08 per share	-	-	-	(2.3)	-	-	-	(2.3)
Contribution of preferred stock	(667.3)	-	667.3	-	-	-	-	-
Equity transaction with noncontrolling interest, net and other	-	-	(.5)	.5	-	-	-	-

Balance at September 30, 2020	$-	$.3	$668.3	$260.7	$(222.9)	$(49.6)	$340.2	$997.0

Balance at June 30, 2021	$-	$.3	$669.5	$314.6	$(212.1)	$(49.6)	$322.7	$1,045.4
Net income	-	-	-	39.0	-	-	15.5	54.5
Other comprehensive loss, net	-	-	-	-	(2.9)	-	(1.0)	(3.9)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(24.0)	(24.0)
Cash dividends - $.08 per share	-	-	-	(2.3)	-	-	-	(2.3)

Balance at September 30, 2021	$-	$.3	$669.5	$351.3	$(215.0)	$(49.6)	$313.2	$1,069.7

	Nine months ended September 30, 2020 and 2021 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total

Balance at December 31, 2019	$667.3	$.3	$3.3	$239.4	$(220.7)	$(49.6)	$340.1	$980.1
Net income	-	-	-	30.7	-	-	22.4	53.1
Other comprehensive loss, net	-	-	-	-	(2.2)	-	(1.1)	(3.3)
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(21.1)	(21.1)
Cash dividends - $.40 per share	-	-	(2.2)	(9.1)	-	-	-	(11.3)
Contribution of preferred stock	(667.3)	-	667.3	-	-	-	-	-
Equity transaction with noncontrolling interest, net and other	-	-	(.1)	(.3)	-	-	(.1)	(.5)

Balance at September 30, 2020	$-	$.3	$668.3	$260.7	$(222.9)	$(49.6)	$340.2	$997.0

Balance at December 31, 2020	$-	$.3	$668.3	$282.9	$(219.4)	$(49.6)	$324.4	$1,006.9
Net income	-	-	-	75.2	-	-	34.1	109.3
Other comprehensive income, net	-	-	-	-	4.4	-	1.5	5.9
Dividends paid to noncontrolling interest	-	-	-	-	-	-	(45.3)	(45.3)
Cash dividends - $.24 per share	-	-	-	(6.8)	-	-	-	(6.8)
Equity transaction with noncontrolling interest, net and other	-	-	1.2	-	-	-	(1.5)	(.3)

Balance at September 30, 2021	$-	$.3	$669.5	$351.3	$(215.0)	$(49.6)	$313.2	$1,069.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$53.1	$109.3
Depreciation and amortization	50.9	44.2
Gain from sale of land	(.5)	(16.0)
Benefit plan expense greater than cash funding	11.8	8.5
Deferred income taxes	(9.7)	2.7
Contributions to TiO2 manufacturing joint venture, net	(6.5)	(2.2)
Other, net	9.0	4.1
Change in assets and liabilities:
Accounts and other receivables, net	(9.3)	(67.1)
Inventories, net	6.8	75.6
Land held for development, net	(4.2)	6.3
Accounts payable and accrued liabilities	(19.9)	25.6
Accounts with affiliates	(19.5)	(19.4)
Income taxes	19.1	(4.8)
Other, net	(35.9)	22.4
Net cash provided by operating activities	45.2	189.2
Cash flows from investing activities:
Capital expenditures	(40.3)	(39.2)
Proceeds from land sales	1.2	23.4
Purchases of marketable securities	(.9)	(3.1)
Proceeds from disposal of marketable securities	1.9	4.4
Other, net	1.5	2.1
Net cash used in investing activities	(36.6)	(12.4)
Cash flows from financing activities:
Principal payments on indebtedness	(18.2)	(69.5)
Deferred financing fees	-	(1.8)
Valhi cash dividends paid	(11.3)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(21.1)	(45.3)
Subsidiary treasury stock acquired	(1.0)	(.8)
Net cash used in financing activities	(51.6)	(124.2)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(43.0)	52.6
Effect of exchange rates on cash	5.9	(7.7)
Balance at beginning of period	583.8	570.3
Balance at end of period	$546.7	$615.2
Supplemental disclosures:
Cash paid for:
Interest, net of capitalized interest	$29.1	$26.7
Income taxes, net	15.9	45.9
Noncash investing activities:
Change in accruals for capital expenditures	1.7	4.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at September 30, 2021.  A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons.  Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2021, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 11, 2021 (the “2020 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2020 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2020) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2021 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2020 Consolidated Financial Statements contained in our 2020 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

Business segment	Entity	% controlled at September 30, 2021
Chemicals	Kronos	80%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 30% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI.  Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In millions)
Net sales:
Chemicals	$416.9	$499.8	$1,223.9	$1,443.4
Component products	28.4	34.5	84.5	106.7
Real estate management and development	13.3	44.6	24.5	63.1
Total net sales	$458.6	$578.9	$1,332.9	$1,613.2
Cost of sales:
Chemicals	$337.3	$377.1	$961.8	$1,116.7
Component products	21.1	23.6	59.4	73.4
Real estate management and development	10.5	25.5	18.3	36.5
Total cost of sales	$368.9	$426.2	$1,039.5	$1,226.6
Gross margin:
Chemicals	$79.6	$122.7	$262.1	$326.7
Component products	7.3	10.9	25.1	33.3
Real estate management and development	2.8	19.1	6.2	26.6
Total gross margin	$89.7	$152.7	$293.4	$386.6
Operating income:
Chemicals	$21.6	$60.3	$104.3	$145.4
Component products	2.1	5.1	9.5	16.7
Real estate management and development	5.2	15.8	25.4	26.0
Total operating income	28.9	81.2	139.2	188.1
General corporate items:
Securities earnings	.9	.9	3.5	2.9
Insurance recoveries	-	-	1.6	-
Gain on land and related sales	-	10.4	.5	16.0
Changes in market value of Valhi common stock held by subsidiaries	.7	(.2)	(2.2)	2.0
Other components of net periodic pension and OPEB expense	(5.2)	(4.3)	(14.9)	(13.2)
General expenses, net	(8.4)	(8.7)	(26.0)	(26.1)
Interest expense	(8.9)	(7.9)	(27.4)	(25.2)
Income before income taxes	$8.0	$71.4	$74.3	$144.5

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income.  Intersegment sales are not material. Infrastructure reimbursement is included in the determination of Real Estate Management and Development operating income. See Note 11.

Note 3 – Accounts and other receivables, net:

	December 31,	September 30,
	2020	2021
	(In millions)
Trade accounts receivable:
Kronos	$294.8	$346.6
CompX	10.8	15.2
BMI and LandWell	1.2	2.1
VAT and other receivables	27.2	26.7
Refundable income taxes	5.7	7.8
Receivable from affiliates:
Contran - trade items	1.7	.4
Louisiana Pigment Company, L.P. ("LPC")	-	13.4
Other - trade items	2.8	2.3
Allowance for doubtful accounts	(1.9)	(2.1)
Total	$342.3	$412.4

Note 4 – Inventories, net:

	December 31,	September 30,
	2020	2021
	(In millions)
Raw materials:
Chemicals	$133.2	$100.7
Component products	3.2	5.0
Total raw materials	136.4	105.7
Work in process:
Chemicals	36.8	29.8
Component products	11.7	15.1
Total in-process products	48.5	44.9
Finished products:
Chemicals	270.0	214.7
Component products	3.5	3.5
Total finished products	273.5	218.2
Supplies (chemicals)	79.8	79.2
Total	$538.2	$448.0

Note 5 – Other assets:

	December 31,	September 30,
	2020	2021
	(In millions)
Other noncurrent assets:
Land held for development	$96.0	$59.7
Operating lease right-of-use assets	26.1	21.8
Restricted cash and cash equivalents	37.8	37.6
IBNR receivables	37.1	32.6
Marketable securities	2.9	3.5
Pension asset	8.4	10.0
Note receivables - OPA	25.3	29.0
Other	8.7	13.5
Total	$242.3	$207.7

Note 6 – Long-term debt:

	December 31,	September 30,
	2020	2021
	(In millions)
Valhi:
Contran credit facility	$270.7	$204.5
Subsidiary debt:
Kronos:
Senior Notes	485.7	460.4
BMI:
Bank loan - Western Alliance Bank	16.3	15.3
LandWell:
Note payable to Western Alliance Business Trust	14.2	13.9
Other	1.7	1.4
Total subsidiary debt	517.9	491.0
Total debt	788.6	695.5
Less current maturities	(2.4)	(2.5)
Total long-term debt	$786.2	$693.0

Valhi – Contran credit facility – During the first nine months of 2021, we had no borrowings and repaid $66.2 million under this facility.  The average interest rate on the existing balance for the nine months ended September 30, 2021 was 4.25%. At September 30, 2021, the interest rate was 4.25% and $115.5 million was available for borrowing under this facility.

Kronos – Senior Notes – At September 30, 2021, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $3.8 million.

Revolving credit facilities – On April 20, 2021, Kronos entered into a new global $225 million revolving credit facility (“Global Revolver”) which matures in April 2026.  The Global Revolver replaces Kronos’ previously existing North American and European revolving credit facilities and there were no borrowings on either facility in 2021 through their termination concurrent with entering into the Global Revolver.  Since inception, Kronos had no borrowings or repayments under the Global Revolver and at September 30, 2021, the full $225 million was available for borrowing.  Borrowings under the Global Revolver are available for Kronos’ general corporate purposes. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver.   Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to $25 million, €30 million and €60 million, respectively.  Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (LIBOR, CDOR or EURIBOR, dependent on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%.  The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

Other – We are in compliance with all of our debt covenants at September 30, 2021.

Note 7 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2020	2021
	(In millions)
Accounts payable:
Kronos	$111.0	$123.4
CompX	2.6	4.5
BMI and LandWell	3.6	5.8
Other	.4	.3
Payable to affiliates:
Contran - income taxes	8.3	5.1
LPC	19.3	17.6
Accrued litigation settlement	11.8	11.8
Employee benefits	37.5	40.0
Operating lease liabilities	6.7	4.6
Accrued sales discounts and rebates	30.2	24.0
Deferred income	20.1	35.3
Environmental remediation and related costs	3.4	3.6
Interest	5.7	1.5
Other	39.4	44.2
Total	$300.0	$321.7

The accrued litigation settlement is discussed in Note 15.

Note 8 – Other noncurrent liabilities:

	December 31,	September 30,
	2020	2021
	(In millions)
Operating lease liabilities	$18.8	$16.6
Reserve for uncertain tax positions	6.8	7.2
Accrued litigation settlement	49.4	38.3
Deferred income	58.9	107.9
Other postretirement benefits	10.8	10.7
Employee benefits	6.2	5.4
Insurance claims and expenses	39.3	34.8
Deferred payment obligation	1.3	-
Accrued development costs	24.6	27.0
Other	7.8	10.0
Total	$223.9	$257.9

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In millions)
Net sales - point of origin:
United States	$272.9	$297.6	$736.5	$787.5
Germany	208.1	254.2	620.3	724.2
Canada	93.8	88.6	247.1	288.8
Belgium	64.9	69.6	181.9	212.0
Norway	46.6	63.4	163.5	198.5
Eliminations	(269.4)	(273.6)	(725.4)	(767.6)
Total	$416.9	$499.8	$1,223.9	$1,443.4

Net sales - point of destination:
Europe	$194.3	$248.0	$578.6	$712.1
North America	153.2	174.3	434.4	476.9
Other	69.4	77.5	210.9	254.4
Total	$416.9	$499.8	$1,223.9	$1,443.4

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In millions)
Component Products:
Net sales:
Security products	$21.2	$25.8	$65.2	$79.3
Marine components	7.2	8.7	19.3	27.4
Total	$28.4	$34.5	$84.5	$106.7
Real Estate Management and Development:
Net sales:
Land sales	$10.6	$41.9	$16.8	$57.0
Water delivery	2.2	2.3	6.2	4.8
Utility and other	.5	.4	1.5	1.3
Total	$13.3	$44.6	$24.5	$63.1

Note 10 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In millions)
Service cost	$3.5	$3.7	$9.9	$11.1
Interest cost	3.1	2.5	9.0	7.3
Expected return on plan assets	(2.9)	(3.3)	(8.4)	(10.1)
Amortization of prior service cost	.1	-	.2	.1
Recognized actuarial losses	5.0	5.3	14.4	16.3
Total	$8.8	$8.2	$25.1	$24.7

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2021.

Note 11 – Other income, net:

	Nine months ended
	September 30,
	2020	2021
	(In millions)
Securities earnings:
Dividends and interest	$3.8	$2.8
Securities transactions, net	(.3)	.1
Total	3.5	2.9
Currency transactions, net	3.2	1.2
Insurance recoveries	1.6	-
Infrastructure reimbursement	19.6	6.2
Gain on land and related sales	4.5	16.0
Other, net	1.5	1.6
Total	$33.9	$27.9

Insurance recoveries reflect, in part, amounts NL received from certain of its former insurance carriers and relate to the recovery of prior lead pigment and asbestos litigation defense costs incurred by NL.  See Note 15.  In the first quarter of 2020, Kronos recognized a $1.5 million gain related to an insurance settlement for a property damage claim.

In the first nine months of 2021 we sold excess property not used in our operations for net proceeds of approximately $23.4 million and recognized a pre-tax gain of $16.0 million.  In the third quarter of 2020, BMI recognized a pre-tax gain of $4.0 million related to proceeds received associated with a prior land sale.

Infrastructure reimbursement– As disclosed in Note 7 to our 2020 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment.  During the first nine months of 2020 and 2021, LandWell received approval for additional tax increment reimbursement of $19.1 million (all in the first quarter) and $6.2 million (all in the first quarter), respectively, which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

Note 12 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$1.7	$14.9	$15.6	$30.3
Incremental net tax benefit on earnings and losses of non-U.S., U.S. and non-tax group companies	(3.9)	(.7)	(7.8)	(2.6)
Non-U.S. tax rates	(.2)	1.3	.8	3.1
Valuation allowance	(2.1)	(.7)	4.9	.8
Adjustment to the reserve for uncertain tax positions, net	(.5)	.3	.7	.1
Global intangible low-tax income, net	(6.8)	.9	6.3	1.9
Nondeductible expenses	(.5)	.3	1.3	.7
U.S. state income taxes and other, net	.9	.6	(.6)	.9
Income tax expense (benefit)	$(11.4)	$16.9	$21.2	$35.2
Comprehensive provision (benefit) for income taxes allocable to:
Net income	$(11.4)	$16.9	$21.2	$35.2
Other comprehensive income (loss):
Currency translation	1.2	(.8)	(1.5)	(.4)
Pension plans	1.9	2.0	5.5	6.2
Other	(.1)	(.1)	(.2)	(.2)
Total	$(8.4)	$18.0	$25.0	$40.8

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

Note 13 – Noncontrolling interest in subsidiaries:

	December 31,	September 30,
	2020	2021
	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$212.3	$217.2
NL Industries	67.1	72.3
CompX International	23.5	22.5
BMI	14.7	6.8
LandWell	6.8	(5.6)
Total	$324.4	$313.2

	Nine months ended September 30,
	2020	2021
	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$10.2	$15.8
NL Industries	1.8	6.2
CompX International	1.1	1.8
BMI	4.4	4.0
LandWell	4.9	6.3
Total	$22.4	$34.1

Note 14 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In millions)
Accumulated other comprehensive income (loss), net of tax and noncontrolling interest:
Marketable securities:
Balance at beginning of period	$1.8	$1.7	$1.7	$1.8
Other comprehensive income - unrealized gains (losses) arising during the period	-	-	.1	(.1)
Balance at end of period	$1.8	$1.7	$1.8	$1.7
Currency translation:
Balance at beginning of period	$(92.4)	$(64.8)	$(76.8)	$(67.4)
Other comprehensive income (loss)	6.8	(5.3)	(8.8)	(2.7)
Balance at end of period	$(85.6)	$(70.1)	$(85.6)	$(70.1)
Defined benefit pension plans:
Balance at beginning of period	$(142.1)	$(149.1)	$(146.6)	$(154.1)
Other comprehensive income - amortization of prior service cost and net losses included in net periodic pension cost	2.3	2.5	6.8	7.5
Balance at end of period	$(139.8)	$(146.6)	$(139.8)	$(146.6)
OPEB plans:
Balance at beginning of period	$.7	$.1	$1.0	$.3
Other comprehensive loss - amortization of prior service credit and net losses included in net periodic OPEB cost	-	(.1)	(.3)	(.3)
Balance at end of period	$.7	$-	$.7	$-
Total accumulated other comprehensive loss:
Balance at beginning of period	$(232.0)	$(212.1)	$(220.7)	$(219.4)
Other comprehensive income (loss)	9.1	(2.9)	(2.2)	4.4
Balance at end of period	$(222.9)	$(215.0)	$(222.9)	$(215.0)

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

Other – During the first quarter of 2021, CompX acquired 50,000 shares of its Class A common stock in a market transaction for approximately $.8 million.  At September 30, 2021, approximately .6 million shares were available for repurchase under CompX’s prior repurchase authorizations.

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

Under the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL made a $12.0 million payment in September 2021.  NL has four annual installment payments remaining ($12.0 million for the next three installments and $16.7 million for the final installment).  NL’s final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL).  See Note 18 to our 2020 Annual Report.

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

The table below presents a summary of the activity in our accrued environmental costs during the first nine months of 2021.

Amount
(In millions)
Balance at the beginning of the year	$98.6
Additions charged to expense	1.3
Payments, net	(2.1)
Balance at the end of the period	$97.8
Amounts recognized in our Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$3.6
Noncurrent liabilities	94.2
Total	$97.8

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2021, NL had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters that it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $112 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2021, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at September 30, 2021 for other environmental cleanup matters.

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

Note 16 – Fair value measurements and financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2020		September 30, 2021
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents and restricted cash equivalents	$570.3	$570.3	$615.2	$615.2
Deferred payment obligation	1.3	1.3	-	-
Long-term debt:
Kronos Senior Notes	485.7	499.9	460.4	472.4
Valhi credit facility with Contran	270.7	270.7	204.5	204.5
BMI bank note payable	16.3	16.9	15.3	15.9
LandWell bank note payable	14.2	14.2	13.9	13.9

At September 30, 2021, the estimated market price of Kronos’ Senior Notes was €1,017  per €1,000 principal amount.  The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values.  See Note 6.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs);
●	Changes in the availability of raw materials (such as ore);
●

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

●	Competitive products and substitute products;
●	Customer and competitor strategies;
●	Potential difficulties in integrating future acquisitions;

●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	The impact of current or future government regulations (including employee healthcare benefit related regulations);
●	Uncertainties associated with new product development and the development of new product features;
●

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;

●

Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19);

●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew, amend, refinance or establish credit facilities;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●

Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations);

●

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

●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in real estate values and construction costs in Henderson, Nevada;
●	Water levels in Lake Mead; and
●	Possible future litigation.

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

Operations Overview

Quarter Ended September 30, 2021 Compared to the Quarter Ended September 30, 2020 –

We reported net income attributable to Valhi stockholders of $39.0 million or $1.36 per diluted share in the third quarter of 2021 compared to net income of $15.4 million or $.54 per diluted share in the third quarter of 2020.  As discussed more fully below, our net income attributable to Valhi stockholders increased from 2020 to 2021 primarily due to the net effects of:

●	higher operating income from all of our segments in 2021 compared to 2020;
●	increase in income tax expense of $28.3 million in 2021;
●	recognition of a gain on the sale of land not used in our operations of $10.4 million in 2021; and
●	recognition of a gain of $4.0 million in 2020 from proceeds received related to a prior land sale.

Our diluted net income per share in the third quarter of 2021 includes a gain of $.28 per share related to the sale of land not used in our operations.

Our diluted net income per share in the third quarter of 2020 includes a gain of $.07 per share related to the proceeds received associated with a prior land sale.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 –

We reported net income attributable to Valhi stockholders of $75.2 million or $2.64 per diluted share in the first nine months of 2021 compared to $30.7 million or $1.08 per diluted share in the first nine months of 2020.  As discussed more fully below, our net income  attributable to Valhi stockholders increased from 2020 to 2021 primarily due to the net effects of:

●	higher operating income from our Chemicals and Component Products segments in 2021 compared to 2020;
●	income from infrastructure reimbursement of $6.2 million in 2021 compared to $19.6 million in 2020;
●	increase in income tax expense of $14.0 million in 2021;
●	recognition of a gain on the sale of land not used in our operations of $16.0 million in the first nine months of 2021; and
●	recognition of a gain of $4.0 million in the third quarter of 2020 from proceeds received related to a prior land sale.

Our diluted net income per share in the first nine months of 2021 includes:

●	income of $.11 per share related to the tax increment infrastructure reimbursement; and
●	a gain of $.43 per share related to the sale of land not used in our operations.

Our diluted net income per share in the first nine months of 2020 includes:

●	income of $.35 per share related to the tax increment infrastructure reimbursement;
●	a gain of $.07 per share from the proceeds received in the third quarter related to a prior land sale; and
●	a gain of $.03 per share related to an insurance recovery for a property damage claim at our Chemicals Segment.

Current Forecast for 2021 –

We currently expect to report higher consolidated operating income for 2021 as compared to 2020 primarily due to higher operating income from all of our segments. Beginning in the second half of 2020 and continuing through the first nine months of 2021, sales at each of our operating segments have improved from reduced levels experienced in the first half of 2020 resulting from the COVID-19 pandemic. We expect the improved demand experienced since late 2020 to continue for the remainder of 2021 and we expect our operating results to reflect the elevated demand. See additional discussion on expectations for each of our operating segments below.

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

The factors having the most impact on our Chemicals Segment’s reported operating results are:

●	TiO2 selling prices,
●	our Chemicals Segment’s TiO2 sales and production volumes,
●	manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
●	currency exchange rates (particularly the exchange rates for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar and the euro relative to the Norwegian krone).

Key performance indicators are our Chemicals Segment’s TiO2 average selling prices, the level of TiO2 sales and production volumes, and the cost of our Chemicals Segment’s third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended September 30,			Nine months ended September 30,
	2020	2021	% Change	2020	2021	% Change
	(Dollars in millions)			(Dollars in millions)
Net sales	$416.9	$499.8	20%	$1,223.9	$1,443.4	18%
Cost of sales	337.3	377.1	12	961.8	1,116.7	16
Gross margin	$79.6	$122.7	54	$262.1	$326.7	25
Operating income	$21.6	$60.3	179	$104.3	$145.4	39
Percent of net sales:
Cost of sales	81%	75%		79%	77%
Gross margin	19	25		21	23
Operating income	5	12		9	10
TiO2 operating statistics:
Sales volumes*	136	142	6%	396	427	8%
Production volumes*	122	137	13%	387	404	4%
Percent change in net sales:
TiO2 sales volumes			6%			8%
TiO2 product pricing			11			4
TiO2 product mix/other			2			2
Changes in currency exchange rates			1			4
Total			20%			18%

*	Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2021 with average TiO2 selling prices 3% lower than at the beginning of 2020.  Average TiO2 selling prices were 11% higher in the third quarter of 2021 as compared to the third quarter of 2020 and 4% higher in the first nine months of 2021 as compared to the first nine months of 2020.  Average TiO2 selling prices at the end of the third quarter of 2021 were 10% higher than the end of 2020.  Our Chemicals Segment experienced higher sales volumes in all major markets in the first nine months of 2021 as compared to the same period of 2020 primarily due to the COVID-19 related demand contraction in 2020 which impacted the second and third quarters and was most acute in the second quarter of 2020.

Our Chemicals Segment operated its production facilities at overall average capacity utilization rates of 99% in the first nine months of 2021 compared to 92% in the first nine months of 2020. Our Chemicals Segment’s TiO2 production volumes were higher in the first nine months of 2021 as compared to the first nine months of 2020 due to higher customer demand in 2021.  Our Chemicals Segment decreased production levels in 2020 (primarily in the third quarter) to correspond to the temporary decline in demand resulting from the COVID-19 pandemic. The table below lists our Chemicals Segment’s comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2020	2021
First quarter	95%	97%
Second quarter	96%	100%
Third quarter	86%	100%

Net Sales – Our Chemicals Segment’s net sales in the third quarter of 2021 increased 20%, or $82.9 million, compared to the third quarter of 2020 primarily due to an 11% increase in average TiO2 selling prices (which increased net sales by approximately $46 million) and a 6% increase in sales volumes (which increased net sales by approximately $25 million).  In addition to the impact of higher sales volumes and higher average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $5 million in the third quarter of 2021 as compared to the third quarter of 2020.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 6% in the third quarter of 2021 as compared to the third quarter of 2020 due to higher demand primarily in its European and North American markets from continuing improvements in global economic activity in the third quarter of 2021 compared to the same period in 2020, which was negatively impacted by the COVID-19 pandemic.

Our Chemicals Segment’s net sales in the first nine months of 2021 increased 18%, or $219.5 million, compared to the first nine months of 2020 primarily due to an 8% increase in sales volumes (which increased net sales by approximately $98 million) and a 4% increase in average TiO2 selling prices (which increased net sales by approximately $49 million). In addition to the impact of higher sales volumes and higher average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $47 million in the first nine months of 2021 as compared to the first nine months of 2020.

Our Chemicals Segment’s sales volumes increased 8% in the first nine months of 2021 as compared to the first nine months of 2020 primarily due to higher sales volumes in all major markets, with a significant portion of the increase occurring in the second and third quarters as a result of the impact of COVID-19 on the comparable periods in 2020, as discussed above.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales increased 12% in the third quarter of 2021 compared to the third quarter of 2020 due to a 6% increase in sales volumes and higher production costs of approximately $16 million (including higher costs for raw materials and energy).  Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 75% in the third quarter of 2021 compared to 81% in the same period of 2020 primarily due to the favorable effects of higher average TiO2 selling prices and increased coverage of fixed costs from higher production, partially offset by higher production costs including higher raw material and energy costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 25% in the third quarter of 2021 compared to 19% in the third quarter of 2020.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to the net effects of higher production and sales volumes and higher average TiO2 selling prices, partially offset by higher production costs including higher raw material and energy costs.

Our Chemicals Segment’s cost of sales increased 16% in the first nine months of 2021 compared to the first nine months of 2020 due to an 8% increase in sales volumes and higher production costs of approximately $17 million (including higher costs for raw materials and energy) and the effects of currency fluctuations (primarily the Canadian dollar).  Our Chemicals Segment’s cost of sales as a percentage of net sales decreased slightly to 77% in the first nine months of 2021 compared to 79% in the same period of 2020 primarily due to the favorable effects of higher average TiO2 selling prices and increased coverage of fixed costs from higher production, partially offset by higher production costs as well as the effects of fluctuations in currency exchange rates, as discussed below.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 23% in the first nine months of 2021 compared to 21% in the first nine months of 2020.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to the net effects of higher average TiO2 selling prices, higher production and sales volumes, higher raw material and other production costs and fluctuations in currency exchange rates.

Operating Income – Our Chemicals Segment’s operating income increased by $38.7 million, or 179%, in the third quarter of 2021 compared to the third quarter of 2020.  Operating income as a percentage of net sales increased to 12% in the third quarter of 2021 from 5% in the same period of 2020 as a result of the factors impacting gross margin discussed above.  We estimate changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $2 million in the third quarter of 2021 as compared to the same period in 2020, as discussed in the Currency Exchange Rates section below.

Our Chemicals Segment’s operating income increased by $41.1 million, or 39%, in the first nine months of 2021 compared to the first nine months of 2020.  Operating income as a percentage of net sales increased to 10% in the first nine months of 2021 from 9% in the same period of 2020.  This increase was driven by the higher gross margin discussed above. We estimate that changes in currency exchange rates decreased our Chemicals Segment’s operating income by approximately $15 million in the first nine months of 2021 as compared to the same period in 2020.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.1 million in the first nine months of 2021 and $2.7 million in the same period of 2020, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates Three months ended September 30, 2021 vs September 30, 2020

				Translation gains (losses)- impact of rate changes	Total currency impact 2021 vs 2020
	Transaction gains (losses) recognized
	2020	2021	Change
	(In millions)
Impact on:
Net sales	$–	$–	$–	$5	$5
Operating income	(3)	1	4	(2)	2

The $5 million increase in our Chemicals Segment’s net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $2 million increase in our Chemicals Segment’s operating income was comprised of the following:

●

Higher net currency transaction gains of approximately $4 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and

●

Approximately $2 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Impact of changes in currency exchange rates Nine months ended September 30, 2021 vs September 30, 2020

				Translation gains (losses) - impact of rate changes	Total currency impact 2021 vs 2020
	Transaction gains recognized
	2020	2021	Change
	(In millions)
Impact on:
Net sales	$–	$–	$–	$47	$47
Operating income	3	1	(2)	(13)	(15)

The $47 million increase in our Chemicals Segment’s net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $15 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●

Lower net currency transaction gains of approximately $2 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and

●

Approximately $13 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on our Chemicals Segment’s euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Outlook – Based on current market conditions, we expect global demand for consumer products, including those of our Chemicals Segment’s customers, to remain strong throughout the remainder of 2021 and therefore we expect our Chemicals Segment’s sales and production volumes will be higher in 2021 as compared to 2020. As global economic activity continues to recover, our Chemicals Segment is experiencing certain disruptions in global supply chains including availability of third-party feedstock and other raw materials along with transportation and logistics delays.  Thus far the Chemicals Segment’s operations team has been able to manage through these disruptions with minimal impact on its operations; however, our Chemicals Segment expects these challenges to continue for the foreseeable future.  In addition, our Chemicals Segment continues to experience increasing production costs, including higher raw material and related shipping costs and higher energy costs, all of which are likely to continue through the end of the year. As a result of rising costs and continued strong customer demand, we expect selling prices for TiO2 will continue to rise through the remainder of 2021, mitigating increases in distribution, raw material, energy and other production costs. As such, we expect our Chemical Segment’s 2021 sales and operating income will be higher than in 2020; however, our Chemicals Segment expects increasing costs to continue to challenge margins. Our Chemicals Segment continues to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on a number of factors outside our control, including the ongoing economic effects of the COVID-19 pandemic. As noted above, our Chemicals Segment has experienced global supply chain disruptions, including disruptions related to COVID-19, and future impacts of COVID-19 on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, or related possible shipping delays, and the timing and effectiveness of the global measures deployed to fight COVID-19 and its variants, all of which remain uncertain and cannot be predicted.

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

In the third quarter of 2021 our Component Products Segment’s operating income increased to $5.1 million compared to $2.1 million in the third quarter of 2020.  Operating income for the first nine months of 2021 was $16.7 million compared to $9.5 million in the first nine months of 2020. The increase in our Component Products Segment’s operating income in the third quarter and first nine months of 2021 compared to the same periods in 2020 primarily resulted from higher sales volumes at both its security products and marine components reporting units. Our Component Products Segment’s operating income was negatively impacted by the COVID-19 pandemic in the second and third quarters of 2020, which significantly impacts operating income comparisons for the third quarter and nine-month comparative periods. Our Component Products Segment sustained the greatest negative sales impact from COVID-19 in the second quarter of 2020.  Beginning in the third quarter of 2020 and continuing through the third quarter of 2021, marine components sales exceeded pre-pandemic levels.  Security products sales generally improved since the third quarter of 2020, but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market.

	Three months ended September 30,			Nine months ended September 30,
	2020	2021	% Change	2020	2021	% Change
	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$21.2	$25.8	22%	$65.2	$79.3	22%
Marine components	7.2	8.7	21	19.3	27.4	42
Total net sales	28.4	34.5	22	84.5	106.7	26
Cost of sales	21.1	23.6	12	59.4	73.4	24
Gross margin	$7.3	$10.9	49	$25.1	$33.3	32

Operating income	$2.1	$5.1	146%	$9.5	$16.7	76%

Percent of net sales:
Cost of sales	74%	68%		70%	69%
Gross margin	26	32		30	31
Operating income	7	15		11	15

Net Sales – Our Component Products Segment’s net sales increased $6.1 million in the third quarter of 2021 compared to the same period in 2020 primarily due to higher security products sales across a variety of markets and to a lesser extent higher marine components sales primarily to the towboat market.  Net sales increased $22.2 million for the first nine months of 2021 compared to the same period in 2020 primarily due to higher sales volumes for both security products and marine components, particularly in the second quarter of 2021, as many of our Component Products Segment’s customers were temporarily closed or reduced production during the second quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Relative to prior year, third quarter security products sales were $2.1 million higher to the government security market, $1.3 million higher to the transportation market, and $.6 million higher to distribution customers, and sales for the first nine months of 2021 were $5.6 million higher to the government security market, $4.5 million higher to the transportation market, and $2.0 million higher to distribution customers. Marine sales to the towboat market were $1.4 million higher for the third quarter and $6.5 million higher for the first nine months of 2021 compared to the same periods in 2020.

Costs of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales for the third quarter and for the first nine months of 2021 was lower than the same periods in 2020. As a result, gross margin as a percentage of net sales increased over the same periods. The increase in gross margin percentage in the third quarter and for the first nine months of 2021 is primarily due to the increase in the security products gross margin percentage related to increased coverage of fixed costs from higher production, partially offset by higher production costs including increased raw materials costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs primarily due to higher overtime costs and increased headcount.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the third quarter and first nine months of 2021 increased compared to the same periods of 2020 due to increased coverage of selling, general and administrative expenses on higher sales and the factors impacting cost of sales and gross margin discussed above.

Outlook – Beginning in the second half of 2020, our Component Products Segment’s sales began to recover from the historically low levels it experienced during the second quarter of 2020, with sales steadily improving for the remainder of last year. Throughout the first nine months of 2021, our Component Products Segment experienced strong demand, particularly for marine components. During the second and third quarters of 2021, its security products reporting unit has seen improved demand from distributors and the office furniture market that had been slower to recover. In the first nine months of 2021, our Component Products

Segment’s manufacturing facilities operated at elevated production rates in line with improved demand, although labor markets are tight in each of the regions in which it operates and, as a result, our Component Products Segment has experienced and continues to have challenges maintaining staffing levels aligned with current and forecasted demand, particularly at its marine components reporting unit.

Based on current market conditions, our Component Products Segment expects demand levels to remain strong for the remainder of 2021 and it expects to report increased sales and operating income in 2021 compared to 2020. Our Component Products Segment’s supply chains remain intact, although the current global and domestic supply chain disruptions continue to present challenges in sourcing certain raw materials due to increased lead times, availability shortages and transportation and logistics delays. Thus far our Component Products Segment has been able to manage through these disruptions with minimal impact on its operations.  In addition, our Component Products Segment is experiencing increased production costs including higher labor, shipping, and increasing costs of many of the raw materials it uses. In response, our Component Products Segment implemented price increases and surcharges in the second and third quarters of 2021; however, the extent to which the price increases and surcharges will mitigate the rising costs is uncertain and it expects increasing production costs will negatively impact gross margins in the fourth quarter as higher cost inventories are sold. Our Component Products Segment’s operations teams meet frequently to ensure they are taking appropriate actions to maintain a safe working environment for all its employees, minimize material or supply related operational disruptions, manage inventory levels and improve operating margins.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there are global and domestic supply chain challenges and any future impacts of COVID-19 on our Component Products Segment’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, demand for its products and the timing and effectiveness of the global measures deployed to fight COVID-19, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development  –

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In millions)
Net sales:
Land sales	$10.6	$41.9	$16.8	$57.0
Water delivery sales	2.2	2.3	6.2	4.8
Utility and other	.5	.4	1.5	1.3
Total net sales	13.3	44.6	24.5	63.1
Cost of sales	10.5	25.5	18.3	36.5
Gross margin	$2.8	$19.1	$6.2	$26.6

Operating income	$5.2	$15.8	$25.4	$26.0

General – Our Real Estate Management and Development Segment consists of BMI and LandWell.  BMI provides utility services, among other things, to an industrial park located in Henderson, Nevada and is responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned by BMI. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use.

Beginning in December 2013 and through the first nine months of 2021, LandWell has closed or entered into escrow on approximately 1,300 acres of the residential/planned community and approximately 70 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or in escrow, in most instances buyers can cancel the escrow agreement with no financial penalties until shortly before the closing date. Land sales may be completed but we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect our development work on the residential/planned community to continue for 4 to 7 years although we may have sold or transferred ownership of all of the land within the community prior to development work completion.

Net Sales and Operating Income – A substantial portion of the net sales from our Real Estate Management and Development Segment in the third quarter and first nine months of 2020 and 2021 consisted of revenues from land sales. As noted above, we recognize revenue in our residential/planned community over time using cost based input methods (previously known as percentage completion method) and substantially all of the revenue we recognized in 2020 and 2021 was under this method of revenue recognition.  The contracts on these sales (both within the planned community and otherwise) include approximately 1,200 acres of the residential planned community and certain other acreage which closed in December 2013 and through the third quarter of 2021. Land sales revenues were higher in the third quarter and first nine months of 2021 as compared to the same periods in 2020 primarily due to an increase in the amount of acreage sold in 2021 compared to 2020 and increased development activity in the second and third quarters of 2021 compared to the same periods of 2020.  During the second and third quarters of 2020 we slowed infrastructure spending within the residential planned community due to the uncertainty associated with the COVID-19 pandemic.  Cost of sales related to land sales revenues was $32.0 million in the first nine months of 2021 compared to $12.8 million in the first nine months of 2020. Operating income includes $6.2 million in the first nine months of 2021 (all in the first quarter) and $19.1 million in the first nine months of 2020 (all in the first quarter) of income related to the recognition of tax increment reimbursement note receivables, as discussed in Note 11 to our Condensed Consolidated Financial Statements. In addition during the third quarter of 2020 we recognized a gain of $4.0 million from proceeds from a prior land sale.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses.  We deliver water to several customers under long-term contracts.

Outlook – As a result of the COVID-19 pandemic, LandWell experienced a decline in land sales activity during the second quarter of 2020 and, as a result, LandWell reduced development spending where possible to align with expected residential builder output. Beginning in the second half of 2020 and continuing through the first nine months of 2021, land sales activities increased, including increases in both the number of acres sold and the selling price per acre sold.  In addition, approximately 150 acres are under escrow agreements at September 30, 2021.  In order to support increased sales activity, LandWell returned to more normalized infrastructure development spending in late 2020, and thus far in 2021 infrastructure activity has continued at a heavy pace to support the increase in acreage sold or entering escrow.  Throughout the COVID-19 pandemic, LandWell has continued to actively develop and market land it manages, primarily to residential builders, for the residential/planned community in Henderson and BMI has continued to provide utility and water delivery services to its customers without interruption.  Our Real Estate Management and Development management team remains focused on protecting the health and safety of its employees and contractors including implementation of enhanced health and safety protocols.

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

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest – 2021 Compared to 2020

Gain on Land Sales – In the first nine months of 2021 we sold excess property not used in our operations for net proceeds of approximately $23.4 million and recognized a pre-tax gain of $16.0 million.

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

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock.  As discussed in the 2020 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis.  The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value.  Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses.  Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary.  We recognized a loss of $.2 million in the third quarter of 2021 compared to a gain of $.7 million in the same period of 2020 and a gain of $2.0 million in the first nine months of 2021 compared to a loss of $2.2 million in the first nine months of 2020 in our Condensed Consolidated Statements of Income, which represents the unrealized gain or loss in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Other General Corporate Items – Corporate expenses in the third quarter and first nine months of 2021 were comparable to the same periods of 2020. Included in corporate expense are:

●

litigation and related costs at NL of $.6 million in the third quarter of 2021 compared to $.3 million in the third quarter of 2020 and $1.4 million in each of the first nine months of 2021 and 2020; and

●

environmental remediation and related costs of $.4 million in the third quarter of 2021 compared to $.1 million in the third quarter of 2020 and $1.3 million in the first nine months of 2021 compared to $.5 million in the first nine months of 2020.

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

Interest Expense – Interest expense of $7.9 million in the third quarter of 2021 and $25.2 million in the first nine months of 2021 decreased $1.0 million and $2.2 million, respectively, compared to the same prior year periods primarily due to lower average interest rates and lower average balances on variable-rate indebtedness in 2021.

We expect interest expense will continue to be lower in the remainder of 2021 as compared to 2020 due to lower average balances.

Provision for Income Taxes – We recognized income tax expense of $16.9 million in the third quarter of 2021 compared to income tax benefit of $11.4 million in the third quarter of 2020 and income tax expense of $35.2 million in the first nine months of 2021 compared to $21.2 million in the first nine months of 2020. The increase in both periods is primarily due to higher earnings in 2021, the jurisdictional mix of our earnings and, in 2020, a reduction in the expected annual effective income tax rate recognized in the third quarter. Income tax expense for the first nine months of 2021 includes lower amounts recognized for global intangible low-tax income (GILTI) due to limitations in 2020 on related deductions and tax credits and an increase in the valuation allowance in 2020 for the nondeductible amount of business interest expense carryforward not expected to be fully utilized under the more-likely-than-not recognition criteria.  For interim financial reporting purposes, we apply an estimated annual effective tax rate in determining our provision for income taxes and in 2020 our estimated annual effective tax rate was significantly impacted due to the effects of GILTI and the increase to the valuation allowance relative to our earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  Excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or changes in our reserve for uncertain tax positions, we would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2020, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $35.5 million.  There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million.  During the first nine months of 2021, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $.7 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net income during such period. We recognized a similar deferred income tax benefit of $1.8 million in the first nine months of 2020. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

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

Cash provided by operating activities was $189.2 million in the first nine months of 2021 compared to cash provided by operating activities of $45.2 million in the first nine months of 2020. This $144.0 million increase in cash provided was primarily due to the net effect of the following items:

●	a $72.1 million decrease in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first nine months of 2021;
●	consolidated operating income of $188.1 million in the first nine months of 2021, an increase of $48.9 million compared to operating income of $139.2 million in the first nine months of 2020; and
●	higher net cash paid for income taxes in 2021 of $30.0 million due to increased earnings in 2021 and the timing of tax payments.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2020 to September 30, 2021 primarily due to relative changes in the timing of collections.
●

Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2020 to September 30, 2021 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first nine months of 2021 compared to 2020.

●	CompX’s average DSO at September 30, 2021 increased from December 31, 2020 primarily as a result of relative changes in the timing of collections but is in line with prior year.
●

CompX’s average DSI increased from December 31, 2020 to September 30, 2021 due to increased raw material and production costs as well as increased purchases of certain components and raw materials that have longer lead times or for which CompX has experienced availability issues.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31, 2019	September 30, 2020	December 31, 2020	September 30, 2021
Kronos:
Days sales outstanding	71 days	67 days	68 days	66 days
Days sales in inventory	83 days	66 days	74 days	51 days
CompX:
Days sales outstanding	36 days	39 days	33 days	40 days
Days sales in inventory	81 days	83 days	75 days	91 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2020	2021
	(In millions)
Cash provided by (used in) operating activities:
Valhi exclusive of its subsidiaries	$28.1	$84.8
Kronos	56.0	125.9
NL exclusive of its subsidiaries	2.7	8.3
CompX	8.7	8.1
BMI	12.6	35.1
LandWell	12.6	96.5
Tremont exclusive of its subsidiaries	7.9	32.2
Eliminations and other	(83.4)	(201.7)
Total	$45.2	$189.2

Investing Activities –

We spent $39.2 million in capital expenditures during the first nine months of 2021 including:

●	$35.9 million in our Chemicals Segment;
●	$2.3 million in our Component Products Segment; and
●	$1.0 million in our Real Estate Management and Development Segment.

We had net proceeds from the sale of land not used in our operations of $23.4 million in the first nine months of 2021.

Financing Activities –

During the nine months ended September 30, 2021, we:

●	repaid $66.2 million under the Contran credit facility and repaid $1.5 million under Tremont’s deferred payment obligation;
●	paid aggregate quarterly dividends to Valhi stockholders of $.24 per share ($6.8 million); and
●	CompX acquired shares of its Class A common stock for a purchase price of $.8 million.

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interest in subsidiaries in the first nine months of 2021 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At September 30, 2021, our consolidated indebtedness was comprised of:

●	Valhi’s $204.5 million outstanding on its $320 million credit facility with Contran which is due no earlier than December 31, 2022;
●	€400 million aggregate outstanding on the KII 3.75% Senior Secured Notes ($460.4 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
●	$15.9 million on BMI’s bank loan ($15.3 million carrying amount, net of unamortized debt issuance costs) due through September 2032;
●	$13.9 million on LandWell’s bank loan due in April 2036; and
●	approximately $1.4 million of other indebtedness.

On April 20, 2021, Kronos entered into a new $225 million global revolving credit facility (“Global Revolver”) which matures in April 2026.  Kronos has no outstanding borrowings on the new Global Revolver at September 30, 2021 and the full $225 million was available for borrowings thereunder.  Kronos’ Senior Secured Notes and its new Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types.  Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  The terms of all of our debt instruments outstanding at September 30, 2021 are discussed in Note 9 to our 2020 Annual Report.  See Note 6 to our Condensed Consolidated Financial Statements for discussion of the terms of Kronos’ new Global Revolver.  We were in compliance with all of our debt covenants at September 30, 2021.  We believe we will be able to maintain compliance with the financial covenants contained in our credit facilities through their maturity.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending September 30, 2022) and long-term obligations (defined as the five-year period ending September 30, 2026). If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2021, we had $115.5 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion.  Kronos’ new $225 million Global Revolver entered into in April 2021, which replaced Kronos’ North American and European facilities, matures in April 2026 and currently the full $225 million is available for borrowing under this facility and Kronos could borrow all available amounts without violating its existing debt covenants.  See Note 6 to our Condensed Consolidated Financial Statements.

At September 30, 2021, we had an aggregate of $621.3 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $111.2 million held by our non-U.S. subsidiaries.  A detail by entity is presented in the table below.

	Total	Amount held outside U.S.
	(In millions)
Kronos	$379.7	$111.2
CompX	76.0	-
NL exclusive of its subsidiaries	94.4	-
Tremont exclusive of its subsidiaries	9.9	-
LandWell	40.0	-
BMI	19.6	-
Valhi exclusive of its subsidiaries	1.7	-
Total restricted and unrestricted cash, cash equivalents and marketable securities	$621.3	$111.2

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2021 will be approximately $79 million as follows:

●	$70 million by our Chemicals Segment;
●	$5 million by our Component Products Segment; and
●	$4 million by our Real Estate Management and Development Segment.

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

At September 30, 2021, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit.  At September 30, 2021, approximately 1.6 million shares are available for repurchase.

CompX’s board of directors authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. During the first nine months of 2021, CompX acquired 50,000 shares of its Class A common stock in an open market purchase under such repurchase program for $.8 million. At September 30, 2021, approximately .6 million shares were available for purchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.18 per share in each quarter of 2020. If Kronos were to pay its $.18 per share in each quarter of 2021 based on the 58.0 million shares we held of Kronos common stock at September 30, 2021, we would receive aggregate annual regular dividends from Kronos of $41.8 million.  NL paid a regular quarterly dividend of $.04 per share in 2020 for which we received $6.5 million. In February 2021 the NL board of directors approved a quarterly dividend of $.06 per share. If NL were to pay its $.06 per share dividend in each quarter of 2021 based on the 40.4 million shares we hold of NL common stock at September 30, 2021, we would receive aggregate annual dividends from NL of $9.7 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $43.0 million in 2020 and $41.8 million during the first nine months of 2021.  We do not know if we will receive additional dividends from BMI and LandWell during 2021.  All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

Prior to 2020, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral.  Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.  The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price.  The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth.  Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents.  Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. Prior to 2020 NL’s subsidiary borrowed $.5 million under this facility, no additional amounts have been borrowed since then, and $.5 million is outstanding under this facility at September 30, 2021. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $40 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2022.  We had no borrowings from Kronos under this facility during the first nine months of 2021, and there was no outstanding balance at September 30, 2021.  We could borrow $40.0 million under our current intercompany facility with Kronos at September 30, 2021.  Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $40 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements.  The facility, as amended, is due on demand, but in any event no earlier than December 31, 2022.  We had gross borrowings of $25.4 million and gross repayments of $33.1 million during the first nine months of 2021, and $21.8 million was outstanding at September 30, 2021.  We could borrow $18.2 million under our current intercompany facility with CompX at September 30, 2021.  CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

We are subject to certain commitments and contingencies, as more fully described in our 2020 Annual Report, or in Notes 12 and 15 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

●	certain income tax contingencies in various U.S. and non-U.S. jurisdictions;
●	certain environmental remediation matters involving NL and BMI;
●	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
●	certain other litigation to which we are a party.

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

Recent Accounting Pronouncements

Not applicable

Critical Accounting Policies

There have been no changes in the first nine months of 2021 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2020 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the matter discussed below, refer to Note 15 to our Condensed Consolidated Financial Statements, our March 31, 2021 Quarterly Report on Form 10-Q and our 2020 Annual Report for descriptions of certain legal proceedings.

Lewis, et al. v. Lead Industries Association, et al.  In October 2021, the court entered an order decertifying the class and entering judgment for NL and the other defendants.

Item 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report.

Item 5. Other Information

In the third quarter 2021, Kronos was notified that the classification of a dam at its mine facilities in Norway was changed to the highest level for Norwegian classification of dam structures.  As a result of this change in classification, Kronos’ operations are subject to a higher degree of oversight and regulation.  The impact of further regulations and any potential to affect Kronos’ operations at the mines, and as a result at its sulfate pigment plants, is not known.

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

VALHI, INC.
(Registrant)

Date:	November 4, 2021	/s/ Amy Allbach Samford
Amy Allbach Samford (Senior Vice President and Chief Financial Officer)

Date:	November 4, 2021	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)