Form 10-K
period 2021-12-31
VALHI INC /DE/
filed 2022-03-10
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the 2.4 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2021 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $58.8 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on March 1, 2022: 28,277,093.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.BUSINESS

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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. One of Contran’s wholly-owned subsidiaries held approximately 92% of Valhi’s outstanding common stock at December 31, 2021. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran and us.

Key events in our history include:

●	1979 – Contran acquires control of LLC;
●	1981 – Contran acquires control of our other predecessor company;
●	1982 – Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
●	1984 – Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
●	1986 – Contran acquires control of NL, which at the time owns 100% of Kronos;
●	1987 – LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
●	1995 – WCS begins start-up operations;
●	2003 – NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
●	2004 through 2005 – NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;
●	2008 – WCS receives a license for the disposal of byproduct material and begins construction of the byproduct facility infrastructure;
●	2009 – WCS receives a license for the disposal of Class A, B and C low-level radioactive waste (“LLRW”) and completes construction of the byproduct facility;
●	2010 – Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%;
●	2011 – WCS begins construction on its Compact and Federal LLRW and mixed LLRW disposal facilities;
●	2012 – WCS completes construction of its Compact and Federal LLRW disposal facilities and commences operations at the Compact facility;
●	2012 – In December CompX completes the sale of its furniture components business;
●	2013 – WCS commences operations at the Federal LLRW facility;

●	2013 – In December we purchased an additional ownership interest in and became the majority owner of Basic Management, Inc. and The LandWell Company; both companies are now included in our Consolidated Financial Statements effective December 31, 2013;
●	2015 – The first homes in our Cadence planned community were completed by third-party builders and sold to the public;
●	2018 – In January we completed the sale of WCS; and
●	2020 – In December LandWell completed the first bulk sale of land within the Cadence planned community.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19);
●	Competitive products and substitute products;
●	Customer and competitor strategies;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;

●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	The impact of current or future government regulations (including employee healthcare benefit related regulations);
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19);
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew, amend, refinance or establish credit facilities;
●	Potential increases in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental health and safety regulations such as those seeking to limit or classify TiO2 or its use;
●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in real estate values and construction costs in Henderson, Nevada;
●	Water levels in Lake Mead; and
●	Possible future litigation.

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

Segments

We currently have three consolidated reportable operating segments at December 31, 2021:

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

CHEMICALS SEGMENT – KRONOS WORLDWIDE, INC.

Business Overview

Our majority-controlled subsidiary, Kronos, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 4,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region. We believe Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. We believe Western Europe and North America currently each account for approximately 16% of global TiO2 consumption. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and we believe these are significant markets which will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets

Including its predecessors, Kronos has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. We believe Kronos is the largest producer of TiO2 in Europe with 46% of its 2021 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2019	2020	2021
Europe	18%	17%	15%
North America	19%	18%	17%

We believe Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 8% share of worldwide TiO2 sales volume in 2021. Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 92% of our Chemicals Segment’s net sales in 2021. Kronos and its agents and distributors primarily sell its products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2021:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	46%	Coatings	56%
North America	37%	Plastics	30%
Asia Pacific	10%	Paper	8%
Rest of World	7%	Other	6%

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 8% of our Chemicals Segment’s net sales in 2021:

●	Kronos owns and operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. Kronos supplies ilmenite to its sulfate plants in Europe. Kronos also sells ilmenite ore to third parties, some of whom are its competitors, and Kronos sells an ilmenite-based specialty product to the oil and gas industry. The mines have estimated ilmenite reserves that are expected to last at least 50 years.
●	Kronos manufactures and sells iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production. These co-product chemicals are marketed through its Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

●	Kronos manufactures and sells other specialty chemicals, which are side-stream specialty products from the production of TiO2. Such specialty chemicals are used in applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices and natural gas pipe and other specialty applications.

Manufacturing, operations and properties

Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2021, chloride process production facilities represented approximately 45% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force. The chloride process produces an intermediate base pigment with a wide range of properties.
●	Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

Kronos produced 546,000, 517,000 and 545,000 metric tons of TiO2 in 2019, 2020 and 2021, respectively. Kronos’ production volumes include its share of the output produced by its TiO2 manufacturing joint venture discussed below. Kronos’ average production capacity utilization rates were approximately 98% in 2019, 92% in 2020 and at full practical capacity in 2021. Kronos’ production rates in 2020 were impacted by the COVID-19 pandemic as it decreased production levels early in the third quarter to correspond with a temporary decline in market demand.

Kronos operates facilities throughout North America and Europe, including the only sulfate process plant in North America and four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below, a 50% interest in a TiO2 plant near Lake Charles, Louisiana.

As part of Kronos’ long-term strategy to increase chloride process production, Kronos phased-out sulfate production at its Leverkusen facility during 2020. Kronos’ chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, incurring only moderate capital expenditures. Kronos expects to operate its TiO2 plants at near full practical capacity levels in 2022.

The following table presents the division of Kronos’ expected 2022 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2
		manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	31%	-%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	17	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	6
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	17	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	15	-
Total		80%	20%
(1)	The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. Kronos owns the Leverkusen facility, which represents about one-third of its current TiO2 production capacity, but Kronos leases the land under the facility from Bayer under a long-term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	Kronos operates the facility near Lake Charles through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which Kronos is entitled. See Note 7 to our Consolidated Financial Statements and “TiO2 manufacturing joint venture.” The joint venture owns the land and facility.

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

TiO2 manufacturing joint venture

Kronos Louisiana, Inc., one of Kronos’ subsidiaries, and Venator Investments each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P. (LPC). LPC owns and operates a chloride-process TiO2 plant located near Lake Charles, Louisiana. Kronos and Venator share production from the plant equally pursuant to separate offtake agreements, unless Kronos and Venator otherwise agree.

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

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Sierra Leone, Canada and India. Kronos purchases feedstock for its chloride process TiO2 from the following primary suppliers for certain contractually specified volumes for delivery extending in some cases, through 2023:

Supplier	Product	Renewal Terms
Rio Tinto Iron and Titanium Ltd	Chloride process grade slag	Auto-renews bi-annually
Rio Tinto Iron and Titanium Ltd	Upgraded slag	Auto-renews annually
Tizir Titanium & Iron AS	Chloride process grade slag	Renewal terms upon negotiation
Sierra Rutile Limited	Rutile ore	Renewal terms upon negotiation
Base Titanium Limited	Rutile ore	Renewal terms upon negotiation

In the past Kronos has been, and it expects that it will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration. Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, will meet its chloride process feedstock requirements over the next several years.  Contracts may be terminated with a 12-month written notice (generally for multi-year agreement terms) or based on certain defaults by either party or failure to agree on pricing as noted in the agreements.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2021. Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future. For its Canadian sulfate process plant, Kronos purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice. Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2021.

Raw materials
Production process/raw material	procured or mined
(In thousands
of metric tons)
Chloride process plants -
Purchased slag or rutile ore	437
Sulfate process plants:
Ilmenite ore mined and used internally	252
Purchased slag	27

Sales and marketing

Kronos’ marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers. Because TiO2 represents a significant input cost for its customers, the purchasing decisions are often made by Kronos’ customers’ senior management. Kronos works to maintain close relationships with the key decision makers through in-depth and frequent contact. Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organizations using its direct sales force and technical service group to accomplish this objective. Kronos believes this helps build customer loyalty to Kronos and strengthens its competitive position. Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in its customers’ businesses. Where appropriate, Kronos works in conjunction with its customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. Kronos also focuses its sales and marketing efforts on those geographic and end-use market segments where it believes it can realize higher selling prices. This focus includes continuously reviewing and optimizing its customer and product portfolios.

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

Kronos sells a majority of its products through its direct sales force operating in Europe and North America. Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas. In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents. Kronos’ agents do not sell any TiO2 products other than KRONOS® branded products. In North America, its sales are made primarily through its direct sales force and supported by a network of distributors. In export markets, where Kronos increased its marketing efforts over the last several years, its sales are made through its direct sales force, sales agents and distributors. In addition to its direct sales force and sales agents, many of Kronos’ sales agents also act as distributors to service its customers in all regions. Kronos offers customer and technical service to customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base and no single customer comprised 10% or more of our Chemicals Segment’s net sales in 2021. Kronos’ largest ten customers accounted for approximately 32% of our Chemicals Segment’s net sales in 2021.

Neither our Chemicals Segment’s business as a whole nor any of its principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring to meet demand during the spring and summer painting seasons. With certain exceptions, such as during the third quarter of 2020 as a result of the COVID-19 pandemic, Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize its per-unit production costs. As a result, Kronos normally will build inventories during the first and fourth quarters of each year in order to maximize its product availability during the higher demand periods normally experienced in the second and third quarters.

Competition

The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of Kronos’ product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products. During 2021, Kronos had an estimated 8% share of worldwide TiO2 sales volume, and based on sales volume, we believe Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Incorporated, Lomon Billions and Venator Materials PLC. The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2021:

Worldwide production capacity - 2021
Chemours	15%
Tronox	13%
Lomon Billions	11%
Venator	7%
Kronos	6%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. In 2019, Tronox acquired certain of the TiO2 assets of Cristal Global. Lomon Billions announced it added approximately 260,000 tons of chloride capacity in 2019 and plans to add an additional 200,000 tons by 2023.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants throughout the world. Although overall industry demand is expected to increase in 2022, other than through debottlenecking projects and the Lomon Billions expansion mentioned above, Kronos does not expect any significant efforts will be undertaken by it or its principal competitors to further increase capacity and Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from Kronos’ expectations, the TiO2 industry’s and Kronos’ performance could be unfavorably affected.

Research and development

Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening its competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $17 million in 2019, $16 million in 2020 and $17 million in 2021. Kronos expects to spend approximately $18 million on research and development in 2022.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since the beginning of 2017, Kronos has added nine new grades for pigments and other applications.

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

Patents – Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products. Kronos’ patent strategy is important to it and its continuing business activities. In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect for 20 years from the date of filing. Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from two years to 20 years.

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

Regulatory and environmental matters

Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air, or water; and the health and safety of Kronos’ employees.  Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage.  Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks.  Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity.  During 2021, Kronos was notified by government authorities in Norway that the classification of a dam at its mine facilities was changed to the highest level for Norwegian classification of dam structures.  As a result, its mine operations are subject to a higher degree of oversight and regulation than existed prior to this change in classification, and we expect Kronos to incur additional capital expenditures to adapt to the higher classification standards.

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its ecochem® products.  Annually Kronos updates and publishes its Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website.  Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses.  Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations.  Three of its five production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place.  These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects  that reduce energy consumption or enhance efficiency, and partnering with local government authorities through grant opportunities to reduce energy consumption and associated Greenhouse Gas (“GHG”) emissions.  Kronos also actively manages potential water-related risks, including flooding and water shortages.  Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

Kronos’ U.S. manufacturing operations are governed by federal, state, and local environmental and worker health and safety laws and regulations.  These include the Resource Conservation and Recovery Act, or RCRA, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, or CERCLA, as well as the state counterparts of these statutes.  Some of these laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of, and were not responsible for, such contamination.  These laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person.  Although Kronos has not incurred and does not currently anticipate any material liabilities in connection with such environmental laws, Kronos may be required to make expenditures for environmental remediation in the future.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union, or the EU.  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after those of the EU.

From time to time, Kronos’ facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically, Kronos establishes compliance programs to resolve these matters.  Occasionally, Kronos may pay penalties.  To date, such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity.  Kronos believes all of its facilities are in substantial compliance with applicable environmental laws.

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

On February 18, 2020, the EU published the regulation classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation under its EU Regulation No. 1272/2008 on classification and labeling substances and mixtures.  The regulation went into force on October 1, 2021 when hazard labels were required on certain dry TiO2 products and certain mixtures containing dry TiO2 in the EU. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels.

This classification of TiO2 is based on scientifically questioned animal test data.  Separate studies of TiO2 workers conducted by the TiO2 industry have shown no TiO2 specific links to cancer.  Kronos intends to comply with the new requirements including working with customers and other stakeholders on compliance matters as appropriate.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result  in  improved  environmental  protection  such  as  lower  emissions  from its manufacturing facilities, were $14.2 million in 2021 and are currently expected to be approximately $32 million in 2022.

COMPONENT PRODUCTS SEGMENT – COMPX INTERNATIONAL INC.

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

Manufacturing, operations and products

Security Products. CompX’s security products reporting unit manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets,  high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. CompX’s security products reporting unit has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its marine components reporting unit. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock CompX produces;
●	pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and
●	CompX’s innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

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

Marine Components. CompX’s marine components reporting unit manufactures and distributes stainless steel exhaust components, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats. CompX’s marine components reporting unit has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with its security products reporting unit. CompX’s specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	wake enhancement devices, trim tabs, steering wheels, and billet aluminum accessories;
●	dash panels, LED indicators, and wire harnesses; and
●	grab handles, pin cleats and other accessories.

CompX operated three principal operating facilities at December 31, 2021 as shown below.

	Reporting		Size
Facility Name	Unit	Location	(square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000
(1)	ISO-9001 registered facilities

SP- Security Products

MC- Marine Components

Raw materials

CompX’s primary raw materials are:

●	Security Products - zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 16% of our Component Products Segment’s total cost of sales for 2021. Total material costs, including purchased components, represented approximately 44% of our Component Products Segment’s cost of sales in 2021.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Prices for the primary commodity-related raw materials used in the manufacture of locking mechanisms, primarily zinc and brass, remained relatively stable during 2020 but generally increased throughout 2021. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable in 2020 but experienced significant volatility during 2021. Based on current economic conditions, CompX expects the prices for zinc, brass and stainless steel, and other manufacturing materials to be volatile during 2022. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by its products. Consequently, overall operating margins can be affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks

CompX holds a number of patents relating to its component products, certain of which it believes to be important to it and its continuing business activity. Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from 1 year to 18 years at December 31, 2021. CompX’s major trademarks and brand names in addition to CompX® include:

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

In addition to sales to large OEM customers, a substantial portion of CompX’s security products sales are made through distributors. CompX has a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel. CompX supports its locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

Our Component Products Segment sells to a diverse customer base with only one customer representing 10% or more of our Component Products Segment’s sales in 2021 (United States Postal Service representing 16%). Our Component Products Segment’s largest ten customers accounted for approximately 51% of its sales in 2021.

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

Regulatory and environmental matters

CompX has a history of incorporating environmental management and compliance in its operations and decision making. CompX operates three low-emission manufacturing facilities and CompX’s production processes requiring waste-water discharge are consolidated at its Mauldin, South Carolina facility. This facility has received a ReWa Gold Award from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region, for multiple years for its exemplary performance. In addition, CompX operates extensive scrap metal recycling programs to reduce landfill waste.

CompX’s operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes. CompX’s operations are also subject to federal, state, and local laws and regulations relating to worker health and safety. CompX believes it is in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted CompX’s results. CompX currently does not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require it to incur significant additional expenditures.

REAL ESTATE MANAGEMENT AND DEVELOPMENT SEGMENT – BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY

Business overview

Our Real Estate Management and Development Segment consists of our majority owned subsidiaries, BMI and LandWell. BMI provides utility services, among other things, to an industrial park located in Henderson, Nevada and is responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned by BMI. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use.

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

Sales

Through December 31, 2021, LandWell has closed or entered into escrow on approximately 1,700 acres of the residential/planned community and approximately 70 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect substantially all of the land in the residential/planned community will be sold by the end of 2022; however, we expect the development work to take three to five years to complete.

Our Real Estate Management and Development Segment’s sales consist principally of land sales and water and electric delivery fees. During 2021 we had sales to three customers that exceeded 10% of our Real Estate Management and Development Segment’s net sales (Century Communities – 26%, CCR 270 – 17% and Richmond American Homes – 13%) related to land sales.

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

Regulatory and environmental matters

LandWell and the subcontractors it uses must comply with many federal, state, and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of its land development. Our Real Estate Management and Development Segment’s operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes. We believe our Real Estate Management and Development Segment is in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate our Real Estate Management and Development Segment will incur significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require it to incur significant additional expenditures.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

We seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability, and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting and supporting our local communities, and continuously developing our employees. At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate. Each of our locations maintains site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures that we believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

At a corporate level, we engage in periodic reviews of our cybersecurity programs, including cybersecurity risk and threats. Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility, and availability of company data stored, processed, or transferred.  We periodically update our board of directors on our cyber-related risks and cybersecurity programs.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our Board established share ownership guidelines for our non-management directors.

Kronos has taken steps to integrate ESG considerations into operating decisions with other critical business factors. Kronos biennially publishes an ESG Report, which is available on its public website. The primary purpose of its ESG Report is to describe Kronos’ policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG. Kronos voluntarily developed these internal metrics and benchmarks, which Kronos uses to identify progress and opportunities for improvement. These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance.

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

As of December 31, 2021, our Chemicals Segment employed the following number of people:

Europe	1,840
Canada	353
United States (1)	55
Total	2,248
(1)	Excludes employees of our LPC joint venture.

Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2021, approximately 88% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2021, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position, or liquidity.

As of December 31, 2021, our Component Products Segment and our Real Estate Management and Development Segment employed 570 people and 29 people, respectively, all in the United States. We believe CompX’s and BMI and LandWell’s labor relations are good.

Health and safety

Protecting the health and safety of our workforce, our customers, our business partners, and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. We are conducting our businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains, and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. With this data we calculate incident frequency rates to assess the quality of our safety performance. At the global level we also track overall safety performance. Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at our operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate was 1.59 in 2019, 1.61 in 2020 and 1.08 in 2021.

CompX uses a Lost Time Incident Rate as a key measure of worker safety. The Lost Time Incident Rate is a standard Occupational Safety and Health Administration metric that calculates the number of incidents that result in time away from work. CompX had a Lost Time Incident Rate of three in 2019, nil in 2020, and one in 2021.

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

OTHER

NL Industries, Inc. – At December 31, 2021, NL owned approximately 87% of CompX and approximately 30% of Kronos. NL also owns 100% of EWI RE, Inc., an inactive subsidiary that was formerly an insurance brokerage and risk management services company. In the fourth quarter of 2019, NL sold the insurance and risk management business of EWI for proceeds of $3.25 million and recognized a gain of $3.0 million. NL also holds certain marketable securities and other investments. See Note 17 to our Consolidated Financial Statements for additional information.

Tremont LLC – Tremont is primarily a holding company through which we hold our 63% ownership interest in BMI and our 77% ownership interest in LandWell. Our 77% ownership interest in LandWell includes 27% we hold through our ownership of Tremont and 50% held by a subsidiary of BMI. Tremont also owns 100% of Tall Pines Insurance Company, an insurance company that also holds certain marketable securities and other investments. Tremont also owns certain real property in Henderson, Nevada. See Notes 13 and 17 to our Consolidated Financial Statements.

In addition, we also own real property related to certain of our former business units.

Discontinued Operations – On January 26, 2018, we completed the sale of our former Waste Management Segment to JFL-WCS Partners, LLC (“JFL Partners”), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of the Waste Management Segment’s third-party indebtedness and other liabilities. We recognized a pre-tax gain of approximately $4.9 million in the fourth quarter of 2020 related to proceeds received from JFL Partners in final settlement of an earn-out provision in the sale agreement. Amounts associated with the sale of our former Waste Management Segment are classified as part of discontinued operations. See Note 3 to our Consolidated Financial Statements.

Business Strategy – We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from our subsidiaries and unconsolidated affiliates, and the estimated sales value of those businesses. As a result, we have in the past, and may in the future, seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policy, consider the sale of an interest in our subsidiaries, business units, marketable securities or other assets, or take a combination of these or other steps, to increase liquidity, reduce indebtedness and fund future activities, which have in the past and may in the future involve related companies. From time to time, we and our related entities consider restructuring ownership interests among our subsidiaries and related companies. We expect to continue this activity in the future.

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

ITEM 1A.RISK FACTORS

Listed below are certain risk factors associated with us and our businesses. See also certain risk factors discussed in Item 7  – “Management’s Discussion and Analysis of Financial Condition and Results of Operations  – Critical Accounting Policies and Estimates.” In addition to the potential effect of these risk factors, any risk factor which could result in reduced earnings or increased operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

Operational Risk Factors

Demand for, and prices of, certain of our Chemicals Segment’s products are influenced by changing market conditions for its products, which may result in reduced earnings or operating losses.

Our Chemicals Segment’s sales and profitability are largely dependent on the TiO2 industry. In 2021, 92% of our Chemicals Segment’s sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional, and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions worldwide can significantly impact our Chemicals Segment’s earnings and operating cash flows. Historically, the markets for many of our Chemicals Segment’s products have experienced alternating periods of increasing and decreasing demand. Relative changes in the selling prices for our Chemicals Segment’s products are one of the main factors that affect the level of our Chemicals Segment’s profitability. In periods of increasing demand, our Chemicals Segment’s selling prices and profit margins generally will tend to increase, while in periods of decreasing demand selling prices and profit margins generally tend to decrease. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases. Our Chemicals Segment’s ability to further increase capacity without additional investment in greenfield or brownfield capacity may be limited and as a result, our Chemicals Segment’s profitability may become even more dependent upon the selling prices of its products.

The TiO2 industry is concentrated and highly competitive and our Chemical Segment faces price pressures in the markets in which it operates, which may result in reduced earnings or operating losses.

The global market in which our Chemicals Segment operates is concentrated, with the top five TiO2 producers accounting for approximately 52% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality, and service. Some of our Chemicals Segment’s competitors may be able to drive down prices for its products if their costs are lower than our Chemicals Segment’s costs. In addition, some of our Chemicals Segment’s competitors’ financial, technological, and other resources may be greater than its resources and such competitors may be better able to withstand changes in market conditions. Our Chemicals Segment’s competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of our Chemicals Segment’s competitors or customers may result in reduced demand for its products or make it more difficult for it to compete with its competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Many of the markets in which our Component Products Segment operates are mature and highly competitive resulting in pricing pressure and the need to continuously reduce costs.

Many of the markets our Component Products Segment serves are highly competitive, with a number of competitors offering similar products. Our Component Products Segment focuses its efforts on the middle and high-end segment of the market where it feels that it can compete due to the importance of product design, quality, and durability to the customer. However, our Component Products Segment’s ability to effectively compete is impacted by a number of factors. The occurrence of any of these factors could result in reduced earnings or operating losses.

●	Competitors may be able to drive down prices for our Component Products Segment’s products beyond its ability to adjust costs because their costs are lower than our Component Products Segment’s, especially products sourced from Asia.
●	Competitors’ financial, technological, and other resources may be greater than our Component Products Segment’s resources, which may enable them to more effectively withstand changes in market conditions.
●	Competitors may be able to respond more quickly than our Component Products Segment can to new or emerging technologies and changes in customer requirements.
●	A reduction of our Component Products Segment’s market share with one or more of its key customers, or a reduction in one or more of its key customers’ market share for their end-use products, may reduce demand for its products.
●	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our Component Products Segment’s products.
●	Our Component Products Segment may not be able to sustain a cost structure that enables us to be competitive.
●	Customers may no longer value our Component Products Segment’s product design, quality, or durability over the lower cost products of its competitors.

Our development of innovative features for current products is critical to sustaining and growing our Component Product Segment’s sales.

Historically, our Component Products Segment’s ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of its success. Our Component Products Segment spends a significant amount of time and effort to refine, improve and adapt its existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of our Component

Products Segment’s research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new product features requires the coordination of the design, manufacturing, and marketing of the new product features with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond our Component Products Segment’s control. While our Component Products Segment will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features our Component Products Segment introduces will achieve the same degree of success that it has achieved with its existing products. Introduction of new product features typically requires increases in production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials. As our Component Products Segment attempts to introduce new product features in the future, we do not know if it will be able to increase production volumes without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

For our Chemicals Segment, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which our facilities are located. Titanium-containing feedstocks suitable for use in our Chemicals Segment’s TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which our Chemicals Segment purchases or mines its raw material supplies could adversely affect raw material availability. If our Chemicals Segment or its worldwide vendors are unable to meet their planned or contractual obligations and our Chemicals Segment is unable to obtain necessary raw materials, it could incur higher costs for raw materials or may be required to reduce production levels. Our Chemicals Segment experienced increases in feedstock costs in 2020 and 2021, and we expect feedstock costs to continue to increase in 2022. Our Chemicals Segment may also experience higher operating costs such as energy costs, which could affect its profitability. Our Chemicals Segment may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels, which could reduce earnings and decrease liquidity.

Our Chemicals Segment has supply contracts that provide for its TiO2 feedstock requirements that currently expire in either 2022 or 2023. While our Chemicals Segment believes it will be able to renew these contracts, we do not know if our Chemicals Segment will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our Chemicals Segment’s current agreements (including those entered into through February 2022) require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $800 million beginning in 2022. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require it to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $64 million at December 31, 2021. Our Chemicals Segment’s commitments under these contracts could adversely affect our financial results if it significantly reduces its production and is unable to modify the contractual commitments.

Certain raw materials used in our Component Products Segment’s products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity. Zinc and brass are the principal raw materials used in the manufacture of security products. Stainless steel and aluminum are the major raw materials used in the manufacture of marine components. These raw materials are purchased from several suppliers and are generally readily available from numerous sources. Our Component Products Segment occasionally enters into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs and ensure supply. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.

Certain components used in our Component Products Segment’s products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, global conflict, and public health crises such as COVID-19, could prevent our Component Products Segment’s vendors from being able to supply these components. Should our Component Products Segment’s vendors not be able to meet their supply obligations or should it be otherwise unable to obtain necessary raw materials or components, it may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as our Component Products Segment may be unable to offset the higher costs with increases in its selling prices or reductions in other operating costs.

Our Real Estate Management and Development Segment has significant development obligations related to a residential/planned community in Henderson, Nevada. Increases in labor or construction costs related to the completion of such development obligations may reduce our earnings and decrease our liquidity.

A substantial portion of the revenues and assets associated with our Real Estate Management and Development Segment relates to certain land under development in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. A substantial majority of the land in the residential/planned community was sold prior to 2022. We generally recognize revenue from these land sales over time using cost based inputs because we receive substantially all cash payment at the time of sale but significant development obligations still exist. We currently estimate development obligations are $185 million and will take approximately three to five years to complete. Our estimates of our development obligations include certain assumptions about future labor and construction costs. If actual costs were significantly above our estimates, revenue, profits and liquidity in our Real Estate Management and Development Segment may be significantly and negatively affected.

COVID-19 has affected our operations and may continue to affect operations.

Our operations have been and may continue to be negatively impacted by COVID-19, specifically from disruptions to our supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses, and governments are taking. In addition, the ability of our suppliers and customers to operate may be significantly impacted by individuals contracting or being exposed to COVID-19 or as a result of associated control measures. Given the dynamic and uncertain nature and duration of COVID-19 and related variants, and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the long-term impact of COVID-19 on our businesses, results of operations and overall financial performance.

Our Component Products Segment has 570 employees and operates three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, our Component Products Segment enhanced cleaning and sanitization procedures within each facility and implemented other health and safety protocols. Our Component Products Segment has generally been able to operate successfully through the pandemic; however, with the increased spread of new variants of COVID-19 it is possible our Component Products Segment may have temporary closures at one or more of its facilities for the health and safety of its workforce if conditions warrant.

Our Chemicals Segment has 2,248 employees and operates facilities throughout North America and Europe. With the onset of COVID-19, our Chemicals Segment enhanced cleaning and sanitization procedures within each facility and implemented other health and safety protocols. Our Chemicals Segment has also been able to fully operate each of its facilities during the pandemic. It is possible our Chemicals Segment may have temporary closures at one or more of its facilities for the health and safety of its workforce if conditions warrant.

Our Real Estate Management and Development Segment has 29 employees and operates exclusively within Henderson, Nevada. With the onset of COVID-19, our Real Estate Management and Development Segment employed remote work strategies, enhanced cleaning and sanitization procedures and implemented other health and safety protocols. Construction activities have been largely unaffected although in some cases enhanced precautions from certain permitting and utility agencies introduced additional delays to land development activities.

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

We have a significant amount of debt, primarily related to Kronos’ Senior Notes, our loan from Contran Corporation, and the BMI and LandWell bank notes. As of December 31, 2021, our total consolidated debt was approximately $653 million. Our level of debt could have important consequences to our stockholders and creditors, including:

●	making it more difficult for us to satisfy our obligations with respect to our liabilities;
●	increasing our vulnerability to adverse general economic and industry conditions;
●	requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;
●	limiting the ability of our subsidiaries to pay dividends to us;
●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;
●	limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and
●	placing us at a competitive disadvantage relative to other less leveraged competitors.

Indebtedness outstanding under our loan from Contran and Kronos’ global revolving credit facility accrues interest at variable rates. To the extent market interest rates rise, the cost of our debt could increase, adversely affecting financial condition, results of operations and cash flows.

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $680 million in 2022. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. In addition, our ability to borrow funds under certain of our revolving credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Changes in currency exchange rates and interest rates can adversely affect our net sales, profits, and cash flows.

We operate our businesses in several different countries and sell our products worldwide. For example, during 2021, 46% of our Chemicals Segment’s sales volumes were sold into European markets. The majority (but not all) of our sales from our Chemicals Segment’s operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

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

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which we operate or sell our products, seeking to regulate our operations or to restrict, limit or classify TiO2, or its use. Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase our manufacturing and regulatory compliance obligations and costs. Increased compliance obligations and costs or restrictions on operations, raw materials, and certain TiO2 applications could negatively impact our future financial results through increased costs of production, or reduced sales which may decrease our liquidity, operating income, and results of operations.

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

Our Component Products Segment relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain our intellectual property rights in our technology and designs. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Others may independently discover our trade secrets and proprietary information, and in such cases our Component Products Segment could not assert any trade secret rights against such parties. Further, we do not know if any of our Component Products Segment’s pending trademark or patent applications will be approved. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights. In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third-party use, which could adversely affect our competitive position.

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

We operate production facilities in several countries and many of our facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. The U.S. government and various non-U.S. governmental agencies of countries in which we operate have determined that the consumption of energy derived from fossil fuels is a major contributor to climate change and have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including legislation regarding carbon emission costs GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms.  To date, the existing GHG permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition. However, if further GHG legislation were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future regulations focused on climate change and/or GHG regulations could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such regulations.

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political, and regulatory environments.

We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, economic sanctions, exchange controls, global and regional economic downturns, natural disasters, terrorism, armed conflict (such as the current conflict between Russia and Ukraine), health crises (such as COVID-19) and political conditions. We may encounter difficulties enforcing agreements or other legal rights and the effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates, including costs associated with the repatriation of non-U.S. earnings. TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

Our businesses rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of products to and from our plants, receive, process and ship orders, manage the billing of and collections from customers and manage payments to vendors. Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures will be sufficiently effective. Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks, and other similar events. This could result in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems and could adversely affect our results of operations and financial condition. We have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems, and vulnerabilities introduced into our systems by trusted third-party vendors who have experienced cyber-attacks. To date we have not suffered breaches in our systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and we are experiencing such difficulties in obtaining insurance coverage.

Physical impacts of climate change could have a material adverse effect on our costs and operations.

Climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, such as hurricanes, thunderstorms, tornadoes, drought and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Climate change has also been associated with rising sea levels and many of our facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt our operations or adversely impact our facilities. Furthermore, periods of extended inclement weather or associated droughts or flooding may inhibit our facility operations and delay or hinder shipments of our products to customers. Any such events could have a material adverse effect on our costs or results of operations. In this regard, our Real Estate Management and Development Segment operates a water delivery system on Lake Mead in Nevada. Water levels for Lake Mead have been declining for much of the last twenty years due to the Western drought. If lake levels continue to fall it may negatively impact our ability to operate the water system. At December 31, 2021 the carrying value of the water system was approximately $17 million.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We along with our subsidiaries, Kronos, CompX and NL lease office space through Contran for our principal executive offices in Dallas, Texas. Our BMI and LandWell subsidiaries’ principal offices are in an owned building in Henderson, Nevada. A list of principal operating facilities for each of our subsidiaries is described in the applicable business sections of Item 1 – “Business.” We believe our facilities are generally adequate and suitable for their respective uses.

ITEM 3.LEGAL PROCEEDINGS

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

NL believes these actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. Other than with respect to the Santa Clara California public nuisance case discussed below, we do not believe it is probable we have incurred any liability with respect to all of the lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, other than with respect to the Santa Clara case discussed below, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). NL’s sixth installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). Pursuant to the settlement agreement, also during the third quarter of 2019 NL placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Consolidated Balance Sheets.

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019. For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019). NL made the initial $25.0 million payment in September 2019 and the first and second annual installment payments of $12.0 million each in September 2020 and 2021. We recognized an aggregate of $.6 million in accretion expense in the second half of 2019 and an aggregate of $1.3 million and $1.1 million in 2020 and 2021, respectively.

In November 2018, NL was served with two complaints filed by county governments in Pennsylvania. Each county alleges that NL and several other defendants created a public nuisance by selling and promoting lead-containing paints and pigments in the counties. The plaintiffs seek abatement and declaratory relief. NL believes these lawsuits are inconsistent with Pennsylvania law and without merit, and NL intends to defend itself vigorously. In February 2022, the Pennsylvania Commonwealth Court entered orders staying all proceedings in the trial courts, and granting defendants’ request for an interlocutory appeal of earlier trial court rulings allowing the cases to proceed.  The stay will remain in place until defendants’ appeals are resolved.

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

Environmental Matters and Litigation

Certain properties and facilities used in our former operations (primarily NL’s former operations), including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (PRP) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (CERCLA), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors and NL or its predecessors, subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (EPA) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases they are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are occasionally named as a party in a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from its operations.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Actual costs could exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and costs may be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2020 and December 31, 2021 we had not recognized any material receivables for recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental and related costs. The timing of payments depends upon a number of factors, including but not limited to the timing of the actual remediation process; which in turn depends on factors outside of our control. At each balance sheet date, we estimate the amount of the accrued environmental and related costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability. We classify the remaining accrued environmental costs as a noncurrent liability.

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which NL’s wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed NL’s obligations. At December 31, 2021, NL had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters that NL believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2021, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

We have also accrued approximately $5 million at December 31, 2021 for other environmental cleanup matters which represents our best estimate of the liability.

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

In June 2011, NL was served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Tar Creek site, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri. NL has denied liability and will defend vigorously against all of the claims. In the second quarter of 2012, NL filed a motion to stay the case. In the first quarter of 2013, NL’s motion was granted and the court entered an indefinite stay, which remains in place.

In September 2011, NL was served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Southeast Missouri Mining District. NL has denied liability and will defend vigorously against all of the claims. In May 2015, the trial court on its own motion entered an indefinite stay of the litigation, which remains in place.

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

In January 2020, NL was sued in Atlantic Richfield, Co. v. NL Industries, Inc., (United States District Court for the District of Colorado, Case 1:20-cv-00234). This is a CERCLA cost recovery action brought by a past owner and operator of certain mining properties located in Rico, Colorado. NL has denied liability and will defend vigorously against all claims.

In December 2020, NL and several other defendants were sued in California Department of Toxic Substances v. NL Industries, Inc., (United States District Court for the Central District of California, Case 2:20-cv-11293). This complaint by a California state agency asserts claims under CERCLA, a state environmental statute, and the common law relating to lead contamination allegedly connected to a secondary lead smelter located in Vernon, California. NL has denied liability and will defend vigorously against all claims.

In February 2021, NL and several other defendants were sued in 68th Street Site Working Group. v. 7-Eleven Industries, Inc., (United States District Court for the District of Maryland, Case 1:20-cv-03385). This is a CERCLA contribution action brought by a group of potentially responsible parties performing the cleanup of a number of landfills against a large number of defendants. In November 2021, all claims against NL were dismissed.

Other Litigation

NL – NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 104 of these types of cases pending, involving a total of approximately 578 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, NL has not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Other – In addition to the matters described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental matters. We currently believe that the disposition of all of these various other claims and disputes (including asbestos related claims), individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

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

In January 2014, NL was served with a complaint in Certain Underwriters at Lloyds, London, et al v. NL Industries, Inc. (Supreme Court of the State of New York, County of New York, Index No. 14/650103). The plaintiff, a former insurance carrier of NL, is seeking a declaratory judgment of its obligations to NL under insurance policies issued to NL by the plaintiff with respect to certain lead pigment lawsuits. Other insurers have been added as parties to the case and have also sought a declaratory judgment regarding their obligations under certain insurance policies. NL has filed a counterclaim seeking a declaratory judgment that all of the insurers are obligated to provide NL with certain coverage and seeking damages for breach of contract. In December 2020, the trial court denied the insurers’ motion for summary judgment, finding that the arguments raised by the insurers did not bar NL from coverage under the relevant policies. In April 2021, the trial court entered an order staying the case while the appellate court considers the insurer’s interlocutory appeal of the trial court’s summary judgment ruling. We continue to believe the insurers’ claims are without merit and NL intends to defend its rights and prosecute its claims in this action vigorously.

NL has settled insurance coverage claims concerning environmental claims with certain of its principal former insurance carriers. We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends – Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of February 25, 2022, there were approximately 758 holders of record of our common stock.

Performance Graph – Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2016 through December 31, 2021. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2016, and assumes the reinvestment of our regular quarterly dividends in shares of our stock.

	December 31,
	2016	2017	2018	2019	2020	2021
Valhi common stock	$100	$183	$59	$59	$41	$80
S&P 500 Index	100	122	116	153	181	233
S&P 500 Industrial Conglomerates	100	92	67	84	92	97

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Valhi
S&P 500 Index
S&P 500 Industrial Conglomerates

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

Equity Compensation Plan Information – We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 100,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2021, an aggregate of 96,000 shares were available for future award under this plan. See Note 16 to our Consolidated Financial Statements.

Treasury Stock Purchases – In March 2005 and November 2006, our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2021. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 16 to our Consolidated Financial Statements.

ITEM 6.RESERVED

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

Income from Continuing Operations Overview

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 –

We reported net income from continuing operations attributable to Valhi stockholders of $127.2 million or $4.46 per diluted share in 2021 compared to $50.9 million or $1.79 per diluted share in 2020.

Our net income from continuing operations attributable to Valhi stockholders increased from 2020 to 2021 primarily due to the net effects of:

●	higher operating income from all of our segments in 2021 compared to 2020;
●	recognition of a gain on sales of land not used in our operations of $16.0 million in 2021; and
●	income from infrastructure reimbursement of $15.3 million in 2021 compared to $19.7 million in 2020.

Our diluted income from continuing operations per share in 2021 includes:

●	a gain of $.43 per share related to sales of land not used in our operations recognized in the second and third quarters; and
●	income of $.28 per share related to tax increment infrastructure reimbursements recognized in the first and fourth quarters.

Our diluted income from continuing operations per share in 2020 includes:

●	income of $.35 per share related to the tax increment infrastructure reimbursement recognized in the first quarter;
●	a gain of $.07 per share from the proceeds received in the third quarter related to a prior land sale; and
●	a gain of $.03 per share related to an insurance recovery for a property damage claim at our Chemicals Segment recognized in the first quarter.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 –

We reported net income from continuing operations attributable to Valhi stockholders of $50.9 million or $1.79 per diluted share in 2020 compared to $49.2 million or $1.73 per diluted share in 2019.

Our net income from continuing operations attributable to Valhi stockholders increased from 2019 to 2020 primarily due to the net effects of:

●	lower operating income from our Chemicals and Component Products segments in 2020 compared to 2019;
●	higher operating income from our Real Estate Management and Development Segment in 2020 compared to 2019 including higher income from tax increment infrastructure reimbursement and a gain recognized on a prior land sale;
●	a pre-tax litigation settlement expense of $19.3 million mostly recognized in the second quarter of 2019;
●	insurance recoveries related to a single insurance recovery settlement of $4.7 million in the second quarter of 2019; and
●	a gain of $3.0 million in 2019 related to the sale of our insurance and risk management business.

Our diluted income from continuing operations per share in 2020 includes:

●	income of $.35 per share related to the tax increment infrastructure reimbursement recognized in the first quarter;
●	a gain of $.07 per share from the proceeds received in the third quarter related to a prior land sale; and
●	a gain of $.03 per share related to an insurance recovery for a property damage claim at our Chemicals Segment recognized in the first quarter.

Our diluted income from continuing operations per share in 2019 includes:

●	a charge of $.44 per share related to the litigation settlement expense recognized in the second quarter;

●	income of $.16 per share related to the infrastructure reimbursement primarily recognized in the second quarter;
●	a gain of $.11 per share related to the insurance recovery recognized in the second quarter;
●	a gain of $.10 per share related to the sale of land in the third quarter; and
●	a gain of $.07 per share related to the sale of our insurance and risk management business.

We discuss these amounts more fully below.

Current Forecast for 2022 –

We currently expect to report higher consolidated operating income for 2022 as compared to 2021 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2022 as the favorable impact of higher expected average TiO2 selling prices is expected to more than offset the negative impact of higher manufacturing costs;
●	lower operating income from our Real Estate Management and Development Segment in 2022 due to lower land sales revenues;
●	higher expected corporate expenses, primarily due to increased litigation fees and related costs and environmental remediation and related costs at NL; and
●	an aggregate $16 million gain on land sales in 2021, which is not expected to recur.

Our expectations for our future operating results are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, technological advances, worldwide production capacity and the consequences arising directly or indirectly out of the COVID-19 pandemic. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Segment Operating Results – 2021 Compared to 2020 and 2020 Compared to 2019

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

The factors having the most impact on our Chemicals Segment’s reported operating results are:

●	TiO2 selling prices,
●	TiO2 sales and production volumes,
●	Manufacturing costs, particularly raw materials such as third-party feedstock, maintenance and energy-related expenses, and
●	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar and the euro relative to the Norwegian krone).

Our Chemicals Segment’s key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends and selling prices will increase or decrease generally as a result of competitive market pressures.

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(Dollars in millions)
Net sales	$1,731.2	$1,638.8	$1,939.4	(5)%	18%
Cost of sales	1,346.8	1,291.0	1,494.5	(4)%	16%
Gross margin	$384.4	$347.8	$444.9	(10)%	28%
Operating income	$160.1	$126.5	$200.8	(21)%	59%
Percent of net sales:
Cost of sales	78%	79%	77%
Gross margin	22%	21%	23%
Operating income	9%	8%	10%
TiO2 operating statistics:
Sales volumes*	566	531	563	(6)%	6%
Production volumes*	546	517	545	(5)%	5%

Percent change in TiO2 net sales:
TiO2 product pricing				(2)%	8%
TiO2 sales volumes				(6)	6
TiO2 product mix/other				2	1
Changes in currency exchange rates				1	3
Total				(5)%	18%
*	Thousands of metric tons

Industry Conditions and 2021 Overview – Our Chemicals Segment started 2021 with average TiO2 selling prices 3% lower than at the beginning of 2020. Average TiO2 selling prices in 2021 were 16% higher than the beginning of the year, including a 6% increase in the last quarter of the year, in response to our Chemicals Segment rising production costs and strong customer demand. Our Chemicals Segment experienced higher sales volumes in its European, North American and Latin American markets in 2021 as compared to sales volumes in 2020, primarily due to the COVID-19 related demand contraction in 2020 which impacted the second and third quarters and was most acute in the second quarter of 2020.

The following table shows our Chemicals Segment’s capacity utilization rates during 2020 and 2021. Our Chemicals Segment’s TiO2  production volumes were higher in 2021 as compared to 2020 to meet higher customer demand in 2021. Our Chemicals Segment decreased production levels in 2020 (primarily in the third quarter) to correspond to the temporary decline in demand resulting from the COVID-19 pandemic.

	2020	2021
First Quarter	95%	97%
Second Quarter	96%	100%
Third Quarter	86%	100%
Fourth Quarter	92%	100%
Overall	92%	100%

Net sales – Our Chemicals Segment’s net sales increased $300.6 million, or 18%, in 2021 compared to 2020, primarily due to an 8% increase in average TiO2 selling prices (which increased net sales by approximately $131 million) and a 6% increase in sales volumes (which increased net sales by approximately $98 million). In addition to the impact of higher sales volumes and higher average selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $43 million, or 3%, as compared to 2020. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 6% in 2021 as compared to 2020 due to higher demand in its European, North American and Latin American markets, with a significant portion of the increase occurring in the second and third quarters as a result of the impact of the COVID-19 pandemic on the comparable periods in 2020, as discussed above.

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

Cost of Sales and Gross Margin – Cost of sales increased $203.5 million, or 16%, in 2021 compared to 2020 due to a 6% increase in sales volumes and higher production costs of approximately $69 million (including higher cost for raw materials and energy) and the effects of currency exchange rate fluctuations (primarily the Canadian dollar). Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 77% in 2021 compared to 79% in 2020 primarily due to the favorable effects of higher average TiO2 selling prices and increased coverage of fixed costs from higher production, partially offset by higher production costs (including higher raw material and energy costs) as well as the effects of fluctuations in currency exchange rates, as discussed below.

Gross margin as a percentage of net sales increased to 23% in 2021 compared to 21% in 2020. Our Chemicals Segment’s gross margin as a percentage of net sales in 2021 increased primarily due to the net effect of higher average TiO2 selling prices, higher production and sales volumes, higher production costs and fluctuations in currency exchange rates.

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

Gross margin as a percentage of net sales decreased to 21% in 2020 compared to 22% in 2019. Our Chemicals Segment’s gross margin as a percentage of net sales in 2020 decreased primarily due to the net effect of lower sales volumes, lower average TiO2 selling prices, higher raw materials and other production costs and higher sales from our Chemicals Segment’s ilmenite mine operations.

Operating Income – Our Chemicals Segment’s operating income increased by $74.3 million, from $126.5 million in 2020 to $200.8 million in 2021. Operating income as a percentage of net sales was 10% in 2021 compared to 8% in 2020. This increase was driven by the higher gross margin discussed above for the comparable periods. We estimate that changes in currency exchange rates decreased our Chemicals Segment’s operating income by approximately $13 million in 2021 as compared to 2020 as discussed in the Currency Exchange Rates section below.

Our Chemicals Segment’s operating income decreased by $33.6 million, from $160.1 million in 2019 to $126.5 million in 2020. Operating income as a percentage of net sales was 8% in 2020 compared to 9% in 2019. This decrease was driven by the lower gross margin discussed above for the comparable periods. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $6 million in 2020 as compared to 2019 as discussed in the Currency Exchange Rates section below.

Our Chemicals Segment’s operating income was also minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020. Although storm damage to core manufacturing facilities was not severe, a variety of factors, including loss of utilities, limited availability of employees to return to work and restrictions on the facility’s access to raw materials, prevented the resumption of operations until September 25, 2020. LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations. The Kronos warehouse and slurry facilities located near LPC’s facility were also temporarily closed due to the hurricane, but property damage to these facilities was not significant. Our Chemicals Segment’s 2020 operating income includes immaterial costs related to Hurricane Laura, primarily costs to relocate inventory and modify shipping schedules in order to maintain service levels to customers following the hurricane. We believe insurance (subject to applicable deductibles) will cover a majority of our Chemicals Segment’s losses from the hurricane, including property damage, business interruption losses related to our Chemicals Segment’s share of LPC’s lost production and other costs resulting from the disruption of operations. To date, our Chemicals Segment has not recognized any insurance recoveries because the ultimate disposition of its portion of the business interruption claim is not yet determinable; however, LPC has received a portion of the proceeds related to its property damage claim. On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility. Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane. Similar to Hurricane Laura, losses determined to be incurred by LPC and us as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $2.2 million in 2019, $3.8 million in 2020 and $1.5 million in 2021, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s sales and operating income for the periods indicated.

Impact of changes in currency exchange rates - 2021 vs. 2020
				Translation
				gains/(losses)	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2020	2021	Change	rate changes	2021 vs. 2020

	(In millions)
Impact on:
Net sales	$—	$—	$—	$43	$43
Operating income	(4)	2	6	(19)	(13)

The $43 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on the reported amount of net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $13 million decrease in operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $19 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Impact of changes in currency exchange rates - 2020 vs. 2019
				Translation
				gains	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2019	2020	Change	rate changes	2020 vs. 2019

	(In millions)
Impact on:
Net sales	$—	$—	$—	$9	$9
Operating income	2	(4)	(6)	12	6

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

The $6 million increase in operating income was comprised of the following:

●	Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on operating income in 2020 as compared to 2019.

Outlook – Based on current market conditions, we expect global demand for consumer products, including those of our Chemicals Segment’s customers, to remain strong throughout 2022. Therefore, we expect our Chemicals Segment to continue to produce at full capacity and will match sales volumes with production volumes which will result in lower sales volumes in 2022 as compared to 2021 based on current inventory levels. As global economic activity continued to recover from the COVID-19 pandemic throughout 2021, our Chemicals Segment experienced certain disruptions in global supply chains including availability of third-party feedstock and other raw materials along with transportation and logistics delays. Thus far our Chemicals Segment’s operations team has been able to manage through these disruptions with minimal impact on its operations; however, our Chemicals Segment expects these challenges to continue for the foreseeable future. Our Chemicals Segment experienced increases in its feedstock costs in 2021 (primarily in the second half of 2021) and we expect feedstock costs to continue to increase in 2022 as compared to the average 2021 costs.  In addition to feedstock increases, our Chemicals Segment continues to experience increasing production costs, including higher raw material and related shipping costs and higher energy and utility costs (especially in Europe), all of which are likely to continue into 2022. At the beginning of 2021, average TiO2 selling prices were 3% lower than at the beginning of 2020 and average TiO2 selling prices increased 16% in 2021. As a result of rising costs and continued strong customer demand, we expect selling prices for TiO2 will continue to rise in 2022, which we expect to mitigate increases in our Chemicals Segment’s distribution, raw material, energy and other production costs. We expect our Chemicals Segment’s 2022 sales and operating income will be higher than in 2021; however, increasing costs will continue to challenge margins. Our Chemicals Segment continues to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

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

Component Products –

Our Component Products Segment’s operating income was negatively impacted by the COVID-19 pandemic in 2020, primarily in the second and third quarters, which significantly impacts operating income comparisons for the comparative periods. Beginning in the third quarter of 2020 and continuing through 2021, our Component Products Segment’s sales volumes generally improved at both security products and marine components reporting units and the increase in operating income in 2021 over 2020 primarily resulted from the higher sales volumes. The decrease in operating income in 2020 over 2019 is primarily due to the decline in net sales and gross margin due to reduced demand resulting from the COVID-19 pandemic during 2020.

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

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(Dollars in millions)
Net sales:
Security products	$99.3	$87.9	$105.1	(12)%	20%
Marine components	24.9	26.6	35.7	7%	34%
Total net sales	124.2	114.5	140.8	(8)%	23%
Cost of sales	85.3	81.7	98.1	(4)%	20%
Gross margin	$38.9	$32.8	$42.7	(16)%	30%
Operating income	$17.8	$11.8	$20.5	(33)%	74%
Percent of net sales:
Cost of sales	69%	71%	70%
Gross margin	31%	29%	30%
Operating income	14%	10%	15%

Net Sales – Our Component Products Segment’s net sales increased approximately $26.3 million in 2021 compared to 2020 primarily due to higher sales at both the security products and marine components reporting units, particularly in the second quarter of 2021, as many of our Component Products Segment’s customers were temporarily closed or reduced production during the second quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Beginning in the third quarter of 2020 and continuing through 2021, marine components sales exceeded pre-pandemic levels.  Marine components net sales increased $9.1 million, or 34%, in 2021 as compared to 2020 primarily due to increased sales of $7.2 million to several original equipment boat manufactures in the towboat market. Security products sales generally improved since third quarter of 2020 but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market.  Relative to prior year, sales increased $17.2 million, or 20%, primarily due to $7.2 million higher sales to the government security market, $4.9 million higher sales to the transportation market, and $2.0 million higher sales to distribution customers.

Our Component Products Segment’s net sales decreased approximately $9.7 million in 2020 compared to 2019 primarily due to lower security products sales as certain security products market segments were slower to recover from the negative impact of the COVID-19 pandemic, primarily in the second and third quarters, including transportation which had $4.4 million lower sales than 2019, distribution customers which were $2.5 million lower than 2019, and office furniture which was $1.8 million lower than 2019. Lower security product sales were slightly offset by higher marine component sales mainly to the towboat market which increased $2.9 million, primarily for wake enhancement systems and surf pipes to an original equipment boat manufacturer, predominantly in the second half of the year. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales increased in 2021 compared to 2020 primarily due to the effects of higher sales, as well as increased production costs at both security products and marine components. Our Component Products Segment’s gross margin as a percentage of net sales increased over the same period due to the increase in the security products gross margin percentage partially offset by the decrease in the marine components gross margin percentage. Security products gross margin as a percentage of net sales for 2021 increased as compared to 2020 due to increased coverage of fixed costs from higher sales, partially offset by higher production costs including increased raw materials costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs primarily due to higher overtime costs and increased headcount. Marine components gross margin as a percentage of net sales decreased in 2021 compared to 2020 as increased coverage of fixed costs from higher sales were more than offset by higher production costs including raw materials costs (primarily stainless steel), higher shipping costs, and increased labor costs resulting from higher overtime costs and increased headcount.

Our Component Products Segment’s cost of sales decreased in 2020 compared to 2019 primarily due to the net effects of lower sales for the security products and higher cost for security products inventory produced during the second and third quarters and sold in the last half of the year. Security Products inventory produced during the second and third quarters of 2020 had a higher carrying value compared to prior periods due to higher cost per unit of production as a result of lower production volumes during these quarters of 2020. This negatively impacted our Component Products Segment’s gross margin and operating income margin as this higher cost inventory was sold during the last half of 2020. Additionally, gross margin and operating income margin were unfavorably impacted by medical costs which increased $2.1 million in 2020 compared to 2019.

Operating Income – Our Component Products Segment operating income increased in 2021 compared to 2020. Operating margin increased in 2021 compared to 2020 primarily due to the factors impacting net sales, cost of sales and gross margin discussed above. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on disposal of property and equipment. Operating costs and expenses increased $1.2 million in 2021 compared to 2020 primarily due to higher salary and benefits costs.

Our Component Products Segment operating income decreased in 2020 compared to 2019. Operating margin decreased in 2020 compared to 2019 primarily due to the factors impacting net sales, cost of sales and gross margin discussed above. Operating costs and expenses decreased $.3 million in 2020 compared to 2019.

General – Our Component Products Segment’s profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control manufacturing costs, primarily comprised of labor costs and materials. The materials used in our Component Products Segment’s products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 44% of our Component Products Segment’s cost of sales in 2021, with commodity-related raw materials accounting for approximately 16% of our Component Products Segment’s cost of sales. Prices for the primary commodity-related raw materials used in the manufacture of its locking mechanisms, primarily zinc and brass, remained relatively stable during 2020 but generally increased throughout 2021. Prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable in 2020 but experienced significant volatility during 2021. Based on current economic conditions, we expect the prices for our Component Products Segment’s primary commodity-related raw materials and other manufacturing materials to be volatile during 2022.

Our Component Products Segment occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 – “Business – Component Products Segment – CompX International, Inc. – Raw Materials.”

Outlook – Beginning in the second half of 2020, our Component Products Segment’s sales began to steadily improve from the historically low levels experienced during the second quarter of 2020 as a result of the COVID-19 pandemic. Throughout 2021, our Component Products Segment experienced strong demand at both its security products and marine components reporting units. Our Component Products Segment’s manufacturing facilities operated at elevated production rates during 2021 in line with improved demand, although labor markets are tight in each of the regions in which it operates and, as a result, it has experienced and continues to have challenges maintaining staffing levels aligned with current and forecasted demand, particularly at its marine components reporting unit.

Based on current market conditions, our Component Products Segment expects demand levels to remain strong in 2022 and we expect to report increased net sales and operating income in 2022 compared to 2021. Our Component Products Segment’s supply chains remain intact, although the current global and domestic supply chain disruptions continue to present challenges in sourcing certain raw materials due to increased lead times, availability shortages and transportation and logistics delays. Thus far our Component Products Segment has been able to manage through these disruptions with minimal impact on its operations.  In addition, our Component Products Segment is experiencing increased production costs including higher labor, shipping, and increasing costs of many of the raw materials it uses including zinc, brass and stainless steel. In response, our Component Products Segment implemented price increases and surcharges; however, the extent to which the price increases and surcharges will mitigate the rising costs is uncertain and we expect increasing production costs will negatively impact gross margins in 2022 as higher cost inventories are sold. Our Component Products Segment’s operations teams meet frequently to ensure they are taking appropriate actions to minimize material or supply related operational disruptions, manage inventory levels, improve operating margins and to maintain a safe working environment for all its employees.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there are global and domestic supply chain challenges and any future impacts of the COVID-19 pandemic on operations will depend on, among other things, any future disruption in our Component Products Segment’s operations or its suppliers’ operations, demand for its products and the timing and effectiveness of the global measures deployed to fight COVID-19, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development –

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net sales:
Land sales	$33.5	$87.0	$207.8
Water delivery sales	6.8	7.6	6.8
Utility and other	1.8	1.8	1.6
Total net sales	42.1	96.4	216.2
Cost of sales	30.8	64.9	123.6
Gross margin	$11.3	$31.5	$92.6
Operating income	$14.8	$47.8	$97.3

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

Beginning in December 2013 and through the end of 2021, LandWell has closed or entered into escrow on approximately 1,700 acres of the residential/planned community and approximately 70 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect substantially all of the land in the residential/planned community will be sold by the end of 2022; however, we expect the development work to take three to five years to complete.

Net Sales and Operating Income – Substantially all of the net sales from our Real Estate Management and Development segment in 2021 consisted of revenues from land sales. We recognized $207.8 million in revenues on land sales during 2021 compared to $87.0 million in 2020. Cost of sales related to land sales revenues was $117.0 million in 2021 compared to $57.9 million in 2020. Land sales revenue increased in 2021 as compared to 2020 primarily due to an increase in the amount of acreage sold, increased selling price per acre sold and an increase in infrastructure development spending.  As noted above, land sales are generally recognized over time using cost-based inputs and in the second quarter of 2020, in an effort to conserve resources in response to the pandemic, we reduced infrastructure development spending to only those expenditures necessary to fulfill our contractual obligations. We returned to more normalized infrastructure development spending late in 2020 and continued to increase infrastructure development spending throughout 2021. Typically land sales have been heavily weighted towards the end of the year. In the fourth quarter of 2021, land sales revenue was $150.8 million including approximately $70 million related to two parcels as compared to land sales revenue of $70.2 million in the fourth quarter of 2020, including approximately $55 million related to a single parcel. The contracts for these parcels contained no post-closing obligations therefore we recognized the full $70 million and $55 million in revenue in the fourth quarters of 2021 and 2020, respectively.  Operating income in 2021 also includes $15.3 million of income related to the recognition of tax increment reimbursement note receivables compared to $19.1 million of such income in 2020, as discussed in Note 7 to our Consolidated Financial Statements.

We recognized $87.0 million in revenues on land sales during 2020 compared to $33.5 million in 2019. Cost of sales related to land sales revenues was $57.9 million in 2020 compared to $24.5 million in 2019. As discussed above, during the fourth quarter of 2020, our Real Estate Management and Development Segment closed on a single parcel for proceeds of approximately $55 million.  The contract for this parcel contained no post-closing obligations therefore we recognized the full $55 million in revenue in 2020.  Substantially all of the revenue we recognized in 2019 was under the cost-based inputs method of revenue recognition. Excluding the fourth quarter 2020 land sale noted above, land sales revenues decreased in 2020 as compared to 2019 primarily due to lower land development spending. Operating income in 2020 also includes $19.1 million of income related to the recognition of tax increment reimbursement note receivables compared to $8.8 million of such income in 2019, as discussed in Note 7 to our Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts. Water delivery sales were lower in 2021 due to the timing of water delivery to our largest customer.

Outlook –  As a result of the COVID-19 pandemic, early in the second quarter of 2020 LandWell began receiving requests from some residential builders to delay or cancel closing on certain parcels in escrow and, as a result, LandWell began delaying or curtailing infrastructure development activities where possible to align with land sales levels and residential builder output. In the second half of 2020 and through 2021, land sales activities increased to a record pace, including increases in both the number of acres closed and entered into escrow.

LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. As noted above, if current land sales in escrow close as scheduled, we expect substantially all of the land in the residential/planned community will be sold by the end of 2022.  Because we recognize revenue over time using cost-based inputs, we expect to continue to recognize revenue on land previously sold over the development period, currently expected to take three to five years.  At December 31, 2021 we have deferred revenue of $200.6 million related to previously closed land sales.  As noted above, we cannot guarantee land held in escrow will close as currently scheduled because builders can generally cancel without financial penalty until shortly before scheduled closing. In addition, under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the bulk of such construction continuing into 2022 and, as a result, we expect land development costs to increase during 2022. Because these costs relate to the entirety of the residential/planned community, these costs are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. This spending is expected to be eligible for tax increment reimbursement. Any delays or curtailments in infrastructure development related to post-closing obligation activities will lower the amount of revenue we recognize on previously closed land sales. In addition, delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

Throughout the COVID-19 pandemic, BMI has continued to provide utility and water delivery services to its customers without interruption. Our Real Estate Management and Development management team remains focused on protecting the health and safety of our employees and contractors including enhanced health and safety protocols.

General Corporate Items, Interest Expense, Income Taxes, Noncontrolling Interest and Related Party Transactions

Insurance Recoveries – NL has agreements with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts NL received from these insurance carriers. NL received insurance recoveries of $5.1 million in 2019 primarily related to a settlement NL reached with one of its insurance carriers in which they agreed to reimburse NL for a portion of NL’s past and future litigation defense costs. In addition, Kronos recognized $1.5 million of insurance recoveries in 2020 related to a property damage claim.

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

Gain on Land Sales – In the third quarter of 2019 we sold one parcel of land not used in our operating activities. In 2021, we sold two parcels of land (including one parcel in the second quarter and one parcel in the third quarter) not used in our operating activities. See Note 13 to our Consolidated Financial Statements.

Gain on Sale of Business – In the fourth quarter of 2019, NL sold its insurance and risk management business for proceeds of $3.25 million and recognized a pre-tax gain of $3.0 million on the sale. See Note 13 to our Consolidated Financial Statements.

Litigation Settlement Expense – We recognized a pre-tax litigation settlement expense of $19.3 million in the second quarter of 2019 related to NL’s lead pigment litigation in California. See Note 18 to our Consolidated Financial Statements.

Other Components of Net Periodic Pension and OPEB Expense – We recognized other components of net periodic pension and OPEB expense of $17.0 million in 2021, $20.1 million in 2020 and $16.5 million in 2019. The change in expense is primarily due to pension costs as a result of actuarial amortizations and expected returns on plan assets. See Note 11 to our Consolidated Financial Statements.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries –  Our subsidiaries Kronos and NL hold shares of our common stock. As discussed in Note 16 to our Consolidated Financial Statements, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our consolidated balance sheet at fair value.  Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation, we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. The $3.3 million gain in 2021, the $1.7 million loss in 2020 and the $.2 million loss in 2019 recognized in our Consolidated Financial Statements represent the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Other General Corporate Items – Corporate expenses of $34.7 million in 2021 were comparable to $34.3 million in 2020. Included in corporate expense are:

●	litigation and related costs at NL of $1.9 million in each of 2021 and 2020; and
●	environmental remediation and related costs of $1.6 million in 2021 compared to $.7 million in 2020.

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

Overall, we currently expect that our net general corporate expenses in 2022 will be higher than 2021 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 18 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2022, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2022, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

Interest Expense – Interest expense decreased to $32.5 million in 2021 from $36.2 million in 2020 primarily due to lower average debt levels in 2021. Interest expense decreased to $36.2 million in 2020 from $40.8 million in 2019 primarily due to lower average debt levels and lower average interest rates on variable-rate indebtedness in 2020.

We expect interest expense will be lower in 2022 as compared to 2021 primarily due to lower average balances of outstanding borrowings. See Note 19 to our Consolidated Financial Statements.

Provision for Income Taxes – We recognized income tax expense of $60.1 million in 2021 compared to income tax expense of $15.9 million in 2020. The increase is primarily due to higher earnings in 2021 and the jurisdictional mix of such earnings. We recognized income tax expense of $15.9 million in 2020 compared to income tax expense of $26.5 million in 2019. The decrease is primarily due to the jurisdictional mix of earnings in 2020.

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

Our consolidated effective income tax rate in 2022 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations due to the expected mix of earnings.

See Note 14 to our Consolidated Financial Statements for more information about our 2021 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense.

Discontinued Operations – On January 26, 2018, we completed the sale of our former Waste Management Segment to JFL-WCS Partners, LLC, an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of the Waste Management Segment’s third-party indebtedness and other liabilities. We recognized a pre-tax gain of approximately $4.9 million in the fourth quarter of 2020 related to proceeds received from JFL Partners in final settlement of an earn-out provision in the sale agreement. Amounts related to our former Waste Management Segment are classified as part of discontinued operations. See Note 3 to our Consolidated Financial Statements.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries increased from 2020 to 2021 primarily due to higher operating income from all of our segments and increased from 2019 to 2020 primarily due to higher operating income at BMI and LandWell.

Related Party Transactions – We are a party to certain transactions with related parties. See Note 17 to our Consolidated Financial Statements.

Foreign Operations

We have substantial operations located outside the United States, principally our Chemicals Segment’s operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates. At December 31, 2021, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

Goodwill – Our net goodwill totaled $379.7 million at December 31, 2021 primarily resulting from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

We perform a goodwill impairment test annually in the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An entity may first assess qualitative factors to determine whether it is necessary to complete the quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

Evaluations of possible impairment utilizing the quantitative impairment test require us to estimate, among other factors: forecasts of future operating results, revenue growth, operating margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values, and fair values of our reporting units and assets. The goodwill impairment test is subject to uncertainties arising from such events as changes in competitive conditions, the current general economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate, and the impact of strategic decisions. If any of these factors were to materially change such change may require revaluation of our goodwill. Changes in estimates or the application of alternative assumptions could produce significantly different results.

A reporting unit can be a segment or an operating division based on the operations of the segment. For example, our Chemicals Segment produces a globally coordinated homogeneous product whereas our Component Products Segment operates as two distinct reporting units. If the fair value of the reporting unit is less than its book value, the goodwill is written down to estimated fair value.

For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment. We also consider control premiums when assessing fair value. When we performed our annual goodwill impairment test in the third quarter of 2021 for our Chemicals Segment goodwill, we concluded there was no impairment of such goodwill. However, future events and circumstances could change (i.e. a significant decline in quoted market prices) and result in a materially different finding which could result in the recognition of a material impairment with respect to such goodwill.

Substantially all of the goodwill for our Component Products Segment relates to its security products reporting unit. In 2021, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not that the fair value of the security products reporting unit exceeded its carrying amount.

Long-lived assets – The net book value of our property and equipment totaled $563.6 million at December 31, 2021. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2021 because no such impairment indicators were present.

Revenue recognized over time using cost based inputs – Certain real estate land sales by our Real Estate Management and Development Segment (generally land sales associated with our residential/planned community) require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price. Generally, all of the land sales associated with the residential/planned community have been recognized over time using cost based inputs of accounting in accordance with ASC 606. Under such method, revenues and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred. Such costs incurred and total estimated costs include amounts specifically identifiable with the parcels sold as well as certain development costs for the entire residential/planned community which are allocated to the parcels sold under applicable GAAP. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period. The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.

Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $29.6 million in 2019, $33.8 million in 2020 and $32.1 million on 2021. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $19.4 million in 2019, $18.4 million in 2020 and $20.3 million in 2021.

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

At December 31, 2021, approximately 70%, 13%, 7% and 6% of the projected benefit obligations related to our plans in Germany, Canada, the U.S. and Norway, respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations	Obligations	Obligations
	at December 31, 2019	at December 31, 2020	at December 31, 2021
	and expense in 2020	and expense in 2021	and expense in 2022
Kronos and NL Plans:
Germany	1.0%	.7%	1.2%
Canada	3.0%	2.4%	2.9%
Norway	2.3%	1.7%	1.9%
U.S.	3.1%	2.2%	2.6%

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

At December 31, 2021, the fair value of plan assets for all defined benefit plans comprised $52.4 million related to U.S. plans and $481.5 million related to non-U.S. plans. Substantially all of plan assets attributable to non-U.S. plans related to plans maintained by Kronos, and approximately 70% and 30% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2021, approximately 53%, 21%, 11% and 10% of the plan assets related to our plans in Germany, Canada, Norway and the U.S, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2019, 2020 and 2021 were as follows:

	2019	2020	2021
Kronos and NL plans:
Germany	2.3%	1.0%	2.0%
Canada	4.0%	3.5%	3.1%
Norway	4.0%	4.0%	2.8%
U.S.	5.5%	4.5%	4.0%

Our long-term rate of return on plan asset assumptions in 2022 used for purposes of determining our 2022 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 2.0%, 3.8%, 3.0% and 4.0%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2022, we expect our defined benefit pension expense will approximate $28 million in 2022. In comparison, we expect to be required to contribute approximately $19 million to such plans during 2022.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2021, our aggregate projected benefit obligations would have increased by approximately $35 million at that date and our defined benefit pension expense would be expected to increase by approximately $2 million during 2022. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2022.

Income taxes –  We operate globally through our Chemicals Segment and the calculation of our provision for income taxes and our deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across our Chemicals Segment’s global operations. Our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which we operate. Significant judgments and estimates are required in determining our consolidated provision for income taxes due to the global nature of our Chemicals Segment’s operations. Our provision for income taxes and deferred tax assets and liabilities reflect our best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

For example, at December 31, 2021 our Chemicals Segment has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $451 million for German corporate tax purposes) and in Belgium (the equivalent of $19 million for Belgian corporate tax purposes). At December 31, 2021, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Contingencies – We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. We record accruals for these environmental, legal and other contingencies and commitments when such contingencies become probable, and amounts can be reasonably estimated. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2021 we have recorded total accrued environmental liabilities of $97.6 million.

Obligations for environmental remediation and related costs are difficult to assess, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2022, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities –

Trends in cash flows as a result of our operating income (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our Chemicals Segment’s non-U.S. subsidiaries. For example, during 2021, relative changes in currency exchange rates resulted in a $10.6 million decrease in the reported amount of our cash, cash equivalents and restricted cash compared to a $13.8 million increase in 2020 and a $2.3 million decrease in 2019.

Cash flows from operating activities increased to $459.7 million in 2021 from $152.2 million in 2020. This $307.5 million increase in cash provided by operations was primarily due to the net effect of the following items:

●	consolidated operating income of $318.6 million in 2021, an increase of $132.5 million compared to operating income of $186.1 million in 2020;
●	changes in receivables, inventories, payables and accrued liabilities in 2021 provided $180.4 million in net cash compared to $33.5 million in net cash used in 2020, a decrease in the amount of cash used of $213.9 million compared to 2020, primarily due to the relative changes in our inventories, receivables, prepaids, land held for development, payables and accruals;
●	higher net cash paid for income taxes in 2021 of $41.8 million due to increased earnings; and
●	higher net distributions from our TiO2 manufacturing joint venture in 2021 of $16.6 million.

Cash flows from operating activities decreased to $152.2 million in 2020 from $177.2 million in 2019. This $25.0 million decrease in cash provided by operations was primarily due to the net effect of the following items:

●	consolidated operating income of $186.1 million in 2020, a decline of $6.6 million compared to operating income of $192.7 million in 2019;
●	changes in receivables, inventories, payables and accrued liabilities in 2020 used $33.5 million in net cash compared to $7.1 million in net cash used in 2019, an increase in the amount of cash used of $26.4 million compared to 2019, primarily due to the relative changes in our inventories, receivables, prepaids, land held for development, payables and accruals;
●	lower net cash paid for income taxes in 2020 of $9.3 million due to the timing of tax payments.

Changes in working capital were affected by accounts receivable and inventory changes, as shown below:

●	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2020 to December 31, 2021, primarily due to the relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2020 to December 31, 2021 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in 2021 compared to 2020 and due to supply disruptions and other transportation delays impacting the timing of raw material shipments (except for the fourth quarter of 2021 where production volumes exceeded sales volumes).

●	CompX’s average DSO increased from December 31, 2020 to December 31, 2021 primarily as a result of the timing of sales and collections in the last month of 2021 as compared to 2020.
●	CompX’s average DSI increased from December 31, 2020 to December 31, 2021 due to increased raw material and production costs as well as increased purchases of certain components and raw materials that have longer lead times or for which CompX has experienced availability issues.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2019	2020	2021
Kronos:
Days sales outstanding	71 days	68 days	65 days
Days sales in inventory	83 days	74 days	59 days
CompX:
Days sales outstanding	36 days	33 days	42 days
Days sales in inventory	81 days	75 days	96 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Cash provided by operating activities:
Kronos	$160.2	$102.5	$206.5
Valhi exclusive of subsidiaries	38.3	57.2	122.1
CompX	18.5	14.9	10.5
NL exclusive of subsidiaries	10.8	7.3	15.3
Tremont	27.0	36.7	58.8
BMI	30.2	39.0	59.7
LandWell	38.8	81.9	302.1
Eliminations and other	(146.6)	(187.3)	(315.3)
Total	$177.2	$152.2	$459.7

Investing Activities –

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

During 2021 we:

●	had net proceeds from the sale of land not used in our operations of $23.4 million (including $8.4 million in the second quarter and $15.0 million in the third quarter); and
●	had net proceeds of $1.2 million of marketable securities.

During 2020 we:

●	had proceeds from the settlement of an earn-out provision related to the 2018 sale of our Waste Management Segment of $4.9 million; and
●	had net proceeds of $.9 million of marketable securities.

During 2019 we:

●	had proceeds from the sale of land not used in our operations of $4.6 million in the third quarter;
●	had cash proceeds from the sale of NL’s insurance and risk management business of $2.9 million in the fourth quarter;
●	received $2.6 million from an insurance settlement related to a property damage claim in the fourth quarter; and
●	had net purchases of $.6 million of marketable securities.

Financing Activities –

During 2021:

●	we repaid $97.8 million on Valhi’s credit facility with Contran and repaid $1.5 million under Tremont’s deferred payment obligation;
●	CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of $1.3 million; and
●	Kronos acquired 14,409 shares of its common stock in market transactions for an aggregate purchase price of $.2 million.

During 2020:

●	we repaid $42.3 million on Valhi’s credit facility with Contran;
●	Kronos acquired 122,489 shares of its common stock in market transactions for an aggregate purchase price of $1.0 million; and
●	we repaid $11.6 million under Tremont’s promissory note payable and deferred payment obligation.

During 2019:

●	we repaid a net $1.3 million on Valhi’s credit facility with Contran;
●	Kronos acquired 264,992 shares of its common stock in market transactions for an aggregate purchase price of $3.1 million; and
●	we repaid $7.4 million under Tremont’s promissory note payable.

We paid aggregate cash dividends on our common stock of $27.1 million in 2019, $13.6 million in 2020 and $9.0 million in 2021. Distributions to noncontrolling interest in 2019, 2020 and 2021 are primarily comprised of: CompX dividends paid to shareholders other than NL; Kronos dividends paid to shareholders other than us and NL, and BMI and LandWell dividends paid to shareholders other than us.

Outstanding Debt Obligations

At December 31, 2021, our consolidated indebtedness was comprised of:

●	Valhi’s $172.9 million outstanding on its $225 million amended credit facility with Contran which is due no earlier than December 31, 2023;
●	€400 million aggregate outstanding on Kronos’ 3.75% Senior Secured Notes ($448.8 million carrying amount, net of unamortized debt issuance costs) due in September 2025;

●	$15.9 million on BMI’s bank loan ($15.4 million carrying amount, net of debt issuance costs) due June 2032;
●	$13.5 million on LandWell’s bank loan due April 2036; and
●	approximately $2.4 million of other indebtedness, primarily capital lease obligations.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. On April 20, 2021, Kronos entered a new $225 million global revolving credit facility (“Global Revolver”) which matures in April 2026. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. The terms of all of our debt instruments (including the Global Revolver for which we have no outstanding borrowings at December 31, 2021) are discussed in Note 9 to our Consolidated Financial Statements. We are in compliance with all of our debt covenants at December 31, 2021. We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2022) and long-term obligations (defined as the five-year period ending December 31, 2026). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2021, we had credit available under existing facilities of approximately $265 million, which was comprised of:

●	$213 million under Kronos’ global revolving credit facility; and
●	$52 (1) million under Valhi’s Contran credit facility.
(1)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2021, we had an aggregate of $798.8 million of restricted and unrestricted cash, cash equivalents and marketable securities attributable to continuing operations. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$412.7	$150.7
CompX	76.6	—
NL exclusive of its subsidiaries	98.7	—
BMI	26.4	—
Tremont exclusive of its subsidiaries	9.7	—
LandWell	172.9	—
Valhi exclusive of its subsidiaries	1.8	—
Total cash and cash equivalents, restricted cash and marketable securities	$798.8	$150.7

Following the implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Capital Expenditures and Other Investments –

We currently expect our aggregate capital expenditures for 2022 will be approximately $103 million (including approximately $32 million contractually committed at December 31, 2021) as follows:

●	$95 million by our Chemicals Segment, including approximately $32 million in the area of environmental compliance, protection and improvement;
●	$7 million by our Component Products Segment; and
●	$1 million by our Real Estate Management and Development Segment.

In addition, LandWell expects to spend approximately $71 million on land development costs during 2022, including $63 million contractually committed at December 31, 2021. Land development costs are included in the determination of cash provided by operating activities.

Capital spending for 2022 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures in 2022 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities and, as it relates to CompX, to increase capacity and address capability needs. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

Repurchases of our Common Stock and Common Stock of our Subsidiaries –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2021, we had approximately .3 million shares of our common stock available for repurchase under the authorizations described in Note 16 to our Consolidated Financial Statements.

At December 31, 2021, Kronos had approximately 1.55 million shares of its common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

At December 31, 2021, CompX had approximately .6 million shares of its Class A common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.18 per share in each quarter of 2021 for which we received $41.8 million. In February 2022 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2022 based on the 58.0 million shares we held of Kronos common stock at December 31, 2021, we would receive aggregate annual regular dividends from Kronos of $44.1 million. NL paid a regular quarterly dividend of $.06 per share in 2021 for which we received $9.7 million. In March 2022 the NL board of directors approved a quarterly dividend of $.07 per share. If NL were to pay its $.07 per share dividend in each quarter of 2022 based on the 40.4 million shares we held of NL common stock at December 31, 2021, we would receive annual dividends from NL of $11.3 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $29.1 million in 2019, $43.0 million in 2020 and $74.8 million in 2021. We do not know if we will receive distributions from BMI and LandWell during 2022. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

Prior to 2019, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos Worldwide, Inc. held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.  The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. There is $.5 million outstanding under this facility at December 31, 2021. We eliminate any such intercompany borrowings in our Consolidated Financial Statements.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $30 million. We eliminate any such intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2023. We had gross borrowings of $16.6 million and gross repayments of $16.6 million with Kronos during 2019 and there was no outstanding balance at December 31, 2019. We had no borrowings with Kronos in 2020 and 2021 and we could borrow the full $30.0 million under our current intercompany facility with Kronos at December 31, 2021. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $30 million. We eliminate these intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2023. We had gross borrowings of $34.6 million and gross repayments of $40.8 million with CompX for a total outstanding balance of $33.8 million at December 31, 2019. We had gross borrowings of $29.1 million and gross repayments of $33.4 million with CompX for a total outstanding balance of $29.5 million at December 31, 2020. We had gross borrowings of $29.8 million and gross repayments of $40.6 million with CompX for a total outstanding balance of $18.7 million at December 31, 2021. We could borrow an additional $11.3 million under our current intercompany facility with CompX at December 31, 2021. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

As described in the Notes 7, 9, 18 and 19 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 18 to our Consolidated Financial Statements and above in “Business – Chemicals Segment – Kronos Worldwide, Inc. – Raw Materials.” CompX has purchase obligations of $28.7 million ($28.1 million payable in 2022 and $.6 million payable in 2023) which consist of open purchase orders and contractual obligations, primarily commitments to purchase raw materials at December 31, 2021. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

Recent Accounting Pronouncements

Not applicable.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General – We are exposed to market risk from changes in interest rates, currency exchange rates, raw materials and equity security prices.

Interest Rates – We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2020 and 2021 our aggregate indebtedness was split between 74% of fixed-rate instruments and 26% of variable-rate borrowings. The fixed-rate debt instruments minimize earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2021.

	Indebtedness Amount
			Year end
	Carrying	Fair	interest	Maturity
	value	value	rate	date

	(In millions)
Fixed-rate indebtedness:
Kronos fixed-rate Senior Notes	$448.8	460.2	3.75%	2025
BMI bank note payable	15.4	15.9	5.34%	2032
LandWell bank note payable	13.5	13.5	4.76%	2036
Total fixed-rate indebtedness	$477.7	$489.6	3.84%
Variable-rate indebtedness:
Valhi Contran credit facility	$172.9	$172.9	4.25%	2023

Currency Exchange Rates – We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian krone and, to a lesser extent, the United Kingdom pound sterling and the value of the euro relative to the Norwegian krone.

The majority of our sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from our non-U.S. operations is denominated in the U.S. dollar (and consequently our non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency and (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Also, we are subject to currency exchange rate risk associated with Kronos’ Senior Notes, as such indebtedness is denominated in the euro. At December 31, 2021, we had the equivalent of $452.3 million outstanding under Kronos’ euro-denominated Senior Notes (exclusive of unamortized debt issuance costs.)  The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $45 million.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2020 and 2021.

Raw Materials  – Our Chemicals Segment is exposed to market risk from changes in commodity prices relating to our raw materials. As discussed in Item 1 we generally enter into long-term supply agreements for certain of our raw material requirements. Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers. For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

Other  – We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables that affect our results of operations and cash flows, such as demand for our products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous comparable shifts along the yield curve. Accordingly, the amounts we present above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in market prices were actually to occur.

The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by us of future events, gains or losses.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Report on Internal Control over Financial Reporting –

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Other –

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

Changes in Internal Control over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications –

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2021, our chief executive officer filed such annual certification with the NYSE. The 2021 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2021 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2022 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2022 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2022 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2022 proxy statement. See also Note 17 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2022 proxy statement.

PART IV

ITEM 15.EXHIBITS

(a)	and (c) Financial Statements

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2021.

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

3.1

Restated Third Amended and Restated Certificate of Incorporation of Valhi, Inc., as amended by Certificate of Amendment filed on May 29, 2020 (effective June 1, 2020) and by Certificate of Elimination of the 6% Series A Preferred Stock filed on August 10, 2020 – incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2020.

3.2	Amended and Restated By-Laws of Valhi, Inc. – incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 1-5467) dated March 4, 2021.

4.1	Description of Capital Stock – incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K dated May 6, 2021 (file No. 1-5467) and filed on May 6, 2021.

10.1

Intercorporate Services Agreement between Valhi, Inc. and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2

Intercorporate Services Agreement between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2004.

10.3

Intercorporate Services Agreement between Contran Corporation and CompX International Inc. effective January 1, 2004 – incorporated by reference to Exhibit 10.2 to CompX’s Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.4

Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. effective January 1, 2004 – incorporated by reference to Exhibit No. 10.1 to Kronos’ Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2004.

10.5

Tax Agreement between Valhi, Inc. and Contran Corporation dated January 1, 2020 incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K (file No. 1-5467) for the year ended December 31, 2019.

10.6*	Valhi, Inc. 2021 Non-employee Director Stock Plan – incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 333-256546). Filed on May 27, 2021.

10.7*	Kronos Worldwide, Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 333-113425). Filed on May 31, 2012.

10.8*	CompX International Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 333-47539). Filed on May 31, 2012.

10.9*	NL Industries, Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant (File No. 001-00640). Filed on May 31, 2012.

Item No.	Exhibit Index

10.10

Second Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc. and Valhi, Inc. dated January 25, 2019  – incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2018 (file No. 1-5467) filed on March 11, 2019.

10.11

Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.2 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993. (P)

10.12

Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.3 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993. (P)

10.13

Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.4 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993. (P)

10.14

Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.22 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995. (P)

10.15

Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.10 to NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993. (P)

10.16

Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985. (P)

10.17

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2016 – incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2015.

10.18

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

10.19

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc. the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-31763) dated September 13, 2017 and filed by Kronos Worldwide, Inc. on September 13, 2017.

10.20**	Unsecured Revolving Demand Promissory Note dated December 31, 2021 in the principal amount of $225.0 million executed by Valhi, Inc. and payable to the order of Contran Corporation.

10.21

Collateral Agreement dated March 12, 2013 between Valhi, Inc. and Contran Corporation – incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2018 (file No. 1-5467) filed on March 11, 2019.

Item No.	Exhibit Index

10.22

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

10.23

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

21.1**	Subsidiaries of Valhi, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS **	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH **	Inline XBRL Taxonomy Extension Schema

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract, compensatory plan or agreement.

**Filed herewith.

(P)Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC.
(Registrant)

By:	/s/ Robert D. Graham
Robert D. Graham, March 10, 2022
(Vice Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ Robert D. Graham
Loretta J. Feehan, March 10, 2022 (Chair of the Board (non-executive))	Robert D. Graham, March 10, 2022 (Vice Chairman of the Board, President and Chief Executive Officer)

/s/ Thomas E. Barry	/s/ Amy Allbach Samford
Thomas E. Barry, March 10, 2022 (Director)	Amy Allbach Samford, March 10, 2022 (Senior Vice President and Chief Financial Officer)

/s/ Terri L. Herrington	/s/ Patty S. Brinda
Terri L. Herrington, March 10, 2022 (Director)	Patty S. Brinda, March 10, 2022 (Vice President and Controller)

/s/ W. Hayden McIlroy
W. Hayden McIlroy, March 10, 2022 (Director)

/s/ Mary A.Tidlund
Mary A. Tidlund, March 10, 2022 (Director)

VALHI, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Valhi, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valhi, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Income Taxes – Chemicals Segment

As described in Note 14 to the consolidated financial statements, the Company recorded a provision for income taxes of $60.1 million and recorded noncurrent deferred tax asset and deferred tax liability amounts of $86.8 million and $46.2 million, respectively, for the year ended December 31, 2021. As disclosed by management, the Company operates globally through its Chemicals Segment. The calculation of the Company’s provision for income taxes and its deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across the Chemicals Segment’s global operations. The Company’s effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which it operates. Significant judgments and estimates are required by management in determining the Company’s consolidated provision for income taxes due to the global nature of the Chemicals Segment’s operations. The Company’s provision for income taxes and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

The principal consideration for our determination that performing procedures relating to income taxes for the Chemicals Segment is a critical audit matter is the significant judgment by management when developing the estimate of current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to the recognition and measurement of deferred tax assets and liabilities and management’s assessment of the estimated current and future taxes to be paid, including evaluating management’s interpretation of tax laws and regulations in jurisdictions in which the Chemicals Segment operates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including controls over the identification, completeness, and recognition of permanent and temporary differences within jurisdictions in which the Chemicals Segment operates, the recognition and measurement of deferred tax assets and liabilities, the application of tax laws and regulations in the various jurisdictions in which the Chemicals Segment operates, the rate reconciliation and the provision to tax return reconciliation. These procedures also included, among others, (i) evaluating the provision for income taxes, including the accuracy of the underlying information used in the calculation by jurisdiction, as well as the reasonableness of management’s judgments and estimates in the application of tax laws and regulations in certain jurisdictions in which the Chemicals Segment operates; (ii) testing the current and deferred income tax provision, including evaluating permanent and temporary differences within certain jurisdictions and management’s assessment of the technical merits of the differences; (iii) performing procedures over the Company’s rate reconciliation; and (iv) testing the reconciliation of the provision to the tax returns.

Environmental Remediation and Related Matters – NL Industries, Inc.

As described in Note 18 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where NL Industries, Inc. (“NL”), a majority-owned subsidiary of the Company, has been named as a potentially responsible party (PRP) or defendant. As of December 31, 2021, management accrued approximately $93 million related to approximately 32 of NL’s sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

The principal consideration for our determination that performing procedures relating to environmental remediation and related matters is a critical audit matter is the significant judgment by management when assessing the accruals and the potential range of the Company’s liabilities and when determining whether estimated future expenditures are probable and reasonably estimable, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to management’s assessment of the accruals and the potential range of the liabilities.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2022

We have served as the Company’s auditor since 1987.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,
	2020	2021
Current assets:
Cash and cash equivalents	$518.6	$698.4
Restricted cash equivalents	13.9	52.6
Marketable securities	4.4	2.6
Accounts and other receivables, net	332.1	380.7
Refundable income taxes	5.7	4.5
Receivables from affiliates	4.5	18.5
Inventories, net	538.2	458.7
Prepaid expenses and other	36.0	57.2
Total current assets	1,453.4	1,673.2

Other assets:
Marketable securities	2.9	3.3
Investment in TiO2 manufacturing joint venture	103.3	101.9
Goodwill	379.7	379.7
Deferred income taxes	120.2	86.8
Pension asset	8.4	9.0
Other assets	231.0	187.7
Total other assets	845.5	768.4

Property and equipment:
Land	49.6	50.3
Buildings	268.7	252.6
Equipment	1,234.8	1,194.6
Mining properties	30.2	26.3
Construction in progress	64.5	82.9
	1,647.8	1,606.7
Less accumulated depreciation and amortization	1,057.4	1,043.1
Net property and equipment	590.4	563.6
Total assets	$2,889.3	$3,005.2

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2020	2021
Current liabilities:
Current maturities of long-term debt	$2.4	$3.1
Accounts payable	117.6	152.7
Accrued liabilities	143.0	264.8
Accrued litigation settlement	11.8	11.8
Payables to affiliates	27.6	18.8
Income taxes	15.7	12.3
Total current liabilities	318.1	463.5

Noncurrent liabilities:
Long-term debt	786.2	649.9
Deferred income taxes	29.6	46.2
Payable to affiliate - income taxes	50.4	44.5
Long-term litigation settlement	49.4	38.5
Accrued pension costs	379.0	291.1
Accrued environmental remediation and related costs	95.2	94.1
Other liabilities	174.5	219.0
Total noncurrent liabilities	1,564.3	1,383.3

Equity:
Preferred stock, $.01 par value; 500,000 shares authorized and nil shares issued	—	—
Common stock, $.01 par value; 50.0 million shares authorized; 29.6 million shares issued and outstanding	.3	.3
Additional paid-in capital	668.3	669.0
Retained earnings	282.9	401.1
Accumulated other comprehensive loss	(219.4)	(191.3)
Treasury stock, at cost - 1.1 million shares	(49.6)	(49.6)
Total Valhi stockholders' equity	682.5	829.5
Noncontrolling interest in subsidiaries	324.4	328.9
Total equity	1,006.9	1,158.4
Total liabilities and equity	$2,889.3	$3,005.2

Commitments and contingencies (Notes 9, 14, 17 and 18)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years ended December 31,
	2019	2020	2021
Revenues and other income:
Net sales	$1,897.5	$1,849.7	$2,296.4
Other income, net	40.9	28.4	39.0
Total revenues and other income	1,938.4	1,878.1	2,335.4
Cost and expenses:
Cost of sales	1,462.9	1,437.6	1,716.2
Selling, general and administrative	294.2	283.6	311.9
Litigation settlement expense, net	19.3	—	—
Other components of net periodic pension and OPEB expense	16.5	20.1	17.0
Interest	40.8	36.2	32.5
Total costs and expenses	1,833.7	1,777.5	2,077.6
Income from continuing operations before income taxes	104.7	100.6	257.8
Income tax expense	26.5	15.9	60.1
Net income from continuing operations	78.2	84.7	197.7
Income from discontinued operations, net of tax	—	4.3	—
Net income	78.2	89.0	197.7
Noncontrolling interest in net income of subsidiaries	29.0	33.8	70.5
Net income attributable to Valhi stockholders	$49.2	$55.2	$127.2

Amounts attributable to Valhi stockholders:
Income from continuing operations	$49.2	$50.9	$127.2
Income from discontinued operations	—	4.3	—
Net income attributable to Valhi stockholders	$49.2	$55.2	$127.2

Basic and diluted net income per share:
Income from continuing operations	$1.73	$1.79	$4.46
Income from discontinued operations	—	.15	—
Net income per basic and diluted share	$1.73	$1.94	$4.46

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2019	2020	2021
Net income	$78.2	$89.0	$197.7
Other comprehensive income (loss), net of tax:
Currency translation	(1.8)	12.5	(6.8)
Defined benefit pension plans	(17.3)	(10.4)	45.3
Other	(.8)	(.7)	(.3)
Total other comprehensive income (loss), net	(19.9)	1.4	38.2
Comprehensive income	58.3	90.4	235.9
Comprehensive income attributable to noncontrolling interest	23.5	33.9	80.6
Comprehensive income attributable to Valhi stockholders	$34.8	$56.5	$155.3

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2019, 2020 and 2021

(In millions)

	Valhi Stockholders' Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling	Total
	stock	stock	capital	earnings	loss	stock	interest	equity
Balance at December 31, 2018	$667.3	$.3	$3.3	$220.3	$(206.2)	$(49.6)	$353.6	$989.0
Net income	—	—	—	49.2	—	—	29.0	78.2
Cash dividends - $.96 per share	—	—	(.3)	(26.9)	—	—	—	(27.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(37.7)	(37.7)
Other comprehensive loss, net	—	—	—	—	(14.5)	—	(5.4)	(19.9)
Equity transactions with noncontrolling interest, net	—	—	.3	(3.2)	—	—	.6	(2.3)
Balance at December 31, 2019	667.3	.3	3.3	239.4	(220.7)	(49.6)	340.1	980.1
Net income	—	—	—	55.2	—	—	33.8	89.0
Cash dividends - $.48 per share	—	—	(2.2)	(11.4)	—	—	—	(13.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(49.4)	(49.4)
Other comprehensive income, net	—	—	—	—	1.3	—	.1	1.4
Contribution of preferred stock	(667.3)	—	667.3	—	—	—	—	—
Equity transactions with noncontrolling interest, net	—	—	(.1)	(.3)	—	—	(.2)	(.6)
Balance at December 31, 2020	—	.3	668.3	282.9	(219.4)	(49.6)	324.4	1,006.9
Net income	—	—	—	127.2	—	—	70.5	197.7
Cash dividends - $.32 per share	—	—	—	(9.0)	—	—	—	(9.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(74.4)	(74.4)
Other comprehensive income, net	—	—	—	—	28.1	—	10.1	38.2
Equity transactions with noncontrolling interest, net	—	—	.7	—	—	—	(1.7)	(1.0)
Balance at December 31, 2021	$—	$.3	$669.0	$401.1	$(191.3)	$(49.6)	$328.9	$1,158.4

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net income	$78.2	$89.0	$197.7
Depreciation and amortization	56.8	68.5	59.3
Net gain from:
Sale of business	(3.0)	(4.9)	—
Land sales	(4.4)	(.5)	(16.0)
Noncash interest expense	2.4	2.9	2.9
Benefit plan expense greater than cash funding	8.9	15.2	11.4
Deferred income taxes	7.4	(7.0)	12.1
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(9.3)	(12.8)	3.8
Other, net	7.7	8.3	2.3
Change in assets and liabilities:
Accounts and other receivables, net	8.6	(3.1)	(64.6)
Land held for development, net	1.1	16.8	49.6
Inventories, net	(8.5)	13.1	58.3
Accounts payable and accrued liabilities	(14.6)	(32.8)	154.3
Income taxes	(1.4)	6.5	(1.6)
Accounts with affiliates	(1.2)	(4.3)	(24.3)
Other noncurrent assets	(6.1)	(49.5)	(15.9)
Other noncurrent liabilities	54.2	53.5	53.7
Other, net	.4	(6.7)	(23.3)
Net cash provided by operating activities	177.2	152.2	459.7
Cash flows from investing activities:
Capital expenditures	(59.9)	(65.5)	(64.1)
Proceeds from sale of business	2.9	4.9	—
Cash, cash equivalents and restricted cash and cash equivalents of business at time of sale	(.5)	—	—
Purchases of marketable securities	(4.9)	(3.4)	(4.0)
Proceeds from land sales	4.6	—	23.4
Proceeds from disposal of marketable securities	4.3	4.3	5.2
Other, net	2.8	2.7	2.1
Net cash used in investing activities	(50.7)	(57.0)	(37.4)
Cash flows from financing activities:
Indebtedness:
Borrowings	14.9	—	—
Principal payments	(11.2)	(58.5)	(102.3)
Deferred financing fees	—	—	(1.9)
Valhi cash dividends paid	(27.1)	(13.6)	(9.0)
Distributions to noncontrolling interest in subsidiaries	(37.6)	(49.4)	(74.4)
Subsidiary treasury stock acquired	(3.1)	(1.0)	(1.5)
Net cash used in financing activities	(64.1)	(122.5)	(189.1)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2019	2020	2021
Cash, cash equivalents and restricted cash and cash equivalents - net change from operating, investing and financing activities	$62.4	$(27.3)	$233.2
Effect of exchange rates on cash	(2.3)	13.8	(10.6)
Net change for the year	60.1	(13.5)	222.6
Balance at beginning of year	523.7	583.8	570.3
Balance at end of year	$583.8	$570.3	$792.9
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$37.9	$33.1	$29.2
Income taxes, net	33.4	24.1	65.9
Noncash investing activities:
Changes in accruals for capital expenditures	9.1	5.9	4.6
Receivable from sale of business	.3	—	—

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 – Summary of significant accounting policies:

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

Organization. We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at December 31, 2021. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2021, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

Marketable securities and securities transactions. We carry marketable debt and equity securities at fair value. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
●	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

We classify all of our marketable securities as available-for-sale. Any unrealized gains or losses on our marketable securities are recognized in other income, net on our Consolidated Statements of Income. See Notes 6, 11, 13 and 19. We base realized gains and losses upon the specific identification of the securities sold.

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

Land held for development. Land held for development relates to BMI and LandWell. The primary asset of LandWell is certain real property in Henderson, Nevada some of which we are developing for residential lots in a master planned community. Land held for development was recorded at the estimated acquisition date fair value based on a value per developable acre at the time of purchase. Development costs, including infrastructure improvements, real estate taxes, capitalized interest and other costs, some of which may be allocated, are capitalized during the period incurred. We allocate costs to each parcel sold on a pro-rata basis associated with the relevant development activity, and the land basis of parcels expected to be sold within one year are presented in prepaid expenses and other on our Consolidated Balance Sheets. As land parcels are sold, costs of land sales, including land and development costs, are allocated based on specific identification, relative sales value, square footage or a combination of these methods. All sales and marketing activities and general overhead are charged to selling, general and administrative expense as incurred.

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

We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception. All of our leases are classified as operating leases. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our Consolidated Balance Sheet. See Notes 7 and 10. As permitted by ASC Topic 842, Leases, we elected the practical expedients related to nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, are treated as a lease component and considered part of minimum lease rental payments), and short-term leases (in which leases with an original maturity of 12 months or less are excluded from the recognition requirements of ASC 842).

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

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2019, 2020 and 2021 we capitalized $.8 million, $.8 million and $1.4 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made cash payments for income taxes to Contran of $7.4 million in 2019, $6.3 million in 2020 and $25.5 million in 2021.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of our Chemicals Segment’s non-U.S. subsidiaries which are not deemed to be permanently reinvested. At December 31, 2021, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our Chemicals Segment’s investments in non-U.S. subsidiaries, other than post-1986 undistributed earnings of our Chemicals Segment’s European subsidiaries and all undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our Chemicals Segment’s non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act) and the U.S. taxation of such investments in the states in which we operate. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Environmental remediation and related costs. We record liabilities related to environmental remediation and related costs when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2020 and 2021 we had not recognized any material receivables for recoveries. See Note 18.

Revenue recognition. Chemicals and Component Products Segments – Our sales involve single performance obligations to ship our products pursuant to customer purchase orders. In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with ASC 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery. Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment. In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

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

Our revenues also are related to efforts to develop certain real estate in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis, involve single performance obligations, and generally require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price. We recognize land sales revenue associated with the residential/planned community over time using cost based input methods. Land sales associated with the residential/planned community have variable consideration components which are based on a percentage of the builder’s ultimate selling price of a residential housing unit to their customer (ranging from 2.5% to 3.5% of such sales price). The amount we recognize when a parcel is sold to a home builder is the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.  By recognizing revenue over time using cost based input methods, revenues (including variable consideration) and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred relative to the parcels sold. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period. The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.  We record estimated deferred revenue on the amount to which we are most-likely to be entitled and deferred revenue is recognized into revenue as the housing units are sold.

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $111 million in 2019, $112 million in 2020 and $132 million in 2021. Shipping and handling costs of our Component Products Segment are not material. We expense advertising and research and development costs as incurred. Advertising costs were approximately $2 million in 2019 and $1 million in each of 2020 and 2021. Research, development and certain sales technical support costs were approximately $17 million in 2019, $16 million in 2020 and $17 million in 2021.

Note 2 – Business and geographic segments:

		% controlled at
Business segment	Entity	December 31, 2021
Chemicals	Kronos	80%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

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

Interest income included in the calculation of segment operating income is not material in 2019, 2020 or 2021. Capital expenditures include additions to property and equipment. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

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

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net sales:
Chemicals	$1,731.2	$1,638.8	$1,939.4
Component products	124.2	114.5	140.8
Real estate management and development	42.1	96.4	216.2
Total net sales	$1,897.5	$1,849.7	$2,296.4
Cost of sales:
Chemicals	$1,346.8	$1,291.0	$1,494.5
Component products	85.3	81.7	98.1
Real estate management and development	30.8	64.9	123.6
Total cost of sales	$1,462.9	$1,437.6	$1,716.2
Gross margin:
Chemicals	$384.4	$347.8	$444.9
Component products	38.9	32.8	42.7
Real estate management and development	11.3	31.5	92.6
Total gross margin	$434.6	$412.1	$580.2
Operating income:
Chemicals	$160.1	$126.5	$200.8
Component products	17.8	11.8	20.5
Real estate management and development	14.8	47.8	97.3
Total operating income	192.7	186.1	318.6
General corporate items:
Securities earnings	11.2	4.7	4.0
Insurance recoveries	7.7	1.6	.1
Gain on land sales	4.4	.5	16.0
Gain on sale of business	3.0	—	—
Other components of net periodic pension and OPEB expense	(16.5)	(20.1)	(17.0)
Litigation settlement expense, net	(19.3)	—	—
Changes in market value of Valhi common stock held by subsidiaries	(.2)	(1.7)	3.3
General expenses, net	(37.5)	(34.3)	(34.7)
Interest expense	(40.8)	(36.2)	(32.5)
Income from continuing operations before income taxes	$104.7	$100.6	$257.8

Infrastructure reimbursements and land related income is included in the determination of Real Estate Management and Development operating income. See Notes 7 and 13.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Depreciation and amortization:
Chemicals	$50.2	$61.9	$52.8
Component products	3.7	3.8	3.8
Real estate management and development	2.9	2.8	2.7
Total	$56.8	$68.5	$59.3
Capital expenditures:
Chemicals	$55.1	$62.8	$58.6
Component products	3.2	1.7	4.1
Real estate management and development	1.6	1.0	1.4
Total	$59.9	$65.5	$64.1

	December 31,
	2019	2020	2021

	(In millions)
Total assets:
Operating segments:
Chemicals	$2,331.8	$2,400.7	$2,373.1
Component products	132.5	138.0	146.4
Real estate management and development	191.6	171.3	259.3
Corporate and eliminations	138.5	179.3	226.4
Total	$2,794.4	$2,889.3	$3,005.2

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2021 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $575 million (in 2020 the total was $565 million).

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net sales - point of origin:
United States	$1,164.8	$1,189.8	$1,409.1
Germany	883.6	836.0	971.7
Canada	328.7	319.5	371.9
Belgium	270.7	249.5	295.7
Norway	192.2	211.8	257.2
Eliminations	(942.5)	(956.9)	(1,009.2)
Total	$1,897.5	$1,849.7	$2,296.4
Net sales - point of destination:
North America	$740.1	$778.2	$999.7
Europe	824.2	783.8	945.7
Asia and other	333.2	287.7	351.0
Total	$1,897.5	$1,849.7	$2,296.4

	December 31,
	2019	2020	2021

	(In millions)
Net property and equipment:
United States	$72.0	$67.8	$63.6
Germany	233.6	237.5	214.8
Canada	73.1	88.6	91.1
Belgium	96.4	108.4	107.7
Norway	87.9	88.1	86.4
Total	$563.0	$590.4	$563.6

Note 3 – Business combinations, dispositions and related transactions:

Kronos Worldwide, Inc.

Prior to 2019, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos uses cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to Kronos’ treasury shares and subsequently cancelled upon approval of the Kronos board of directors. In 2019 and 2020 Kronos acquired 264,992 and 122,489 shares, respectively, of its common stock in market transactions for an aggregate purchase price of $3.0 million and $1.0 million respectively, and subsequently cancelled all such shares. In 2021, Kronos acquired 14,409 shares of its common stock in market transactions for an aggregate purchase price of $.2 million which are accounted for as Kronos’ treasury stock at December 31, 2021. At December 31, 2021 1,549,110 shares are available for repurchase under these authorizations.

CompX International Inc.

Prior to 2019, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX would generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2019 and 2020.  In 2021, CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of approximately $1.3 million and subsequently cancelled all such shares.  At December 31, 2021 602,547 shares were available for purchase under these authorizations.

Discontinued Operations  – Waste Control Specialists LLC

Pursuant to an agreement we entered into in December 2017, on January 26, 2018 we completed the sale of our former Waste Management Segment to JFL-WCS Partners, LLC ("JFL Partners"), an entity sponsored by certain investment affiliates of J.F. Lehman & Company, for consideration consisting of the assumption of all of WCS’ third-party indebtedness and other liabilities. We recognized a pre-tax gain of $4.9 million ($4.3 million, net of tax) in the fourth quarter of 2020 related to proceeds received from JFL Partners in final settlement of an earn-out provision in the sale agreement.

Note 4 – Accounts and other receivables, net:

	December 31,
	2020	2021

	(In millions)
Trade accounts receivable:
Kronos	$294.8	$326.3
CompX	10.8	15.6
BMI/LandWell	1.2	2.8
VAT and other receivables	27.2	38.0
Allowance for doubtful accounts	(1.9)	(2.0)
Total	$332.1	$380.7

Note 5 – Inventories, net:

	December 31,
	2020	2021

	(In millions)
Raw materials:
Chemicals	$133.2	$76.3
Component products	3.2	5.0
Total raw materials	136.4	81.3
Work in process:
Chemicals	36.8	30.4
Component products	11.7	16.8
Total in-process products	48.5	47.2
Finished products:
Chemicals	270.0	246.4
Component products	3.5	3.8
Total finished products	273.5	250.2
Supplies (chemicals)	79.8	80.0
Total	$538.2	$458.7

Note 6 – Marketable securities:

			Unrealized
	Market value	Cost basis	gains, net

	(In millions)
December 31, 2020:
Current assets	$4.4	$4.4	$—

Noncurrent assets	$2.9	$2.9	$—
December 31, 2021:
Current assets	$2.6	$2.6	$—

Noncurrent assets	$3.3	$3.3	$—

	Fair Value Measurements
		Quoted	Significant
		Prices in	Other
		Active	Observable
		Markets	Inputs
	Total	(Level 1)	(Level 2)

	(In millions)
December 31, 2020:
Current assets	$4.4	$—	$4.4
Noncurrent assets:
Fixed income securities	$2.7	$—	$2.7
Common stocks	.2	.2	—
Total	$2.9	$.2	$2.7
December 31, 2021:
Current assets	$2.6	$—	$2.6
Noncurrent assets:
Fixed income securities	$1.3	$—	$1.3
Mutual funds	2.0	2.0	—
Total	$3.3	$2.0	$1.3

Other. The fair value of our marketable securities are either determined using Level 1 inputs (because the securities are actively traded) or determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 7 – Investment in TiO2 manufacturing joint venture and other assets:

	December 31,
	2020	2021

	(In millions)
Other assets:
Restricted cash and cash equivalents	$37.8	$41.9
Note receivables - OPA	25.3	38.7
Land held for development	96.0	36.0
IBNR receivables	37.1	34.4
Operating lease right-of-use assets	26.1	19.9
Other	8.7	16.8
Total	$231.0	$187.7

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

	Years ended December 31,
	2019	2020	2021

	(In millions)
Distributions from LPC	$40.6	$32.7	$28.5
Contributions to LPC	(49.9)	(45.5)	(24.7)
Net distributions (contributions)	$(9.3)	$(12.8)	$3.8

Summary balance sheets of LPC are shown below:

	December 31,
	2020	2021

	(In millions)
ASSETS
Current assets	$105.8	$111.7
Property and equipment, net	134.1	142.6
Total assets	$239.9	$254.3
LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$30.6	$47.8
Partners' equity	209.3	206.5
Total liabilities and partners' equity	$239.9	$254.3

Summary income statements of LPC are shown below:

	Years ended December 31,
	2019	2020	2021

	(In millions)
Revenues and other income:
Kronos	$176.2	$167.8	$188.6
Venator Investments	177.0	168.3	189.6
Total	353.2	336.1	378.2
Cost and expenses:
Cost of sales	352.8	335.7	377.8
General and administrative	.4	.4	.4
Total	353.2	336.1	378.2
Net income	$—	$—	$—

Leases. We enter into various operating leases for manufacturing facilities, land and equipment. Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our Consolidated Balance Sheet. Also see Note 10. Our Chemicals Segment’s principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which Kronos owns and which represents approximately one-third of its current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.

During 2020 and 2021, our operating lease expense approximated $7.6 million and $7.7 million, respectively, (which approximates the amount of cash paid during the period for our operating leases included in the determination of our cash flows from operating activities). During 2020 and 2021, variable lease expense and short-term lease expense were not material. During 2020 and 2021, we entered into new operating leases which resulted in the recognition of $2.5 million and $3.8 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheet. At December 31, 2020 and 2021, the weighted average remaining lease term of our operating leases was approximately 15 years and 17 years, respectively, and the weighted average discount rate associated with such leases was approximately 4.8% and 5.0%, respectively. Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2021, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2022	$4.2
2023	3.0
2024	2.1
2025	1.6
2026	1.4
2027 and thereafter	17.6
Total remaining lease payments	29.9
Less imputed interest	10.4
Total lease obligations	19.5
Less current obligations	3.7
Long term lease obligations	$15.8

With respect to our land lease associated with our Chemical Segment’s Leverkusen facility, we periodically establish the amount of rent for such land lease by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us. As such, we will account for any change in the rent associated with such lease as a lease modification. Of the $19.5 million total lease obligations at December 31, 2021, approximately $6.9 million relates to our Leverkusen facility land lease.

At December 31, 2021, we have no significant lease commitments that have not yet commenced.

Land held for development. The land held for development relates to BMI and LandWell and is discussed in Note 1.

Note receivables – OPA. Under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, if LandWell develops certain real property for commercial and residential purposes in a master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to us through tax increment. The maximum reimbursement under the OPA is $209 million, and is subject to, among other things, completing construction of approved qualifying public infrastructure, transferring title of such infrastructure to the City of Henderson, receiving approval from the Redevelopment Agency of the funds expended to be eligible for tax increment reimbursement and the existence of a sufficient property tax valuation base and property tax rates in order to generate tax increment reimbursement funds.  We are entitled to receive 75% of the tax increment generated by the master planned community through the expiration of the Redevelopment Plan, subject to the qualifications and limitations indicated above. The OPA note receivables represent public infrastructure costs previously incurred for which the Redevelopment Agency has provided its approval for tax increment reimbursement but we have not yet received such reimbursement through tax increment receipts, and are evidenced by a promissory note issued to LandWell by the City of Henderson.

During 2019, 2020 and 2021, we received approval for additional tax increment reimbursement of $8.8 million (primarily in the second quarter), $19.1 million (all in the first quarter) and $15.3 million ($6.2 million in the first quarter and $9.1 million in the fourth quarter), respectively, which were recognized as other income and are evidenced by a promissory note issued to LandWell by the City of Henderson. The note receivables bear interest at 6% annually and in 2021, the City of Henderson extended the Redevelopment Plan for an additional 15 years which allows us to collect any remaining amounts due under the OPA through 2051. Any unpaid balances at the end of the agreement are forfeited. See Note 13.

Other. We have certain related party transactions with LPC, as more fully described in Note 17.

IBNR receivables relate to certain insurance liabilities, the risk of which we have reinsured with certain third party insurance carriers. We report the insurance liabilities related to these IBNR receivables which have been reinsured as part of noncurrent accrued insurance claims and expenses. Certain of our insurance liabilities are classified as current liabilities and the related IBNR receivables are classified with prepaid expenses and other on our Consolidated Balance Sheets. See Notes 10 and 17.

Note 8 – Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. All of our goodwill related to our Chemicals Segment is from our various step acquisitions of NL and Kronos which occurred prior to 2019, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the security products reporting unit within that operating segment.

	Operating segment
		Component
	Chemicals	Products	Total

	(In millions)
Balance at December 31, 2019, 2020 and 2021	$352.6	$27.1	$379.7

We test for goodwill impairment at the reporting unit level. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices, a Level 1 input, while discounted cash flows are a Level 3 input. We also consider control premiums when assessing fair value using quoted market prices. If the carrying amount of the reporting unit’s net assets exceeds its fair value, an impairment charge is recorded for the amount by which such carrying amount exceeds the reporting unit’s fair value (not to exceed the amount of goodwill recognized). As permitted by GAAP, during 2019, 2020 and 2021 we used the qualitative assessment of ASC 350-20-35 for the Component Products security products reporting unit’s annual impairment test and determined it was not necessary to perform a quantitative goodwill impairment test.

We review goodwill for each of our reporting units for impairment during the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value. In 2019, 2020 and 2021, no goodwill impairment was indicated as part of our annual impairment review of goodwill.

Prior to 2019, we recorded an aggregate $16.5 million goodwill impairment, mostly with respect to our Component Products Segment. Our consolidated gross goodwill at December 31, 2021 is $396.2 million.

Note 9 – Long-term debt:

	December 31,
	2020	2021

	(In millions)
Valhi:
Contran credit facility	$270.7	$172.9
Subsidiary debt:
Kronos:
Senior Secured Notes	485.7	448.8
BMI:
Bank loan Western Alliance Bank	16.3	15.4
LandWell:
Note payable to Western Alliance Business Trust	14.2	13.5
Other	1.7	2.4
Total subsidiary debt	517.9	480.1
Total debt	788.6	653.0
Less current maturities	(2.4)	(3.1)
Total long-term debt	$786.2	$649.9

Valhi – Contran credit facility – We have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $225 million. The facility, as amended, bears interest at prime plus 1% (4.25% at December 31, 2021), and is due on demand, but in any event no earlier than December 31, 2023. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance (except during periods during which Contran would be a net borrower from Valhi). The average interest rate on the credit facility for the year ended December 31, 2021 was 4.25%. During 2021 we made no borrowings and we repaid $97.8 million under this facility, and at December 31, 2021 an additional $52.1 million was available for borrowings under this facility.

Kronos – Senior Notes – On September 13, 2017, Kronos International, Inc. (“KII”), Kronos’ wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (the “Senior Notes”), at par value ($477.6 million when issued). The Senior Notes:

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

The carrying value of the Senior Notes at December 31, 2021 is stated net of unamortized debt issuance costs of $3.5 million (at December 31, 2020 the balance was $4.7 million).

Revolving credit facility – On April 20, 2021, Kronos entered into a new global $225 million revolving credit facility (“Global Revolver”) which matures in April 2026.  The Global Revolver replaces Kronos’ previously existing North American and European revolving credit facilities and there were no borrowings on either facility in 2020 and 2021 through their termination concurrent with entering into the Global Revolver. Borrowings under the Global Revolver are available for Kronos’ general corporate purposes. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver.   Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to $25 million, €30 million and €60 million, respectively.  Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (LIBOR, CDOR or EURIBOR, dependent on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%.  The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

Since inception, Kronos has had no borrowings or repayments under the Global Revolver and at December 31, 2021, approximately $213 million was available for borrowing under this revolving facility.

Other – In February 2017, a wholly-owned subsidiary of BMI entered into a $20.5 million loan agreement with Western Alliance Bank. The agreement requires semi-annual payments of principal and interest on June 1 and December 1 aggregating $1.9 million annually beginning on June 1, 2017 through the maturity date in June 2032. The agreement bears interest at 5.34% and is collateralized by certain real property, including the water delivery system, and revenue streams under the City of Henderson water contract. The carrying value of the loan is stated net of debt issuance costs of $.5 million at December 31, 2021.

In December 2019, LandWell entered into a $15.0 million loan agreement with Western Alliance Business Trust. The agreement requires semi-annual payments of principal and interest on April 15 and October 15 aggregating $1.3 million annually beginning on April 15, 2020 through the maturity date in April 2036 and is payable from the tax increment reimbursement funds received under the OPA. The agreement bears interest at a fixed 4.76% rate and is collateralized by all tax increment reimbursement funds LandWell receives under the OPA. See Note 7.

Aggregate maturities of long-term debt

Aggregate maturities of debt at December 31, 2021 are presented in the table below.

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2022	$3.1
2023	175.8
2024	2.0
2025	454.3
2026	2.2
2027 and thereafter	19.7
Subtotal	$657.1
Less amounts representing original issue discount and debt issuance costs	(4.1)
Total long-term debt	$653.0

We are in compliance with all of our debt covenants at December 31, 2021.

Note 10 – Accounts payable and accrued liabilities:

	December 31,
	2020	2021

	(In millions)
Accounts payable:
Kronos	$111.0	$143.6
CompX	2.6	3.4
BMI and LandWell	3.6	5.3
Other	.4	.4
Total	$117.6	$152.7
Current accrued liabilities:
Deferred income	$20.1	$125.8
Employee benefits	37.5	39.9
Accrued sales discounts and rebates	30.2	28.7
Interest	5.7	5.3
Operating lease liabilities	6.7	3.7
Environmental remediation and related costs	3.4	3.5
Other	39.4	57.9
Total	$143.0	$264.8
Noncurrent accrued liabilities:
Deferred income	$58.9	$81.6
Accrued development costs	24.6	55.4
Insurance claims and expenses	39.3	36.4
Operating lease liabilities	18.8	15.8
Other postretirement benefits	10.8	10.2
Employee benefits	6.2	6.1
Reserve for uncertain tax positions	6.8	3.5
Deferred payment obligation	1.3	—
Other	7.8	10.0
Total	$174.5	$219.0

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. Our reserve for uncertain tax positions is discussed in Note 14.

In 2013 and in conjunction with the acquisition of a controlling interest of our Real Estate Management and Development Segment, we issued a face value $11.1 million deferred payment obligation owed to NERT that would not bear interest until December 2023, and was collateralized by the BMI and LandWell interests acquired. The deferred payment obligation had no specified maturity date. We were required to make repayments on the deferred payment obligation, in specified amounts, whenever we received distributions from BMI and LandWell, and we were permitted to make voluntary repayments on the deferred payment obligation at any time, in each case without any penalty. For financial reporting purposes, the obligation was recorded at its acquisition date present value using a 3% discount rate from December 2023 (when it would become interest bearing at 3%). We made repayments of $9.6 million during 2020 under the terms of the obligation and recognized an accretion loss of $.8 million on the early repayment. In the first quarter of 2021 we voluntarily fully repaid the remaining $1.5 million face value outstanding under the obligation and recognized an accretion loss of $.2 million on the early payment.

Note 11 – Defined contribution and defined benefit retirement:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $6.5 million in 2019, $6.6 million in 2020 and $7.8 million in 2021.

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

In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in” with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies will replace the bulk annuity policy in a “buy-out” which is expected to be completed in 2022. The buy-out is expected to be completed with existing plan funds. At the completion of the buy-out we will remove the assets and liabilities of the U.K. pension plan from our Consolidated Financial Statements and a plan settlement gain or loss (which we are currently unable to estimate) will be included in net periodic pension cost. At December 31, 2021 the U.K. plan had a benefit obligation of $13.5 million, plan assets of $15.3 million and a pension plan asset of $1.8 million was recognized in our Consolidated Balance Sheet.

We expect to contribute the equivalent of approximately $19 million to all of our defined benefit pension plans during 2022. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2022	$29.2
2023	29.0
2024	31.0
2025	31.0
2026	32.5
Next 5 years	183.7

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2020	2021

	(In millions)
Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$60.6	$63.2
Interest cost	1.9	1.3
Actuarial losses (gains)	5.0	(1.8)
Settlements	—	(.5)
Benefits paid	(4.3)	(4.2)
Balance at end of the year	$63.2	$58.0

Change in plan assets:
Fair value at beginning of the year	$48.4	$53.3
Actual return on plan assets	6.8	1.7
Employer contributions	2.4	1.6
Benefits paid	(4.3)	(4.2)
Fair value at end of the year	$53.3	$52.4
Funded status	$(9.9)	$(5.6)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.2)	$(.1)
Noncurrent	(9.7)	(5.5)
Total	(9.9)	(5.6)
Accumulated other comprehensive loss - actuarial loss	36.7	33.2
Total	$26.8	$27.6
Accumulated benefit obligations (“ABO”)	$63.2	$58.0

The total net underfunded status of our U.S. defined benefit pension plans decreased from $9.9 million at December 31, 2020 to $5.6 million at December 31, 2021 due to the change in our PBO during 2021 exceeding the change in our plan assets during 2021. The decrease in our PBO in 2021 was primarily attributable to actuarial gains due to the increase in discount rates from year end 2020. The decrease in our plan assets in 2021 was primarily attributable to lower net plan asset returns in 2021.

The components of our net periodic defined benefit pension cost for U.S. plans are presented in the table below. The amounts shown below for the amortization of recognized actuarial losses for 2019, 2020 and 2021 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2018, 2019 and 2020, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net periodic pension benefit cost for U.S. plans:
Interest cost on PBO	$2.3	$1.9	$1.3
Expected return on plan assets	(2.3)	(2.1)	(2.1)
Recognized actuarial losses	2.2	2.1	2.1
Settlement gain	—	—	(.5)
Total	$2.2	$1.9	$.8

Information concerning our U.S. defined benefit pension plans (for which the ABO of all of the plans exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2020	2021

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$63.2	$58.0
Accumulated benefit obligations	63.2	58.0
Fair value of plan assets	53.3	52.4

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plans as of December 31, 2020 and 2021 are 2.2% and 2.6%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plans are frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plans for 2019, 2020 and 2021 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plans are frozen with regards to compensation.

	Years ended December 31,
	2019	2020	2021
Discount rate	4.1%	3.1%	2.2%
Long-term return on plan assets	5.5%	4.5%	4.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2020	2021

	(In millions)
Change in PBO:
Balance at beginning of the year	$746.4	$855.8
Service cost	13.3	14.7
Interest cost	10.1	8.3
Participants’ contributions	1.9	2.0
Actuarial losses (gains)	47.5	(43.9)
Change in currency exchange rates	58.8	(55.2)
Benefits paid	(22.2)	(23.6)
Balance at end of the year	$855.8	$758.1

Change in plan assets:
Fair value at beginning of the year	$450.0	$494.8
Actual return on plan assets	19.2	16.7
Employer contributions	16.0	18.7
Participants' contributions	1.9	2.0
Change in currency exchange rates	29.9	(27.1)
Benefits paid	(22.2)	(23.6)
Fair value at end of the year	$494.8	$481.5
Funded status	$(361.0)	$(276.6)

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent pension asset	$8.4	$9.0
Noncurrent accrued pension costs	(369.4)	(285.6)
Total	(361.0)	(276.6)
Accumulated other comprehensive loss:
Actuarial losses	307.0	238.3
Prior service cost	.7	.4
Total	307.7	238.7
Total	$(53.3)	$(37.9)
ABO	$838.2	$733.8

The total net underfunded status of our non-U.S. defined benefit pension plans decreased from $361.0 million at December 31, 2020 to $276.6 million at December 31, 2021 due to the change in our PBO during 2021 exceeding the change in plan assets during 2021. The decrease in our PBO in 2021 was primarily attributable to actuarial gains due to the increase in discount rates from year end 2020 and favorable foreign currency fluctuations, primarily from the strengthening of the U.S. dollar relative to the euro. The decrease in our plan assets in 2021 was primarily attributable to unfavorable foreign currency fluctuations, primarily from the strengthening of the U.S. dollar relative to the euro in addition to the net effects of plan asset returns, employer and participant contributions and benefits paid in 2021.

The components of our net periodic pension benefit cost for our non-U.S. plans are presented in the table below. The amounts shown below for the amortization of prior service cost and recognized net actuarial losses for 2019, 2020 and 2021 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2018, 2019 and 2020, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net periodic pension cost for non-U.S. plans:
Service cost	$12.8	$13.3	$14.7
Interest cost	13.5	10.1	8.3
Expected return on plan assets	(11.9)	(9.0)	(11.4)
Recognized net actuarial losses	12.8	17.3	19.5
Amortization of prior service cost	.2	.2	.2
Total	$27.4	$31.9	$31.3

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2020	2021

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$790.9	$695.2
Accumulated benefit obligations	768.1	674.4
Fair value of plan assets	421.5	409.4

The key actuarial assumptions used to determine our non-U.S. benefit obligations as of December 31, 2020 and 2021 are as follows:

	December 31,
	2020	2021
Discount rate	1.0%	1.5%
Increase in future compensation levels	2.6%	2.6%

A summary of our key actuarial assumptions used to determine non-U.S. net periodic benefit cost for 2019, 2020 and 2021 are as follows:

	Years ended December 31,
	2019	2020	2021
Discount rate	2.1%	1.4%	1.0%
Increase in future compensation levels	2.6%	2.6%	2.6%
Long-term return on plan assets	2.9%	2.0%	2.4%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for all of our periodic defined benefit plans for actuarial losses and prior service cost at December 31, 2020 and 2021 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2020 and 2021. We expect approximately $16.1 million and $.1 million of the unrecognized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension cost in 2022. The table below details the changes in other comprehensive income (loss) during 2019, 2020 and 2021.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gains (losses)	$(47.2)	$(37.7)	$50.7
Amortization of unrecognized:
Net actuarial losses	15.0	19.4	21.6
Prior service cost	.2	.2	.2
Total	$(32.0)	$(18.1)	$72.5

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment in the Bayer investment fund. We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer fund and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market. We periodically evaluate the results of our valuation model against actual returns in the Bayer fund and adjust the model as needed. The Bayer fund periodic reports are subject to audit by the German pension regulator.
●	In Canada, we currently have a plan asset target allocation of 20% to equity securities and 80% to fixed income securities. We expect the long-term rate of return for such investments to approximate the applicable equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.
●	In Norway, we currently have a plan asset target allocation of 15% to equity securities, 62% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 5%, 2%, 4% and 7%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 17% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.
●	In the U.S. we currently have a plan asset target allocation of 33% to equity securities, 59% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 9%, 3% and 2%, respectively (before plan administrative expenses). Approximately 94% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and not subject to classification in the fair value hierarchy.
●	We also have plan assets in Belgium and the United Kingdom. The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input. The United Kingdom plan assets are invested primarily in insurance contracts and are a Level 3 input.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2020 and 2021 is shown in the tables below.

	Fair Value Measurements at December 31, 2020
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$292.5	$—	$—	$292.5	$—
Canada:
Local currency equities	.2	.2	—	—	—
Non local currency equities	26.6	26.6	—	—	—
Local currency fixed income	87.3	87.3	—	—	—
Cash and other	.9	.9	—	—	—
Norway:
Local currency equities	3.2	3.2	—	—	—
Non local currency equities	6.3	6.3	—	—	—
Local currency fixed income	26.4	16.3	10.1	—	—
Non local currency fixed income	7.7	7.7	—	—	—
Real estate	7.1	—	—	7.1	—
Cash and other	5.5	4.8	—	.7	—
U.S.:
Equities	20.9	3.1	—	.7	17.1
Fixed income	26.8	26.8	—	—	—
Cash and other	5.7	4.4	—	—	1.3
Other	31.1	17.3	—	13.8	—
Total	$548.2	$204.9	$10.1	$314.8	$18.4

	Fair Value Measurements at December 31, 2021
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$282.9	$—	$—	$282.9	$—
Canada:
Local currency equities	.2	.2	—	—	—
Non local currency equities	21.9	21.9	—	—	—
Local currency fixed income	89.3	89.3	—	—	—
Cash and other	.8	.8	—	—	—
Norway:
Local currency equities	3.1	3.1	—	—	—
Non local currency equities	5.9	5.9	—	—	—
Local currency fixed income	25.1	15.9	9.2	—	—
Non local currency fixed income	6.7	6.7	—	—	—
Real estate	9.1	—	—	9.1	—
Cash and other	7.0	6.4	—	.6	—
U.S.:
Equities	18.5	1.2	—	.1	17.2
Fixed income	30.6	—	—	—	30.6
Cash and other	3.2	1.9	—	—	1.3
Other	29.6	1.8	—	27.8	—
Total	$533.9	$155.1	$9.2	$320.5	$49.1

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2020	2021

	(In millions)
Fair value at beginning of year	$283.5	$314.8
Gain on assets held at end of year	4.4	15.2
Gain on assets sold during the year	—	.4
Assets purchased	14.4	16.2
Assets sold	(14.2)	(14.8)
Transfers in	—	13.9
Currency exchange rate fluctuations	26.7	(25.2)
Fair value at end of year	$314.8	$320.5

Note 12 – Disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net sales - point of origin:
United States	$998.5	$978.8	$1,052.1
Germany	883.6	836.0	971.7
Canada	328.7	319.5	371.9
Belgium	270.7	249.5	295.7
Norway	192.2	211.8	257.2
Eliminations	(942.5)	(956.8)	(1,009.2)
Total	$1,731.2	$1,638.8	$1,939.4

Net sales - point of destination:
Europe	$823.5	$783.2	$945.0
North America	575.6	569.3	645.7
Other	332.1	286.3	348.7
Total	$1,731.2	$1,638.8	$1,939.4

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows for these segments are affected by economic factors.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Component Products:
Net sales:
Security products	$99.3	$87.9	$105.1
Marine components	24.9	26.6	35.7
Total	$124.2	$114.5	$140.8
Real Estate Management and Development:
Net sales:
Land sales	$33.5	$87.0	$207.8
Water delivery	6.8	7.6	6.8
Utility and other	1.8	1.8	1.6
Total	$42.1	$96.4	$216.2

Note 13 – Other income, net:

	Years ended December 31,
	2019	2020	2021

	(In millions)
Securities earnings:
Dividends and interest	$10.9	$4.8	$4.0
Securities transactions, net	.3	(.1)	—
Total	11.2	4.7	4.0
Gain on land sales	4.4	4.5	16.0
Infrastructure reimbursements	9.2	19.7	15.3
Insurance recoveries	7.7	1.6	.1
Currency transactions, net	2.0	(4.0)	1.6
Disposal of property and equipment, net	(.3)	(.2)	(.6)
Gain on sale of business	3.0	—	—
Other, net	3.7	2.1	2.6
Total	$40.9	$28.4	$39.0

Infrastructure reimbursements related to the OPA are discussed in Note 7.

Insurance recoveries relate primarily to amounts NL received from certain of its former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs. NL has agreements with certain of its former insurance carriers pursuant to which the carriers reimburse it for a portion of its future lead pigment litigation defense costs, and one such carrier reimburses NL for a portion of its future asbestos litigation defense costs. We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred, because of certain issues that arise regarding which defense costs qualify for reimbursement. While NL continues to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which it will be successful in obtaining additional reimbursement for either defense costs or indemnity. In 2019, NL recognized $5.1 million in insurance recoveries which represented recovery of past and future litigation defense costs primarily related to a single insurance recovery settlement. In the fourth quarter of 2019 and the first quarter of 2020, Kronos recognized gains of $2.6 million and $1.5 million, respectively, related to an insurance settlement for a property damage claim.

In the third quarter of 2019, NL sold excess property for net proceeds of $4.6 million and recognized a pre-tax gain of $4.4 million. In the fourth quarter of 2019, NL sold its insurance and risk management business for proceeds of $3.25 million and recognized a pre-tax gain of $3.0 million on the sale. In the third quarter of 2020, BMI recognized a pre-tax gain of $4.0 million related to proceeds received associated with a prior land sale. In 2021 we sold excess property not used in our operations for net proceeds of approximately $23.4 million (including $8.4 million in the second quarter and $15.0 million in the third quarter) and recognized a pre-tax gain of $16.0 million (including $5.6 million in the second quarter and $10.4 million in the third quarter).

Note 14 – Income taxes:

	Years ended December 31,
	2019	2020	2021

	(In millions)
Pre-tax income:
United States	$23.5	$45.2	$131.4
Non-U.S. subsidiaries	81.2	55.4	126.4
Total	$104.7	$100.6	$257.8
Expected tax expense at U.S. federal statutory income tax rate of 21%	$22.0	$21.1	$54.1
Non-U.S. tax rates	5.2	.5	4.5
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(4.5)	(8.7)	(2.0)
Valuation allowance	4.5	3.8	.9
Global intangible low-tax income, net	1.8	2.2	2.8
Tax rate changes	4.7	(.2)	—
U.S. state income taxes, net	(.3)	.9	1.5
Adjustment to the reserve for uncertain tax positions, net	(5.1)	(3.8)	(2.6)
Nondeductible expenses	1.5	1.0	1.1
Assessment (refund) of prior tax payments, net	(2.1)	—	.1
Other, net	(1.2)	(.9)	(.3)
Income tax expense	$26.5	$15.9	$60.1

Components of income tax expense:
Currently payable:
U.S. federal and state	$4.3	$13.3	$29.7
Non-U.S.	22.0	14.9	21.5
Total	26.3	28.2	51.2
Deferred income taxes (benefit):
U.S. federal and state	(4.1)	(10.3)	(1.7)
Non-U.S.	4.3	(2.0)	10.6
Total	.2	(12.3)	8.9
Income tax expense	$26.5	$15.9	$60.1

Comprehensive provision for income taxes allocable to:
Income from continuing operations	$26.5	$15.9	$60.1
Discontinued operations	—	.6	—
Other comprehensive income (loss):
Currency translation	(.2)	1.6	(.8)
Pension plans	(15.6)	(7.3)	29.7
Other	(.5)	(.4)	—
Total	$10.2	$10.4	$89.0

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

Kronos and (iv) current and deferred income taxes associated with distributions and earnings from our investment in LandWell and BMI.

The components of the net deferred income taxes at December 31, 2020 and 2021 are summarized in the following table.

	December 31,
	2020		2021
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Inventories	$1.9	$—	$—	$(2.5)
Property and equipment	—	(67.2)	—	(70.4)
Lease assets (liabilities)	6.3	(6.5)	5.0	(5.1)
Accrued OPEB costs	3.0	—	2.8	—
Accrued pension costs	100.5	—	74.1	—
Accrued environmental liabilities	31.0	—	28.5	—
Other deductible differences	9.2	—	9.3	—
Other taxable differences	—	(13.1)	—	(15.5)
Investments in subsidiaries and affiliates	2.7	(48.1)	7.3	(52.7)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(12.0)	—	(11.2)
Tax loss and tax credit carryforwards	100.4	—	89.4	—
Valuation allowance	(17.5)	—	(18.4)	—
Adjusted gross deferred tax assets (liabilities)	237.5	(146.9)	198.0	(157.4)
Netting of items by tax jurisdiction	(117.3)	117.3	(111.2)	111.2
Net noncurrent deferred tax asset (liability)	$120.2	$(29.6)	$86.8	$(46.2)

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

Our Chemicals Segment has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $451 million for German corporate purposes at December 31, 2021) and in Belgium (the equivalent of $19 million for Belgian corporate tax purposes at December 31, 2021). At December 31, 2021, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our Chemicals Segment’s European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Chemicals Segment’s Canadian subsidiary). Pursuant to the one time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized current income tax expense of $74.1 million and elected to pay such tax over an eight year period beginning in 2018.  At December 31, 2021, the balance of our unpaid Transition Tax is $50.4 million, which will be paid in annual installments over the remainder of the eight-year period. Of such $50.4 million, $44.5 million is recorded as a noncurrent payable to affiliate (income taxes payable to Contran) classified as a noncurrent liability in our Consolidated Balance Sheet, and $5.9 million is included with our current payable to affiliate (income taxes payable to Contran) classified as a current liability (a portion of our noncurrent income tax payable to affiliate was reclassified to our current payable to affiliate for the portion of our 2021 Transition Tax installment due within the next twelve months). See Note 17.

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

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2021, we have recognized a deferred income tax liability with respect to our direct investment in Kronos of $45.4 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million. During 2021, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $5.0 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period. We recognized a similar non-cash deferred income tax benefit of $2.4 million in 2020 and a non-cash deferred income tax expense of $.1 million in 2019. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property. The modification to the business interest provisions increased the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increased our allowable interest expense deduction for 2019 and 2020. Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $1.0 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019 and we considered such modifications in our 2020 provision for income taxes. Other provisions of the CARES Act did not have a material impact on our provision for income taxes in 2020. Although these CARES Act provisions expired at the end of 2020, in 2021 we recognized less disallowed interest expense than in recent years and a lower valuation allowance for the portion of the carryforward we believe does not meet the more-likely-than-not measurement criteria primarily due to the increase in our adjusted taxable income.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2019, 2020 and 2021:

	Years ended December 31,
	2019	2020	2021

	(In millions)
Unrecognized tax benefits:
Amount at beginning of year	$21.0	$13.8	$9.6
Net increase (decrease):
Tax positions taken in prior periods	(5.6)	(.3)	—
Tax positions taken in current period	.7	.6	.6
Lapse due to applicable statute of limitations	—	(4.8)	(3.6)
Settlement with taxing authorities	(2.2)	—	—
Changes in currency exchange rates	(.1)	.3	(.2)
Amount at end of year	$13.8	$9.6	$6.4

If our uncertain tax positions were recognized, a benefit of $6.6 million at December 31, 2021, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $3.5 million, excluding interest, during the next twelve months related to the expiration of certain statutes of limitations.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2018 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to: 2016 for Norway; 2016 for Canada; 2017 for Germany; and 2018 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $1.3 million during 2019, $.8 million during 2020 and $.7 million during 2021, and at December 31, 2020 and 2021 we had $1.3 million and $.9 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

Note 15 – Noncontrolling interest in subsidiaries:

	December 31,
	2020	2021

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$212.3	$226.6
NL Industries	67.1	75.7
CompX International	23.5	22.5
BMI	14.7	8.3
LandWell	6.8	(4.2)
Total	$324.4	$328.9

	Years ended December 31,
	2019	2020	2021

	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$16.9	$12.1	$22.0
NL Industries	4.4	2.5	8.7
CompX International	2.2	1.4	2.2
BMI	2.2	7.6	14.7
LandWell	3.3	10.2	22.9
Total	$29.0	$33.8	$70.5

Note 16 – Valhi stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

	(In millions)
Balance at December 31, 2019, 2020 and 2021	29.6	(1.1)	28.5

Valhi common stock. We issued a nominal number of shares of Valhi common stock during 2019, 2020 and 2021, associated with annual stock awards to members of our board of directors.

Valhi share repurchases and cancellations. Prior to 2019, our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2021. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in 2019, 2020 or 2021.

Treasury stock. At December 31, 2020 and 2021, NL and Kronos held approximately 1.2 million and .1 million shares of our common stock, respectively. The treasury stock we reported for financial reporting purposes at December 31, 2020 and 2021 represents our proportional interest in these shares of our common stock held by NL and Kronos, at NL’s and Kronos’ historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of NL and Kronos, are reflected in our consolidated balance sheet at fair value and are classified as part of other noncurrent assets. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes. Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized losses of $.2 million in 2019 and $1.7 million in 2020 and a gain of $3.3 million in 2021 in our Consolidated Statements of Income which represents the unrealized gain (loss) in respect of these shares attributable to the noncontrolling interest of Kronos and NL. See Note 2.

Preferred stock. At December 31, 2018, our outstanding preferred stock consisted of 5,000 shares of our Series A Preferred Stock having a liquidation preference of $133,466.75 per share, or an aggregate liquidation preference of $667.3 million. The outstanding shares of Series A Preferred Stock were held by Contran and represented all of the shares of Series A Preferred Stock we were authorized to issue. The preferred stock had a par value of $.01 per share and paid a non-cumulative cash dividend at an annual rate of 6% of the aggregate liquidation preference only when authorized and declared by our board of directors. The shares of Series A Preferred Stock were non-convertible, and the shares did not carry any redemption or call features (either at our option or the option of the holder). A holder of the Series A shares did not have any voting rights, except in limited circumstances, and was not entitled to a preferential dividend right that is senior to our shares of common stock. We had not declared any dividends on the Series A Preferred Stock since its issuance. Effective August 10, 2020, we, Contran and a wholly owned subsidiary of Contran entered into a contribution agreement pursuant to which, on August 10, 2020, the 6% Series A Preferred Stock was voluntarily contributed to our capital for no consideration and without the issuance of additional securities by us. Our independent directors approved acceptance of such contribution and entering into the contribution agreement. The contribution had no impact on our consolidated financial position, results of operations or liquidity and the contribution did not have any tax consequences to us. On August 10, 2020, following the contribution of the 6% Series A Preferred Stock to us, we filed a Certificate of Elimination with the Secretary of State of Delaware and, as a result, the 5,000 shares that were designated as 6% Series A Preferred Stock have been returned to the status of authorized but unissued shares of the preferred stock, $.01 par value per share, without designation as to series.

Valhi director stock plan. Prior to 2019, our board of directors adopted a plan that provided for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. Under the plan, we awarded 50,000 shares in each of 2019 and 2020. (The share numbers under the then-existing plan have not been adjusted for the 1-for-12 reverse stock split in 2020.) In March 2021, our board of directors voted to replace the existing director stock plan with a new plan that would provide for the award of stock to non-employee members of our board of directors, and up to a maximum of 100,000 shares could be awarded.  The new plan was approved at our May 2021 shareholder meeting, at which time the prior director stock plan terminated.  We awarded 4,000 shares under this new plan in 2021, and at December 31, 2021, 96,000 shares are available for future award under this new plan.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2021, Kronos, NL and CompX had 120,200, 66,150 and 136,450 shares of their respective common stock available for future award under respective plans.

Accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) attributable to Valhi stockholders comprises changes in equity as presented in the table below.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$1.7	$1.7	$1.8
Other comprehensive income:
Unrealized gain (loss) arising during the year	—	.1	(.1)
Balance at end of year	$1.7	$1.8	$1.7
Currency translation:
Balance at beginning of year	$(75.6)	$(76.8)	$(67.4)
Other comprehensive gain (loss) arising during the year	(1.2)	9.4	(4.8)
Balance at end of year	$(76.8)	$(67.4)	$(72.2)
Defined benefit pension plans:
Balance at beginning of year	$(134.0)	$(146.6)	$(154.1)
Other comprehensive loss:
Amortization of prior service cost and net losses included in net periodic pension cost	7.2	9.8	10.7
Net actuarial gain (loss) arising during the year	(19.8)	(17.3)	22.5
Balance at end of year	$(146.6)	$(154.1)	$(120.9)
OPEB plans:
Balance at beginning of year	$1.7	$1.0	$.3
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.8)	(.8)	(.3)
Net actuarial gain arising during the year	.1	.1	.1
Balance at end of year	$1.0	$.3	$.1
Total accumulated other comprehensive loss:
Balance at beginning of year	$(206.2)	$(220.7)	$(219.4)
Other comprehensive income (loss)	(14.5)	1.3	28.1
Balance at end of year	$(220.7)	$(219.4)	$(191.3)

See Note 11 for amounts related to our defined benefit pension plans and Note 10 for amounts related to our OPEB plans.

Note 17 – Related party transactions:

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

From time to time, we may have loans and advances outstanding between us and various related parties, including Contran, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. See Note 9 for more information on the Valhi credit facility with Contran. We paid Contran $19.9 million, $14.2 million and $10.4 million in interest on borrowings and unused commitment fees under credit facilities in 2019, 2020 and 2021, respectively.

Under the terms of various intercorporate services agreements (“ISAs”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of the time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We negotiate fees annually, and agreements renew quarterly. The net ISA fees charged to us by Contran aggregated $43.9 million in 2019, $41.3 million in 2020 and $41.0 million in 2021.

At December 31, 2021, we had an aggregate 16.7 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged. We received $1.9 million in 2019, $1.4 million in 2020 and $1.5 million in 2021 from Contran for this pledge.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. Tall Pines Insurance Company, our subsidiary, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(excellent) for substantially all of the risks it underwrites. EWI RE, Inc., our subsidiary, brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants prior to NL’s sale of EWI’s insurance and risk management business to a third party in November 2019. Consistent with insurance industry practices, Tall Pines receives commissions from reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites, and prior to November 2019 EWI received commissions from the insurance and reinsurance underwriters for the policies that it brokered. We received cash payments under the group insurance program from Contran and certain other affiliates not members of our consolidated financial reporting group of $.7 million in 2019. These amounts principally represent insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers. These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. Following the sale of EWI’s insurance and risk management business, Contran engaged the third-party insurance broker that purchased the business to provide many of the services previously provided by EWI and we continue to utilize Tall Pines to underwrite certain insurance risks. The aggregate amount paid under the group insurance program by us, our subsidiaries and our joint venture in 2020 and 2021 was $23.1 million and $27.1 million, respectively. The aggregate amounts paid under the program in 2020 and 2021 principally represent premiums for insurance, but also includes payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, and amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2022.

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

Contran and certain of its subsidiaries participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established. Pursuant to the program, Contran and certain of its subsidiaries, as a group, share information technology data recovery services. The program apportions its costs among the participating companies. We paid Contran $.2 million in 2019 and $.3 million in each of 2020 and 2021 for such services. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.1 million in 2019 and $.4 million in each of 2020 and 2021 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2022.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2020	2021

	(In millions)
Current receivables from affiliates:
Contran trade items	$1.7	$.1
LPC	—	15.8
Other	2.8	2.6
Total	$4.5	$18.5
Current payables to affiliates:
LPC	$19.3	$17.3
Contran income taxes	8.3	1.5
Total	$27.6	$18.8
Noncurrent payable to affiliates:
Contran - income taxes	$50.4	$44.5
Payables to affiliate included in long-term debt:
Valhi - Contran credit facility	$270.7	$172.9

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 7. Purchases of TiO2 from LPC were $176.2 million in 2019, $167.8 million in 2020 and $188.6 million in 2021. Sales of feedstock to LPC were $84.1 million in 2019, $84.2 million in 2020 and $85.4 million in 2021. The noncurrent payable to Contran for income taxes is discussed in Note 14.

Note 18 – Commitments and contingencies:

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). NL’s sixth installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). Pursuant to the settlement agreement, also during the third quarter of 2019 NL placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Consolidated Balance Sheets.

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019. For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019). NL made the initial $25.0 million payment in September 2019 and the first and second annual installment payments of $12.0 million each in September 2020 and 2021. We recognized an aggregate of $.6 million in accretion expense in the second half of 2019 and an aggregate of $1.3 million and $1.1 million in 2020 and 2021, respectively.

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

Certain properties and facilities used in our former operations (primarily NL’s former operations), including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors and NL or its predecessors, subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are occasionally named as a party in a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Actual costs could exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and costs may be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2020 and December 31, 2021, we had not recognized any material receivables for recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental and related costs. The timing of payments depends upon a number of factors, including but not limited to the timing of the actual remediation process; which in turn depends on factors outside of our control. At each balance sheet date, we estimate the amount of the accrued environmental and related costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability. We classify the remaining accrued environmental costs as a noncurrent liability.

The table below presents a summary of the activity in our accrued environmental costs during 2019, 2020, and 2021.

	Years ended December 31,
	2019	2020	2021

	(In millions)
Balance at the beginning of the year	$103.4	$99.7	$98.6
Additions charged to expense, net	.3	.7	1.6
Payments, net	(4.0)	(1.9)	(2.5)
Changes in currency exchange rates and other	—	.1	(.1)
Balance at the end of the year	$99.7	$98.6	$97.6
Amounts recognized in our Consolidated Balance Sheet at the end of the year:
Current liabilities	$4.5	$3.4	$3.5
Noncurrent liabilities	95.2	95.2	94.1
Total	$99.7	$98.6	$97.6

NL. On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2021, NL had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2021, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other. We have also accrued approximately $5 million at December 31, 2021 for other environmental cleanup matters which represents our best estimate of the liability.

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

Other litigation

In addition to the litigation described above, we and our affiliates are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for our environmental matters. We currently believe that the disposition of all of these various other claims and disputes (including asbestos-related claims), individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Other matters

Concentrations of credit risk – Sales of TiO2 accounted for approximately 94% of our Chemicals Segment’s sales in 2019, 93% in 2020 and 92% in 2021. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to approximately 4,000 customers, with the top ten customers approximating 36% of our Chemicals Segment’s net sales in 2019, 34% in 2020 and 32% in 2021. In 2019 and 2020 one customer accounted for approximately 10% of our Chemicals Segment’s net sales. Our Chemicals Segment did not have sales to a single customer comprising 10% or more of its net sales in 2021. The table below shows the approximate percentage of our Chemicals Segment’s TiO2 sales by volume for its significant markets, Europe and North America, for the last three years.

	2019	2020	2021
Europe	46%	46%	46%
North America	34%	36%	37%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s Segment accounted for approximately 47% of our Component Products Segment’s sales in 2019, 48% in 2020 and 51% in 2021. One customer of the security products reporting unit accounted for approximately 14% of the Component Products Segment’s total sales in 2019, 17% in 2020 and 16% in 2021.

Our Real Estate Management and Development Segment’s revenues are land sales income and water and electric delivery fees. During 2019 we had sales to three customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales related to land sales and one customer related to water delivery sales. During 2020 we had sales to one customer that exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales. During 2021 we had sales to three customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales.

Long-term contracts – Our Chemicals Segment has long-term supply contracts that provide for certain of its TiO2 feedstock requirements through 2023. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $800 million over the life of the contracts in years subsequent to December 31, 2021 (including approximately $500 million committed to be purchased in 2022). In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $64 million at December 31, 2021 (including $29 million committed to be purchased in 2022).

Income taxes – Prior to 2019, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

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

Note 19 – Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments by the ASC Topic 820 categories as of December 31, 2020 and 2021:

	Fair Value Measurements
		Quoted	Significant
		Prices in	Other
		Active	Observable
		Markets	Inputs
	Total	(Level 1)	(Level 2)

	(In millions)
December 31, 2020:
Marketable securities:
Current	$4.4	$—	$4.4
Noncurrent	2.9	.2	2.7
December 31, 2021:
Marketable securities:
Current	$2.6	$—	$2.6
Noncurrent	3.3	2.0	1.3

See Note 6 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2020 and 2021:

	December 31, 2020		December 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$570.3	$570.3	$792.9	$792.9
Deferred payment obligation	1.3	1.3	—	—
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	485.7	499.9	448.8	460.2
Valhi credit facility with Contran	270.7	270.7	172.9	172.9
BMI bank note payable	16.3	16.9	15.4	15.9
LandWell bank note payable	14.2	14.2	13.5	13.5

At December 31, 2021, the estimated market price of Kronos’ Senior Notes was €1,018 per €1,000 principal amount. The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the Senior Notes trade were not active.   Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 10.