Form 10-Q
period 2022-03-31
VALHI INC /DE/
filed 2022-05-05
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on April 29, 2022:  28,277,093

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	March 31,
	2021	2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$698.4	$640.0
Restricted cash equivalents	52.6	55.9
Marketable securities	2.6	2.2
Accounts and other receivables, net	403.7	443.3
Inventories, net	458.7	493.1
Prepaid expenses and other	57.2	69.7
Total current assets	1,673.2	1,704.2

Other assets:
Investment in TiO2 manufacturing joint venture	101.9	105.7
Goodwill	379.7	379.7
Deferred income taxes	86.8	79.1
Other assets	200.0	190.7
Total other assets	768.4	755.2

Property and equipment:
Land	50.3	50.6
Buildings	252.6	250.0
Equipment	1,194.6	1,192.6
Mining properties	26.3	23.2
Construction in progress	82.9	90.3
	1,606.7	1,606.7
Less accumulated depreciation and amortization	1,043.1	1,042.8
Net property and equipment	563.6	563.9
Total assets	$3,005.2	$3,023.3

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	March 31,
	2021	2022
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.1	$3.1
Accounts payable and accrued liabilities	448.1	428.9
Income taxes	12.3	19.0
Total current liabilities	463.5	451.0

Noncurrent liabilities:
Long-term debt	649.9	638.2
Deferred income taxes	46.2	44.9
Payable to affiliate - income taxes	44.5	44.5
Accrued pension costs	291.1	285.9
Accrued environmental remediation and related costs	94.1	94.1
Other liabilities	257.5	243.7
Total noncurrent liabilities	1,383.3	1,351.3

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.0	670.4
Retained earnings	401.1	444.3
Accumulated other comprehensive loss	(191.3)	(185.4)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	829.5	880.0
Noncontrolling interest in subsidiaries	328.9	341.0
Total equity	1,158.4	1,221.0
Total liabilities and equity	$3,005.2	$3,023.3

Commitments and contingencies (Notes 6, 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Revenues and other income:
Net sales	$509.0	$629.0
Other income, net	7.0	—
Total revenues and other income	516.0	629.0
Cost and expenses:
Cost of sales	399.7	458.3
Selling, general and administrative	70.9	77.2
Other components of net periodic pension and OPEB expense	4.3	3.3
Interest	8.6	6.9
Total costs and expenses	483.5	545.7
Income before income taxes	32.5	83.3
Income tax expense	8.0	19.9
Net income	24.5	63.4
Noncontrolling interest in net income of subsidiaries	9.7	18.0
Net income attributable to Valhi stockholders	$14.8	$45.4

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$.52	$1.59

Basic and diluted weighted average shares outstanding	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Net income	$24.5	$63.4
Other comprehensive income (loss), net of tax:
Currency translation	1.7	5.8
Defined benefit pension plans	3.4	2.4
Other	(.2)	(.2)
Total other comprehensive income, net	4.9	8.0
Comprehensive income	29.4	71.4
Comprehensive income attributable to noncontrolling interest	11.0	20.1
Comprehensive income attributable to Valhi stockholders	$18.4	$51.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2021 and 2022 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2020	$—	$.3	$668.3	$282.9	$(219.4)	$(49.6)	$324.4	$1,006.9
Net income	—	—	—	14.8	—	—	9.7	24.5
Other comprehensive income, net	—	—	—	—	3.6	—	1.3	4.9
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(4.8)	(4.8)
Cash dividends - $.08 per share	—	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	—	.9	—	—	—	(1.6)	(.7)

Balance at March 31, 2021	$—	$.3	$669.2	$295.5	$(215.8)	$(49.6)	$329.0	$1,028.6

Balance at December 31, 2021	$—	$.3	$669.0	$401.1	$(191.3)	$(49.6)	$328.9	$1,158.4
Net income	—	—	—	45.4	—	—	18.0	63.4
Other comprehensive income, net	—	—	—	—	5.9	—	2.1	8.0
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5.2)	(5.2)
Cash dividends - $.08 per share	—	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	—	1.4	—	—	—	(2.8)	(1.4)

Balance at March 31, 2022	$—	$.3	$670.4	$444.3	$(185.4)	$(49.6)	$341.0	$1,221.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$24.5	$63.4
Depreciation and amortization	14.7	14.8
Benefit plan expense greater than cash funding	3.5	1.8
Deferred income taxes	1.3	3.1
Contributions to TiO2 manufacturing joint venture, net	(3.4)	(3.8)
Other, net	.9	2.7
Change in assets and liabilities:
Accounts and other receivables, net	(29.7)	(43.9)
Land held for development, net	(4.9)	7.1
Inventories, net	35.7	(35.3)
Accounts payable and accrued liabilities	(2.0)	(37.7)
Income taxes	1.9	7.1
Accounts with affiliates	4.5	8.1
Other, net	9.6	(10.2)
Net cash provided by (used in) operating activities	56.6	(22.8)
Cash flows from investing activities:
Capital expenditures	(11.5)	(16.2)
Purchases of marketable securities	(.9)	(.1)
Proceeds from disposal of marketable securities	3.0	.8
Other, net	2.1	—
Net cash used in investing activities	(7.3)	(15.5)
Cash flows from financing activities:
Principal payments on indebtedness	(3.9)	(5.9)
Valhi cash dividends paid	(2.2)	(2.2)
Distributions to noncontrolling interest in subsidiaries	(4.8)	(5.2)
Subsidiary treasury stock acquired	(.8)	(1.1)
Net cash used in financing activities	(11.7)	(14.4)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	37.6	(52.7)
Effect of exchange rates on cash	(7.0)	(.4)
Balance at beginning of period	570.3	792.9
Balance at end of period	$600.9	$739.8
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$12.0	$10.2
Income taxes, net	3.9	6.2
Noncash investing activities:
Change in accruals for capital expenditures	2.4	3.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at March 31, 2022. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2022, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the SEC on March 10, 2022 (the “2021 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	March 31, 2022
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Net sales:
Chemicals	$465.0	$562.9
Component products	35.9	42.1
Real estate management and development	8.1	24.0
Total net sales	$509.0	$629.0
Cost of sales:
Chemicals	$369.7	$413.9
Component products	24.9	30.0
Real estate management and development	5.1	14.4
Total cost of sales	$399.7	$458.3
Gross margin:
Chemicals	$95.3	$149.0
Component products	11.0	12.1
Real estate management and development	3.0	9.6
Total gross margin	$109.3	$170.7
Operating income:
Chemicals	$37.7	$86.4
Component products	5.8	6.3
Real estate management and development	7.8	8.0
Total operating income	51.3	100.7
General corporate items:
Interest income and other	.9	.9
Other components of net periodic pension and OPEB expense	(4.3)	(3.3)
Changes in market value of Valhi common stock held by subsidiaries	1.3	.1
General expenses, net	(8.1)	(8.2)
Interest expense	(8.6)	(6.9)
Income before income taxes	$32.5	$83.3

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Infrastructure reimbursement is included in the determination of Real Estate Management and Development operating income. See Note 11.

Note 3 – Accounts and other receivables, net:

	December 31,	March 31,
	2021	2022

	(In millions)
Trade accounts receivable:
Kronos	$326.3	$374.1
CompX	15.6	17.8
BMI/LandWell	2.8	2.0
VAT and other receivables	38.0	30.3
Refundable income taxes	4.5	4.0
Receivables from affiliates:
Louisiana Pigment Company, L.P. ("LPC")	15.8	15.2
Contran - trade items	.1	.3
Other - trade items	2.6	2.8
Allowance for doubtful accounts	(2.0)	(3.2)
Total	$403.7	$443.3

Note 4 – Inventories, net:

	December 31,	March 31,
	2021	2022

	(In millions)
Raw materials:
Chemicals	$76.3	$97.1
Component products	5.0	6.1
Total raw materials	81.3	103.2
Work in process:
Chemicals	30.4	35.6
Component products	16.8	17.7
Total in-process products	47.2	53.3
Finished products:
Chemicals	246.4	249.8
Component products	3.8	4.3
Total finished products	250.2	254.1
Supplies (chemicals)	80.0	82.5
Total	$458.7	$493.1

Note 5 – Other assets:

	December 31,	March 31,
	2021	2022

	(In millions)
Other noncurrent assets:
Restricted cash and cash equivalents	$41.9	$43.9
Note receivables - OPA	38.7	36.0
Land held for development	36.0	31.0
IBNR receivables	34.4	29.9
Operating lease right-of-use assets	19.9	21.5
Pension asset	9.0	9.5
Marketable securities	3.3	2.9
Other	16.8	16.0
Total	$200.0	$190.7

Note 6 – Long-term debt:

	December 31,	March 31,
	2021	2022

	(In millions)
Valhi:
Contran credit facility	$172.9	$167.2
Subsidiary debt:
Kronos:
Senior Secured Notes	448.8	442.9
BMI:
Bank loan Western Alliance Bank	15.4	15.4
LandWell:
Note payable to Western Alliance Business Trust	13.5	13.5
Other	2.4	2.3
Total subsidiary debt	480.1	474.1
Total debt	653.0	641.3
Less current maturities	(3.1)	(3.1)
Total long-term debt	$649.9	$638.2

Valhi – Contran credit facility – During the first three months of 2022, we had no borrowings and repaid $5.7 million under this facility. The average interest rate on the existing balance for the three months ended March 31, 2022 was 4.29%. At March 31, 2022, the interest rate was 4.5% and $57.8 million was available for borrowing under this facility.

Kronos – Senior Notes – At March 31, 2022, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $3.2 million.

Revolving credit facility – During the first three months of 2022, Kronos had no borrowings or repayments under its $225 million global revolving credit facility (“Global Revolver”) and at March 31, 2022, the full $225 million was available for borrowing under the Global Revolver.

Other – We are in compliance with all of our debt covenants at March 31, 2022.

Note 7 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2021	2022

	(In millions)
Accounts payable:
Kronos	$143.6	$132.5
CompX	3.4	5.1
BMI and LandWell	5.3	10.3
Other	.4	.4
Total	152.7	148.3
Payables to affiliates:
Contran - income taxes	1.5	4.4
LPC	17.3	20.8
Accrued litigation settlement	11.8	11.9
Deferred income	125.8	120.5
Employee benefits	39.9	37.0
Accrued sales discounts and rebates	28.7	11.1
Interest	5.3	1.4
Operating lease liabilities	3.7	3.9
Environmental remediation and related costs	3.5	3.5
Other	57.9	66.1
Total	$448.1	$428.9

The accrued litigation settlement is discussed in Note 15.

Note 8 – Other noncurrent liabilities:

	December 31,	March 31,
	2021	2022

	(In millions)
Deferred income	$81.6	$73.8
Accrued development costs	55.4	54.1
Accrued litigation settlement	38.5	38.7
Insurance claims and expenses	36.4	32.0
Operating lease liabilities	15.8	17.2
Other postretirement benefits	10.2	10.2
Employee benefits	6.1	5.9
Reserve for uncertain tax positions	3.5	4.8
Other	10.0	7.0
Total	$257.5	$243.7

The accrued litigation settlement is discussed in Note 15.

Note 9 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Net sales - point of origin:
United States	$253.9	$326.4
Germany	231.2	276.5
Canada	97.2	96.4
Belgium	66.5	92.8
Norway	71.0	78.4
Eliminations	(254.8)	(307.6)
Total	$465.0	$562.9

Net sales - point of destination:
Europe	$227.3	$269.5
North America	145.3	179.9
Other	92.4	113.5
Total	$465.0	$562.9

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Component Products:
Net sales:
Security products	$25.9	$29.6
Marine components	10.0	12.5
Total	$35.9	$42.1
Real Estate Management and Development:
Net sales:
Land sales	$6.6	$22.2
Water delivery	1.0	1.5
Utility and other	.5	.3
Total	$8.1	$24.0

Note 10 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Service cost	$3.8	$3.0
Interest cost	2.4	3.2
Expected return on plan assets	(3.4)	(3.5)
Recognized actuarial losses	5.4	3.8
Total	$8.2	$6.5

We expect to contribute the equivalent of approximately $20 million to all of our defined benefit pension plans during 2022.

Note 11 – Other income, net:

	Three months ended
	March 31,
	2021	2022

	(In millions)
Interest income and other:
Interest and dividends	$.9	$1.1
Securities transactions, net	—	(.2)
Total	.9	.9
Infrastructure reimbursements	6.2	—
Currency transactions, net	(.5)	(1.5)
Other, net	.4	.6
Total	$7.0	$—

Infrastructure reimbursement – As disclosed in Note 7 to our 2021 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. During the first three months of 2021, LandWell received approval for additional tax increment reimbursement of $6.2 million which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

Note 12 – Income taxes:

	Three months ended
	March 31,
	2021	2022

	(In millions)
Expected tax expense at U.S. federal statutory income tax rate of 21%	$6.8	$17.5
Non-U.S. tax rates	.8	2.1
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(1.1)	(.9)
Valuation allowance	1.2	.6
Global intangible low-tax income, net	.5	.7
Adjustment to the reserve for uncertain tax positions, net	(.4)	(.7)
U.S. state income taxes and other, net	.2	.6
Income tax expense	$8.0	$19.9

Comprehensive provision for income taxes allocable to:
Net income	$8.0	$19.9
Other comprehensive income (loss):
Currency translation	.2	.7
Pension plans	2.1	1.4
Other	(.1)	.2
Total	$10.2	$22.2

The amount shown in the preceding table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate. The amount shown on such table for incremental net tax benefit on earnings and losses on non-U.S. and non-tax group companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current year earnings of all our Chemicals Segment’s non-U.S. subsidiaries, (ii) current U.S. income taxes (or current income tax benefit) including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our Chemicals Segment’s non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code, (iii) deferred income taxes associated with our direct investment in Kronos and (iv) current and deferred income taxes associated with distributions and earnings from our investments in LandWell and BMI.

Tax authorities are examining certain of our U.S. and non-U.S. income tax returns and may propose tax deficiencies, including penalties and interest. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will decrease by approximately $3.7 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 13 – Noncontrolling interest in subsidiaries:

	December 31,	March 31,
	2021	2022

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$226.6	$232.3
NL Industries	75.7	78.7
CompX International	22.5	22.8
BMI	8.3	9.5
LandWell	(4.2)	(2.3)
Total	$328.9	$341.0

	Three months ended March 31,
	2021	2022

	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$3.8	$11.1
NL Industries	2.3	3.2
CompX International	.6	.6
BMI	1.1	1.2
LandWell	1.9	1.9
Total	$9.7	$18.0

Note 14 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of period	$1.8	$1.7
Other comprehensive income:
Unrealized gain arising during the period	—	—
Balance at end of period	$1.8	$1.7
Currency translation:
Balance at beginning of period	$(67.4)	$(72.2)
Other comprehensive gain arising during the period	1.3	4.2
Balance at end of period	$(66.1)	$(68.0)
Defined benefit pension plans:
Balance at beginning of period	$(154.1)	$(120.9)
Other comprehensive loss:
Amortization of prior service cost and net losses included in net periodic pension cost	2.5	1.8
Balance at end of period	$(151.6)	$(119.1)
OPEB plans:
Balance at beginning of period	$.3	$.1
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.2)	(.1)
Balance at end of period	$.1	$—
Total accumulated other comprehensive loss:
Balance at beginning of period	$(219.4)	$(191.3)
Other comprehensive income	3.6	5.9
Balance at end of period	$(215.8)	$(185.4)

Other – During the first three months of 2022, Kronos acquired an additional 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million which are accounted for as Kronos’ treasury stock at March 31, 2022.  At March 31, 2022, approximately 1.5 million shares were available for repurchase under Kronos’ prior repurchase authorizations.

During the first three months of 2021, CompX acquired 50,000 shares of its Class A common stock in a market transaction for approximately $.8 million. At March 31, 2022, approximately .6 million shares were available for repurchase under CompX’s prior repurchase authorizations.

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

NL believes these actions are without merit, and intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable we have incurred any liability with respect to pending lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

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

Accordingly, we do not have any amounts accrued for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to NL which may result, if any, cannot be reasonably estimated at this time because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL has four annual installment payments remaining ($12.0 million for the next three installments and $16.7 million for the final installment). NL’s final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). See Note 18 to our 2021 Annual Report.

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

Certain properties and facilities used in our former operations (primarily NL’s former operations), including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, and NL or its predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are occasionally named as a party in a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2022.

Amount
(In millions)

Balance at the beginning of the period	$97.6
Additions charged to expense, net	.3
Payments, net	(.3)
Balance at the end of the period	$97.6
Amounts recognized in the Consolidated Balance Sheet at the end of the period:
Current liabilities	$3.5
Noncurrent liabilities	94.1
Total	$97.6

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2022, NL had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2022, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at March 31, 2022 for other environmental cleanup matters which represents our best estimate of the liability.

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

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, please refer to our 2021 Annual Report.

Other litigation

In addition to the litigation described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for our environmental matters. We currently believe the disposition of all of these various other claims and disputes (including asbestos-related claims), individually and in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Note 16 – Fair value measurements and financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		March 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$792.9	$792.9	$739.8	$739.8
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	448.8	460.2	442.9	435.7
Valhi credit facility with Contran	172.9	172.9	167.2	167.2
BMI bank note payable	15.4	15.9	15.4	15.9
LandWell bank note payable	13.5	13.5	13.5	13.5

At March 31, 2022, the estimated market price of Kronos’ Senior Notes was €977 per €1,000 principal amount. The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values. See Note 6. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

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

Operations Overview

Quarter Ended March 31, 2022 Compared to the Quarter Ended March 31, 2021 –

We reported net income attributable to Valhi stockholders of $45.4 million or $1.59 per diluted share in the first quarter of 2022 compared to net income of $14.8 million or $.52 per diluted share in the first quarter of 2021. As discussed more fully below, our net income attributable to Valhi stockholders increased from 2021 to 2022 primarily due to higher operating income from our Chemicals Segment.

Our diluted net income per share in the first quarter of 2021 includes income of $.11 per share related to a Real Estate Management and Development Segment tax infrastructure reimbursement.

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

Segment Operating Results – 2022 Compared to 2021 –

Chemicals –

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if our Chemicals Segment and its competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our Chemicals Segment’s customers. We believe our Chemicals Segment’s customers’ inventory levels are influenced in part by their expectations for future changes in TiO2 selling prices as well as their expectations for future availability of product. Although certain of our Chemicals Segment’s TiO2 grades are considered specialty pigments, the majority of its grades and substantially all of its production are considered commodity pigment products with price and availability being the most significant competitive factors along with product quality and customer and technical support services.

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

Key performance indicators are our Chemicals Segment’s TiO2 average selling prices, the level of TiO2 sales and production volumes, and the cost of our Chemicals Segment’s titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends and selling prices will increase or decrease generally as a result of competitive market pressures.

	Three months ended March 31,
	2021	2022	% Change

	(Dollars in millions)
Net sales	$465.0	$562.9	21%
Cost of sales	369.7	413.9	12
Gross margin	$95.3	$149.0	56
Operating income	$37.7	$86.4	129
Percent of net sales:
Cost of sales	79%	74%
Gross margin	21	26
Operating income	8	15
TiO2 operating statistics:
Sales volumes*	141	144	2%
Production volumes*	130	138	6

Percent change in TiO2 net sales:
TiO2 product pricing			24%
TiO2 sales volumes			2
TiO2 product mix/other			—
Changes in currency exchange rates			(5)
Total			21%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2022 with average TiO2 selling prices 16% higher than at the beginning of 2021 and average TiO2 selling prices increased 7% in the first quarter of 2022 in response to customer demand and its rising production costs. Our Chemicals Segment experienced higher sales volumes in its North American, European and Latin American markets in the first three months of 2022 as compared to the same period of 2021.

Our Chemicals Segment operated its production facilities at full practical capacity in the first quarter of 2022 compared to an average capacity rate of 97% in the first quarter of 2021.

Net Sales – Our Chemicals Segment’s net sales in the first quarter of 2022 increased 21%, or $97.9 million, compared to the first quarter of 2021 primarily due to a 24% increase in average TiO2 selling prices (which increased net sales by approximately $112 million) and a 2% increase in sales volumes (which increased net sales by approximately $9 million). We estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $22 million in the first quarter of 2022 as compared to the first quarter of 2021. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 2% in the first quarter of 2022 as compared to the first quarter of 2021 due to the effects of continuing high demand and improvements in its delivery and distribution network in 2022.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales increased $44.2 million, or 12%, in the first quarter of 2022 compared to the first quarter of 2021 due to the net effects of higher production costs of approximately $64 million (including higher costs for raw materials and energy), a 2% increase in sales volumes and more favorable absorption of fixed costs due to a 6% increase in production volumes.  Our Chemicals Segment’s cost of sales as a percentage of net sales improved to 74% in the first quarter of 2022 compared to 79% in the same period of 2021 as the favorable effects of higher average TiO2 selling prices and increased coverage of fixed costs from higher production more than offset the unfavorable impact of higher production costs including higher raw material and energy costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 26% in the first quarter of 2022 compared to 21% in the first quarter of 2021. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to the net effects of higher average TiO2 selling prices, higher production and sales volumes, higher production costs and changes in currency exchange rates.

Operating Income – Our Chemicals Segment’s operating income increased by $48.7 million, or 129%, in the first quarter of 2022 compared to the first quarter of 2021. Operating income as a percentage of net sales increased to 15% in the first quarter of 2022 from 8% in the same period of 2021 as a result of the factors impacting gross margin discussed above. We estimate changes in currency exchange rates decreased our Chemicals Segment’s operating income by approximately $5 million in the first quarter of 2022 as compared to the same period in 2021, as discussed in the Currency Exchange Rates section below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.3 million in the first three months of 2022 and $.4 million in the same period of 2021, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2022 vs March 31, 2021
				Translation
				losses -	Total currency
	Transaction losses recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(22)	$(22)
Operating income	(1)	(2)	(1)	(4)	(5)

The $22 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction losses of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $4 million from net currency translation losses primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on our Chemicals Segment’s euro-denominated sales more than offset the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2022 as compared to 2021.

Outlook – Based on current market conditions, we expect global demand for consumer products, including those of our Chemicals Segment’s customers, to remain strong throughout the remainder of 2022. Therefore, we expect our Chemicals Segment to continue to produce at full practical capacity and to match sales volumes with production volumes which would result in lower sales volumes in 2022 as compared to 2021 based on current inventory levels. Our Chemicals Segment continues to experience disruptions in global supply chains including availability of certain third-party feedstock and other raw materials along with certain transportation and logistics delays. Thus far our Chemicals Segment has managed through these disruptions with minimal impact on its operations; however, our Chemicals Segment expects these challenges to continue for the foreseeable future. Our Chemicals Segment experienced increases in its feedstock costs in the first quarter of 2022 as compared to the same period in 2021, and our Chemicals Segment expects its feedstock costs to continue to increase for the remainder of 2022 as compared to its average 2021 costs. In addition to feedstock cost increases, our Chemicals Segment continues to experience increasing production costs, including higher raw material and related shipping costs and significantly higher energy and utility costs, especially in Europe, all of which are likely to continue throughout 2022. At the beginning of 2022, our Chemicals Segment’s average TiO2 selling prices were 16% higher than at the beginning of 2021 and average TiO2 selling prices increased 7% in the first quarter of 2022. Our Chemicals Segment expects strong demand will support increasing selling prices for TiO2 throughout 2022, sufficient to mitigate the effects of increases in distribution, raw material, energy and other production costs. We expect our Chemicals Segment’s 2022 sales and operating income will be higher than in 2021; however, increasing costs will continue to challenge margins. Our Chemicals Segment continues to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on a number of factors outside our control. As noted above, our Chemicals Segment has experienced global supply chain disruptions; and future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, or related possible shipping delays, and the timing and effectiveness of the global measures deployed to fight COVID-19 and its variants, all of which remain uncertain and cannot be predicted.

Component Products –

Our Component Products Segment’s product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on its ability to quantify the impact of changes in individual product sales quantities and selling prices on the segment’s net sales, cost of sales and gross margin. In addition, small variations in period-to-period net sales, cost of sales and gross margin can result from changes in the relative mix of our Component Products Segment’s products sold. The key performance indicator for our Component Products Segment is operating income and margins.

In the first quarter of 2022 our Component Products Segment’s operating income increased to $6.3 million compared to $5.8 million in the first quarter of 2021. The increase in our Component Products Segment’s operating income in the first quarter of 2022 compared to 2021 is primarily due to higher sales for both the security products and marine components reporting units somewhat offset by increased production costs.

	Three months ended March 31,
	2021	2022	% Change

	(Dollars in millions)
Net sales:
Security products	$25.9	$29.6	14%
Marine components	10.0	12.5	24
Total net sales	35.9	42.1	17
Cost of sales	24.9	30.0	20
Gross margin	$11.0	$12.1	9
Operating income	$5.8	$6.3	8

Percent of net sales:
Cost of sales	69%	71%
Gross margin	31	29
Operating income	16	15

Net Sales – Our Component Products Segment’s net sales increased $6.2 million in the first quarter of 2022 compared to the same period in 2021 due to higher security products sales across a variety of markets and, to a lesser extent, higher marine components sales primarily to the towboat market. Relative to the first quarter of 2021, security products’ sales were $1.4 million higher to the government security market, $.9 million higher to distributors, and $.7 million higher to the office furniture market. Marine components’ sales increased in the first quarter of 2022 compared to the same period last year primarily due to increased sales of $2.0 million to several original equipment boat manufacturers in the towboat market.

Costs of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales increased 2% in the first quarter of 2022 compared to the same period in 2021 and, as a result, gross margin as a percentage of net sales decreased over the same period. Gross margin percentage decreased in the first quarter of 2022 compared to the same period in 2021 due to increased production costs at both security products and marine components. Security products’ gross margin as a percentage of net sales for the first quarter of 2022 declined as compared to 2021 as increased coverage of fixed costs from higher sales were more than offset by higher production costs including increased raw material costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs due to higher wages, overtime costs and increased headcount. Marine components’ gross margin as a percentage of net sales decreased in the first quarter of 2022 compared to the same period last year due to higher cost of sales driven by higher raw materials (primarily stainless steel and aluminum), higher shipping costs, and increased labor costs resulting from higher wages, overtime costs and increased headcount, partially offset by increased coverage of fixed costs from higher sales.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the first quarter of 2022 decreased slightly compared to the same period of 2021 due to the factors impacting gross margin, partially offset by increased coverage of operating costs and expenses from higher sales.

Outlook – During the first quarter of 2022, our Component Products Segment experienced strong demand at both the security products and marine components reporting units. Our Component Products Segment operated its manufacturing facilities at elevated production rates during the quarter in line with improved demand, although labor markets are tight in each of the regions in which it operates and, as a result, our Component Products Segment has experienced and continues to have challenges maintaining staffing levels aligned with current and forecasted demand, particularly at its marine components reporting unit.

Based on current market conditions, our Component Products Segment expects demand levels to remain strong in 2022 and we expect to report increased net sales and operating income for the segment in 2022 compared to 2021. Our Component Products Segment’s supply chains remain intact, although the current global and domestic supply chain disruptions continue to present challenges in sourcing certain raw materials due to increased lead times, availability shortages and transportation and logistics delays. Thus far our Component Products Segment has been able to manage through these disruptions with minimal impact on its operations.  In addition, our Component Products Segment is experiencing increased production costs including higher labor, shipping, and increasing costs of many of the raw materials it uses including zinc, brass, stainless steel and aluminum. In response, our Component Products Segment implemented price increases and surcharges; however, the extent to which the price increases and surcharges will mitigate the rising costs is uncertain and it expects increasing production costs will continue to pressure gross margins in 2022 as inventory costs are expected to remain above prior year costs for the foreseeable future. Our Component Products Segment’s operations teams meet frequently to ensure they are taking appropriate actions to minimize material or supply related operational disruptions, manage inventory levels, improve operating margins and maintain a safe working environment for all its employees.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be global and domestic supply chain challenges and any future impacts on our Component Products Segment’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, demand for its products and the timing and effectiveness of the global measures deployed to fight COVID-19, particularly in China, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development  –

	Three months ended
	March 31,
	2021	2022

	(In millions)
Net sales:
Land sales	$6.6	$22.2
Water delivery sales	1.0	1.5
Utility and other	.5	.3
Total net sales	8.1	24.0
Cost of sales	5.1	14.4
Gross margin	$3.0	$9.6
Operating income	$7.8	$8.0

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

LandWell began marketing land for sale in the residential/planned community in December 2013 and at March 31, 2022 approximately 115 saleable acres remain, including approximately 70 acres in escrow.  LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at March 31, 2022 approximately 50 saleable acres remain. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or in escrow, in most instances buyers can cancel the escrow agreement with no financial penalties until shortly before the closing date. Land sales may be completed but we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. We expect substantially all of the land in the residential/planned community will be sold by the end of 2022; however, we expect the development work to take three to five years to complete.

Net Sales and Operating Income – A substantial portion of the net sales from our Real Estate Management and Development Segment in the first quarters of 2021 and 2022 consisted of revenues from land sales. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods and substantially all of the land sales revenue we recognized in 2021 and 2022 was under this method of revenue recognition. The contracts on these sales (both within the planned community and otherwise) include approximately 965 acres of the residential planned community and certain other acreage which closed in December 2013 and through the first quarter of 2022. Land sales revenues were higher in the first quarter of 2022 as compared to the same period in 2021 primarily due to an increase in development activity in 2022 compared to 2021. Cost of sales related to land sales revenues was $13.0 million in the first three months of 2022 compared to $3.7 million in the first three months of 2021. Operating income includes $6.2 million in the first three months of 2021 related to the recognition of tax increment reimbursement note receivables, as discussed in Note 11 to our Condensed Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. We deliver water to several customers under long-term contracts.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. As noted above, if current land sales in escrow close as scheduled, we expect substantially all of the land in the residential/planned community will be sold by the end of 2022.  Because we recognize revenue over time using cost-based inputs, we expect to continue to recognize revenue on land previously sold over the development period, currently expected to take three to five years.  At March 31, 2022 we have deferred revenue of $188.8 million related to previously closed land sales.  Any delays or curtailments in infrastructure development related to post-closing obligation activities will lower the amount of revenue we recognize on previously closed land sales. As noted above, we cannot guarantee land held in escrow will close as currently scheduled because builders can generally cancel without financial penalty until shortly before scheduled closing. In addition, under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the bulk of such construction continuing into 2022 and, as a result of the increase in activity, we expect these land development costs to increase during 2022. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

Our water delivery system operates on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years.  If the lake levels continue to fall it may negatively impact our ability to operate the water system. If we were unable to operate the water system for a sustained period of time, we would consider it a triggering event which would cause us to evaluate the assets of our water system for impairment.  At March 31, 2022 the carrying value of the water system was approximately $16 million.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest – 2022 Compared to 2021

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2021 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a gain of $.1 million in the first quarter of 2022 compared to a gain of $1.3 million in the same period of 2021 in our Condensed Consolidated Statements of Income, which represents the unrealized gain in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Other General Corporate Items – Corporate expenses in the first quarter of 2022 were comparable to the same period of 2021. Included in corporate expense are:

●	litigation fees and related costs at NL of $.6 million in the first quarter of 2022 compared to $.3 million in the first quarter of 2021; and
●	environmental remediation and related costs of $.3 million in the first quarter of 2022 compared to nil in the first quarter of 2021.

Overall, we currently expect that our general corporate expenses in 2022 will be higher than 2021 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

The level of our litigation fees and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 15 to our Condensed Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2022, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

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

Interest Expense – Interest expense of $6.9 million in the first quarter of 2022 decreased $1.7 million compared to the same prior year period primarily due to lower average balances on variable-rate indebtedness in 2022.

We expect interest expense in 2022 will be comparable to 2021 as lower average debt balances will be offset by higher average rates.

Provision for Income Taxes – We recognized income tax expense of $19.9 million in the first quarter of 2022 compared to income tax expense of $8.0 million in the first quarter of 2021. The increase is primarily due to higher earnings in the first quarter of 2022. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2021, we had recognized a deferred income tax liability with respect to our direct investment in Kronos of $45.4 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to recognize (the cap) is $155.4 million. During the first quarter of 2022, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $.3 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such reduction related to our equity in Kronos’ net income during such period. We recognized a similar deferred income tax benefit of $.1 million in the first quarter of 2021. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’

other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 12 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries increased in 2022 compared to 2021 primarily due to increased operating income at Kronos and CompX. See Note 13 to our Condensed Consolidated Financial Statements.

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

Cash used in operating activities was $22.8 million in the first quarter of 2022 compared to cash provided by operating activities of $56.6 million in the first quarter of 2021. This $79.4 million decrease in cash from operating activities was primarily due to the net effect of the following items:

●	a $107.8 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first quarter of 2022;
●	consolidated operating income of $100.7 million in the first quarter of 2022, an increase of $49.4 million compared to operating income of $51.3 million in the first quarter of 2021; and
●	higher net cash paid for income taxes in 2022 of $2.3 million due to increased earnings.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2021 to March 31, 2022 primarily due to relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2021 to March 31, 2022 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first three months of 2022 compared to 2021 and due to supply disruptions and other transportation delays impacting the timing of raw material shipments.
●	CompX’s average DSO decreased from December 31, 2021 to March 31, 2022 primarily as a result of relative changes in the timing of collections.
●	CompX’s average DSI decreased from December 31, 2021 to March 31, 2022 primarily due to sales growth at both the security products and marine components reporting units in the first quarter of 2022.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	March 31,	December 31,	March 31,
	2020	2021	2021	2022
Kronos:
Days sales outstanding	68 days	64 days	65 days	63 days
Days sales in inventory	74 days	56 days	59 days	54 days
CompX:
Days sales outstanding	33 days	43 days	42 days	38 days
Days sales in inventory	75 days	66 days	96 days	85 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$56.7	$(18.6)
Valhi exclusive of subsidiaries	8.6	9.2
CompX	(2.4)	(2.2)
NL exclusive of subsidiaries	6.5	7.7
Tremont	(.7)	(.6)
BMI	.3	1.5
LandWell	9.1	3.5
Eliminations and other	(21.5)	(23.3)
Total	$56.6	$(22.8)

Investing Activities –

We spent $16.2 million in capital expenditures during the first three months of 2022 including:

●	$14.2 million in our Chemicals Segment;
●	$1.7 million in our Component Products Segment; and
●	$.3 million in our Real Estate Management and Development Segment.

Financing Activities –

During the three months ended March 31, 2022:

●	we repaid $5.7 million under the Contran credit facility;
●	we paid aggregate quarterly dividends to Valhi stockholders of $.08 per share ($2.2 million); and
●	Kronos acquired shares of its common stock for an aggregate purchase price of $1.1 million.

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first three months of 2022 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2022, our consolidated indebtedness was comprised of:

●	Valhi’s $167.2 million outstanding on its $225 million credit facility with Contran which is due no earlier than December 31, 2023;
●	€400 million aggregate outstanding on the KII 3.75% Senior Secured Notes ($442.9 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
●	$15.9 million on BMI’s bank loan ($15.4 million carrying amount, net of unamortized debt issuance costs) due through June 2032;
●	$13.5 million on LandWell’s bank loan due in April 2036; and
●	approximately $2.3 million of other indebtedness.

Kronos had no outstanding borrowings at March 31, 2022 on its $225 million global revolving credit facility (“Global Revolver”) and the full $225 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2021 Annual Report. We were in compliance with all of our debt covenants at March 31, 2022. We believe we will be able to maintain compliance with the financial covenants contained in our credit facilities through their maturity.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2023) and long-term obligations (defined as the five-year period ending March 31, 2027). If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2022, we had $57.8 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. At March 31, 2022, the full $225 million was available for borrowing under Kronos’ Global Revolver and Kronos could borrow all available amounts without violating its existing debt covenants. See Note 6 to our Condensed Consolidated Financial Statements.

At March 31, 2022, we had an aggregate of $744.9 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $76.2 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$356.2	$76.2
CompX	70.2	—
NL exclusive of its subsidiaries	103.1	—
BMI	27.8	—
Tremont exclusive of its subsidiaries	9.4	—
LandWell	176.3	—
Valhi exclusive of its subsidiaries	1.9	—
Total cash and cash equivalents, restricted cash and marketable securities	$744.9	$76.2

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2022 will be approximately $103 million as follows:

●	$95 million by our Chemicals Segment;
●	$7 million by our Component Products Segment; and
●	$1 million by our Real Estate Management and Development Segment.

Capital spending for 2022 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures in 2022 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities and, as it relates to CompX, to increase capacity and address capability needs. It is possible we will delay planned capital projects based on market conditions including but not limited to the general availability of materials, equipment and supplies necessary to complete such projects.

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

At March 31, 2022, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first three months of 2022, Kronos acquired 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million. At March 31, 2022, approximately 1.5 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. During the first three months of 2021, CompX acquired 50,000 shares of its Class A common stock in an open market purchase under such repurchase program for $.8 million. At March 31, 2022, approximately .6 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.18 per share in each quarter of 2021 for which we received $41.8 million.  In February 2022 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2022 based on the 58.0 million shares we held of Kronos common stock at March 31, 2022, we would receive aggregate annual regular dividends from Kronos of $44.1 million. NL paid a quarterly dividend of $.06 per share in 2021 for which we received $9.7 million. In March 2022 the NL board of directors approved a quarterly dividend of $.07 per share. If NL were to pay its $.07 per share dividend in each quarter of 2022 based on the 40.4 million shares we hold of NL common stock at March 31, 2022, we would receive aggregate annual dividends from NL of $11.3 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $74.8 million in 2021 and nil in the first three months of 2022. We do not know if we will receive dividends from BMI and LandWell during 2022. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

Prior to 2021, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at March 31, 2022.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $30 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2023. We had no borrowings from Kronos under this facility during the first three months of 2022, and there was no outstanding balance at March 31, 2022. We could borrow the full $30.0 million under our current intercompany facility with Kronos at March 31, 2022. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $30 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2023. We had gross borrowings of $7.1 million and gross repayments of $7.7 million during the first three months of 2022, and $18.1 million was outstanding at March 31, 2022. We could borrow $11.9 million under our current intercompany facility with CompX at March 31, 2022. CompX’s obligation to loan us money under this note is at CompX’s discretion.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2021 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2021 Annual Report, or in Notes 12 and 15 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

Not applicable

Critical Accounting Policies

There have been no changes in the first three months of 2022 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2021 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2021 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2021 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matter discussed below, refer to Note 15 to our Condensed Consolidated Financial Statements and our 2021 Annual Report for descriptions of certain legal proceedings.

Certain Underwriters at Lloyds, London et al v. NL Industries, Inc. In March 2022, the appellate court entered an order denying the insurer’s interlocutory appeal and affirming the trial court’s finding that the arguments raised by the insurers did not bar NL from coverage.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report.

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

VALHI, INC.
(Registrant)

Date:	May 5, 2022	/s/ Amy Allbach Samford
Amy Allbach Samford (Senior Vice President and Chief Financial Officer)

Date:	May 5, 2022	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)