Form 10-Q
period 2022-09-30
VALHI INC /DE/
filed 2022-11-03
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on October 31, 2022:  28,279,493

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	September 30,
	2021	2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$698.4	$578.8
Restricted cash equivalents	52.6	47.8
Marketable securities	2.6	2.9
Accounts and other receivables, net	403.7	386.4
Inventories, net	458.7	545.8
Prepaid expenses and other	57.2	67.3
Total current assets	1,673.2	1,629.0

Other assets:
Investment in TiO2 manufacturing joint venture	101.9	110.4
Goodwill	379.7	379.7
Deferred income taxes	86.8	66.0
Other assets	200.0	175.1
Total other assets	768.4	731.2

Property and equipment:
Land	50.3	44.9
Buildings	252.6	230.8
Equipment	1,194.6	1,080.3
Mining properties	26.3	5.6
Construction in progress	82.9	67.3
	1,606.7	1,428.9
Less accumulated depreciation and amortization	1,043.1	944.9
Net property and equipment	563.6	484.0
Total assets	$3,005.2	$2,844.2

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,	September 30,
	2021	2022
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3.1	$2.0
Accounts payable and accrued liabilities	448.1	479.2
Income taxes	12.3	6.3
Total current liabilities	463.5	487.5

Noncurrent liabilities:
Long-term debt	649.9	538.2
Deferred income taxes	46.2	34.9
Payable to affiliate - income taxes	44.5	33.4
Accrued pension costs	291.1	247.9
Accrued environmental remediation and related costs	94.1	93.6
Other liabilities	257.5	184.2
Total noncurrent liabilities	1,383.3	1,132.2

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.0	669.8
Retained earnings	401.1	494.0
Accumulated other comprehensive loss	(191.3)	(223.5)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	829.5	891.0
Noncontrolling interest in subsidiaries	328.9	333.5
Total equity	1,158.4	1,224.5
Total liabilities and equity	$3,005.2	$2,844.2

Commitments and contingencies (Notes 6, 12 and 15)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(unaudited)
Revenues and other income:
Net sales	$578.9	$556.3	$1,613.2	$1,819.9
Other income, net	13.1	23.1	27.9	38.1
Total revenues and other income	592.0	579.4	1,641.1	1,858.0
Cost and expenses:
Cost of sales	426.2	435.9	1,226.6	1,382.1
Selling, general and administrative	82.2	81.9	231.6	238.1
Fixed asset impairment	—	.4	—	16.4
Loss on deconsolidation of Basic Water Company ("BWC")	—	2.0	—	2.0
Other components of net periodic pension and OPEB expense	4.3	3.2	13.2	9.8
Interest	7.9	7.0	25.2	20.9
Total costs and expenses	520.6	530.4	1,496.6	1,669.3
Income before income taxes	71.4	49.0	144.5	188.7
Income tax expense	16.9	8.2	35.2	42.1
Net income	54.5	40.8	109.3	146.6
Noncontrolling interest in net income of subsidiaries	15.5	14.6	34.1	47.0
Net income attributable to Valhi stockholders	$39.0	$26.2	$75.2	$99.6

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$1.36	$.92	$2.64	$3.49

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(unaudited)
Net income	$54.5	$40.8	$109.3	$146.6
Other comprehensive income (loss), net of tax:
Currency translation	(7.1)	(23.3)	(3.8)	(50.1)
Defined benefit pension plans	3.4	2.3	10.2	7.0
Other	(.2)	(.2)	(.5)	(.5)
Total other comprehensive income (loss), net	(3.9)	(21.2)	5.9	(43.6)
Comprehensive income	50.6	19.6	115.2	103.0
Comprehensive income attributable to noncontrolling interest	14.5	9.1	35.6	35.6
Comprehensive income attributable to Valhi stockholders	$36.1	$10.5	$79.6	$67.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended September 30, 2021 and 2022 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total
Balance at June 30, 2021	$—	$.3	$669.5	$314.6	$(212.1)	$(49.6)	$322.7	$1,045.4
Net income	—	—	—	39.0	—	—	15.5	54.5
Other comprehensive loss, net	—	—	—	—	(2.9)	—	(1.0)	(3.9)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(24.0)	(24.0)
Cash dividends - $.08 per share	—	—	—	(2.3)	—	—	—	(2.3)

Balance at September 30, 2021	$—	$.3	$669.5	$351.3	$(215.0)	$(49.6)	$313.2	$1,069.7

Balance at June 30, 2022	$—	$.3	$669.8	$470.0	$(207.8)	$(49.6)	$335.2	$1,217.9
Net income	—	—	—	26.2	—	—	14.6	40.8
Other comprehensive loss, net	—	—	—	—	(15.7)	—	(5.5)	(21.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(10.8)	(10.8)
Cash dividends - $.08 per share	—	—	—	(2.2)	—	—	—	(2.2)

Balance at September 30, 2022	$—	$.3	$669.8	$494.0	$(223.5)	$(49.6)	$333.5	$1,224.5

	Nine months ended September 30, 2021 and 2022 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2020	$—	$.3	$668.3	$282.9	$(219.4)	$(49.6)	$324.4	$1,006.9
Net income	—	—	—	75.2	—	—	34.1	109.3
Other comprehensive income, net	—	—	—	—	4.4	—	1.5	5.9
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(45.3)	(45.3)
Cash dividends - $.24 per share	—	—	—	(6.8)	—	—	—	(6.8)
Equity transactions with noncontrolling interest, net and other	—	—	1.2	—	—	—	(1.5)	(.3)

Balance at September 30, 2021	$—	$.3	$669.5	$351.3	$(215.0)	$(49.6)	$313.2	$1,069.7

Balance at December 31, 2021	$—	$.3	$669.0	$401.1	$(191.3)	$(49.6)	$328.9	$1,158.4
Net income	—	—	—	99.6	—	—	47.0	146.6
Other comprehensive loss, net	—	—	—	—	(32.2)	—	(11.4)	(43.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(27.5)	(27.5)
Cash dividends - $.24 per share	—	—	—	(6.7)	—	—	—	(6.7)
Equity transactions with noncontrolling interest, net and other	—	—	.8	—	—	—	(3.5)	(2.7)

Balance at September 30, 2022	$—	$.3	$669.8	$494.0	$(223.5)	$(49.6)	$333.5	$1,224.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$109.3	$146.6
Depreciation and amortization	44.2	44.3
Gain from sale of land	(16.0)	—
Benefit plan expense greater than cash funding	8.5	4.5
Deferred income taxes	2.7	5.1
Contributions to TiO2 manufacturing joint venture, net	(2.2)	(8.5)
Fixed asset impairment	—	16.4
Loss on deconsolidation of BWC	—	2.0
Other, net	4.1	10.2
Change in assets and liabilities:
Accounts and other receivables, net	(67.1)	(23.6)
Inventories, net	75.6	(142.0)
Land held for development, net	6.3	17.8
Accounts payable and accrued liabilities	25.6	20.1
Income taxes	(4.8)	(2.5)
Accounts with affiliates	(19.4)	5.0
Other, net	22.4	(67.5)
Net cash provided by operating activities	189.2	27.9
Cash flows from investing activities:
Capital expenditures	(39.2)	(48.0)
Cash, cash equivalents and restricted cash of BWC	—	(8.6)
Proceeds from land sales	23.4	—
Purchases of marketable securities	(3.1)	(3.5)
Proceeds from disposal of marketable securities	4.4	2.4
Other, net	2.1	.1
Net cash used in investing activities	(12.4)	(57.6)
Cash flows from financing activities:
Principal payments on indebtedness	(69.5)	(47.5)
Deferred financing fees	(1.8)	—
Valhi cash dividends paid	(6.8)	(6.7)
Distributions to noncontrolling interest in subsidiaries	(45.3)	(27.5)
Subsidiary treasury stock acquired	(.8)	(2.8)
Net cash used in financing activities	(124.2)	(84.5)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	52.6	(114.2)
Effect of exchange rates on cash	(7.7)	(15.6)
Balance at beginning of period	570.3	792.9
Balance at end of period	$615.2	$663.1
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$26.7	$22.9
Income taxes, net	45.9	37.3
Noncash investing activities:
Change in accruals for capital expenditures	4.3	2.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at September 30, 2022. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2022, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the SEC on March 10, 2022 (the “2021 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	September 30, 2022
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Net sales:
Chemicals	$499.8	$459.6	$1,443.4	$1,587.8
Component products	34.5	42.9	106.7	126.6
Real estate management and development	44.6	53.8	63.1	105.5
Total net sales	$578.9	$556.3	$1,613.2	$1,819.9
Cost of sales:
Chemicals	$377.1	$376.0	$1,116.7	$1,235.0
Component products	23.6	30.9	73.4	88.9
Real estate management and development	25.5	29.0	36.5	58.2
Total cost of sales	$426.2	$435.9	$1,226.6	$1,382.1
Gross margin:
Chemicals	$122.7	$83.6	$326.7	$352.8
Component products	10.9	12.0	33.3	37.7
Real estate management and development	19.1	24.8	26.6	47.3
Total gross margin	$152.7	$120.4	$386.6	$437.8
Operating income:
Chemicals	$60.3	$34.3	$145.4	$189.9
Component products	5.1	6.0	16.7	20.0
Real estate management and development	15.8	29.1	26.0	32.1
Total operating income	81.2	69.4	188.1	242.0
General corporate items:
Interest income and other	.9	3.3	2.9	5.6
Gain on land sales	10.4	—	16.0	—
Changes in market value of Valhi common stock held by subsidiaries	(.2)	(4.9)	2.0	(.9)
Other components of net periodic pension and OPEB expense	(4.3)	(3.2)	(13.2)	(9.8)
General expenses, net	(8.7)	(8.6)	(26.1)	(27.3)
Interest expense	(7.9)	(7.0)	(25.2)	(20.9)
Income before income taxes	$71.4	$49.0	$144.5	$188.7

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Included in the determination of Chemicals operating income is a business interruption insurance settlement gain of $2.7 million recognized in the third quarter of 2022 (see Note 11).  Infrastructure reimbursements and land related income is included in the determination of Real Estate Management and Development operating income (see Note 11).

BMI provides utility services, among other things, to an industrial park located in Henderson, Nevada and is responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC, a wholly-owned subsidiary of BMI.  BWC’s water delivery system operates on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system.  Current estimates of Lake Mead water levels do not indicate lake levels will be sufficient to enable BWC to resume pumping water for the foreseeable future.  We considered BWC’s inability to pump water from Lake Mead to be a triggering event under the ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment.  Because BWC is unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value.  The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets.  Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceed its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada.  Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022.  All of these charges are included in the determination of the Real Estate Management and Development’s operating income in the third quarter and first nine months of 2022.

Note 3 – Accounts and other receivables, net:

	December 31,	September 30,
	2021	2022

	(In millions)
Trade accounts receivable:
Kronos	$326.3	$304.0
CompX	15.6	19.2
BMI/LandWell	2.8	2.1
VAT and other receivables	38.0	43.6
Refundable income taxes	4.5	2.7
Receivables from affiliates:
Louisiana Pigment Company, L.P. ("LPC")	15.8	16.7
Contran - trade items	.1	.4
Other - trade items	2.6	2.5
Allowance for doubtful accounts	(2.0)	(4.8)
Total	$403.7	$386.4

Note 4 – Inventories, net:

	December 31,	September 30,
	2021	2022

	(In millions)
Raw materials:
Chemicals	$76.3	$125.0
Component products	5.0	7.4
Total raw materials	81.3	132.4
Work in process:
Chemicals	30.4	25.8
Component products	16.8	21.4
Total in-process products	47.2	47.2
Finished products:
Chemicals	246.4	287.2
Component products	3.8	4.5
Total finished products	250.2	291.7
Supplies (chemicals)	80.0	74.5
Total	$458.7	$545.8

Note 5 – Other assets:

	December 31,	September 30,
	2021	2022

	(In millions)
Other noncurrent assets:
Note receivables - OPA	$38.7	$43.5
Restricted cash and cash equivalents	41.9	36.5
Land held for development	36.0	28.0
Operating lease right-of-use assets	19.9	20.3
IBNR receivables	34.4	19.2
Pension asset	9.0	7.8
Marketable securities	3.3	3.6
Other	16.8	16.2
Total	$200.0	$175.1

Note 6 – Long-term debt:

	December 31,	September 30,
	2021	2022

	(In millions)
Valhi:
Contran credit facility	$172.9	$134.8
Subsidiary debt:
Kronos:
Senior Notes	448.8	390.2
LandWell:
Note payable to Western Alliance Business Trust	13.5	13.2
BMI:
BWC Bank loan from Western Alliance Bank	15.4	—
Other	2.4	2.0
Total subsidiary debt	480.1	405.4
Total debt	653.0	540.2
Less current maturities	3.1	2.0
Total long-term debt	$649.9	$538.2

Valhi – Contran credit facility – During the first nine months of 2022, we had borrowings of $.1 million and repayments of $38.2 million under this facility. The average interest rate on the existing balance for the nine months ended September 30, 2022 was 5.20%. At September 30, 2022, the interest rate was 7.25% and $90.2 million was available for borrowing under this facility.

Kronos – Senior Notes – At September 30, 2022, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $2.4 million.

Revolving credit facility – During the first nine months of 2022, Kronos had no borrowings or repayments under its $225 million global revolving credit facility (“Global Revolver”) and at September 30, 2022, approximately $207 million was available for borrowing under the Global Revolver.

BMI – In February 2017, BWC entered into a $20.5 million loan agreement with Western Alliance Bank. In 2022, we repaid $8.4 million on this loan prior to September 10, 2022. As a result of BWC’s bankruptcy filing, BWC is no longer consolidated in our Condensed Consolidated Financial Statements, including the loan from Western Alliance Bank (see Note 2).

Other – We are in compliance with all of our debt covenants at September 30, 2022.

Note 7 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2021	2022

	(In millions)
Accounts payable:
Kronos	$143.6	$169.2
CompX	3.4	5.2
BMI/LandWell	5.3	13.5
Other	.4	.6
Total	152.7	188.5
Payables to affiliates:
Contran - income taxes	1.5	13.2
LPC	17.3	20.8
Deferred income	125.8	105.4
Employee benefits	39.9	34.1
Accrued sales discounts and rebates	28.7	22.5
Accrued litigation settlement	11.8	11.8
Interest	5.3	1.0
Operating lease liabilities	3.7	3.8
Environmental remediation and related costs	3.5	3.8
Other	57.9	74.3
Total	$448.1	$479.2

The accrued litigation settlement is discussed in Note 15.

Note 8 – Other noncurrent liabilities:

	December 31,	September 30,
	2021	2022

	(In millions)
Accrued development costs	$55.4	$51.9
Deferred income	81.6	41.1
Accrued litigation settlement	38.5	27.3
Insurance claims and expenses	36.4	21.2
Operating lease liabilities	15.8	16.2
Other postretirement benefits	10.2	9.5
Employee benefits	6.1	5.0
Reserve for uncertain tax positions	3.5	5.8
Other	10.0	6.2
Total	$257.5	$184.2

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Net sales - point of origin:
United States	$297.6	$330.3	$787.5	$980.4
Germany	254.2	213.5	724.2	762.0
Canada	88.6	105.1	288.8	313.1
Belgium	69.6	76.0	212.0	256.3
Norway	63.4	64.7	198.5	211.1
Eliminations	(273.6)	(330.0)	(767.6)	(935.1)
Total	$499.8	$459.6	$1,443.4	$1,587.8

Net sales - point of destination:
Europe	$248.0	$197.5	$712.1	$731.6
North America	174.3	182.5	476.9	558.4
Other	77.5	79.6	254.4	297.8
Total	$499.8	$459.6	$1,443.4	$1,587.8

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Component Products:
Net sales:
Security products	$25.8	$28.5	$79.3	$86.9
Marine components	8.7	14.4	27.4	39.7
Total	$34.5	$42.9	$106.7	$126.6
Real Estate Management and Development:
Net sales:
Land sales	$41.9	$52.8	$57.0	$100.9
Water delivery	2.3	.7	4.8	3.6
Utility and other	.4	.3	1.3	1.0
Total	$44.6	$53.8	$63.1	$105.5

Note 10 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Service cost	$3.7	$2.8	$11.1	$8.7
Interest cost	2.5	3.0	7.3	9.2
Expected return on plan assets	(3.3)	(3.5)	(10.1)	(10.4)
Amortization of prior service cost	—	—	.1	—
Recognized actuarial losses	5.3	3.6	16.3	11.1
Total	$8.2	$5.9	$24.7	$18.6

We expect to contribute the equivalent of approximately $20 million to all of our defined benefit pension plans during 2022.

Note 11 – Other income, net:

	Nine months ended
	September 30,
	2021	2022

	(In millions)
Interest income and other:
Interest and dividends	$2.8	$6.2
Securities transactions, net	.1	(.6)
Total	2.9	5.6
Infrastructure reimbursement	6.2	10.8
Gain on land sales	16.0	—
Currency transactions, net	1.2	17.1
Insurance recoveries	—	2.7
Other, net	1.6	1.9
Total	$27.9	$38.1

In the first nine months of 2021 we sold excess property not used in our operations for net proceeds of approximately $23.4 million and recognized a pre-tax gain of $16.0 million.

Infrastructure reimbursement – As disclosed in Note 7 to our 2021 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. During the first nine months of 2021 and 2022, LandWell received approval for additional tax increment reimbursement of $6.2 million (all in the first quarter) and $10.0 million (all in the third quarter); respectively, which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

LandWell also has an agreement with the energy utility providing electric power to the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell.  During the first nine months of 2022, LandWell received $.8 million (all in the second quarter) in reimbursement for past costs incurred.

Insurance recoveries – On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of Kronos’ losses from property damage and its share of LPC’s lost production and other costs resulting from the disruption of operations were covered by insurance. Kronos recognized a gain of $2.7 million related to its business interruption claim in the third quarter of 2022.

Note 12 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Expected tax expense at U.S. federal statutory income tax rate of 21%	$14.9	$10.3	$30.3	$39.6
Non-U.S. tax rates	1.3	(2.0)	3.1	1.3
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(.7)	1.2	(2.6)	(.1)
Valuation allowance	(.7)	(3.5)	.8	(3.3)
Global intangible low-tax income, net	.9	.5	1.9	1.9
Adjustment to the reserve for uncertain tax positions, net	.3	.5	.1	.1
Nondeductible expenses	.3	.6	.7	1.2
U.S. state income taxes and other, net	.6	.6	.9	1.4
Income tax expense	$16.9	$8.2	$35.2	$42.1

Comprehensive provision for income taxes allocable to:
Net income	$16.9	$8.2	$35.2	$42.1
Other comprehensive income (loss):
Currency translation	(.8)	(3.0)	(.4)	(6.4)
Pension plans	2.0	1.3	6.2	4.1
Other	(.1)	—	(.2)	.2
Total	$18.0	$6.5	$40.8	$40.0

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

The 2017 Tax Act limited our business interest expense to the sum of our business interest income and 30% of our adjusted taxable income as defined in the Tax Act.  Any business interest expense not allowed as a deduction as a result of the limitation may be carried forward indefinitely. We previously determined our interest expense was limited under these provisions and we recorded deferred tax assets for the carryforwards associated with the nondeductible portion of our interest expense. We also concluded we were required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria. During the first nine months of 2022, we recognized an aggregate non-cash income tax benefit of $3.3 million as a reduction of the valuation allowance related to the utilization of a portion of the business interest expense carryforward.

On August 16, 2022, the Inflation Reduction Act was signed into law. Among other things, this legislation provides for a 15% corporate alternative minimum tax on certain large corporations, imposes a 1% excise tax on qualifying stock buybacks occurring after December 31, 2022, and provides for certain energy-related tax credits. We have evaluated the relevant provisions of the Act and do not expect them to have a material impact on our tax provision.

Tax authorities are examining certain of our U.S. and non-U.S. income tax returns and may propose tax deficiencies, including penalties and interest. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will decrease by approximately $3.4 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 13 – Noncontrolling interest in subsidiaries:

	December 31,	September 30,
	2021	2022

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$226.6	$225.1
NL Industries	75.7	75.8
CompX International	22.5	20.4
BMI	8.3	7.1
LandWell	(4.2)	5.1
Total	$328.9	$333.5

	Nine months ended September 30,
	2021	2022

	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$15.8	$23.9
NL Industries	6.2	6.8
CompX International	1.8	2.0
BMI	4.0	1.6
LandWell	6.3	12.7
Total	$34.1	$47.0

Note 14 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of period	$1.7	$1.7	$1.8	$1.7
Other comprehensive loss:
Unrealized loss arising during the period	—	(.1)	(.1)	(.1)
Balance at end of period	$1.7	$1.6	$1.7	$1.6
Currency translation:
Balance at beginning of period	$(64.8)	$(92.1)	$(67.4)	$(72.2)
Other comprehensive loss arising during the period	(5.3)	(17.2)	(2.7)	(37.1)
Balance at end of period	$(70.1)	$(109.3)	$(70.1)	$(109.3)
Defined benefit pension plans:
Balance at beginning of period	$(149.1)	$(117.3)	$(154.1)	$(120.9)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	2.5	1.7	7.5	5.3
Balance at end of period	$(146.6)	$(115.6)	$(146.6)	$(115.6)
OPEB plans:
Balance at beginning of period	$.1	$(.1)	$.3	$.1
Other comprehensive loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.3)	(.3)
Balance at end of period	$—	$(.2)	$—	$(.2)
Total accumulated other comprehensive loss:
Balance at beginning of period	$(212.1)	$(207.8)	$(219.4)	$(191.3)
Other comprehensive income (loss)	(2.9)	(15.7)	4.4	(32.2)
Balance at end of period	$(215.0)	$(223.5)	$(215.0)	$(223.5)

Other – During the first quarter of 2022, Kronos acquired 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million. At September 30, 2022, approximately 1.5 million shares were available for repurchase under Kronos’ prior repurchase authorizations.

During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were approved in advance by CompX’s independent directors. During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction for approximately $.8 million. At September 30, 2022, approximately .5 million shares were available for purchase under CompX’s prior repurchase authorizations.

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL has three annual installment payments remaining ($12.0 million for the next two installments and $16.7 million for the final installment). NL’s final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). See Note 18 to our 2021 Annual Report.

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

The table below presents a summary of the activity in our accrued environmental costs during the first nine months of 2022.

Amount
(In millions)

Balance at the beginning of the period	$97.6
Additions charged to expense, net	1.3
Payments, net	(1.5)
Balance at the end of the period	$97.4
Amounts recognized in the Consolidated Balance Sheet at the end of the period:
Current liabilities	$3.8
Noncurrent liabilities	93.6
Total	$97.4

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2022, NL had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $107 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2022, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $4 million at September 30, 2022 for other environmental cleanup matters which represents our best estimate of the liability.

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

Note 16 – Fair value measurements and financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		September 30, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$792.9	$792.9	$663.1	$663.1
Long-term debt (excluding capitalized leases):
Kronos Senior Notes	448.8	460.2	390.2	341.4
Valhi credit facility with Contran	172.9	172.9	134.8	134.8
LandWell bank note payable	13.5	13.5	13.2	13.2
BWC bank note payable	15.4	15.9	—	—

At September 30, 2022, the estimated market price of Kronos’ Senior Notes was €869 per €1,000 principal amount. The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values. See Note 6. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 7.

BWC is no longer consolidated in our Condensed Consolidated Financial Statements at September 30, 2022 (see Notes 2 and 6).

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

Operations Overview

Quarter Ended September 30, 2022 Compared to the Quarter Ended September 30, 2021 –

We reported net income attributable to Valhi stockholders of $26.2 million or $.92 per diluted share in the third quarter of 2022 compared to net income of $39.0 million or $1.36 per diluted share in the third quarter of 2021. As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2021 to 2022 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2022 compared to 2021;
●	the recognition of a gain on the sale of land not used in our operations of $10.4 million in 2021;
●	income from tax increment infrastructure reimbursement of $10.0 million in 2022; and
●	aggregate charges of $3.3 million in our Real Estate Management and Development Segment in 2022 related to the bankruptcy filing of BWC, including a $2.0 million loss recognized on the deconsolidation of BWC and $1.3 million of bad debt expense related to an intercompany receivable with BWC.

Our diluted net income per share in the third quarter of 2022 includes:

●	income of $.18 per share related to the tax increment infrastructure reimbursement;
●	aggregate charges of $.06 per share related to the bankruptcy filing of BWC, including a $.04 per share loss recognized on the deconsolidation of BWC and $.02 per share of bad debt expense related to an intercompany receivable with BWC; and
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment.

Our diluted net income per share in the third quarter of 2021 includes a gain of $.28 per share related to the sale of land not used in our operations.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 –

We reported net income attributable to Valhi stockholders of $99.6 million or $3.49 per diluted share in the first nine months of 2022 compared to $75.2 million or $2.64 per diluted share in the first nine months of 2021.  As discussed more fully below, our net income attributable to Valhi stockholders increased from 2021 to 2022 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2022 compared to 2021;
●	aggregate charges of $19.7 million in our Real Estate Management and Development Segment in 2022 related to BWC including $16.4 million (primarily in the second quarter) related to the impairment of the water delivery system fixed assets, a $2.0 million loss recognized on the deconsolidation of BWC, and $1.3 million of bad debt expense related to an intercompany receivable with BWC related to the bankruptcy filing of BWC in the third quarter;
●	the recognition of a gain on the sale of land not used in our operations of $16.0 million in the first nine months of 2021;
●	income from tax increment infrastructure reimbursement of $10.0 million in 2022 compared to $6.2 million in 2021; and
●	income from infrastructure reimbursement of $.8 million in 2022 related to an energy utility agreement.

Our diluted net income per share in the first nine months of 2022 includes:

●	aggregate charges of $.35 per share related to the bankruptcy filing of BWC, including $.29 per share related to the impairment of the water delivery system fixed assets, $.04 per share loss recognized on the deconsolidation of BWC, and $.02 per share of bad debt expense related to an intercompany receivable with BWC;
●	income of $.18 per share related to the tax increment infrastructure reimbursement;
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment; and
●	income of $.02 per share related to an energy utility infrastructure reimbursement.

Our diluted net income per share in the first nine months of 2021 includes:

●	income of $.11 per share related to the tax increment infrastructure reimbursement; and
●	a gain of $.43 per share related to the sale of land not used in our operations.

Current Forecast for 2022 –

We currently expect to report lower consolidated income before income taxes for 2022 as compared to 2021 primarily due to the effects of:

●	lower operating income from our Real Estate Management and Development Segment in 2022 due to lower land sales revenues and the aggregate $19.7 million charges related to BWC noted above; and
●	an aggregate $16.0 million gain on land sales in 2021, which is not expected to recur.

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

	Three months ended September 30,			Nine months ended September 30,
	2021	2022	% Change	2021	2022	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales	$499.8	$459.6	(8)%	$1,443.4	$1,587.8	10%
Cost of sales	377.1	376.0	—	1,116.7	1,235.0	11
Gross margin	$122.7	$83.6	(32)	$326.7	$352.8	8
Operating income	$60.3	$34.3	(43)	$145.4	$189.9	31
Percent of net sales:
Cost of sales	75%	82%		77%	78%
Gross margin	25	18		23	22
Operating income	12	7		10	12
TiO2 operating statistics:
Sales volumes*	142	113	(20)%	427	399	(7)%
Production volumes*	137	131	(5)%	404	401	(1)%

Percent change in TiO2 net sales:
TiO2 product pricing			21%			24%
TiO2 sales volumes			(20)			(7)
TiO2 product mix/other			(3)			(1)
Changes in currency exchange rates			(6)			(6)
Total			(8)%			10%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2022 with average TiO2 selling prices 16% higher than at the beginning of 2021 and average TiO2 selling prices increased 15% in the first nine months of 2022 in response to our Chemicals Segment’s rising production costs. Overall our Chemicals Segment’s sales volumes declined in the first nine months of 2022 compared to the first nine months of 2021 primarily due to demand contraction in European and export markets, particularly in the third quarter.

The following table shows our Chemicals Segment’s capacity utilization rates during 2021 and 2022. Throughout most of 2021 and continuing into the first quarter of 2022, our Chemicals Segment’s production facilities operated at full practical capacity. Our Chemicals Segment operated its production facilities at 96% of practical capacity utilization in the first nine months of 2022 compared to approximately 99% in the first nine months of 2021. During the third quarter of 2022, our Chemicals Segment operated its facilities at approximately 93% of practical capacity primarily due to maintenance activities and alignment of its production and inventory levels to anticipated near-term customer demand which reduced its production rates.

1
	Production Capacity Utilization Rates
	2021	2022
First quarter	97%	100%
Second quarter	100%	95%
Third quarter	100%	93%

Due to significant increases in production costs (primarily energy and feedstock), our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the third quarter and first nine months of 2022 was higher as compared to the comparable periods in 2021 (excluding the effect of changes in currency exchange rates).

Net Sales – Our Chemicals Segment’s net sales in the third quarter of 2022 decreased 8%, or $40.2 million, compared to the third quarter of 2021 primarily due to the net effect of a 21% increase in average TiO2 selling prices (which increased net sales by approximately $105 million), a 20% decrease in sales volumes (which decreased net sales by approximately $100 million) and changes in currency exchange rates (primarily the euro) which we estimate decreased our Chemicals Segment’s net sales by approximately $31 million. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 20% in the third quarter of 2022 as compared to the third quarter of 2021 primarily due to lower demand from European customers which our Chemicals Segment began experiencing towards the end of the second quarter and accelerated during the third quarter. Our Chemicals Segment also experienced lower sales volumes in its North American and export markets during the third quarter.

Our Chemicals Segment’s net sales in the first nine months of 2022 increased 10%, or $144.4 million, compared to the first nine months of 2021 primarily due to the net effect of a 24% increase in average TiO2 selling prices (which increased net sales by approximately $346 million) and a 7% decrease in sales volumes (which decreased net sales by $101 million). We estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $83 million in the first nine months of 2022 as compared to the first nine months of 2021.

Our Chemicals Segment’s sales volumes decreased 7% in the first nine months of 2022 as compared to the first nine months of 2021 primarily due to lower demand from European and export customers, with a significant portion of the decrease occurring in the third quarter.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 82% in the third quarter of 2022 compared to 75% in the same period of 2021 primarily due to the net effects of higher production costs of approximately $91 million (primarily raw materials and energy), a 20% decrease in sales volumes and lower absorption of fixed costs due to a 5% decrease in production volumes.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 18% in the third quarter of 2022 compared to 25% in the third quarter of 2021. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to the net effects of higher production costs, lower production and sales volumes, higher average TiO2 selling prices and changes in currency exchange rates.

Our Chemicals Segment’s cost of sales increased $118.3 million, or 11%, in the first nine months of 2022 compared to the first nine months of 2021 primarily due to the net effects of higher production costs of approximately $250 million (including higher costs for raw materials and energy), a 7% decrease in sales volumes and the positive impact from changes in currency exchange rates. Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 78% in the first nine months of 2022 compared to 77% in the same period of 2021 due to the impact of higher production costs, including higher raw material and energy costs partially offset by the favorable effects of higher average TiO2 selling prices.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 22% in the first nine months of 2022 compared to 23% in the first nine months of 2021.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to the net effects of higher raw material and energy costs, higher average TiO2 selling prices, lower sales volumes, and changes in currency exchange rates.

Operating Income – Our Chemicals Segment’s operating income decreased by $26.0 million, or 43%, in the third quarter of 2022 compared to the third quarter of 2021. Operating income as a percentage of net sales decreased to 7% in the third quarter of 2022 from 12% in the same period of 2021 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $2.7 million in the third quarter of 2022 related to cash received from the settlement of a business interruption insurance claim. We estimate changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $13 million in the third quarter of 2022 as compared to the same period in 2021, as discussed in the Currency Exchange Rates section below.

Our Chemicals Segment’s operating income increased by $44.5 million, or 31% in the first nine months of 2022 compared to the first nine months of 2021.  Operating income as a percentage of net sales increased to 12% in the first nine months of 2022 from 10% in the same period of 2021. This increase was driven by the effects of higher net sales on gross margin (discussed above) and selling, general and administrative expenses. Our Chemicals Segment recognized a gain of $2.7 million in the first nine months of 2022 related to cash received from the settlement of a business interruption insurance claim. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $21 million in the first nine months of 2022 as compared to the same period in 2021.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.0 million in the first nine months of 2022 and $1.1 million in the same period of 2021, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2022 vs September 30, 2021
				Translation
				gains/(losses) -	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(31)	$(31)
Operating income	1	7	6	7	13

The $31 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $13 million increase in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $7 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2022 as compared to 2021. Net currency translation gains and losses caused by a strengthening of the U.S. dollar relative to the euro had minimal impact on translation gains and losses in 2022 as compared to 2021.

Impact of changes in currency exchange rates
Nine months ended September 30, 2022 vs September 30, 2021
				Translation
				gains/(losses) -	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(83)	$(83)
Operating income	1	17	16	5	21

The $83 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $21 million increase in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $16 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $5 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2022 as compared to 2021, partially offset by net currency translation losses primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on our Chemicals Segment’s euro-denominated sales more than offset the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2022 as compared to 2021.

Outlook – As previously reported, late in the second quarter our Chemicals Segment began to experience some decline in demand in residential architectural coatings markets in certain areas of Europe and the export markets. Late in the third quarter, the demand weakness in Europe and the export markets began to rapidly accelerate as many of our Chemicals Segment’s customers in those regions reduced their production rates in response to economic conditions and geopolitical uncertainties. In the third quarter, demand in the North American and Latin American markets remained relatively stable, although recently our Chemicals Segment has begun to see some softening in demand mainly in the architectural coatings market.

In addition, our Chemicals Segment continues to experience rising costs led by natural gas, electricity, and certain key raw materials. Feedstock costs increased significantly during the first nine months of the year, but our Chemicals Segment expects these costs to moderate going forward. Our Chemicals Segment expects its sales volumes and operating results in the near term will be adversely impacted by the effects of reduced demand and increased costs.

In response to the decline in demand coupled with increased production costs, particularly in Europe, our Chemicals Segment  has implemented production curtailments at two of its European facilities during the fourth quarter. Our Chemicals Segment will continue to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly. The long-term outlook for our Chemicals Segment’s industry remains very positive, and the steps it is taking in the near term are intended to preserve its global market share and position its business to profitably grow in the future.

Our expectations for the TiO2 industry and our Chemical Segment’s operations are based on a number of factors outside our control. As noted above, our Chemicals Segment has experienced global market disruptions including high energy costs and availability concerns and future impacts on its operations will depend on, among other things, future energy costs and availability and the impact economic conditions and geopolitical events have on our Chemical Segment’s operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

In the third quarter of 2022 our Component Products Segment’s operating income increased to $6.0 million compared to $5.1 million in the third quarter of 2021. The increase in our Component Products Segment’s operating income in the third quarter of 2022 compared to 2021 is primarily due to higher marine components sales, somewhat offset by higher security products cost of sales. Operating income for the first nine months of 2022 was $20.0 million compared to $16.7 million in the first nine months of 2021. The increase in our Component Products Segment’s operating income in the first nine months of 2022 compared to the same period in 2021 is primarily due to higher marine components sales and to a lesser extent higher security products sales.

	Three months ended September 30,			Nine months ended September 30,
	2021	2022	% Change	2021	2022	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$25.8	$28.5	10%	$79.3	$86.9	10%
Marine components	8.7	14.4	65	27.4	39.7	45
Total net sales	34.5	42.9	24	106.7	126.6	19
Cost of sales	23.6	30.9	31	73.4	88.9	21
Gross margin	$10.9	$12.0	9	$33.3	$37.7	13
Operating income	$5.1	$6.0	15	$16.7	$20.0	20

Percent of net sales:
Cost of sales	68%	72%		69%	70%
Gross margin	32	28		31	30
Operating income	15	14		15	16

Net Sales – Our Component Products Segment’s net sales increased $8.4 million and $19.9 million in the third quarter and for the first nine months of 2022, respectively, compared to the same periods in 2021 due to higher marine components sales primarily to the towboat market and, to a lesser extent, higher security products sales across a variety of markets. Relative to prior year, third quarter security products sales were $.7 million higher to the government security market, $.5 million higher to the office furniture market and $.4 million higher to the gas station security market, and security products sales for the first nine months of 2022 were $2.7 million higher to the government security market, $1.9 million higher to the office furniture market, $1.0 million higher to distributors and $.7 million higher to each of the gas station security and general cabinetry markets. Relative to prior year, third quarter marine components sales were $3.5 million higher to the towboat market, $.9 million higher to the industrial market and $.8 million higher to the engine builder market, and marine components net sales for the first nine months of 2022 were $9.2 million higher to the towboat market, $1.2 million higher to the industrial market and $1.1 million higher to the engine builder market.

Costs of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales increased 3.8% in the third quarter of 2022 and 1.5% for the first nine months of 2022 compared to the same periods in 2021. As a result, gross margin as a percentage of net sales decreased over the same periods. Gross margin percentage decreased in the third quarter and for the first nine months of 2022 compared to the same periods in 2021 primarily due to lower gross margin at security products which decreased as compared to the same periods in 2021 primarily due to higher costs of sales as price increases and surcharges did not fully offset higher cost inventory sold during the third quarter. Additionally, lower marine components gross margin in the first quarter of 2022 compared to the first quarter of 2021 unfavorably impacted gross margin for the nine-month comparative period.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income declined in the third quarter of 2022 compared to the same period of 2021 due to the decline in gross margins primarily at Security Products noted above. For the first nine months of 2022 our Component Products Segment’s operating income as a percentage of net sales increased compared to the same period of 2021 primarily due to higher operating income percentages experienced during the first six months of the year.

Outlook – During the first nine months of 2022, our Component Products Segment has experienced strong demand at both the security products and marine components reporting units. Our Component Products Segment operated its manufacturing facilities at elevated production rates during the first nine months of the year in line with demand.  While labor markets continue to be competitive in each of the regions in which our Component Products Segment operates and labor costs continue to rise, our Component Products Segment has been able to achieve and maintain more balanced staffing levels aligned with current and forecasted demand, particularly at its marine components reporting unit.

Thus far, the softening in demand the security products reporting unit has experienced in the transportation market has been more than offset by continued strong demand in other markets, particularly the government security and office furniture market. Our Component Products Segment expects gross margins at security products will continue to be challenged for the remainder of the year as higher cost inventory continues to work its way through cost of sales. Marine components reporting unit demand remains strong and with the implementation of price increases for the new model year at the beginning of the third quarter, our Component Products Segment expects to maintain gross margins comparable to 2021 at the marine components reporting unit during the fourth quarter. Based on our Component Products Segment’s strong performance through the first nine months, it expects to report increased net sales and operating income from both reporting units for the full year 2022 compared to 2021. Certain of our Component Products Segment’s supply chains, particularly for commodity raw materials, have stabilized while other supply chains remain challenging, and current global and domestic supply chain disruptions continue to impact sourcing certain of raw materials and components (such as electronic components) due to increased lead times, shortages and transportation and logistics delays. Thus far, our Component Products Segment has been able to manage through these disruptions with minimal impact on its operations. In addition, our Component Products Segment is experiencing increased production costs including higher labor and shipping costs and, although prices for certain raw materials have begun to stabilize, costs of many of the raw materials it uses including zinc, brass, stainless steel and aluminum remain elevated above pre-pandemic levels. In response, our Component Products Segment has implemented price increases and surcharges which have partially offset its increased production costs although, particularly at security products, our Component Products Segment is increasingly unable to fully recover its cost increases. The extent to which future price increases and surcharges will mitigate rising costs is uncertain. Our Component Products Segment continues to take actions it believes will minimize supply related disruptions, manage inventory turnover, improve operating margins and maintain a safe working environment for its employees.

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

Real Estate Management and Development  –

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Net sales:
Land sales	$41.9	$52.8	$57.0	$100.9
Water delivery sales	2.3	.7	4.8	3.6
Utility and other	.4	.3	1.3	1.0
Total net sales	44.6	53.8	63.1	105.5
Cost of sales	25.5	29.0	36.5	58.2
Gross margin	$19.1	$24.8	$26.6	$47.3
Operating income	$15.8	$29.1	$26.0	$32.1

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

LandWell began marketing land for sale in the residential/planned community in December 2013 and at September 30, 2022 approximately 90 saleable acres remain.  LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at September 30, 2022 approximately 20 saleable acres remain. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or in escrow, in most instances buyers can cancel the escrow agreement with no financial penalties until shortly before the closing date. Land sales may be completed but we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to five years to complete.

Net Sales and Operating Income – A substantial portion of the net sales from our Real Estate Management and Development Segment in the third quarter and first nine months of 2021 and 2022 consisted of revenues from land sales. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods and substantially all of the land sales revenue we recognized in 2021 and 2022 was under this method of revenue recognition. The contracts on these sales (both within the planned community and otherwise) include approximately 1,000 acres of the residential planned community and certain other acreage which closed in December 2013 and through the third quarter of 2022. Land sales revenues were higher in the third quarter and first nine months of 2022 as compared to the same periods in 2021 primarily due to an increase in development activity in 2022 compared to 2021. Cost of sales related to land sales revenues was $54.4 million in the first nine months of 2022 compared to $32.0 million in the first nine months of 2021. Operating income includes $6.2 million in the first nine months of 2021 (all in the first quarter) and $10.0 million in the first nine months of 2022 (all in the third quarter) of income related to the recognition of tax increment reimbursement note receivables and $.8 million in the first nine months of 2022 (all in the second quarter) of income related to the recognition of infrastructure reimbursement related to an energy utility agreement, as discussed in Note 11 to our Condensed Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. BMI provides utility services, among other things, to an industrial park located in Henderson, Nevada and is responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC.  BWC’s water delivery system operates on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system.  Current estimates of Lake Mead water levels do not indicate lake levels will be sufficient to enable BWC to resume pumping water for the foreseeable future.  We considered BWC’s inability to pump water from Lake Mead to be a triggering event under the ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment.  Because BWC is unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value.  The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets.  Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceed its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada.  Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022.  All of these charges are included in the determination of the Real Estate Management and Development’s operating income in the third quarter and first nine months of 2022.  See Notes 2 and 6 to our Consolidated Financial Statements.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. Substantially all of the land in the residential/planned community has been sold with approximately 90 acres remaining.  Due to the current economic conditions we are unsure of the timing of the sale of the remaining acres.  Because we recognize revenue over time using cost-based inputs, we expect to continue to recognize revenue on land previously sold over the development period, currently expected to take three to five years.  At September 30, 2022 we have deferred revenue of $131.2 million related to previously closed land sales.  Any delays or curtailments in infrastructure development related to post-closing obligation activities will lower the amount of revenue we recognize on previously closed land sales. As noted above, we cannot guarantee land held in escrow will close as currently scheduled because builders can generally cancel without financial penalty until shortly before scheduled closing. In addition, under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the bulk of such construction continuing into 2022 and, as a result of the increase in activity, we expect these land development costs to increase during 2022. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

As noted above, BWC filed for Chapter 11 bankruptcy protection on September 10, 2022.  BWC is operating under court protection, and a portion of BWC’s water delivery system is still operating with water provided by the regional water authority in order to continue to provide water to its industrial customers for an interim period. We cannot predict the timing or the outcome of the bankruptcy reorganization, and we may incur additional costs before the bankruptcy proceedings are concluded.

General Corporate Items, Interest Expense, Income Taxes and Noncontrolling Interest – 2022 Compared to 2021

Gain on Land Sale – In the first nine months of 2021 we sold excess property not used in our operations for net proceeds of approximately $23.4 million and recognized a pre-tax gain of $16.0 million.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2021 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a loss of $4.9 million in the third quarter of 2022 compared to a loss of $.2 million in the same period of 2021 and a loss of $.9 million in the first nine months of 2022 compared to a gain of $2.0 million in the first nine months of 2021 in our Condensed Consolidated Statements of Income, which represents the unrealized gain in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Other General Corporate Items – Corporate expenses in the third quarter of 2022 were comparable to the same prior year period and 5% higher in the first nine months of 2022 compared to the same period of 2021. Corporate expenses increased in the year-to-date period primarily due to higher litigation and related costs in 2022 compared to 2021. Included in corporate expense are:

●	litigation fees and related costs at NL of $.9 million in the third quarter of 2022 compared to $.6 million in the third quarter of 2021 and $2.7 million in the first nine months of 2022 compared to $1.4 million in the first nine months of 2021; and
●	environmental remediation and related benefit of $.1 million in the third quarter of 2022 compared to costs of $.4 million in the third quarter of 2021 and costs of $1.3 million in each of the first nine months of 2022 and 2021.

Overall, we currently expect that our general corporate expenses in 2022 will be higher than 2021 primarily due to higher expected litigation fees and related costs.

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

Interest Expense – Interest expense of $7.0 million in the third quarter and $20.9 million in the first nine months of 2022 decreased $.9 million and $4.3 million, respectively, compared to the same prior year periods primarily due to lower average balances and the effects of changes in currency exchange rates somewhat offset by higher interest rates on variable-rate indebtedness in 2022.

We expect interest expense in 2022 will be lower than 2021 as lower average debt balances and the effects of changes in currency exchange rates will be offset by higher average rates.

Provision for Income Taxes – We recognized income tax expense of $8.2 million in the third quarter of 2022 compared to income tax expense of $16.9 million in the third quarter of 2021 and $42.1 million in the first nine months of 2022 compared to $35.2 million in the first nine months of 2021. The decrease in the third quarter of 2022 is primarily due to lower earnings in the third quarter and the jurisdictional mix of such earnings whereas the increase in the first nine months of 2022 is primarily due to higher earnings in 2022 and the jurisdictional mix of such earnings. Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations. We would generally expect our overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of our non-U.S. operations.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2021, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $45.4 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $155.4 million. During the first nine months of 2022, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $2.3 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period. We recognized a similar deferred income tax expense of $.7 million in the first nine months of 2021. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 12 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries increased in 2022 compared to 2021 primarily due to increased operating income at Kronos and LandWell. See Note 13 to our Condensed Consolidated Financial Statements.

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

Cash provided by operating activities was $27.9 million in the first nine months of 2022 compared to cash provided by operating activities of $189.2 million in the first nine months of 2021. This $161.3 million decrease in cash from operating activities was primarily due to the net effect of the following items:

●	a $158.4 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first nine months of 2022;
●	consolidated operating income of $242.0 million in the first nine months of 2022, an increase of $53.9 million compared to operating income of $188.1 million in the first nine months of 2021; and
●	lower net cash paid for income taxes in 2022 of $8.6 million due to the timing of payments.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2021 to September 30, 2022 primarily due to relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) increased from December 31, 2021 to September 30, 2022 primarily due to higher inventory volumes attributable to production volumes exceeding sales volumes in the first nine months of 2022 compared to 2021.
●	CompX’s average DSO decreased from December 31, 2021 to September 30, 2022 primarily as a result of relative changes in the timing of collections.
●	CompX’s average DSI increased from December 31, 2021 to September 30, 2022 due to increased inventories of certain components and raw materials that had longer lead times or for which CompX has experienced availability issues and from the timing of sales relative to the end of the quarter, primarily at CompX’s security products reporting unit.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	September 30,	December 31,	September 30,
	2020	2021	2021	2022
Kronos:
Days sales outstanding	68 days	66 days	65 days	66 days
Days sales in inventory	74 days	51 days	59 days	69 days
CompX:
Days sales outstanding	33 days	40 days	42 days	41 days
Days sales in inventory	75 days	91 days	96 days	98 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Nine months ended
	September 30,
	2021	2022

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$125.9	$59.1
Valhi exclusive of subsidiaries	84.8	51.5
CompX	8.1	8.1
NL exclusive of subsidiaries	8.3	31.2
Tremont exclusive of subsidiaries	32.2	5.4
BMI	35.1	5.7
LandWell	96.5	(7.1)
Eliminations and other	(201.7)	(126.0)
Total	$189.2	$27.9

Investing Activities –

We spent $48.0 million in capital expenditures during the first nine months of 2022 including:

●	$44.4 million in our Chemicals Segment;
●	$3.0 million in our Component Products Segment; and
●	$.6 million in our Real Estate Management and Development Segment.

In addition, $8.6 million of BWC’s cash, cash equivalents and restricted cash was removed as part of its deconsolidation in the third quarter of 2022.

Financing Activities –

During the nine months ended September 30, 2022:

●	we borrowed $.1 million and repaid $38.2 million under the Contran credit facility;
●	we repaid $8.4 million on BWC’s loan from Western Alliance Bank (see Note 6 to our Condensed Consolidated Financial Statements);
●	we paid aggregate quarterly dividends to Valhi stockholders of $.24 per share ($6.7 million);
●	Kronos acquired shares of its common stock for an aggregate purchase price of $1.1 million; and
●	CompX acquired shares of its Class A common stock for an aggregate purchase price of $ 1.7 million.

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first nine months of 2022 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At September 30, 2022, our consolidated indebtedness was comprised of:

●	Valhi’s $134.8 million outstanding on its $225 million credit facility with Contran which is due no earlier than December 31, 2023;
●	€400 million aggregate outstanding on the KII 3.75% Senior Secured Notes ($390.2 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
●	$13.2 million on LandWell’s bank loan due in April 2036; and
●	approximately $2.0 million of other indebtedness.

Kronos had no outstanding borrowings at September 30, 2022 on its $225 million global revolving credit facility (“Global Revolver”) and approximately $207 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2021 Annual Report. We were in compliance with all of our debt covenants at September 30, 2022 and we believe we will be able to maintain compliance with the financial covenants contained in our debt obligations through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending September 30, 2023) and long-term obligations (defined as the five-year period ending September 30, 2027). If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2022, we had $90.2 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. At September 30, 2022, approximately $207 million was available for borrowing under Kronos’ Global Revolver and Kronos could borrow all available amounts without violating its existing debt covenants. See Note 6 to our Condensed Consolidated Financial Statements.

At September 30, 2022, we had an aggregate of $669.6 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $115.3 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$344.4	$115.3
CompX	53.3	—
NL exclusive of its subsidiaries	102.9	—
BMI	12.1	—
Tremont exclusive of its subsidiaries	9.7	—
LandWell	145.3	—
Valhi exclusive of its subsidiaries	1.9	—
Total cash and cash equivalents, restricted cash and marketable securities	$669.6	$115.3

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2022 will be approximately $71 million as follows:

●	$65 million by our Chemicals Segment;
●	$5 million by our Component Products Segment; and
●	$1 million by our Real Estate Management and Development Segment.

Capital spending for 2022 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures for the remainder of 2022 at Kronos and CompX will primarily be to maintain and improve the cost-effectiveness of our facilities. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand, the general availability of materials, equipment and supplies necessary to complete such projects.

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

At September 30, 2022, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first quarter of 2022, Kronos acquired 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million. At September 30, 2022, approximately 1.5 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction for approximately $.8 million. At September 30, 2022, approximately .5 million shares were available for purchase under CompX’s prior repurchase authorizations.

During the second quarter of 2022, NL purchased 2,000 shares of its common stock from Kronos for a nominal amount in a private transaction that was approved in advance by its independent directors.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.18 per share in each quarter of 2021 for which we received $41.8 million.  In February 2022 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2022 based on the 58.0 million shares we held of Kronos common stock at September 30, 2022, during 2022 we would receive aggregate regular dividends from Kronos of $44.1 million. NL paid a quarterly dividend of $.06 per share in 2021 for which we received $9.7 million. In March 2022 the NL board of directors approved a quarterly dividend of $.07 per share. If NL were to pay its $.07 per share dividend in each quarter of 2022 based on the 40.4 million shares we hold of NL common stock at September 30, 2022, during 2022 we would receive aggregate quarterly dividends from NL of $11.3 million. NL declared a special dividend of $.35 per share in August 2022, for which we received additional dividends from NL of $14.1 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $74.8 million in 2021 and $8.7 million in the first nine months of 2022. We do not know if we will receive additional dividends from BMI and LandWell during 2022. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

Prior to 2021, we entered into a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at September 30, 2022.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $30 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2023. We had no borrowings from Kronos under this facility during the first nine months of 2022, and there was no outstanding balance at September 30, 2022. We could borrow the full $30.0 million under our current intercompany facility with Kronos at September 30, 2022. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $30 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2023. We had gross borrowings of $17.1 million and gross repayments of $21.1 million during the first nine months of 2022, and $14.7 million was outstanding at September 30, 2022. We could borrow $15.3 million under our current intercompany facility with CompX at September 30, 2022. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Recent Accounting Pronouncements

Not applicable

Critical Accounting Policies

There have been no changes in the first nine months of 2022 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2021 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matter discussed below, refer to Note 15 to our Condensed Consolidated Financial Statements, our March 31, 2022 and June 30, 2022 Quarterly Reports on Form 10-Q and our 2021 Annual Report for descriptions of certain legal proceedings.

California Department of Toxic Substances v. NL Industries, Inc., et al. In October 2022, the trial court issued an order finding that NL and the other defendants are not liable for lead contamination in residential neighborhoods surrounding, but at a distance from, the former secondary lead smelter. The case will continue with regard to the former smelter property and an adjacent industrial area.

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

VALHI, INC.
(Registrant)

Date:	November 3, 2022	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	November 3, 2022	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)