Form 10-K
period 2022-12-31
VALHI INC /DE/
filed 2023-03-09
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

The aggregate market value of the 2.4 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2022 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $109.6 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on March 3, 2023: 28,279,493.

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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. One of Contran’s wholly-owned subsidiaries held approximately 92% of Valhi’s outstanding common stock at December 31, 2022. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran and us.

Key events in our history include:

●	1979 – Contran acquires control of LLC;
●	1981 – Contran acquires control of our other predecessor company;
●	1982 – Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
●	1984 – Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
●	1986 – Contran acquires control of NL, which at the time owns 100% of Kronos;
●	1987 – LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
●	1995 – WCS begins start-up operations;
●	2003 – NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
●	2004 through 2005 – NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;
●	2008 – WCS receives a license for the disposal of byproduct material and begins construction of the byproduct facility infrastructure;
●	2009 – WCS receives a license for the disposal of Class A, B and C low-level radioactive waste (“LLRW”) and completes construction of the byproduct facility;
●	2010 – Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%;
●	2011 – WCS begins construction on its Compact and Federal LLRW and mixed LLRW disposal facilities;
●	2012 – WCS completes construction of its Compact and Federal LLRW disposal facilities and commences operations at the Compact facility;
●	2012 – In December CompX completes the sale of its furniture components business;
●	2013 – WCS commences operations at the Federal LLRW facility;

●	2013 – In December we purchased an additional ownership interest in and became the majority owner of Basic Management, Inc. and The LandWell Company; both companies are now included in our Consolidated Financial Statements effective December 31, 2013;
●	2015 – The first homes in our Cadence planned community were completed by third-party builders and sold to the public;
●	2018 – In January we completed the sale of WCS;
●	2020 – In December LandWell completed the first bulk sale of land within the Cadence planned community; and
●	2022 – In July 2022 Basic Water Company ceased water delivery due to a decline in water levels at Lake Mead in Nevada.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime such as disruptions in energy supplies, transportation interruptions, cyber-attacks and public health crises such as COVID-19);
●	Competitive products and substitute products;
●	Customer and competitor strategies;

●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew, amend, refinance or establish credit facilities;
●	Increases in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental health and safety or other regulations such as those seeking to limit or classify TiO2 or its use;
●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in real estate values and construction costs in Henderson, Nevada; and
●	Possible future litigation.

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

Segments

We currently have three consolidated reportable operating segments at December 31, 2022:

Chemicals Kronos Worldwide, Inc.

Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.

Component Products CompX International Inc.

We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. CompX is also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine industry.

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

TiO2 is a white inorganic pigment used in a wide range of products for its exceptional durability and its ability to impart whiteness, brightness and opacity. TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals. TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power (or opacity), which is the ability to cover or mask other materials effectively and efficiently. TiO2 is designed, marketed and sold based on specific end-use applications.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. We believe Western Europe and North America currently each account for approximately 16% of global TiO2 consumption. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and we believe these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets

Including its predecessors, Kronos has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. We believe Kronos is the largest TiO2 producer in Europe with 45% of its 2022 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2020	2021	2022
Europe	17%	15%	14%
North America	18%	17%	17%

We believe Kronos is the leading seller of TiO2 in several countries, including Germany. Overall, Kronos is one of the top five producers of TiO2 in the world, with an estimated 7% share of worldwide TiO2 sales volume in 2022.

Kronos offers its customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 92% of our Chemicals Segment’s net sales in 2022. Kronos and its agents and distributors primarily sell its products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2022:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	45%	Coatings	50%
North America	39%	Plastics	29%
Asia Pacific	9%	Paper	8%
Rest of World	7%	Other	13%

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 8% of our Chemicals Segment’s net sales in 2022:

●	Kronos owns and operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. Kronos supplies ilmenite to its sulfate plants in Europe. Kronos also sells ilmenite ore to third parties, some of whom are its competitors. Kronos also sells an ilmenite-based specialty product to the oil and gas industry. The mine has estimated ilmenite reserves that are expected to last at least 50 years.
●	Kronos manufactures and sells iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production. These co-product chemicals are marketed through its Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

●	Kronos manufactures and sells other specialty chemicals, which are side-stream products from the production of TiO2. These specialty chemicals are used in applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices and natural gas pipe and other specialty applications.

Manufacturing, operations and properties

Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2022, chloride process production facilities represented approximately 45% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

Kronos produced 517,000, 545,000 and 492,000 metric tons of TiO2 in 2020, 2021 and 2022, respectively. Kronos’ production volumes include its share of the output produced by its TiO2 manufacturing joint venture discussed below. Kronos’ average production capacity utilization rates were approximately 92% in 2020, full practical capacity in 2021 and 89% in 2022. Kronos’ production rates in 2020 were impacted by the COVID-19 pandemic (primarily in the third quarter). In the fourth quarter of 2022 Kronos adjusted production levels to correspond with reduced customer demand in its European and export markets resulting from challenging economic conditions and geopolitical uncertainties.

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

As part of Kronos’ long-term strategy to increase chloride process production, Kronos phased-out sulfate production at its Leverkusen facility during 2020. Kronos’ chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos operated its facilities at reduced capacities in the fourth quarter of 2022 and into 2023. Based on current assumptions about market performance and demand, Kronos expects to operate its TiO2 plants at 80% to 90% capacity in the first half of 2023 and near full practical capacity levels by the second half of 2023.

The following table presents the division of Kronos’ expected 2023 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2
		manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	32%	–%
Nordenham, Germany	TiO2 production, sulfate process, co-products	–	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	15	–
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	–	7
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	17	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	15	–
Total		79%	21%
(1)	The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. Kronos owns the Leverkusen facility, which represents about one-third of its current TiO2 production capacity, but Kronos leases the land under the facility from Bayer under a long-term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	Kronos operates the facility near Lake Charles through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which Kronos is entitled. See Note 7 to our Consolidated Financial Statements and “TiO2 manufacturing joint venture.” The joint venture owns the land and facility.

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

Kronos has corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium and France.

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

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Sierra Leone, Canada and India. Kronos purchases feedstock for its chloride process TiO2 from the following primary suppliers for certain contractually specified volumes for delivery extending in some cases, through 2026:

Supplier	Product	Renewal Terms
Rio Tinto Iron and Titanium Ltd	Chloride process grade slag	Auto-renews bi-annually
Rio Tinto Iron and Titanium Ltd	Upgraded slag	Auto-renews annually
Eramet SA	Chloride process grade slag	Renewal terms upon negotiation
Sierra Rutile Limited	Rutile ore	Renewal terms upon negotiation
Iluka Resources Limited	Rutile ore	Renewal terms upon negotiation
Saraf Agencies Private Limited	Chloride process grade slag	Renewal terms upon negotiation

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2022. Kronos expects ilmenite production from its mine to meet its European sulfate process feedstock requirements for the foreseeable future. For its Canadian sulfate process plant, Kronos purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice. Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2022.

Raw materials
Production process/raw material	procured or mined
(In thousands
of metric tons)
Chloride process plants -
Purchased slag or rutile ore	488
Sulfate process plants:
Ilmenite ore mined and used internally	220
Purchased slag	20

Sales and marketing

Kronos’ marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers. Because TiO2 represents a significant input cost for its customers, the purchasing decisions are often made by Kronos’ customers’ senior management. Kronos works to maintain close relationships with the key decision makers through in-depth and frequent contact. Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organizations using its direct sales force and technical service group to accomplish this objective. Kronos believes this helps build customer loyalty and strengthens its competitive position. Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in its customers’ businesses. Where appropriate, Kronos works in conjunction with its customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. Kronos also focuses its sales and marketing efforts on those geographic and end-use market segments where it believes it can realize higher selling prices. This focus includes continuously reviewing and optimizing its customer and product portfolios.

Kronos also works directly with its customers to monitor the success of its products in their end-use applications, evaluates the need for improvements in its product and process technology and identifies opportunities to develop new product solutions for its customers. Kronos’ marketing staff closely coordinates with its sales force and technical specialists to ensure the needs of its customers are met, and to help develop and commercialize new grades where appropriate.

Kronos sells a majority of its products through its direct sales force operating in Europe and North America. Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas. In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents. Kronos’ agents do not sell any TiO2 products other than KRONOS® branded products. In North America, its sales are made primarily through its direct sales force and supported by a network of distributors. Kronos has increased its marketing efforts over the last several years in export markets and its sales are now made through its direct sales force, sales agents and distributors. In addition to its direct sales force and sales agents, many of Kronos’ sales agents also act as distributors to service its customers in all regions. Kronos offers customer and technical service to customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base with only one customer representing 10% or more of our Chemicals Segment’s net sales in 2022 (Behr Process Corporation – 10%). Kronos’ largest ten customers accounted for approximately 33% of our Chemicals Segment’s net sales in 2022.

Neither our Chemicals Segment’s business as a whole nor any of its principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring to meet demand during the spring and summer painting seasons. With certain exceptions, such as during the third quarter of 2020 as a result of the COVID-19 pandemic, and during the fourth quarter of 2022 as a result of reduced customer demand and unprecedentedly high energy costs, Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize its per-unit production costs. As a result, Kronos normally builds inventories during the first and fourth quarters of each year in order to maximize its product availability during the higher demand periods normally experienced in the second and third quarters.

Competition

The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of Kronos’ product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products. During 2022, Kronos had an estimated 7% share of worldwide TiO2 sales volume, and based on sales volume, we believe Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Incorporated, LB Group Co. Ltd. and Venator Materials PLC. The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2022:

Worldwide production capacity - 2022
Chemours	15%
Tronox	12%
LB Group Co. Ltd.	11%
Venator	7%
Kronos	7%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. LB Group Co. Ltd. previously announced it plans to add an additional 200,000 tons of chloride capacity which we expect will be added incrementally over the next several years.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Therefore, over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects, although this increase only partly compensated for the shut-down of various TiO2 plants throughout the world. Although overall industry demand is expected to increase in 2023, other than through debottlenecking projects and the LB Group Co. Ltd. expansion mentioned above, Kronos does not expect any significant efforts will be undertaken by it or its principal competitors to further increase capacity and Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from Kronos’ expectations, the TiO2 industry’s and Kronos’ performance could be unfavorably affected.

Research and development

Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening its competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $16 million in 2020, $17 million in 2021 and $15 million in 2022. Kronos expects to spend approximately $17 million on research and development in 2023.

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

Trademarks and trade secrets – Kronos’ trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States. Kronos protects the trademarks it uses in connection with the products it manufactures and sells and has developed goodwill in connection with its long-term use of its trademarks. Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security. Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos’ proprietary chloride production process is an important part of its technology and its business could be harmed if it fails to maintain confidentiality of its trade secrets used in this technology.

Regulatory and environmental matters

Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air, or water; and the health and safety of Kronos’ employees. Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity.  During 2021, Kronos was notified by government authorities in Norway that the classification of a dam at its mine facilities was changed to the highest level for Norwegian classification of dam structures.  As a result, Kronos’ mine operations are subject to a higher degree of oversight and regulation than existed prior to this change in classification, and Kronos has increased its capital expenditures to adapt to the higher classification standards.

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its KRONOS ecochem® products. Annually Kronos updates and publishes its Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website.  Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Three of its five production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place.  These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects  that reduce energy consumption and associated Greenhouse Gas (“GHG”) emissions or enhance efficiency. When possible, Kronos looks for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions.  Kronos also actively manages potential water-related risks, including flooding and water shortages.  Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the Court of Justice of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result  in  improved  environmental  protection  such  as  lower  emissions  from its manufacturing facilities, were $17.6 million in 2022 and are currently expected to be approximately $20 million in 2023.

COMPONENT PRODUCTS SEGMENT – COMPX INTERNATIONAL INC.

Business overview

Through our majority-controlled subsidiary, CompX, we are a leading manufacturer of security products including mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries. CompX continuously seeks to diversify into new markets and identify new applications and features for its products, which it believes provides a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, operations and products

Security Products. CompX’s security products reporting unit manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. CompX’s security products reporting unit has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its marine components reporting unit. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

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

Marine Components. CompX’s marine components reporting unit manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (tow boats) and performance boats. CompX’s marine components reporting unit has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with its security products reporting unit. CompX’s specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

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

CompX operated three principal operating facilities at December 31, 2022 as shown below.

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

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 17% of our Component Products Segment’s total cost of sales for 2022. Total material costs, including purchased components, represented approximately 47% of our Component Products Segment’s cost of sales in 2022.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Prices for the primary commodity-related raw materials used in the manufacture of locking mechanisms, primarily zinc and brass, generally increased throughout 2021 and the first half of 2022. Prices began to stabilize in the latter half of 2022, although at elevated levels. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, experienced significant volatility during 2021 and 2022. Based on current economic conditions, CompX expects the prices for zinc, brass, stainless steel and other manufacturing materials in 2023 to be relatively stable, although at the elevated levels it experienced in the second half of 2022. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which it competes. Consequently, overall operating margins can be affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks

CompX holds a number of patents relating to its component products, certain of which it believes to be important to it and its continuing business activity. Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from 1 year to 18 years at December 31, 2022. CompX’s major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™ National Cabinet Lock® Fort Lock® Timberline® Lock Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock®	Lockview® System 64® SlamCAM® RegulatoR® CompXpress® GEM® Turbine™ NARC iD® NARC® ecoForce® Pearl®	CompX Marine® Custom Marine® Livorsi® Marine Livorsi II® Marine CMI Industrial® Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® Vantage View® GEN-X®

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

Our Component Products Segment sells to a diverse customer base with only two customers representing 10% or more of our Component Products Segment’s sales in 2022 (United States Postal Service – 14% and Malibu Boats, LLC –12%). Our Component Products Segment’s largest ten customers accounted for approximately 52% of its sales in 2022.

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

REAL ESTATE MANAGEMENT AND DEVELOPMENT SEGMENT – BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY

Business overview

Our Real Estate Management and Development Segment consists of our majority owned subsidiaries, BMI and LandWell. BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to the bankruptcy filing on September 10, 2022 of Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, was responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by BWC.  See Note 2 to our Consolidated Financial Statements and also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Real Estate Management and Development”. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use.

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

In addition, BMI provides certain utility services to an industrial park located in Henderson, Nevada and prior to BWC’s bankruptcy filing on September 10, 2022 also delivered water to the City of Henderson and various other users through a water delivery system owned and operated by BWC.

Sales

LandWell began marketing land for sale in the residential/planned community in December 2013 and at December 31, 2022 approximately 90 saleable acres remain.  LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at December 31, 2022 approximately 20 saleable acres remain. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to five years to complete.

Our Real Estate Management and Development Segment’s sales consist principally of land sales and to a lesser extent water (for the first half of 2022) and electric delivery fees. During 2022 we had sales to two customers that exceeded

10% of our Real Estate Management and Development Segment’s net sales (CCR 270 – 30% and Richmond American Homes – 19%) related to land sales.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

We seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability, and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting human rights and supporting our local communities, and continuously developing our employees. At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate. Each of our locations maintains site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures we believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

At a corporate level, we engage in periodic reviews of our cybersecurity programs, including cybersecurity risk and threats. Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility and availability of company data stored, processed, or transferred.  We periodically update our board of directors on our cyber-related risks and cybersecurity programs.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our Board established share ownership guidelines for our non-management directors.

Kronos has taken steps to integrate ESG considerations into operating decisions with other critical business factors. Kronos biennially publishes an ESG Report, which is available on its public website. The primary purpose of its ESG Report is to describe Kronos’ policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG. Kronos voluntarily developed these internal metrics and benchmarks, which Kronos uses to identify progress and opportunities for improvement. These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance, as the standards, methodologies and assumptions used to determine these metrics vary by company and jurisdiction.

HUMAN CAPITAL RESOURCES

Employees

Our operating results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. Each of our businesses has a well-trained labor force with a substantial number of long-tenured employees. Our businesses provide competitive compensation and benefits to our employees, some of which are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by segment and by country/region, can include annual bonuses, a defined benefit pension plan, a defined contribution plan with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2022, our Chemicals Segment employed the following number of people:

Europe	1,841
Canada	369
United States (1)	56
Total	2,266
(1)	Excludes employees of our LPC joint venture.

Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2022, approximately 88% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2022, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position, or liquidity.

As of December 31, 2022, our Component Products Segment and our Real Estate Management and Development Segment employed 609 people and 24 people, respectively, all in the United States. We believe CompX’s and BMI’s labor relations are good.

Health and safety

Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. We are conducting our businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. With this data we calculate incident frequency rates to assess the quality of our safety performance. At the global level we also track overall safety performance. Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate aggregating information about employees and contractors was 1.61 in 2020 (1.54 of the aggregate represents employees only), 1.08 in 2021 (0.90 of the aggregate represents employees only) and 1.01 in 2022 (0.86 of the aggregate represents employees only).

CompX uses lost time incidents as a key measure of worker safety. CompX defines lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. CompX had lost time incidents of nil in 2020, one in 2021 and three in 2022.

Diversity and inclusion

We recognize that everyone deserves respect and equal treatment. As a global company, we embrace diversity and collaboration in our workforce and our business initiatives. We are an equal opportunity employer and we base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which we operate. We promote a respectful, diverse and inclusive workplace in which all individuals are treated with respect and dignity.

OTHER

NL Industries, Inc. – At December 31, 2022, NL owned approximately 87% of CompX and approximately 31% of Kronos. NL also holds certain marketable securities and other investments.

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

We and other entities that may be deemed to be controlled by or affiliated with Ms. Simmons and the Family Trust routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, that provide strategic opportunities and synergies or that we perceive to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. In some instances we actively manage the businesses we acquire with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, we have disposed of our interest in a company prior to gaining control. We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

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

ITEM 1A.RISK FACTORS

Listed below are certain risk factors associated with us and our businesses. See also certain risk factors discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. In addition to the potential effect of these risk factors, any risk factor which could result in reduced earnings or increased operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

Operational Risk Factors

Demand for, and prices of, certain of our Chemicals Segment’s products are influenced by changing market conditions for its products, which may result in reduced earnings or operating losses.

Our Chemicals Segment’s sales and profitability are largely dependent on the TiO2 industry. In 2022, 92% of our Chemicals Segment’s sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional, and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

For our Chemicals Segment, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which our facilities are located. Titanium-containing feedstocks suitable for use in our Chemicals Segment’s TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which our Chemicals Segment purchases or mines its raw material supplies could adversely affect raw material availability. If our Chemicals Segment or its worldwide vendors are unable to meet their planned or contractual obligations and our Chemicals Segment is unable to obtain necessary raw materials, it could incur higher costs for raw materials or may be required to reduce production levels. Our Chemicals Segment experienced increases in feedstock costs in 2021 and 2022, and we expect feedstock costs to continue to increase in 2023. Our Chemicals Segment may also experience higher operating costs such as energy costs, which could affect its profitability. Our Chemicals Segment may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels, which could reduce earnings and decrease liquidity.

Our Chemicals Segment has supply contracts that provide for its TiO2 feedstock requirements that currently expire in 2023, and one contract that extends through 2026. While our Chemicals Segment believes it will be able to renew these contracts, we do not know if our Chemicals Segment will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our Chemicals Segment’s current agreements (including those entered into through February 2023) require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.0 billion beginning in 2023 and extending through 2026. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require it to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $84 million at December 31, 2022. Our Chemicals Segment’s commitments under these contracts could adversely affect our financial results if it significantly reduces its production and is unable to modify the contractual commitments.

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

A substantial portion of the revenues and assets associated with our Real Estate Management and Development Segment relates to certain land under development in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes. A substantial majority of the land in the residential/planned community was sold prior to 2023. We generally recognize revenue from these land sales over time using cost-based inputs because we receive substantially all cash payment at the time of sale but significant development obligations still exist. We currently estimate development obligations are $140 million and will take approximately three to five years to complete. Our estimates of our development obligations include certain assumptions about future labor and construction costs. If actual costs were significantly above our estimates, revenue, profits and liquidity in our Real Estate Management and Development Segment may be significantly and negatively affected.

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

We have a significant amount of debt, primarily related to Kronos’ Senior Notes, our loan from Contran Corporation, and the LandWell bank note. As of December 31, 2022, our total consolidated debt was approximately $560 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $790 million in 2023. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. In addition, our ability to borrow funds under certain of our revolving credit facilities in the future, in some instances, will depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We operate our businesses in several different countries and sell our products worldwide. For example, during 2022, 45% of our Chemicals Segment’s sales volumes were sold into European markets. The majority (but not all) of our sales from our Chemicals Segment’s operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

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

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which we operate or sell our products, seeking to regulate our operations or to restrict, limit or classify TiO2, or its use. Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase our manufacturing and regulatory compliance obligations and costs. Increased compliance obligations and costs or restrictions on operations, raw materials and certain TiO2 applications could negatively impact our future financial results through increased costs of production, or reduced sales which may decrease our liquidity, operating income and results of operations.

If our intellectual property were to be declared invalid, or copied by or become known to competitors, or if our competitors were to develop similar or superior intellectual property or technology, our ability to compete could be adversely impacted.

Protection of our intellectual property rights, including patents, trade secrets, confidential information, trademarks and tradenames, is important to our businesses and our competitive positions. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented and rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights.

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

Global climate change laws and regulations could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries and many of our facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. The U.S. government and various non-U.S. governmental agencies of countries in which we operate have determined the consumption of energy derived from fossil fuels is a major contributor to climate change and have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations requiring enhanced reporting (such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022) as well as legislation regarding carbon emission costs, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms.  To date, the existing GHG laws and regulations in effect in the various countries in which we operate have not had a material adverse effect on our financial results. Until the timing, scope and extent of any new or future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition. However, if further GHG laws and regulations were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future laws and regulations focused on climate change and/or GHG emissions could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such laws and regulations.

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political, and regulatory environments.

We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, economic sanctions, exchange controls, global and regional economic downturns, natural disasters, terrorism, armed conflict (such as the current conflict between Russia and Ukraine), health crises (such as COVID-19) and political conditions. We may encounter difficulties enforcing agreements or other legal rights and the effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates. TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

Our businesses rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of products to and from our plants, receive, process and ship orders, manage the billing of and collections from customers and manage payments to vendors. Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures will be sufficiently effective. Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks and other similar events. This could result in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems and could adversely affect our results of operations and financial condition. We have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing and other attempts to breach, or gain unauthorized access to, our systems, and vulnerabilities introduced into our systems by trusted third-party vendors who have experienced cyber-attacks. To date we have not suffered breaches in our systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and we are experiencing such difficulties in obtaining insurance coverage.

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). NL’s sixth installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). Pursuant to the settlement agreement, NL placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Consolidated Balance Sheets.

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. NL made the initial $25.0 million payment in September 2019 and the first, second and third annual installment payments of $12.0 million each in September 2020,

2021 and 2022. We recognized an aggregate accretion expense of $1.3 million, $1.1 million and $.9 million in 2020, 2021 and 2022, respectively.

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

New cases may continue to be filed against NL. We do not know if NL will incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against NL or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against NL as to whether it might then have become probable NL has incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2021 and 2022 we had not recognized any material receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which NL’s wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed NL’s obligations. At December 31, 2022, NL had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters that NL believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $119 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2022, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

We have also accrued approximately $5 million at December 31, 2022 for other environmental cleanup matters which represents our best estimate of the liability.

In June 2008, NL received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (NJDEP) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey. NJDEP alleged that a waste hauler transported waste from one of its former facilities for disposal at the site in the early 1970s. NJDEP referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.” In 2012, EPA notified NL of its potential liability at this site. In May 2013, EPA issued its Record of Decision for the site. In June 2013, NL filed a contribution suit under CERCLA and the New Jersey Spill Act titled NL Industries, Inc. v. Old Bridge Township, et al. (United States District Court for the District of New Jersey, Civil Action No. 3:13-cv-03493-MAS-TJB) against the current owner, Old Bridge Township, and several federal and state entities NL alleges designed and operated the site and who have significant potential liability as compared to NL which is alleged to have been a potential source of material placed at the site by others. NL’s suit also names certain former NL customers of the former NL facility alleged to be the source of some of the materials. In January 2014, EPA issued a Unilateral Administrative Order (UAO) to NL for clean-up of the site based on the EPA’s preferred remedy set forth in the Record of Decision. NL has denied liability and will defend vigorously against all claims while continuing to seek contribution from other PRPs.

In August 2009, NL was served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities. The complaint alleges that hazardous substances were and continue to be discharged from its former Sayreville, New Jersey property into the sediments of the adjacent Raritan River. The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP. The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs. In June 2022, NL received a letter from the NJDEP informing NL that remediation of contaminated sites upriver of the former Sayreville site had progressed to the point that it was now appropriate for NL to resume investigating the sediments adjacent to the Sayreville site.  NL informed the NJDEP by letter that it would resume that investigation.  The lawsuit remains pending.  NL continues to deny liability and will defend vigorously against all claims.

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

In December 2020, NL and several other defendants were sued in California Department of Toxic Substances v. NL Industries, Inc., (United States District Court for the Central District of California, Case 2:20-cv-11293). This complaint by a California state agency asserts claims under CERCLA, a state environmental statute, and the common law relating to lead contamination allegedly connected to a secondary lead smelter located in Vernon, California. In October 2022, the trial court issued an order finding that NL and the other defendants are not liable under CERCLA for lead contamination in residential neighborhoods surrounding, but at a distance from, the former secondary lead smelter. The case will continue with regard to the former smelter property and an adjacent industrial area. NL has denied liability and will continue to defend vigorously against all claims.

Other Litigation

NL – NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 109 of these types of cases pending, involving a total of approximately 583 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, NL has not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Common Stock and Dividends – Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of March 3, 2023, there were approximately 728 holders of record of our common stock.

Performance Graph – Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2017 through December 31, 2022. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2017, and assumes the reinvestment of our regular quarterly dividends in shares of our stock.

	December 31,
	2017	2018	2019	2020	2021	2022
Valhi common stock	$100	$32	$32	$23	$44	$34
S&P 500 Index	100	96	126	149	192	157
S&P 500 Industrial Conglomerates	100	73	91	101	106	97

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Year
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

Equity Compensation Plan Information – We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 100,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2022, an aggregate of 93,600 shares were available for future award under this plan. See Note 16 to our Consolidated Financial Statements.

Treasury Stock Purchases – In March 2005 and November 2006, our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2022. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 16 to our Consolidated Financial Statements.

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

We have three consolidated reportable operating segments:

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added TiO2. TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. CompX is also a leading manufacturer of wake enhancements systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI owns real property in Henderson, Nevada and through its wholly-owned subsidiaries provides utility services to certain industrial and municipal customers. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada.

Income from Continuing Operations Overview

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 –

We reported net income from continuing operations attributable to Valhi stockholders of $90.2 million or $3.16 per diluted share in 2022 compared to $127.2 million or $4.46 per diluted share in 2021.

Our net income from continuing operations attributable to Valhi stockholders decreased from 2021 to 2022 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2022 compared to 2021;
●	lower operating income from our Real Estate Management and Development Segment in 2022 compared to 2021 including aggregate charges of $19.7 million in our Real Estate Management and Development Segment in 2022 related to the impairment of certain fixed assets and the bankruptcy filing of BWC in 2022; and
●	recognition of a gain on sales of land not used in our operations of $16.0 million in 2021.

Our diluted income from continuing operations per share in 2022 includes:

●	aggregate charges of $.35 per share related to the bankruptcy filing of BWC, including $.29 per share related to the impairment of the water delivery system fixed assets, primarily recognized in the second quarter, and $.04 per share loss on the deconsolidation of BWC and $.02 per share of bad debt expense related to an intercompany receivable with BWC, both recognized in the third quarter;
●	income of $.28 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment recognized in the third quarter; and
●	income of $.02 per share related to an energy utility infrastructure reimbursement recognized in the second quarter.

Our diluted income from continuing operations per share in 2021 includes:

●	a gain of $.43 per share related to sales of land not used in our operations recognized in the second and third quarters; and
●	income of $.28 per share related to tax increment infrastructure reimbursements recognized in the first and fourth quarters.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 –

We reported net income from continuing operations attributable to Valhi stockholders of $127.2 million or $4.46 per diluted share in 2021 compared to $50.9 million or $1.79 per diluted share in 2020.

Our net income from continuing operations attributable to Valhi stockholders increased from 2020 to 2021 primarily due to the net effects of:

●	higher operating income from all of our segments in 2021 compared to 2020;
●	recognition of a gain on sales of land not used in our operations of $16.0 million in 2021; and
●	income from infrastructure reimbursement of $15.3 million in 2021 compared to $19.7 million in 2020.

Our diluted income from continuing operations per share in 2021 includes:

●	a gain of $.43 per share related to sales of land not used in our operations recognized in the second and third quarters; and
●	income of $.28 per share related to tax increment infrastructure reimbursements recognized in the first and fourth quarters.

Our diluted income from continuing operations per share in 2020 includes:

●	income of $.35 per share related to the tax increment infrastructure reimbursement recognized in the first quarter;
●	a gain of $.07 per share from the proceeds received in the third quarter related to a prior land sale; and
●	a gain of $.03 per share related to an insurance recovery for a property damage claim at our Chemicals Segment recognized in the first quarter.

We discuss these amounts more fully below.

Current Forecast for 2023 –

We currently expect consolidated operating income for 2023 to be consistent as compared to 2022 primarily due to the net effects of:

●	higher operating income from our Real Estate Management and Development Segment in 2023 due to the aggregate $19.7 million of charges recognized in 2022 related to BWC noted above which will not recur and higher expected infrastructure reimbursements;
●	lower operating income from our Chemicals Segment in 2023 as the favorable impact of higher expected average TiO2 selling prices is not expected to offset the negative impact of higher manufacturing costs; and
●	lower operating income from our Component Products Segment in 2023 as marine sales are expected to normalize below 2022 record levels.

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

Segment Operating Results – 2022 Compared to 2021 and 2021 Compared to 2020

Chemicals –

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if our Chemicals Segment and its competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our Chemicals Segment’s  customers. We believe our Chemicals Segments’ customers’ inventory levels are influenced in part by their expectation for future changes in TiO2 selling prices as well as their expectation for future availability of product. Although certain of our Chemicals Segment’s TiO2 grades are considered specialty pigments, the majority of its grades and substantially all of its production are considered commodity pigment products with price and availability being the most significant competitive factors along with product quality and customer and technical support services.

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

Our Chemicals Segment’s key performance indicators are its TiO2 average selling prices, its TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends and selling prices will increase or decrease generally as a result of competitive market pressures.

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(Dollars in millions)
Net sales	$1,638.8	$1,939.4	$1,930.2	18%	—%
Cost of sales	1,291.0	1,494.5	1,540.2	16	3
Gross margin	$347.8	$444.9	$390.0	28	(12)
Operating income	$126.5	$200.8	$174.6	59	(13)
Percent of net sales:
Cost of sales	79%	77%	80%
Gross margin	21	23	20
Operating income	8	10	9
TiO2 operating statistics:
Sales volumes*	531	563	481	6%	(15)%
Production volumes*	517	545	492	5%	(10)%

Percent change in TiO2 net sales:
TiO2 product pricing				8%	21%
TiO2 sales volumes				6	(15)
TiO2 product mix/other				1	(1)
Changes in currency exchange rates				3	(5)
Total				18%	—%
*	Thousands of metric tons

Industry Conditions and 2022 Overview – Our Chemicals Segment started 2022 with average TiO2 selling prices 16% higher than at the beginning of 2021and average TiO2 selling prices increased 16% throughout 2022 in response to our Chemicals Segment rising production costs. Overall, our Chemicals Segment sales volumes declined in 2022 compared to 2021 primarily due to demand contraction in its European and export markets, particularly in the third and fourth quarters.

The following table shows our Chemicals Segment’s capacity utilization rates during 2021 and 2022. Throughout most of 2021 and continuing into the first quarter of 2022, our Chemicals Segment’s production facilities operated at full practical capacity. Due to the decreased demand in its European and export markets along with increased production costs, particularly energy costs in Europe, our Chemicals Segment curtailed production in the third and fourth quarters of 2022 at certain of its European facilities to align its production and inventory levels to anticipated near-term customer demand.

	Production Capacity Utilization Rates
	2021	2022
First quarter	97%	100%
Second quarter	100%	95%
Third quarter	100%	93%
Fourth quarter	100%	65%
Overall	100%	89%

Net Sales – Chemicals Segment’s net sales in 2022 were consistent with net sales in 2021 primarily due to the net effects of a 21% increase in average TiO2 selling prices (which increased net sales by approximately $407 million) and a 15% decrease in sales volumes (which decreased net sales by approximately $291 million). We estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $106 million, or 5% in 2022 as compared to 2021. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 15% in 2022 as compared to 2021 primarily due to lower demand in its European and export markets which our Chemicals Segment began experiencing towards the end of the second quarter and which accelerated during the third and fourth quarters of 2022. Sales volumes were 40% lower in the fourth quarter of 2022 as compared to the fourth quarter of 2021. Our Chemicals Segment also experienced lower sales volumes in its North American market in the second half of 2022, although to a lesser extent than the declines in its European and export markets.

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

Our Chemicals Segment’s sales volumes increased 6% in 2021 as compared to 2020 due to higher demand in its European, North American and Latin American markets, with a significant portion of the increase occurring in the second and third quarters as a result of the impact of the COVID-19 pandemic on the comparable periods in 2020.

Cost of Sales and Gross Margin – Cost of sales increased $45.7 million, or 3%, in 2022 compared to 2021 primarily due to the net effects of higher production costs of approximately $285 million (including higher costs for raw materials and energy), a 15% decrease in sales volumes and changes in currency exchange rates. Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 80% in 2022 compared to 77% in 2021 due to the impact of higher production costs, including higher raw material and energy costs partially offset by the favorable effects of higher average TiO2 selling prices. In addition, our Chemicals Segment’s cost of sales in 2022 includes approximately $26 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at certain of its European facilities throughout the fourth quarter.

Gross margin as a percentage of net sales decreased to 20% in 2022 compared to 23% in 2021. Our Chemicals Segment’s gross margin as a percentage of net sales in 2022 decreased primarily due to the net effect of higher average TiO2 selling prices, lower production and sales volumes, higher production costs and fluctuations in currency exchange rates.

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

Operating Income – Our Chemicals Segment’s operating income decreased by $26.2 million, from $200.8 million in 2021 to $174.6 million in 2022. Operating income as a percentage of net sales was 9% in 2022 compared to 10% in 2021. This decrease was driven by the lower gross margin discussed above for the comparable periods. Our Chemicals Segment experienced an operating loss of $15.3 million in the fourth quarter of 2022 compared to operating income of $55.4 million in the fourth quarter of 2021. Our Chemicals Segment also recognized a gain of $2.7 million in 2022 related to cash received from the settlement of a business interruption insurance claim related to Hurricane Laura. See Note 13 to our Consolidated Financial Statements. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $23 million in 2022 as compared to 2021 as discussed in the Currency Exchange Rates section below.

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

Our Chemicals Segment’s operating income in 2020 was minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020 with resumption of operations on September 25, 2020. LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations. Our Chemicals Segment believes insurance (subject to applicable deductibles) will cover a majority of its losses from the hurricane, including property damage, business interruption losses related to its share of LPC’s lost production and other costs resulting from the disruption of operations. As of December 31, 2021, our Chemicals Segment had not yet recognized any insurance recoveries because the ultimate disposition of its portion of the business interruption claim was not yet determinable; however, as of December 31, 2021 LPC had received a portion of the proceeds related to its property damage claim. On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility. Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane. Similar to Hurricane Laura, losses determined to be incurred by LPC and our Chemicals Segment as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $3.8 million in 2020, $1.5 million in 2021 and $1.3 million in 2022, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Year ended December 31, 2022 vs December 31, 2021
				Translation
				gains/(losses)	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(106)	$(106)
Operating income	2	12	10	13	23

The $106 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on the reported amount of net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $23 million increase in operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $10 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $13 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2022 as compared to 2021, partially offset by net currency translation losses primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2022 as compared to 2021.

Impact of changes in currency exchange rates - 2021 vs. 2020
				Translation
				gains/(losses)	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2020	2021	Change	rate changes	2021 vs. 2020

	(In millions)
Impact on:
Net sales	$—	$—	$—	$43	$43
Operating income	(4)	2	6	(19)	(13)

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

Outlook – As previously reported, late in the third quarter of 2022, demand in Europe and the export markets began to rapidly deteriorate as many of our Chemicals Segment’s customers in those regions reduced their production rates in response to economic conditions and geopolitical uncertainties. This weakness continued through the fourth quarter. In addition, in the second half of 2022 our Chemicals Segment experienced rapidly rising costs particularly in Europe, led by natural gas, electricity and certain key raw materials. In response to this decline in demand coupled with increased production costs, our Chemicals Segment implemented production curtailments at certain of its European facilities throughout the fourth quarter to manage inventory levels. Our Chemicals Segment also experienced declining demand in North America in the late second half of 2022, but to a lesser extent than its European and export markets.

At the beginning of 2023 our Chemicals Segment began to see pockets of improving demand in Europe and certain export markets bolstered by customer inventory replenishment after significant destocking in the fourth quarter of 2022. Our Chemicals Segment is experiencing continued weak demand in North America in the first quarter of 2023. Our Chemicals Segment expects customer demand to gradually return during the first half of the year particularly in Europe and export markets. Accordingly, at the beginning of 2023, our Chemicals Segment began a measured ramp up of production with the expectation of operating its facilities at full practical capacity by the end of the second quarter of 2023. Our Chemicals Segment’s selling prices have remained stable at the beginning of 2023; however, our Chemicals Segment expects selling prices to rise throughout the last three quarters of 2023 in response to higher production costs. Based on the net effects of these factors, our Chemicals Segment expects to report lower operating results for the full year of 2023 as compared to 2022.

Our Chemicals Segment will continue to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly. The long-term outlook for the TiO2 industry remains very positive, and the steps we are taking in the near term are intended to preserve our Chemicals Segment global market share and position its business to profitably grow in the future.

Our expectations for the TiO2 industry and our Chemicals Segment operations are based on a number of factors outside our control. As noted above, our Chemicals Segment has experienced global market disruptions including high energy costs and availability concerns and future impacts on its operations will depend on, among other things, future energy costs and availability and the impact economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Component Products –

Our Component Products Segment reported operating income of $25.4 million in 2022 compared to operating income of $20.5 million in 2021 and $11.8 million in 2020. The increase in operating income in 2022 over 2021 is primarily due to higher marine components sales and to a lesser extent higher security products sales. Our Components Products Segment’s operating income was negatively impacted by the COVID-19 pandemic in 2020, primarily in the second and third quarters, which significantly impacts operating income comparisons for the comparative periods. Beginning in the third quarter of 2020 and continuing through 2021, our Component Products Segment’s sales volumes generally improved at both security products and marine components reporting units and the increase in operating income in 2021 over 2020 primarily resulted from the higher sales volumes.

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

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(Dollars in millions)
Net sales:
Security products	$87.9	$105.1	$114.5	20%	9%
Marine components	26.6	35.7	52.1	34	46
Total net sales	114.5	140.8	166.6	23	18
Cost of sales	81.7	98.1	117.8	20	20
Gross margin	$32.8	$42.7	$48.8	30	14
Operating income	$11.8	$20.5	$25.4	74	24

Percent of net sales:
Cost of sales	71%	70%	71%
Gross margin	29	30	29
Operating income	10	15	15

Net Sales – Our Component Products Segment’s net sales increased $25.8 million in 2022 compared to 2021 due to higher marine component sales primarily to the towboat market and, to a lesser extent, higher security products sales across a variety of markets. Marine components net sales increased $16.4 million, or 46%, in 2022 as compared to 2021. Relative to prior year, marine component sales were $11.5 million higher to the towboat market (primarily to original equipment boat manufacturers), $2.1 million higher to the engine builder market and $2.0 million higher to the industrial market. Security products net sales increased $9.4 million, or 9%, in 2022 as compared to 2021. Relative to prior year, security products sales were $3.8 million higher to the government security market, $1.8 million higher to the office furniture market, $1.5 million higher to distributors, $1.0 million higher to the tool storage market and $.9 million higher to the gas station security market.

Our Component Products Segment’s net sales increased $26.3 million in 2021 compared to 2020 primarily due to higher sales at both the security products and marine components reporting units, particularly in the second quarter of 2021, as many of our Component Products Segment’s customers were temporarily closed or reduced production during the second quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Beginning in the third quarter of 2020 and continuing through 2021, marine components sales exceeded pre-pandemic levels.  Marine components net sales increased $9.1 million, or 34%, in 2021 as compared to 2020 primarily due to increased sales of $7.2 million to several original equipment boat manufacturers in the towboat market. Security products sales generally improved since third quarter of 2020 but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market.  Relative to prior year, sales increased $17.2 million, or 20%, primarily due to $7.2 million higher sales to the government security market, $4.9 million higher sales to the transportation market and $2.0 million higher sales to distribution customers.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales increased in 2022 compared to 2021 primarily due to the effects of higher sales, as well as increased production costs at both security products and marine components. Our Component Products Segment’s gross margin as a percentage of net sales decreased over the same period primarily due to the decrease in the security products gross margin percentage. Security products gross margin as a percentage of net sales for 2022 decreased as compared to 2021 primarily due to higher cost of sales, most significantly in the third and fourth quarters of 2022, as price increases and surcharges did not fully offset higher cost inventory sold in the latter half of the year. Marine components gross margin as a percentage of net sales increased slightly in 2022 compared to 2021 with increased sales due to price increases and surcharges more than offsetting higher production costs, as well as increased coverage of cost of sales from higher sales.

Our Component Products Segment’s cost of sales increased in 2021 compared to 2020 primarily due to the effects of higher sales, as well as increased production costs at both security products and marine components. Our Component Products Segment’s gross margin as a percentage of net sales increased over the same period due to the increase in the security products gross margin percentage partially offset by the decrease in the marine components gross margin percentage. Security products gross margin as a percentage of net sales for 2021 increased as compared to 2020 due to increased coverage of fixed costs from higher sales, partially offset by higher production costs including increased raw materials costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs primarily due to higher overtime costs and increased headcount. Marine components gross margin as a percentage of net sales decreased in 2021 compared to 2020 as increased coverage of fixed costs from higher sales were more than offset by higher production costs including raw materials costs (primarily stainless steel), higher shipping costs and increased labor costs resulting from higher overtime costs and increased headcount.

Operating Income – Our Component Products Segment operating income increased in 2022 compared to 2021. Operating margin increased in 2022 compared to 2021 primarily due to the factors impacting net sales, cost of sales and gross margin discussed above. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on disposal of property and equipment. Operating costs and expenses increased $1.2 million in 2022 compared to 2021 predominantly due to higher salary and employment related costs.

Our Component Products Segment operating income increased in 2021 compared to 2020. Operating margin increased in 2021 compared to 2020 primarily due to the factors impacting net sales, cost of sales and gross margin discussed above. Operating costs and expenses increased $1.2 million in 2021 compared to 2020 primarily due to higher salary and benefits costs.

General – Our Component Products Segment’s profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control manufacturing costs, primarily comprised of labor costs and materials. The materials used in our Component Products Segment’s products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 47% of our Component Products Segment’s cost of sales in 2022, with commodity-related raw materials representing approximately 17% of our Component Products Segment’s cost of sales. Prices for the primary commodity-related raw materials used in the manufacture of its locking mechanisms, primarily zinc and brass, generally increased throughout 2021 and the first half of 2022. Prices began to stabilize in the latter half of 2022, although at elevated levels. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, experienced significant volatility during 2021 and 2022. Based on current economic conditions, we expect the prices for our Component Products Segment’s primary commodity-related raw materials including zinc, brass, stainless steel and other manufacturing materials in 2023 to be relatively stable, although at the elevated levels our Component Products Segment experienced in the second half of 2022.

Our Component Products Segment occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 – “Business – Component Products Segment – CompX International, Inc. – Raw Materials.”

Outlook – While our Component Products Segment continued to experience strong demand at both its reporting units during the fourth quarter of 2022, the order rate and backlog at both reporting units began to soften late in the fourth quarter. Our Component Products Segment operated its manufacturing facilities at elevated production rates throughout 2022 in line with the strong demand and it continues to monitor demand levels and will adjust production rates accordingly. While labor markets continue to be competitive in each of the regions in which our Component Products Segment operates and labor costs continue to rise, our Component Products Segment has been able to achieve and maintain more balanced staffing levels aligned with current and forecasted demand, particularly at its marine components reporting unit. Our Component Products Segment continues to face shortages related to certain electronic components; however, its supply chains are generally stable and recently transportation and logistical delays have been minimal.

Our Component Products Segment expects gross margins at its security products reporting unit will continue to be challenged during 2023 as higher cost inventory continues to work its way through cost of sales and anticipated reduced demand may limit its ability to implement further price increases. While our Component Products Segment expects its marine components net sales to remain strong during the first quarter, it expects net sales will decline as compared to 2022 as marine market demand is being challenged by higher interest rates and several original equipment boat manufacturers, including certain of its customers, have publicly announced reduced production schedules in 2023 compared to 2022. Our Component Products Segment currently expects its marine components reporting unit gross margins as a percentage of net sales in 2023 to be comparable to 2022. Based on the softening demand and general economic conditions in North America, our Component Products Segment currently expects to report lower net sales and operating income at both reporting units during 2023 compared to 2022. Our Component Products Segment is focused on managing inventory levels to support anticipated lower demand in 2023. With raw materials and other components more readily available, our Component Products Segment believes it will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be some global and domestic supply chain challenges and any future impacts on operations will depend on, among other things, any future disruption in our Component Products Segment’s operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development –

	Years ended December 31,
	2020	2021	2022

	(In millions)
Net sales:
Land sales	$87.0	$207.8	$120.9
Water delivery sales	7.6	6.8	3.6
Utility and other	1.8	1.6	1.2
Total net sales	96.4	216.2	125.7
Cost of sales	64.9	123.6	74.1
Gross margin	$31.5	$92.6	$51.6
Operating income	$47.8	$97.3	$39.4

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada, and prior to BWC’s bankruptcy filing on September 10, 2022 was responsible for the delivery of water to the City of Henderson and various other users through a water delivery system owned and operated by BWC. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use.

LandWell began marketing land for sale in the residential/planned community in December 2013 and at December 31, 2022 approximately 90 saleable acres remain. LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at December 31, 2022 approximately 20 saleable acres remain. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to five years to complete.

Net Sales and Operating Income – Substantially all of the net sales from our Real Estate Management and Development segment in 2022 consisted of revenues from land sales. We recognized $120.9 million in revenues on land sales during 2022 compared to $207.8 million in 2021. Cost of sales related to land sales revenues was $69.7 million in 2022 compared to $117.0 million in 2021. Land sales revenue decreased substantially in 2022 primarily due to two land parcels with no post-closing obligations that closed during the fourth quarter of 2021 for $70 million which were immediately recognized as revenue.  Excluding these two parcels that closed in 2021, land sales declined 12% in 2022 primarily due to a decrease in acreage sold and the relative timing of development spending. Substantially all of the land sales revenue we recognized in 2022 was under the cost-based inputs method of revenue recognition for acreage sold in prior years and to a lesser extent current year land sales.  In 2021 land sales were heavily weighted towards the end of the year. Land sales revenue in the fourth quarter of 2022 was $20.0 million compared to $150.8 million in the fourth quarter of 2021, including approximately $70 million noted above. Included in operating income was income related to the tax increment reimbursement note receivables of $15.2 million and $15.3 million in 2022 and 2021, respectively. See Note 7 to our Consolidated Financial Statements.

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

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to BWC’s bankruptcy filing on September 10, 2022 was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC.  BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system. Current estimates of Lake Mead water levels do not indicate lake levels will be sufficient to enable BWC to resume pumping water for the foreseeable future. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under the ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment. Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada. Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022. Operating income comparisons between 2022 and 2021 are affected by the aggregate $19.7 million in charges related to BWC recognized in 2022.  See Notes 2 and 9 to our Consolidated Financial Statements.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At December 31, 2022, substantially all of the land in the residential/planned community had been sold with approximately 90 saleable acres remaining. While we expect to sell the remaining acres over the next one to three years, due to the current economic conditions, we are unsure of the timing of any sales that may occur.  At December 31, 2022 we have deferred revenue of $123.0 million related to land sales closed in 2022 and prior years. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take three to five years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will lower the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next three to five years. We expect these land development costs in 2023 to be consistent with 2022. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

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

General Corporate Items, Interest Expense, Income Taxes, Noncontrolling Interest and Related Party Transactions

Insurance Recoveries – NL has agreements with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts NL received from these insurance carriers. In addition, Kronos recognized $1.5 million of insurance recoveries in 2020 related to a property damage claim. See Note 13 to our Consolidated Financial Statements.

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

Gain on Land Sales – In 2021, we sold two parcels of land (including one parcel in the second quarter and one parcel in the third quarter) not used in our operating activities. See Note 13 to our Consolidated Financial Statements.

Other Components of Net Periodic Pension and OPEB Expense – We recognized other components of net periodic pension and OPEB expense of $13.9 million in 2022, $17.0 million in 2021 and $20.1 million in 2020. The change in expense is primarily due to pension costs as a result of actuarial amortizations and expected returns on plan assets. See Note 11 to our Consolidated Financial Statements.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries –  Our subsidiaries Kronos and NL hold shares of our common stock. As discussed in Note 16 to our Consolidated Financial Statements, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Consolidated Balance Sheets at fair value.  Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation, we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. The $1.6 million loss in 2022, the $3.3 million gain in 2021 and the $1.7 million loss in 2020 recognized in our Consolidated Financial Statements represent the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Other General Corporate Items – Corporate expenses were 5% higher at $36.6 million in 2022 compared to $34.7 million in 2021 due primarily to higher litigation and related costs in 2022. Included in corporate expense are:

●	litigation and related costs at NL of $4.2 million in 2022 and $1.9 million in 2021; and
●	environmental remediation and related costs of $1.7 million in 2022 compared to $1.6 million in 2021.

Corporate expenses of $34.7 million in 2021 were comparable to $34.3 million in 2020. Included in corporate expense are:

●	litigation and related costs at NL of $1.9 million in each of 2021 and 2020; and
●	environmental remediation and related costs of $1.6 million in 2021 compared to $.7 million in 2020.

Overall, we currently expect that our net general corporate expenses in 2023 will be higher than 2022 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 18 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2023, or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2023, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

Interest Expense – Interest expense decreased to $27.9 million in 2022 from $32.5 million in 2021 primarily due to lower average debt levels and the effects of changes in currency exchange rates somewhat offset by higher interest rates on variable-rate indebtedness in 2022. Interest expense decreased to $32.5 million in 2021 from $36.2 million in 2020 primarily due to lower average debt levels in 2021.

We expect interest expense will be higher in 2023 as compared to 2022 primarily as lower average debt balances will be more than offset by higher average interest rates on variable–rate indebtedness.

Provision for Income Taxes – We recognized income tax expense of $33.8 million in 2022 compared to $60.1 million in 2021. The decrease is primarily due to lower earnings in 2022 and the jurisdictional mix of such earnings. We recognized income tax expense of $60.1 million in 2021 compared to $15.9 million in 2020. The increase is primarily due to higher earnings in 2021 and the jurisdictional mix of such earnings.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions. Generally, our consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  However, in 2022 our consolidated effective income tax rate is lower than the U.S. federal statutory rate of 21% due to the effect of a tax benefit relating to the release of a portion of our valuation allowance associated with the 2022 utilization of a portion of our business interest expense carryforwards. Also, in 2020 our consolidated effective income tax rate is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

Our consolidated effective income tax rate in 2023 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations due to the expected mix of earnings.

See Note 14 to our Consolidated Financial Statements for more information about our 2022 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense.

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

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries decreased from 2021 to 2022 primarily due to lower operating income at BMI and LandWell. Noncontrolling interest in operations of subsidiaries increased from 2020 to 2021 primarily due to higher operating income from all of our segments.

Related Party Transactions – We are a party to certain transactions with related parties. See Note 17 to our Consolidated Financial Statements.

Foreign Operations

We have substantial operations located outside the United States, principally our Chemicals Segment’s operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates. At December 31, 2022, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

We believe the most critical accounting policies and estimates involving significant judgment primarily relate to goodwill, long-lived assets, revenue recognized over time using cost-based inputs, defined benefit pension plans, income taxes and litigation and environmental liabilities.

Goodwill – Our net goodwill totaled $379.7 million at December 31, 2022 primarily resulting from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

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

For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment. We also consider control premiums when assessing fair value. When we performed our annual goodwill impairment test in the third quarter of 2022 for our Chemicals Segment goodwill, we concluded there was no impairment of such goodwill. However, future events and circumstances could change (i.e. a significant decline in quoted market prices) and result in a materially different finding which could result in the recognition of a material impairment with respect to such goodwill.

Substantially all of the goodwill for our Component Products Segment relates to its security products reporting unit. In 2022, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not that the fair value of the security products reporting unit exceeded its carrying amount.

Long-lived assets – The net book value of our property and equipment totaled $523.8 million at December 31, 2022. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present.

Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system. Current estimates of Lake Mead water levels do not indicate lake levels will be sufficient to enable BWC to resume pumping water for the foreseeable future. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under the ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment. Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets. See Note 2 to our Consolidated Financial Statements.

Other than the $16.4 million fixed asset impairment discussed above, we did not evaluate any other long-lived assets for impairment during 2022 because no such impairment indicators were present.

Revenue recognized over time using cost-based inputs – Certain real estate land sales by our Real Estate Management and Development Segment (generally land sales associated with our residential/planned community) require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price. Generally, all of the land sales associated with the residential/planned community have been recognized over time using cost-based inputs of accounting in accordance with ASC 606. Under such method, revenues and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred. Such costs incurred and total estimated costs include amounts specifically identifiable with the parcels sold as well as certain development costs for the entire residential/planned community which are allocated to the parcels sold under applicable GAAP. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period. The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.

Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $33.8 million in 2020, $32.1 million in 2021 and $25.4 million in 2022. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $18.4 million in 2020, $20.3 million in 2021 and $16.6 million in 2022.

Under defined benefit pension plan accounting, defined benefit pension plan expense, pension assets and accrued pension costs are each recognized based on certain actuarial assumptions. These assumptions are principally the discount rate, the assumed long-term rate of return on plan assets, the fair value of plan assets and the assumed increase in future compensation levels. We recognize the funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheets.

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

At December 31, 2022, approximately 64%, 15%, 8% and 8% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations	Obligations	Obligations
	at December 31, 2020	at December 31, 2021	at December 31, 2022
	and expense in 2021	and expense in 2022	and expense in 2023
Kronos and NL Plans:
Germany	.7%	1.2%	3.7%
Canada	2.4%	2.9%	5.1%
Norway	1.7%	1.9%	3.6%
U.S.	2.2%	2.6%	5.3%

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

At December 31, 2022, the fair value of plan assets for all defined benefit plans comprised $39.1 million related to U.S. plans and $390.5 million related to non-U.S. plans. Substantially all of plan assets attributable to non-U.S. plans related to plans maintained by Kronos, and approximately 70% and 30% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2022, approximately 54%, 20%, 11% and 9% of the plan assets related to our plans in Germany, Canada, Norway and the U.S, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2020, 2021 and 2022 were as follows:

	2020	2021	2022
Kronos and NL plans:
Germany	1.0%	2.0%	2.0%
Canada	3.5%	3.1%	3.8%
Norway	4.0%	2.8%	3.0%
U.S.	4.5%	4.0%	4.0%

Our long-term rate of return on plan asset assumptions in 2023 used for purposes of determining our 2023 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 4.8%, 4.4%, 4.8% and 5.0%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2023, we expect our defined benefit pension expense will approximate $11 million in 2023. In comparison, we expect to be required to contribute approximately $18 million to such plans during 2023.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2022, our aggregate projected benefit obligations would have increased by approximately $19 million at that date and our defined benefit pension expense would be expected to increase by approximately $.1 million during 2023. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2023.

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

For example, at December 31, 2022 our Chemicals Segment has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $414 million for German corporate tax purposes) and in Belgium (the equivalent of $13 million for Belgian corporate tax purposes). At December 31, 2022, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Contingencies – We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. We record accruals for these environmental, legal and other contingencies and commitments when such contingencies become probable, and amounts can be reasonably estimated. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2022 we have recorded total accrued environmental liabilities of $97.3 million.

Obligations for environmental remediation and related costs are difficult to assess, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2023, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities –

Trends in cash flows as a result of our operating income (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our Chemicals Segment’s non-U.S. subsidiaries. For example, during 2022, relative changes in currency exchange rates resulted in a $5.1 million decrease in the reported amount of our cash, cash equivalents and restricted cash compared to a $10.6 million decrease in 2021 and a $13.8 million increase in 2020.

Cash flows from operating activities decreased to $34.9 million in 2022 from $459.7 million in 2021. This $424.8 million decrease in cash provided by operations was primarily due to the net effect of the following items:

●	consolidated operating income of $239.4 million in 2022, a decrease of $79.2 million compared to operating income of $318.6 million in 2021;
●	changes in receivables, inventories, payables and accrued liabilities in 2022 used $92.7 million in net cash compared to $180.4 million in net cash provided in 2021, an increase in the amount of cash used of $273.1 million compared to 2021, primarily due to the relative changes in our inventories, receivables, prepaids, land held for development, payables and accruals;
●	lower net cash paid for income taxes in 2022 of $22.2 million primarily due to decreased earnings; and
●	higher net contributions to our TiO2 manufacturing joint venture in 2022 of $14.3 million.

Cash flows from operating activities increased to $459.7 million in 2021 from $152.2 million in 2020. This $307.5 million increase in cash provided by operations was primarily due to the net effect of the following items:

●	consolidated operating income of $318.6 million in 2021, an increase of $132.5 million compared to operating income of $186.1 million in 2020;
●	changes in receivables, inventories, payables and accrued liabilities in 2021 provided $180.4 million in net cash compared to $33.5 million in net cash used in 2020, a decrease in the amount of cash used of $213.9 million compared to 2020, primarily due to the relative changes in our inventories, receivables, prepaids, land held for development, payables and accruals;
●	higher net cash paid for income taxes in 2021 of $41.8 million due to increased earnings; and
●	higher net distributions from our TiO2 manufacturing joint venture in 2021 of $16.6 million.

Changes in working capital were affected by accounts receivable and inventory changes, as shown below:

●	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2021 to December 31, 2022, primarily due to the relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) increased from December 31, 2021 to December 31, 2022 primarily due to higher inventory volumes attributable to production volumes exceeding sales volumes in 2022 compared to 2021 and due to supply disruptions and other transportation delays impacting the timing of raw material shipments at the end of 2021.
●	CompX’s average DSO was generally consistent from December 31, 2021 to December 31, 2022 and is primarily impacted by the timing of sales and collections in the last month of the year.

●	CompX’s average DSI increased from December 31, 2021 to December 31, 2022 due to increased inventories of certain components and raw materials that had longer lead times or for which CompX has experienced availability issues and from the timing of sales relative to the end of the fourth quarter, primarily at CompX’s security products reporting unit.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2020	2021	2022
Kronos:
Days sales outstanding	68 days	65 days	64 days
Days sales in inventory	74 days	59 days	79 days
CompX:
Days sales outstanding	33 days	42 days	41 days
Days sales in inventory	75 days	96 days	99 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$102.5	$206.5	$81.7
Valhi exclusive of subsidiaries	57.2	122.1	68.8
CompX	14.9	10.5	16.9
NL exclusive of subsidiaries	7.3	15.3	39.2
Tremont exclusive of subsidiaries	36.7	58.8	12.7
BMI	39.0	59.7	12.1
LandWell	81.9	302.1	(22.0)
Eliminations and other	(187.3)	(315.3)	(174.5)
Total	$152.2	$459.7	$34.9

Investing Activities –

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

During 2022:

●	we had net purchases of $70.7 million of marketable securities; and
●	$8.6 million of BWC’s cash, cash equivalents and restricted cash was removed as part of its deconsolidation in the third quarter (see Note 2 to our Consolidated Financial Statements).

During 2021 we:

●	had net proceeds from the sale of land not used in our operations of $23.4 million (including $8.4 million in the second quarter and $15.0 million in the third quarter); and
●	had net proceeds of $1.2 million of marketable securities.

During 2020 we:

●	had proceeds from the settlement of an earn-out provision related to the 2018 sale of our Waste Management Segment of $4.9 million; and
●	had net proceeds of $.9 million of marketable securities.

Financing Activities –

During 2022:

●	we borrowed $.1 million and repaid $51.6 million on Valhi’s credit facility with Contran;
●	we repaid $8.4 million on BWC’s loan from Western Alliance Bank (see Note 9 to our Consolidated Financial Statements);
●	Kronos acquired 217,778 shares of its common stock for an aggregate purchase price of $2.3 million; and
●	CompX acquired 78,900 shares of its Class A common stock for an aggregate purchase price of $ 1.7 million.

During 2021:

●	we repaid $97.8 million on Valhi’s credit facility with Contran and repaid $1.5 million under Tremont’s deferred payment obligation;
●	CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of $1.3 million; and
●	Kronos acquired 14,409 shares of its common stock in market transactions for an aggregate purchase price of $.2 million.

During 2020:

●	we repaid $42.3 million on Valhi’s credit facility with Contran;
●	Kronos acquired 122,489 shares of its common stock in market transactions for an aggregate purchase price of $1.0 million; and
●	we repaid $11.6 million under Tremont’s promissory note payable and deferred payment obligation.

We paid aggregate cash dividends on our common stock of $13.6 million in 2020 and $9.0 million in each of 2021 and 2022. Distributions to noncontrolling interest in 2020, 2021 and 2022 are primarily comprised of: CompX dividends paid to shareholders other than NL; Kronos dividends paid to shareholders other than us and NL, and BMI and LandWell dividends paid to shareholders other than us.

Outstanding Debt Obligations

At December 31, 2022, our consolidated indebtedness was comprised of:

●	Valhi’s $121.4 million outstanding on its $175 million amended credit facility with Contran which is due no earlier than December 31, 2024;
●	€400 million aggregate outstanding on Kronos’ 3.75% Senior Secured Notes due in September 2025 (Senior Secured Notes), which had a $424.1 million carrying amount, net of unamortized debt issuance costs;
●	$12.9 million on LandWell’s bank loan due April 2036; and

●	approximately $1.1 million of other indebtedness.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos had no outstanding borrowings on its $225 million global revolving credit facility (“Global Revolver”) at December 31, 2022 and approximately $211 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. The terms of all of our debt instruments are discussed in Note 9 to our Consolidated Financial Statements. We are in compliance with all of our debt covenants at December 31, 2022. We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2023) and long-term obligations (defined as the five-year period ending December 31, 2027). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2022, we had credit available under existing facilities of approximately $265 million, which was comprised of:

●	$211 million under Kronos’ global revolving credit facility; and
●	$54 (1) million under Valhi’s Contran credit facility.
(1)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2022, we had an aggregate of $638.3 million of restricted and unrestricted cash, cash equivalents and marketable securities attributable to continuing operations. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$334.6	$148.8
CompX	59.9	—
NL exclusive of its subsidiaries	107.8	—
BMI	11.6	—
Tremont exclusive of its subsidiaries	9.7	—
LandWell	112.9	—
Valhi exclusive of its subsidiaries	1.8	—
Total cash and cash equivalents, restricted cash and marketable securities	$638.3	$148.8

Following the implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Capital Expenditures and Other Investments –

We currently expect our aggregate capital expenditures for 2023 will be approximately $49 million (including approximately $18 million contractually committed at December 31, 2022) as follows:

●	$46 million by our Chemicals Segment, including approximately $20 million in the area of environmental compliance, protection and improvement; and
●	$3 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $63 million on land development costs during 2023, including $53 million contractually committed at December 31, 2022. Land development costs are included in the determination of cash provided by operating activities.

Capital spending for 2023 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures in 2023 at Kronos and CompX will primarily be to maintain and improve our existing facilities and, as it relates to CompX, to address capability needs. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

Repurchases of our Common Stock and Common Stock of our Subsidiaries –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2022, we had approximately .3 million shares of our common stock available for repurchase under the authorizations described in Note 16 to our Consolidated Financial Statements.

At December 31, 2022, Kronos had approximately 1.3 million shares of its common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

At December 31, 2022, CompX had approximately .5 million shares of its Class A common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in each quarter of 2022 for which we received $44.1 million. In February 2023 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2023 based on the 58.0 million shares we held of Kronos common stock at December 31, 2022, during 2023 we would receive aggregate regular dividends from Kronos of $44.1 million. NL paid a quarterly dividend of $.07 per share in 2022 for which we received $11.3 million. NL declared a special dividend of $.35 per share in August 2022 for which we received $14.1 million. In February 2023 the NL board of directors approved a quarterly dividend of $.07 per share. If NL were to pay its $.07 per share dividend in each quarter of 2023 based on the 40.4 million shares we held of NL common stock at December 31, 2022, during 2023 we would receive aggregate quarterly dividends from NL of $11.3 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $43.0 million in 2020, $74.8 million in 2021 and $16.6 million in 2022. We do not know if we will receive distributions from BMI and LandWell during 2023. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos Worldwide, Inc. held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on the maturity date.  In November 2022, Valhi and the subsidiary of NL entered into a first amendment to the revolving credit facility to extend the latest maturity date (and consequently the latest borrowing date) from December 31, 2023 to December 31, 2030. The related collateral arrangements remained unchanged by this amendment. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. There is $.5 million outstanding under this facility at December 31, 2022.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $25 million. We eliminate any such intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2024. There was no outstanding balance at December 31, 2022. We had no borrowings with Kronos in 2020, 2021 and 2022 and we could borrow the full $25.0 million under our current intercompany facility with Kronos at December 31, 2022. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2024. We had gross borrowings of $29.1 million and gross repayments of $33.4 million with CompX for a total outstanding balance of $29.5 million at December 31, 2020. We had gross borrowings of $29.8 million and gross repayments of $40.6 million with CompX for a total outstanding balance of $18.7 million at December 31, 2021. We had gross borrowings of $24.3 million and gross repayments of $29.8 million with CompX for a total outstanding balance of $13.2 million at December 31, 2022. We could borrow an additional $11.8 million under our current intercompany facility with CompX at December 31, 2022. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

As described in the Notes 7, 9 and 18 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 18 to our Consolidated Financial Statements and above in “Business – Chemicals Segment – Kronos Worldwide, Inc. – Raw Materials.” CompX has purchase obligations of $17.7 million ($16.3 million payable in 2023 and $1.4 million payable in 2024) which consist of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2022. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

Recent Accounting Pronouncements

Not applicable.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General – We are exposed to market risk from changes in interest rates, currency exchange rates, raw materials and equity security prices.

Interest Rates – We are exposed to market risk from changes in interest rates, primarily related to our indebtedness and or investment in marketable debt securities. At December 31, 2022 we have $74.5 million invested in marketable debt securities at an average interest rate of approximately 3%.

At December 31, 2022 our aggregate indebtedness was split between 78% of fixed-rate instruments (December 31, 2021 – 74%) and 22% of variable-rate borrowings (December 31, 2021 – 26%). The fixed-rate debt instruments minimize earnings volatility that would result from changes in interest rates. The Kronos Global Revolver is a variable-rate instrument; however, Kronos had no borrowings under this facility during 2021 or 2022. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2022.

	Indebtedness Amount		Year end
	Carrying	Fair	interest	Maturity
	value	value	rate	date

	(In millions)
Fixed-rate indebtedness:
Kronos fixed-rate Senior Notes	$424.1	$374.2	3.75%	2025
LandWell bank note payable	12.9	12.9	4.76%	2036
Total fixed-rate indebtedness	$437.0	$387.1	3.78%
Variable-rate indebtedness:
Valhi Contran credit facility	$121.4	$121.4	8.50%	2024

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

We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past. However, we may enter into such contracts in the future to manage our currency exchange rate risk. We are not party to any currency forward contracts at December 31, 2022.

Also, we are subject to currency exchange rate risk associated with Kronos’ Senior Notes, as such indebtedness is denominated in euros. At December 31, 2022, we had the equivalent of $426.5 million outstanding under Kronos’ euro-denominated Senior Notes (exclusive of unamortized debt issuance costs.)  The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $43 million.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2021 and 2022.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications –

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2022, our chief executive officer filed such annual certification with the NYSE. The 2022 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2022 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2023 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2023 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2023 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2023 proxy statement. See also Note 17 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2023 proxy statement.

PART IV

ITEM 15.EXHIBITS

(a)	and (c) Financial Statements

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2022.

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

10.20**	Unsecured Revolving Demand Promissory Note dated December 31, 2022 in the principal amount of $175.0 million executed by Valhi, Inc. and payable to the order of Contran Corporation.

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

VALHI, INC.
(Registrant)

By:	/s/ Michael S. Simmons
Michael S. Simmons, March 9, 2023
(Vice Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ Michael S. Simmons
Loretta J. Feehan, March 9, 2023 (Chair of the Board (non-executive))	Michael S. Simmons, March 9, 2023 (Vice Chairman of the Board, President and Chief Executive Officer)

/s/ Thomas E. Barry	/s/ Amy Allbach Samford
Thomas E. Barry, March 9, 2023 (Director)	Amy Allbach Samford, March 9, 2023 (Executive Vice President and Chief Financial Officer)

/s/ Terri L. Herrington	/s/ Patty S. Brinda
Terri L. Herrington, March 9, 2023 (Director)	Patty S. Brinda, March 9, 2023 (Vice President and Controller)

/s/ Kevin B. Kramer
Kevin B. Kramer, March 9, 2023 (Director)

/s/ W. Hayden McIlroy
W. Hayden McIlroy, March 9, 2023 (Director)

/s/ Mary A.Tidlund
Mary A. Tidlund, March 9, 2023 (Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Valhi, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Valhi, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes -- Chemicals Segment

As described in Note 14 to the consolidated financial statements, the Company recorded a provision for income taxes of $33.8 million and recorded noncurrent deferred tax asset and deferred tax liability amounts of $40.5 million and $63.5 million, respectively, for the year ended December 31, 2022. As disclosed by management, the Company operates globally through its Chemicals Segment. The calculation of the Company’s provision for income taxes and its deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across the Chemicals Segment’s global operations.  The Company’s effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which it operates. Significant judgments and estimates are required by management in determining the Company’s consolidated provision for income taxes due to the global nature of the Chemicals Segment’s operations. The Company's provision for income taxes and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

Environmental Remediation and Related Matters -- NL Industries, Inc.

As described in Note 18 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where NL Industries, Inc. (“NL”), a majority-owned subsidiary of the Company, has been named as a potentially responsible party (PRP) or defendant.  As of December 31, 2022, management accrued approximately $92 million related to approximately 33 of NL’s sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

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

March 9, 2023

We have served as the Company’s auditor since 1987.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,
	2021	2022
Current assets:
Cash and cash equivalents	$698.4	$478.5
Restricted cash equivalents	52.6	46.3
Marketable securities	2.6	75.1
Accounts and other receivables, net	380.7	271.0
Refundable income taxes	4.5	8.0
Receivables from affiliates	18.5	2.9
Inventories, net	458.7	640.8
Prepaid expenses and other	57.2	66.9
Total current assets	1,673.2	1,589.5

Other assets:
Marketable securities	3.3	1.2
Investment in TiO2 manufacturing joint venture	101.9	112.9
Goodwill	379.7	379.7
Deferred income taxes	86.8	40.5
Pension asset	9.0	9.3
Other assets	187.7	178.8
Total other assets	768.4	722.4

Property and equipment:
Land	50.3	47.8
Buildings	252.6	244.1
Equipment	1,194.6	1,152.3
Mining properties	26.3	13.5
Construction in progress	82.9	77.2
	1,606.7	1,534.9
Less accumulated depreciation and amortization	1,043.1	1,011.1
Net property and equipment	563.6	523.8
Total assets	$3,005.2	$2,835.7

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2021	2022
Current liabilities:
Current maturities of long-term debt	$3.1	$1.8
Accounts payable	152.7	199.4
Accrued liabilities	264.8	243.6
Accrued litigation settlement	11.8	11.8
Payables to affiliates	18.8	22.9
Income taxes	12.3	13.3
Total current liabilities	463.5	492.8

Noncurrent liabilities:
Long-term debt	649.9	557.7
Deferred income taxes	46.2	63.5
Payable to affiliate - income taxes	44.5	33.4
Long-term litigation settlement	38.5	27.4
Accrued pension costs	291.1	131.6
Accrued environmental remediation and related costs	94.1	93.5
Other liabilities	219.0	129.0
Total noncurrent liabilities	1,383.3	1,036.1

Equity:
Preferred stock, $.01 par value; 500,000 shares authorized and nil shares issued	—	—
Common stock, $.01 par value; 50.0 million shares authorized; 29.6 million shares issued and outstanding	.3	.3
Additional paid-in capital	669.0	669.5
Retained earnings	401.1	482.3
Accumulated other comprehensive loss	(191.3)	(143.9)
Treasury stock, at cost - 1.1 million shares	(49.6)	(49.6)
Total Valhi stockholders' equity	829.5	958.6
Noncontrolling interest in subsidiaries	328.9	348.2
Total equity	1,158.4	1,306.8
Total liabilities and equity	$3,005.2	$2,835.7

Commitments and contingencies (Notes 9, 14, 17 and 18)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years ended December 31,
	2020	2021	2022
Revenues and other income:
Net sales	$1,849.7	$2,296.4	$2,222.5
Other income, net	28.4	39.0	43.7
Total revenues and other income	1,878.1	2,335.4	2,266.2
Cost and expenses:
Cost of sales	1,437.6	1,716.2	1,732.1
Selling, general and administrative	283.6	311.9	304.0
Fixed asset impairment	—	—	16.4
Loss on deconsolidation of Basic Water Company ("BWC")	—	—	2.0
Other components of net periodic pension and OPEB expense	20.1	17.0	13.9
Interest	36.2	32.5	27.9
Total costs and expenses	1,777.5	2,077.6	2,096.3
Income from continuing operations before income taxes	100.6	257.8	169.9
Income tax expense	15.9	60.1	33.8
Net income from continuing operations	84.7	197.7	136.1
Income from discontinued operations, net of tax	4.3	—	—
Net income	89.0	197.7	136.1
Noncontrolling interest in net income of subsidiaries	33.8	70.5	45.9
Net income attributable to Valhi stockholders	$55.2	$127.2	$90.2

Amounts attributable to Valhi stockholders:
Income from continuing operations	$50.9	$127.2	$90.2
Income from discontinued operations	4.3	—	—
Net income attributable to Valhi stockholders	$55.2	$127.2	$90.2

Basic and diluted net income per share:
Income from continuing operations	$1.79	$4.46	$3.16
Income from discontinued operations	.15	—	—
Net income per basic and diluted share	$1.94	$4.46	$3.16

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2020	2021	2022
Net income	$89.0	$197.7	$136.1
Other comprehensive income (loss), net of tax:
Currency translation	12.5	(6.8)	(26.1)
Defined benefit pension plans	(10.4)	45.3	89.4
Other	(.7)	(.3)	1.0
Total other comprehensive income, net	1.4	38.2	64.3
Comprehensive income	90.4	235.9	200.4
Comprehensive income attributable to noncontrolling interest	33.9	80.6	62.8
Comprehensive income attributable to Valhi stockholders	$56.5	$155.3	$137.6

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2020, 2021 and 2022

(In millions)

	Valhi Stockholders' Equity
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling	Total
	stock	stock	capital	earnings	loss	stock	interest	equity
Balance at December 31, 2019	$667.3	$.3	$3.3	$239.4	$(220.7)	$(49.6)	$340.1	$980.1
Net income	—	—	—	55.2	—	—	33.8	89.0
Cash dividends - $.48 per share	—	—	(2.2)	(11.4)	—	—	—	(13.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(49.4)	(49.4)
Other comprehensive income, net	—	—	—	—	1.3	—	.1	1.4
Contribution of preferred stock	(667.3)	—	667.3	—	—	—	—	—
Equity transactions with noncontrolling interest and other, net	—	—	(.1)	(.3)	—	—	(.2)	(.6)
Balance at December 31, 2020	—	.3	668.3	282.9	(219.4)	(49.6)	324.4	1,006.9
Net income	—	—	—	127.2	—	—	70.5	197.7
Cash dividends - $.32 per share	—	—	—	(9.0)	—	—	—	(9.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(74.4)	(74.4)
Other comprehensive income, net	—	—	—	—	28.1	—	10.1	38.2
Equity transactions with noncontrolling interest and other, net	—	—	.7	—	—	—	(1.7)	(1.0)
Balance at December 31, 2021	—	.3	669.0	401.1	(191.3)	(49.6)	328.9	1,158.4
Net income	—	—	—	90.2	—	—	45.9	136.1
Cash dividends - $.32 per share	—	—	—	(9.0)	—	—	—	(9.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(38.9)	(38.9)
Other comprehensive income, net	—	—	—	—	47.4	—	16.9	64.3
Equity transactions with noncontrolling interest and other, net	—	—	.5	—	—	—	(4.6)	(4.1)
Balance at December 31, 2022	$—	$.3	$669.5	$482.3	$(143.9)	$(49.6)	$348.2	$1,306.8

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2020	2021	2022
Cash flows from operating activities:
Net income	$89.0	$197.7	$136.1
Depreciation and amortization	68.5	59.3	58.5
Net gain from:
Sale of business	(4.9)	—	—
Land sales	(.5)	(16.0)	—
Fixed asset impairment	—	—	16.4
Loss on deconsolidation of BWC	—	—	2.0
Noncash interest expense	2.9	2.9	2.2
Benefit plan expense greater than cash funding	15.2	11.4	8.6
Deferred income taxes	(7.0)	12.1	.6
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(12.8)	3.8	(10.5)
Other, net	8.3	2.3	10.1
Change in assets and liabilities:
Accounts and other receivables, net	(3.1)	(64.6)	81.1
Inventories, net	13.1	58.3	(204.2)
Land held for development, net	16.8	49.6	21.4
Accounts payable and accrued liabilities	(32.8)	154.3	3.9
Income taxes	6.5	(1.6)	(.5)
Accounts with affiliates	(4.3)	(24.3)	9.4
Other noncurrent assets	(49.5)	(15.9)	(3.4)
Other noncurrent liabilities	53.5	53.7	(83.9)
Other, net	(6.7)	(23.3)	(12.9)
Net cash provided by operating activities	152.2	459.7	34.9
Cash flows from investing activities:
Capital expenditures	(65.5)	(64.1)	(67.6)
Cash, cash equivalents and restricted cash of BWC	—	—	(8.6)
Purchases of marketable securities	(3.4)	(4.0)	(73.6)
Proceeds from disposal of marketable securities	4.3	5.2	2.9
Proceeds from sale of business	4.9	—	—
Proceeds from land sales	—	23.4	—
Other, net	2.7	2.1	.2
Net cash used in investing activities	(57.0)	(37.4)	(146.7)
Cash flows from financing activities:
Principal payments on indebtedness	(58.5)	(102.3)	(62.0)
Valhi cash dividends paid	(13.6)	(9.0)	(9.0)
Distributions to noncontrolling interest in subsidiaries	(49.4)	(74.4)	(38.9)
Subsidiary treasury stock acquired	(1.0)	(1.5)	(4.0)
Other, net	—	(1.9)	(.1)
Net cash used in financing activities	(122.5)	(189.1)	(114.0)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2020	2021	2022
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$(27.3)	$233.2	$(225.8)
Effect of exchange rates on cash	13.8	(10.6)	(5.1)
Balance at beginning of year	583.8	570.3	792.9
Balance at end of year	$570.3	$792.9	$562.0
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$33.1	$29.2	$25.8
Income taxes, net	24.1	65.9	43.7
Noncash investing activities:
Change in accruals for capital expenditures	5.9	4.6	6.6

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Organization. We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at December 31, 2022. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2022, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

Derivatives and hedging activities. We recognize derivatives as either assets or liabilities measured at fair value.  We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents. We classify bank time deposits and highly-liquid investments, including government and commercial notes and bills, with original maturities of three months or less as cash equivalents.

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

We classify all of our marketable securities as available-for-sale. Any unrealized gains or losses on our marketable equity securities are recognized in other income, net on our Consolidated Statements of Income. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes. See Notes 6, 11 and 13. We base realized gains and losses upon the specific identification of the securities sold.

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

We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception. All of our leases are classified as operating leases. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our Consolidated Balance Sheets. See Notes 7 and 10. As permitted by ASC Topic 842, Leases, we elected the practical expedients related to nonlease components (in which nonlease components associated with a lease and paid by us to the lessor, such as property taxes, insurance and maintenance, are treated as a lease component and considered part of minimum lease rental payments), and short-term leases (in which leases with an original maturity of 12 months or less are excluded from the recognition requirements of ASC 842).

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

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2020, 2021 and 2022 we capitalized $.8 million, $1.4 million and $1.7 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We have a governmental concession with an unlimited term to operate our ilmenite mine in Norway. Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations. While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to our mining operations.

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

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made cash payments for income taxes to Contran of $6.3 million in 2020, $25.5 million in 2021 and $17.5 million in 2022.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of our Chemicals Segment’s non-U.S. subsidiaries which are not deemed to be permanently reinvested. At December 31, 2022, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our Chemicals Segment’s investments in non-U.S. subsidiaries, other than post-1986 undistributed earnings of our Chemicals Segment’s European subsidiaries and all undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our Chemicals Segment’s non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act) and the U.S. taxation of such investments in the states in which we operate. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Environmental remediation and related costs. We record liabilities related to environmental remediation and related costs when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2021 and 2022 we had not recognized any material receivables for recoveries. See Note 18.

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

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products. Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component. We state sales net of price, early payment and distributor discounts as well as volume rebates (collectively, variable consideration).  Variable consideration, to the extent present, is recognized as the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.  Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past. We occasionally receive partial or full consideration from our customers prior to the completion of our performance obligation (shipment of product). We record estimated deferred revenue on the amount to which we are most-likely to be entitled and deferred revenue is recognized into revenue as our performance obligation has been satisfied. Deferred revenue has not been material in the past. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

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

Real Estate Management and Development Segment – Revenues from our Real Estate Management and Development Segment involve providing certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to the bankruptcy filing on September 10, 2022 of Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, we were responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by BWC. See Note 2. These sales involve single performance obligations and we record revenue when we satisfy our performance obligations to our customers generally after the service is performed and our customers become obligated to pay us and it is probable we will receive payment. Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our services. Prices for our products are based on contracted rates and do not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component.

Our revenues also are related to efforts to develop certain real estate in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes and approximately 400 acres zoned for commercial and light industrial use. Contracts for land sales are negotiated on an individual basis, involve single performance obligations, and generally require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price. We recognize land sales revenue associated with the residential/planned community over time using cost-based input methods. Land sales associated with the residential/planned community have variable consideration components which are based on a percentage of the builder’s ultimate selling price of a residential housing unit to their customer (ranging from 2.5% to 3.5% of such sales price). The amount we recognize when a parcel is sold to a home builder is the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.  By recognizing revenue over time using cost-based input methods, revenues (including variable consideration) and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred relative to the parcels sold. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period. The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.  We record estimated deferred revenue on the amount to which we are most-likely to be entitled and deferred revenue is recognized into revenue as the housing units are sold.

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $112 million in 2020, $132 million in 2021 and $122 million in 2022. Shipping and handling costs of our Component Products Segment are not material. We expense advertising and research and development costs as incurred. Advertising costs were approximately $1 million in each of 2020 and 2021 and $2 million in 2022. Research and development costs were approximately $16 million in 2020, $17 million in 2021 and $16 million in 2022.

Note 2 – Business and geographic segments:

		% controlled at
Business segment	Entity	December 31, 2022
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 31% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI. Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

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

We have the following three consolidated reportable operating segments.

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals. See Note 7.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. CompX is also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine industry. All CompX production facilities are in the United States.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI owns real property in Henderson, Nevada and through its wholly-owned subsidiaries provides utility services to certain industrial and municipal customers. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada.

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

Interest income included in the calculation of segment operating income is not material in 2020, 2021 or 2022. Capital expenditures include additions to property and equipment. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

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

	Years ended December 31,
	2020	2021	2022

	(In millions)
Net sales:
Chemicals	$1,638.8	$1,939.4	$1,930.2
Component products	114.5	140.8	166.6
Real estate management and development	96.4	216.2	125.7
Total net sales	$1,849.7	$2,296.4	$2,222.5
Cost of sales:
Chemicals	$1,291.0	$1,494.5	$1,540.2
Component products	81.7	98.1	117.8
Real estate management and development	64.9	123.6	74.1
Total cost of sales	$1,437.6	$1,716.2	$1,732.1
Gross margin:
Chemicals	$347.8	$444.9	$390.0
Component products	32.8	42.7	48.8
Real estate management and development	31.5	92.6	51.6
Total gross margin	$412.1	$580.2	$490.4
Operating income:
Chemicals	$126.5	$200.8	$174.6
Component products	11.8	20.5	25.4
Real estate management and development	47.8	97.3	39.4
Total operating income	186.1	318.6	239.4
General corporate items:
Interest income and other	4.7	4.0	10.4
Insurance recoveries	1.6	.1	.1
Gain on land sales	.5	16.0	—
Other components of net periodic pension and OPEB expense	(20.1)	(17.0)	(13.9)
Changes in market value of Valhi common stock held by subsidiaries	(1.7)	3.3	(1.6)
General expenses, net	(34.3)	(34.7)	(36.6)
Interest expense	(36.2)	(32.5)	(27.9)
Income from continuing operations before income taxes	$100.6	$257.8	$169.9

Included in the determination of Chemicals operating income is a business interruption insurance settlement gain of $2.7 million recognized in the third quarter of 2022.  See Note 13.  Infrastructure reimbursements and land related income is included in the determination of Real Estate Management and Development operating income. See Notes 7 and 13.

BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to BWC’s bankruptcy filing on September 10, 2022 was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC.  BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system.  Current estimates of Lake Mead water levels do not indicate lake levels will be sufficient to enable BWC to resume pumping water for the foreseeable future.  We considered BWC’s inability to pump water from Lake Mead to be a triggering event under the ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment.  Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets.  Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada.  Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022.  All of these charges are included in the determination of the Real Estate Management and Development’s operating income in 2022.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Depreciation and amortization:
Chemicals	$61.9	$52.8	$53.1
Component products	3.8	3.8	4.0
Real estate management and development	2.8	2.7	1.4
Total	$68.5	$59.3	$58.5
Capital expenditures:
Chemicals	$62.8	$58.6	$63.2
Component products	1.7	4.1	3.7
Real estate management and development	1.0	1.4	.7
Total	$65.5	$64.1	$67.6

	December 31,
	2020	2021	2022

	(In millions)
Total assets:
Operating segments:
Chemicals	$2,400.7	$2,373.1	$2,293.5
Component products	138.0	146.4	131.3
Real estate management and development	171.3	259.3	219.2
Corporate and eliminations	179.3	226.4	191.7
Total	$2,889.3	$3,005.2	$2,835.7

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2022 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $699 million (in 2021 the total approximated $575 million).

	Years ended December 31,
	2020	2021	2022

	(In millions)
Net sales - point of origin:
United States	$1,189.8	$1,409.1	$1,518.9
Germany	836.0	971.7	895.4
Canada	319.5	371.9	389.4
Belgium	249.5	295.7	306.5
Norway	211.8	257.2	273.5
Eliminations	(956.9)	(1,009.2)	(1,161.2)
Total	$1,849.7	$2,296.4	$2,222.5
Net sales - point of destination:
North America	$778.2	$999.7	$985.4
Europe	783.8	945.7	879.0
Asia and other	287.7	351.0	358.1
Total	$1,849.7	$2,296.4	$2,222.5

	December 31,
	2020	2021	2022

	(In millions)
Net property and equipment:
United States	$67.8	$63.6	$45.8
Germany	237.5	214.8	204.7
Canada	88.6	91.1	88.3
Belgium	108.4	107.7	101.4
Norway	88.1	86.4	83.6
Total	$590.4	$563.6	$523.8

Note 3 – Business combinations, dispositions and related transactions:

Kronos Worldwide, Inc.

Prior to 2020, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos uses cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to Kronos’ treasury shares and subsequently cancelled upon approval of the Kronos board of directors. In 2020, Kronos acquired 122,489 shares of its common stock in market transactions for an aggregate purchase price of $1.0 million and subsequently cancelled all such shares. In 2021, Kronos acquired 14,409 shares of its common stock in market transactions for an aggregate purchase price of $.2 million and subsequently cancelled all such shares. In 2022, Kronos acquired 217,778 shares of its common stock in market transactions for an aggregate purchase price of $2.5 million. Of these shares, 73,881 shares were purchased in the first quarter and subsequently cancelled, and 143,897 shares were purchased in the fourth quarter and are accounted for as Kronos’ treasury stock at December 31, 2022. At December 31, 2022, 1,331,332 shares are available for repurchase under this stock repurchase program.

CompX International Inc.

Prior to 2020, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX would generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not make any repurchases under the plan during 2020. In 2021 CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of $1.3 million and subsequently cancelled all such shares. During the second quarter of  2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of $1.7 million and subsequently cancelled all such shares.  Of the shares repurchased in 2022, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. At December 31, 2022, 523,647 shares were available for purchase under these authorizations.

NL Industries, Inc.

During the second quarter of 2022, NL purchased 2,000 shares of its common stock from Kronos for a nominal amount in a private transaction that was approved in advance by NL’s independent directors and subsequently cancelled all such shares.

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

Note 4 – Accounts and other receivables, net:

	December 31,
	2021	2022

	(In millions)
Trade accounts receivable:
Kronos	$326.3	$220.3
CompX	15.6	17.9
BMI/LandWell	2.8	2.3
VAT and other receivables	38.0	35.4
Allowance for doubtful accounts	(2.0)	(4.9)
Total	$380.7	$271.0

Note 5 – Inventories, net:

	December 31,
	2021	2022

	(In millions)
Raw materials:
Chemicals	$76.3	$145.3
Component products	5.0	6.2
Total raw materials	81.3	151.5
Work in process:
Chemicals	30.4	32.0
Component products	16.8	20.0
Total in-process products	47.2	52.0
Finished products:
Chemicals	246.4	350.7
Component products	3.8	5.1
Total finished products	250.2	355.8
Supplies (chemicals)	80.0	81.5
Total	$458.7	$640.8

Note 6 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2021:
Current assets	$2.6	$2.6	$—

Noncurrent assets	$3.3	$3.3	$—

December 31, 2022:
Current assets	$75.1	$75.7	$(.6)

Noncurrent assets	$1.2	$1.2	$—

	Fair Value Measurements
		Quoted	Significant
		Prices in	Other
		Active	Observable
		Markets	Inputs
	Total	(Level 1)	(Level 2)

	(In millions)
December 31, 2021:
Current assets - fixed income securities	$2.6	$—	$2.6
Noncurrent assets:
Fixed income securities	$1.3	$—	$1.3
Mutual funds	2.0	2.0	—
Total	$3.3	$2.0	$1.3

December 31, 2022:
Current assets:
Fixed income securities	$73.3	$—	$73.3
Mutual funds	1.8	1.8	—
Total	$75.1	$1.8	$73.3

Noncurrent assets - fixed income securities	$1.2	$—	$1.2

Our marketable securities are primarily invested in U.S. government treasuries. The fair value of our marketable securities are either determined using Level 1 inputs (because the securities are actively traded) or determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 7 – Investment in TiO2 manufacturing joint venture and other assets:

	December 31,
	2021	2022

	(In millions)
Other assets:
Restricted cash and cash equivalents	$41.9	$37.2
Note receivables - OPA	38.7	49.3
Land held for development	36.0	29.7
IBNR receivables	34.4	16.8
Operating lease right-of-use assets	19.9	21.5
Other	16.8	24.3
Total	$187.7	$178.8

Investment in TiO2 manufacturing joint venture. Our Chemicals Segment owns a 50% interest in Louisiana Pigment Company, L.P. (“LPC”). LPC is a manufacturing joint venture whose other 50%-owner is Venator Investments LLC (“Venator Investments”). Venator Investments is a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC owns 100% and is the ultimate parent. LPC owns and operates a chloride-process TiO2 plant near Lake Charles, Louisiana.

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

	Years ended December 31,
	2020	2021	2022

	(In millions)
Distributions from LPC	$32.7	$28.5	$58.3
Contributions to LPC	(45.5)	(24.7)	(68.8)
Net distributions (contributions)	$(12.8)	$3.8	$(10.5)

Summary balance sheets of LPC are shown below:

	December 31,
	2021	2022

	(In millions)
ASSETS
Current assets	$111.7	$122.2
Property and equipment, net	142.6	147.4
Total assets	$254.3	$269.6

LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$47.8	$41.2
Partners' equity	206.5	228.4
Total liabilities and partners' equity	$254.3	$269.6

Summary income statements of LPC are shown below:

	Years ended December 31,
	2020	2021	2022

	(In millions)
Revenues and other income:
Kronos	$167.8	$188.6	$225.6
Venator Investments	168.3	189.6	225.9
Total	336.1	378.2	451.5
Cost and expenses:
Cost of sales	335.7	377.8	451.1
General and administrative	.4	.4	.4
Total	336.1	378.2	451.5
Net income	$—	$—	$—

Leases. We enter into various operating leases for manufacturing facilities, land and equipment. Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities on our Consolidated Balance Sheets. Also see Note 10. Our Chemicals Segment’s principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which Kronos owns and which represents approximately one-third of its current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.

During 2020, 2021 and 2022, our operating lease expense approximated $7.6 million, $7.7 million and $5.5 million, respectively, (which approximates the amount of cash paid during the period for our operating leases included in the determination of our cash flows from operating activities). During 2020, 2021 and 2022, variable lease expense and short-term lease expense were not material. During 2020, 2021 and 2022, we entered into new operating leases which resulted in the recognition of $2.5 million, $3.8 million and $6.6 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheets. At December 31, 2021 and 2022, the weighted average remaining lease term of our operating leases was approximately 17 years and 15 years, respectively, and the weighted average discount rate associated with such leases was approximately 5.0% in both 2021 and 2022. Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2022, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2023	$4.5
2024	3.3
2025	2.7
2026	2.4
2027	1.5
2028 and thereafter	17.0
Total remaining lease payments	31.4
Less imputed interest	10.2
Total lease obligations	21.2
Less current obligations	3.8
Long term lease obligations	$17.4

With respect to our land lease associated with our Chemical Segment’s Leverkusen facility, we periodically establish the amount of rent for such land lease by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us. As such, we will account for any change in the rent associated with such lease as a lease modification. Of the $21.2 million total lease obligations at December 31, 2022, approximately $7.2 million relates to our Leverkusen facility land lease.

At December 31, 2022, we have no significant lease commitments that have not yet commenced.

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

During 2020, 2021 and 2022, we received approval for additional tax increment reimbursement of $19.1 million (all in the first quarter), $15.3 million ($6.2 million in the first quarter and $9.1 million in the fourth quarter), and $15.2 million ($10.0 million in the third quarter and $5.2 million in the fourth quarter), respectively, which were recognized as other income and are evidenced by a promissory note issued to LandWell by the City of Henderson. The note receivables bear interest at 6% annually and in 2021, the City of Henderson extended the Redevelopment Plan for an additional 15 years which allows us to collect any remaining amounts due under the OPA through 2051. Any unpaid balances at the end of the agreement are forfeited. See Note 13.

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

Note 8 – Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. All of our goodwill related to our Chemicals Segment is from our various step acquisitions of NL and Kronos which occurred prior to 2020, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the security products reporting unit within that operating segment.

	Operating segment
		Component
	Chemicals	Products	Total

	(In millions)
Balance at December 31, 2020, 2021 and 2022	$352.6	$27.1	$379.7

We test for goodwill impairment at the reporting unit level. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices, a Level 1 input, while discounted cash flows are a Level 3 input. We also consider control premiums when assessing fair value using quoted market prices. If the carrying amount of the reporting unit’s net assets exceeds its fair value, an impairment charge is recorded for the amount by which such carrying amount exceeds the reporting unit’s fair value (not to exceed the amount of goodwill recognized). As permitted by GAAP, during 2020, 2021 and 2022 we used the qualitative assessment of ASC 350-20-35 for the Component Products security products reporting unit’s annual impairment test and determined it was not necessary to perform a quantitative goodwill impairment test.

We review goodwill for each of our reporting units for impairment during the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value. In 2020, 2021 and 2022, no goodwill impairment was indicated as part of our annual impairment review of goodwill.

Prior to 2020, we recorded an aggregate $16.5 million goodwill impairment, mostly with respect to our Component Products Segment. Our consolidated gross goodwill at December 31, 2022 is $396.2 million.

Note 9 – Long-term debt:

	December 31,
	2021	2022

	(In millions)
Valhi:
Contran credit facility	$172.9	$121.4
Subsidiary debt:
Kronos:
Senior Notes	448.8	424.1
LandWell:
Note payable to Western Alliance Business Trust	13.5	12.9
BMI:
BWC Bank loan from Western Alliance Bank	15.4	—
Other	2.4	1.1
Total subsidiary debt	480.1	438.1
Total debt	653.0	559.5
Less current maturities	3.1	1.8
Total long-term debt	$649.9	$557.7

Valhi – Contran credit facility – We have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $175 million. The facility, as amended, bears interest at prime plus 1% (8.50% at December 31, 2022), and is due on demand, but in any event no earlier than December 31, 2024. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance (except during periods during which Contran would be a net borrower from Valhi). The average interest rate on the credit facility for the year ended December 31, 2022 was 5.86%. During 2022 we had borrowings of $.1 million and repayments of $51.6 million under this facility, and at December 31, 2022 an additional $53.6 million was available for borrowings under this facility.

Kronos – Senior Secured Notes – On September 13, 2017, Kronos International, Inc. (“KII”), Kronos’ wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (the “Senior Notes”), at par value ($477.6 million when issued). The Senior Notes:

●	bear interest at 3.75% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on March 15, 2018;
●	have a maturity date of September 15, 2025. Kronos may redeem the Senior Notes at 100.938% of the principal amount, declining to 100% on or after September 15, 2023. If Kronos experiences certain specified change of control events, it would be required to make an offer to purchase the Senior Notes at 101% of the principal amount. Kronos would also be required to make an offer to purchase a specified portion of the Senior Notes at par value in the event that it generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period;
●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of its direct and indirect domestic, wholly-owned subsidiaries;
●	are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each foreign subsidiary that is directly owned by KII or any guarantor;
●	contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and
●	contain customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50.0 million.

The carrying value of the Senior Notes at December 31, 2022 is stated net of unamortized debt issuance costs of $2.4 million (December 31, 2021 - $3.5 million).

Revolving credit facility – On April 20, 2021, Kronos entered into a $225 million global revolving credit facility (“Global Revolver”) which matures in April 2026.  Borrowings under the Global Revolver are available for Kronos’ general corporate purposes. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver.   Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to $25 million, €30 million and €60 million, respectively.  Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (LIBOR, CDOR or EURIBOR, dependent on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%.  The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

During 2022, Kronos had no borrowings or repayments under its Global Revolver and at December 31, 2022, approximately $211 million was available for borrowing under this revolving facility.

Other – In December 2019, LandWell entered into a $15.0 million loan agreement with Western Alliance Business Trust. The agreement requires semi-annual payments of principal and interest on April 15 and October 15 aggregating $1.3 million annually beginning on April 15, 2020 through the maturity date in April 2036 and is payable from the tax increment reimbursement funds received under the OPA. The agreement bears interest at a fixed 4.76% rate and is collateralized by all tax increment reimbursement funds LandWell receives under the OPA. See Note 7.

In February 2017, BWC entered into a $20.5 million loan agreement with Western Alliance Bank. In 2022, BWC repaid $8.4 million on this loan prior to September 10, 2022. As a result of BWC’s bankruptcy filing, BWC is no longer consolidated in our Consolidated Financial Statements, including the loan from Western Alliance Bank (see Note 2).

Aggregate maturities of long-term debt – Aggregate maturities of debt at December 31, 2022 are presented in the table below.

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2023	$1.8
2024	122.1
2025	427.3
2026	.8
2027	.8
2028 and thereafter	9.1
Subtotal	561.9
Less amounts representing original issue discount and debt issuance costs	2.4
Total long-term debt	$559.5

We are in compliance with all of our debt covenants at December 31, 2022.

Note 10 – Accounts payable and accrued liabilities:

	December 31,
	2021	2022

	(In millions)
Accounts payable:
Kronos	$143.6	$177.2
CompX	3.4	3.5
BMI/LandWell	5.3	18.7
Other	.4	—
Total	$152.7	$199.4
Current accrued liabilities:
Deferred income	$125.8	$110.7
Employee benefits	39.9	34.4
Accrued sales discounts and rebates	28.7	25.6
Interest	5.3	4.9
Operating lease liabilities	3.7	3.8
Environmental remediation and related costs	3.5	3.8
Other	57.9	60.4
Total	$264.8	$243.6
Noncurrent accrued liabilities:
Accrued development costs	$55.4	$48.1
Deferred income	81.6	25.9
Insurance claims and expenses	36.4	18.7
Operating lease liabilities	15.8	17.4
Other postretirement benefits	10.2	7.1
Employee benefits	6.1	4.8
Reserve for uncertain tax positions	3.5	.3
Other	10.0	6.7
Total	$219.0	$129.0

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. Our reserve for uncertain tax positions is discussed in Note 14.

Note 11 – Defined contribution and defined benefit retirement:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $6.6 million in 2020, $7.8 million in 2021 and $8.0 million in 2022.

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

In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in” with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies will replace the bulk annuity policy in a “buy-out” which is expected to be completed in 2023. The buy-out is expected to be completed with existing plan funds. At the completion of the buy-out we will remove the assets and liabilities of the U.K. pension plan from our Consolidated Financial Statements and a final plan settlement gain or loss (which we are currently unable to estimate) will be included in net periodic pension cost. At December 31, 2022 the U.K. plan had a benefit obligation of $7.8 million, plan assets of $9.3 million and a pension plan asset of $1.5 million was recognized in our Consolidated Balance Sheet.

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2023. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2023	$26.5
2024	28.0
2025	28.4
2026	29.6
2027	31.7
Next 5 years	173.2

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2021	2022

	(In millions)
Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$63.2	$58.0
Interest cost	1.3	1.4
Actuarial gains	(1.8)	(11.8)
Settlements	(.5)	—
Benefits paid	(4.2)	(4.2)
Balance at end of the year	$58.0	$43.4

Change in plan assets:
Fair value at beginning of the year	$53.3	$52.4
Actual return on plan assets	1.7	(10.7)
Employer contributions	1.6	1.6
Benefits paid	(4.2)	(4.2)
Fair value at end of the year	$52.4	$39.1
Funded status	$(5.6)	$(4.3)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.1)	$(.1)
Noncurrent	(5.5)	(4.2)
Total	(5.6)	(4.3)
Accumulated other comprehensive loss - actuarial losses	33.2	32.2
Total	$27.6	$27.9
Accumulated benefit obligations (“ABO”)	$58.0	$43.4

The total net underfunded status of our U.S. defined benefit pension plans decreased from $5.6 million at December 31, 2021 to $4.3 million at December 31, 2022 due to the change in our PBO during 2022 exceeding the change in our plan assets during 2022. The decrease in our PBO in 2022 was primarily attributable to higher actuarial gains due to the increase in discount rates from year end 2021. The decrease in our plan assets in 2022 was primarily attributable to negative plan asset returns in 2022.

The components of our net periodic defined benefit pension cost for U.S. plans are presented in the table below. The amounts shown below for the amortization of recognized actuarial losses for 2020, 2021 and 2022 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2019, 2020 and 2021, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Net periodic pension cost for U.S. plans:
Interest cost	$1.9	$1.3	$1.4
Expected return on plan assets	(2.1)	(2.1)	(2.0)
Recognized net actuarial losses	2.1	2.1	1.9
Settlements	—	(.5)	—
Total	$1.9	$.8	$1.3

Information concerning our U.S. defined benefit pension plans (for which the ABO of all of the plans exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2021	2022

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$58.0	$43.4
Accumulated benefit obligations	58.0	43.4
Fair value of plan assets	52.4	39.1

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plans as of December 31, 2021 and 2022 are 2.6% and 5.3%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plans are frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plans for 2020, 2021 and 2022 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plans are frozen with regards to compensation.

	Years ended December 31,
	2020	2021	2022
Discount rate	3.1%	2.2%	2.6%
Long-term return on plan assets	4.5%	4.0%	4.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2021	2022

	(In millions)
Change in PBO:
Balance at beginning of the year	$855.8	$758.1
Service cost	14.7	11.3
Interest cost	8.3	10.6
Participants’ contributions	2.0	1.7
Actuarial gains	(43.9)	(198.6)
Settlements	—	(1.4)
Change in currency exchange rates	(55.2)	(51.2)
Benefits paid	(23.6)	(21.9)
Balance at end of the year	$758.1	$508.6

Change in plan assets:
Fair value at beginning of the year	$494.8	$481.5
Actual return on plan assets	16.7	(52.5)
Employer contributions	18.7	15.0
Participants' contributions	2.0	1.7
Settlements	—	(1.2)
Change in currency exchange rates	(27.1)	(32.1)
Benefits paid	(23.6)	(21.9)
Fair value at end of the year	$481.5	$390.5
Funded status	$(276.6)	$(118.1)

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent pension asset	$9.0	$9.3
Noncurrent accrued pension costs	(285.6)	(127.4)
Total	(276.6)	(118.1)
Accumulated other comprehensive loss:
Actuarial losses	238.3	90.0
Prior service cost	.4	.4
Total	238.7	90.4
Total	$(37.9)	$(27.7)
ABO	$733.8	$493.9

The total net underfunded status of our non-U.S. defined benefit pension plans decreased from $276.6 million at December 31, 2021 to $118.1 million at December 31, 2022 due to the change in our PBO during 2022 exceeding the change in plan assets during 2022. The decrease in our PBO in 2022 was primarily attributable to higher actuarial gains due to the increase in discount rates from year end 2021 and favorable foreign currency fluctuations, primarily from the strengthening of the U.S. dollar relative to the euro. The decrease in our plan assets in 2022 was primarily attributable to the net effects of negative plan asset returns in 2022, unfavorable currency fluctuations, primarily from the strengthening of the U.S. dollar relative to the euro, and employer contributions.

The components of our net periodic pension benefit cost for our non-U.S. plans are presented in the table below. The amounts shown below for the amortization of prior service cost and recognized net actuarial losses for 2020, 2021 and 2022 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2019, 2020 and 2021, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Net periodic pension cost for non-U.S. plans:
Service cost	$13.3	$14.7	$11.3
Interest cost	10.1	8.3	10.6
Expected return on plan assets	(9.0)	(11.4)	(11.1)
Recognized net actuarial losses	17.3	19.5	12.8
Amortization of prior service cost	.2	.2	.1
Settlements	—	—	.4
Total	$31.9	$31.3	$24.1

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2021	2022

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$695.2	$403.5
Accumulated benefit obligations	674.4	392.4
Fair value of plan assets	409.4	276.0

The key actuarial assumptions used to determine our non-U.S. benefit obligations as of December 31, 2021 and 2022 are as follows:

	December 31,
	2021	2022
Discount rate	1.5%	3.9%
Increase in future compensation levels	2.6%	2.7%

A summary of our key actuarial assumptions used to determine non-U.S. net periodic benefit cost for 2020, 2021 and 2022 are as follows:

	Years ended December 31,
	2020	2021	2022
Discount rate	1.4%	1.0%	1.5%
Increase in future compensation levels	2.6%	2.6%	2.6%
Long-term return on plan assets	2.0%	2.4%	2.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for all of our periodic defined benefit plans for actuarial losses and prior service cost at December 31, 2021 and 2022 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2021 and 2022. We expect approximately $3.8 million and $.1 million of the unrecognized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension cost in 2023. The table below details the changes in other comprehensive income (loss) during 2020, 2021 and 2022.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gains (losses)	$(37.7)	$50.7	$134.1
Amortization of unrecognized:
Net actuarial losses	19.4	21.6	14.7
Prior service cost	.2	.2	.1
Settlements	—	—	.4
Total	$(18.1)	$72.5	$149.3

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment in the Bayer investment fund. We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer fund and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market. We periodically evaluate the results of our valuation model against actual returns in the Bayer fund and adjust the model as needed. The Bayer fund periodic reports are subject to audit by the German pension regulator.
●	In Canada, we currently have a plan asset target allocation of 10 - 20% to equity securities and 80 - 90% to fixed income securities. We expect the long-term rate of return for such investments to approximate the applicable equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.
●	In Norway, we currently have a plan asset target allocation of 15% to equity securities, 62% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 7%, 4%, 6% and 4%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 17% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.
●	In the U.S. we currently have a plan asset target allocation of 34% to equity securities, 59% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 7%, 5% and 4%, respectively (before plan administrative expenses). Approximately 90% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and not subject to classification in the fair value hierarchy.

●	We also have plan assets in Belgium and the United Kingdom. The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input. The United Kingdom plan assets are invested primarily in insurance contracts and are a Level 3 input.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2021 and 2022 is shown in the tables below.

	Fair Value Measurements at December 31, 2021
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$282.9	$—	$—	$282.9	$—
Canada:
Local currency equities	.2	.2	—	—	—
Non local currency equities	21.9	21.9	—	—	—
Local currency fixed income	89.3	89.3	—	—	—
Cash and other	.8	.8	—	—	—
Norway:
Local currency equities	3.1	3.1	—	—	—
Non local currency equities	5.9	5.9	—	—	—
Local currency fixed income	25.1	15.9	9.2	—	—
Non local currency fixed income	6.7	6.7	—	—	—
Real estate	9.1	—	—	9.1	—
Cash and other	7.0	6.4	—	.6	—
U.S.:
Equities	18.5	1.2	—	.1	17.2
Fixed income	30.6	—	—	—	30.6
Cash and other	3.2	1.9	—	—	1.3
Other	29.6	1.8	—	27.8	—
Total	$533.9	$155.1	$9.2	$320.5	$49.1

	Fair Value Measurements at December 31, 2022
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$234.0	$—	$—	$234.0	$—
Canada:
Local currency equities	.1	.1	—	—	—
Non local currency equities	11.0	11.0	—	—	—
Local currency fixed income	72.9	72.9	—	—	—
Cash and other	.6	.6	—	—	—
Norway:
Local currency equities	2.3	2.3	—	—	—
Non local currency equities	4.7	4.7	—	—	—
Local currency fixed income	21.8	7.0	14.8	—	—
Non local currency fixed income	8.4	8.4	—	—	—
Real estate	7.8	—	—	7.8	—
Cash and other	2.7	2.4	—	.3	—
U.S.:
Equities	12.4	1.0	—	—	11.4
Fixed income	22.9	.2	—	—	22.7
Cash and other	3.8	2.8	—	—	1.0
Other	24.2	1.5	—	22.7	—
Total	$429.6	$114.9	$14.8	$264.8	$35.1

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2021	2022

	(In millions)
Fair value at beginning of year	$314.8	$320.5
Gain (loss) on assets held at end of year	15.2	(31.0)
Gain (loss) on assets sold during the year	.4	(3.6)
Assets purchased	16.2	13.8
Assets sold	(14.8)	(15.5)
Transfers in (out)	13.9	(.1)
Currency exchange rate fluctuations	(25.2)	(19.3)
Fair value at end of year	$320.5	$264.8

Note 12 – Disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Net sales - point of origin:
United States	$978.8	$1,052.1	$1,226.6
Germany	836.0	971.7	895.4
Canada	319.5	371.9	389.4
Belgium	249.5	295.7	306.5
Norway	211.8	257.2	273.5
Eliminations	(956.8)	(1,009.2)	(1,161.2)
Total	$1,638.8	$1,939.4	$1,930.2

Net sales - point of destination:
Europe	$783.2	$945.0	$878.3
North America	569.3	645.7	695.7
Other	286.3	348.7	356.2
Total	$1,638.8	$1,939.4	$1,930.2

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows for these segments are affected by economic factors.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Component Products:
Net sales:
Security products	$87.9	$105.1	$114.5
Marine components	26.6	35.7	52.1
Total	$114.5	$140.8	$166.6

Real Estate Management and Development:
Net sales:
Land sales	$87.0	$207.8	$120.9
Water delivery	7.6	6.8	3.6
Utility and other	1.8	1.6	1.2
Total	$96.4	$216.2	$125.7

Note 13 – Other income, net:

	Years ended December 31,
	2020	2021	2022

	(In millions)
Interest income and other:
Interest and dividends	$4.8	$4.0	$10.9
Securities transactions, net	(.1)	—	(.5)
Total	4.7	4.0	10.4
Infrastructure reimbursement	19.7	15.3	16.0
Gain on land sales	4.5	16.0	—
Currency transactions, net	(4.0)	1.6	11.5
Insurance recoveries	1.6	.1	2.8
Other, net	1.9	2.0	3.0
Total	$28.4	$39.0	$43.7

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

Infrastructure reimbursement – Infrastructure reimbursements related to the OPA are discussed in Note 7.  LandWell also has an agreement with the energy utility providing electric power to the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell.  During 2022, LandWell received $.8 million (all in the second quarter) in reimbursement for past costs incurred.

Insurance recoveries – In the first quarter of 2020, Kronos recognized a gain of $1.5 million related to an insurance settlement for a property damage claim.

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

Note 14 – Income taxes:

	Years ended December 31,
	2020	2021	2022

	(In millions)
Pre-tax income:
United States	$45.2	$131.4	$81.4
Non-U.S. subsidiaries	55.4	126.4	88.5
Total	$100.6	$257.8	$169.9
Expected tax expense at U.S. federal statutory income tax rate of 21%	$21.1	$54.1	$35.7
Non-U.S. tax rates	.5	4.5	2.0
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(8.7)	(2.0)	(1.7)
Valuation allowance	3.8	.9	(3.0)
Global intangible low-tax income, net	2.2	2.8	1.8
Tax rate changes	(.2)	—	—
U.S. state income taxes, net	.9	1.5	1.5
Adjustment to the reserve for uncertain tax positions, net	(3.8)	(2.6)	(2.9)
Nondeductible expenses	1.0	1.1	1.0
Other, net	(.9)	(.2)	(.6)
Income tax expense	$15.9	$60.1	$33.8

Components of income tax expense:
Currently payable:
U.S. federal and state	$13.3	$29.7	$16.3
Non-U.S.	14.9	21.5	20.1
Total	28.2	51.2	36.4
Deferred income taxes (benefit):
U.S. federal and state	(10.3)	(1.7)	(3.9)
Non-U.S.	(2.0)	10.6	1.3
Total	(12.3)	8.9	(2.6)
Income tax expense	$15.9	$60.1	$33.8

Comprehensive provision for income taxes allocable to:
Income from continuing operations	$15.9	$60.1	$33.8
Discontinued operations	.6	—	—
Other comprehensive income (loss):
Currency translation	1.6	(.8)	(3.3)
Pension plans	(7.3)	29.7	60.7
Other	(.4)	—	.9
Total	$10.4	$89.0	$92.1

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

The components of the net deferred income taxes at December 31, 2021 and 2022 are summarized in the following table.

	December 31,
	2021		2022
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Inventories	$—	$(2.5)	$—	$(5.3)
Property and equipment	—	(70.4)	—	(62.8)
Lease assets (liabilities)	5.0	(5.1)	5.3	(5.4)
Accrued OPEB costs	2.8	—	2.0	—
Accrued pension costs	74.1	—	22.0	—
Accrued environmental liabilities	28.5	—	25.9	—
Other deductible differences	9.3	—	12.0	—
Other taxable differences	—	(15.5)	—	(15.8)
Investments in subsidiaries and affiliates	7.3	(52.7)	6.7	(62.3)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(11.2)	—	(11.4)
Tax loss and tax credit carryforwards	89.4	—	82.6	—
Valuation allowance	(18.4)	—	(16.5)	—
Adjusted gross deferred tax assets (liabilities)	198.0	(157.4)	140.0	(163.0)
Netting of items by tax jurisdiction	(111.2)	111.2	(99.5)	99.5
Net noncurrent deferred tax asset (liability)	$86.8	$(46.2)	$40.5	$(63.5)

Our Chemicals Segment has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $414 million for German corporate purposes at December 31, 2022) and in Belgium (the equivalent of $13 million for Belgian corporate tax purposes at December 31, 2022). At December 31, 2022, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our Chemicals Segment’s European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Chemicals Segment’s Canadian subsidiary). Pursuant to the one time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized current income tax expense of $74.1 million and elected to pay such tax over an eight year period beginning in 2018.  At December 31, 2022, the balance of our unpaid Transition Tax is $44.5 million, which will be paid in annual installments over the remainder of the eight-year period, which ends in 2025. Of such $44.5 million, $33.4 million is recorded as a noncurrent payable to affiliate (income taxes payable to Contran) classified as a noncurrent liability in our Consolidated Balance Sheet, and $11.1 million is included with our current payable to affiliate (income taxes payable to Contran) classified as a current liability (a portion of our noncurrent income tax payable to affiliate was reclassified to our current payable to affiliate for the portion of our 2022 Transition Tax installment due within the next twelve months). See Note 17.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2022, we have recognized a deferred income tax liability with respect to our direct investment in Kronos of $55.0 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $155.4 million. During 2022, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $1.2 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period. We recognized a similar non-cash deferred income tax expense of $5.0 million in 2021 and a non-cash deferred income tax benefit of $2.4 million in 2020. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property. The 2017 Tax Act limited our business interest expense to the sum of our business interest income and 30% of our adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. We determined our interest expense was limited under these provisions and we recorded deferred tax assets for the carryforwards associated with the nondeductible portion of our interest expense. We also concluded we were required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria. The CARES Act modification to the business interest provisions increased the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increased our allowable interest expense deduction for 2019 and 2020. Consequently, in the first quarter of 2020 we recognized a cash tax benefit of $1.0 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense we did not expect to fully utilize at December 31, 2019 and we considered such modifications in our 2020 provision for income taxes. Although these CARES Act provisions expired at the end of 2020, in 2021 we recognized less disallowed interest expense than in recent years and a lower valuation allowance for the portion of the carryforward we believe does not meet the more-likely-than-not measurement criteria primarily due to the increase in our adjusted taxable income.  During 2022, we determined we were able to utilize a portion of the business interest expense carryforward and accordingly we recognized an aggregate non-cash income tax benefit of $2.9 million as a reduction of the valuation allowance.

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

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2020, 2021 and 2022:

	Years ended December 31,
	2020	2021	2022

	(In millions)
Unrecognized tax benefits:
Amount at beginning of year	$13.8	$9.6	$6.4
Net increase (decrease):
Tax positions taken in prior periods	(.3)	—	—
Tax positions taken in current period	.6	.6	.7
Lapse due to applicable statute of limitations	(4.8)	(3.6)	(3.4)
Changes in currency exchange rates	.3	(.2)	(.2)
Amount at end of year	$9.6	$6.4	$3.5

If our uncertain tax positions were recognized, a benefit of $3.5 million at December 31, 2022, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $1.2 million, excluding interest, during the next twelve months related to the expiration of certain statutes of limitations.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2019 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to: 2017 for Norway; 2017 for Canada; 2018 for Germany; and 2019 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $.8 million during 2020, $.7 million during 2021 and $.2 million during 2022, and at December 31, 2021 and 2022 we had $.9 million and $.1 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

Note 15 – Noncontrolling interest in subsidiaries:

	December 31,
	2021	2022

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$226.6	$239.3
NL Industries	75.7	79.0
CompX International	22.5	20.6
BMI	8.3	6.9
LandWell	(4.2)	2.4
Total	$328.9	$348.2

	Years ended December 31,
	2020	2021	2022

	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$12.1	$22.0	$20.0
NL Industries	2.5	8.7	5.8
CompX International	1.4	2.2	2.6
BMI	7.6	14.7	2.8
LandWell	10.2	22.9	14.7
Total	$33.8	$70.5	$45.9

Note 16 – Valhi stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

	(In millions)
Balance at December 31, 2020, 2021 and 2022	29.6	(1.1)	28.5

Valhi common stock. We issued a nominal number of shares of Valhi common stock during 2020, 2021 and 2022, associated with annual stock awards to members of our board of directors.

Valhi share repurchases and cancellations. Prior to 2020 our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2022. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in 2020, 2021 or 2022.

Treasury stock. At December 31, 2021 and 2022, NL and Kronos held approximately 1.2 million and .1 million shares of our common stock, respectively. The treasury stock we reported for financial reporting purposes at December 31, 2021 and 2022 represents our proportional interest in these shares of our common stock held by NL and Kronos, at NL’s and Kronos’ historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of NL and Kronos, are reflected in our consolidated balance sheet at fair value and are classified as part of other noncurrent assets. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes. Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a loss of $1.7 million in 2020, a gain of $3.3 million in 2021 and a loss of $1.6 million in 2022 in our Consolidated Statements of Income which represents the unrealized gain (loss) in respect of these shares attributable to the noncontrolling interest of Kronos and NL. See Note 2.

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

Valhi director stock plan. Prior to 2020, our board of directors adopted a plan that provided for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. Under the plan, we awarded 50,000 shares in 2020. (The share numbers under the then-existing plan have not been adjusted for the 1-for-12 reverse stock split in 2020.) In March 2021, our board of directors voted to replace the existing director stock plan with a new plan that would provide for the award of stock to non-employee members of our board of directors, and up to a maximum of 100,000 shares could be awarded. The new plan was approved at our May 2021 shareholder meeting, at which time the prior director stock plan terminated.  We awarded 4,000 shares and 2,400 shares under this plan in 2021 and 2022, respectively, and at December 31, 2022, 93,600 shares are available for future award under this new plan.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2022, Kronos, NL and CompX had 111,800, 51,150 and 131,050 shares of their respective common stock available for future award under respective plans.

Accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) attributable to Valhi stockholders comprises changes in equity as presented in the table below.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$1.7	$1.8	$1.7
Other comprehensive income:
Unrealized gain (loss) arising during the year	.1	(.1)	(.1)
Balance at end of year	$1.8	$1.7	$1.6
Currency translation:
Balance at beginning of year	$(76.8)	$(67.4)	$(72.2)
Other comprehensive gain (loss) arising during the year	9.4	(4.8)	(19.3)
Balance at end of year	$(67.4)	$(72.2)	$(91.5)
Defined benefit pension plans:
Balance at beginning of year	$(146.6)	$(154.1)	$(120.9)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	9.8	10.7	7.3
Net actuarial gain (loss) arising during the year	(17.3)	22.5	58.4
Plan settlement	—	—	.2
Balance at end of year	$(154.1)	$(120.9)	$(55.0)
OPEB plans:
Balance at beginning of year	$1.0	$.3	$.1
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.8)	(.3)	(.5)
Net actuarial gain arising during the year	.1	.1	1.4
Balance at end of year	$.3	$.1	$1.0
Total accumulated other comprehensive loss:
Balance at beginning of year	$(220.7)	$(219.4)	$(191.3)
Other comprehensive income	1.3	28.1	47.4
Balance at end of year	$(219.4)	$(191.3)	$(143.9)

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

From time to time, we may have loans and advances outstanding between us and various related parties, including Contran, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. See Note 9 for more information on the Valhi credit facility with Contran. We paid Contran $14.2 million, $10.4 million and $9.2 million in interest on borrowings and unused commitment fees under credit facilities in 2020, 2021 and 2022, respectively.

Under the terms of various intercorporate services agreements (“ISAs”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of the time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We negotiate fees annually, and agreements renew quarterly. The net ISA fees charged to us by Contran aggregated $41.3 million in 2020, $41.0 million in 2021 and $41.2 million in 2022.

At December 31, 2022, we had an aggregate 16.7 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged. We received $1.4 million in 2020, $1.5 million in 2021 and $1.2 million in 2022 from Contran for this pledge.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company, our subsidiary, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. The aggregate amount paid under the group insurance program by us, our subsidiaries and our joint venture in 2020, 2021 and 2022 was $23.1 million, $27.1 million and $25.2 million, respectively, which amounts principally represent insurance premiums. The aggregate amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2023.

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

Contran and certain of its subsidiaries participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount we paid Contran for such services was $.3 million in each of 2020, 2021 and 2022. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.4 million in each of 2020 and 2021 and $.5 million in 2022 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2023.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2021	2022

	(In millions)
Current receivables from affiliates:
Contran trade items	$.1	$.2
LPC	15.8	—
Other	2.6	2.7
Total	$18.5	$2.9
Current payables to affiliates:
LPC	$17.3	$17.1
Contran - income taxes	1.5	5.8
Total	$18.8	$22.9
Noncurrent payable to affiliates:
Contran - income taxes	$44.5	$33.4
Payables to affiliate included in long-term debt:
Valhi - Contran credit facility	$172.9	$121.4

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 7. Purchases of TiO2 from LPC were $167.8 million in 2020, $188.6 million in 2021 and $225.6 million in 2022. Sales of feedstock to LPC were $84.2 million in 2020, $85.4 million in 2021 and $106.9 million in 2022. The noncurrent payable to Contran for income taxes is discussed in Note 14.

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). NL’s sixth installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). Pursuant to the settlement agreement, NL placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Consolidated Balance Sheets.

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. NL made the initial $25.0 million payment in September 2019 and the first, second and third annual installment payments of $12.0 million each in September 2020, 2021 and 2022. We recognized an aggregate accretion expense of $1.3 million, $1.1 million and $.9 million in 2020, 2021, and 2022, respectively.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2021 and 2022, we had not recognized any material receivables for recoveries.

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

The table below presents a summary of the activity in our accrued environmental costs during 2020, 2021, and 2022.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Balance at the beginning of the year	$99.7	$98.6	$97.6
Additions charged to expense, net	.7	1.6	1.7
Payments, net	(1.9)	(2.5)	(2.0)
Changes in currency exchange rates and other	.1	(.1)	—
Balance at the end of the year	$98.6	$97.6	$97.3
Amounts recognized in the Consolidated Balance Sheet at the end of the year:
Current liabilities	$3.4	$3.5	$3.8
Noncurrent liabilities	95.2	94.1	93.5
Total	$98.6	$97.6	$97.3

NL. On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2022, NL had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $119 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2022, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other. We have also accrued approximately $5 million at December 31, 2022 for other environmental cleanup matters which represents our best estimate of the liability.

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

Other matters

Concentrations of credit risk – Sales of TiO2 accounted for approximately 93% of our Chemicals Segment’s sales in 2020 and 92% in each of 2021 and 2022. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to approximately 4,000 customers, with the top ten customers approximating 34% of our Chemicals Segment’s net sales in 2020, 32% in 2021 and 33% in 2022. One customer accounted for approximately 10% of our Chemicals Segment’s net sales in both 2020 and 2022. Our Chemicals Segment did not have sales to a single customer comprising 10% or more of its net sales in 2021. The table below shows the approximate percentage of our Chemicals Segment’s TiO2 sales by volume for its significant markets, Europe and North America, for the last three years.

	2020	2021	2022
Europe	46%	46%	45%
North America	36%	37%	39%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s Segment accounted for approximately 48% of our Component Products Segment’s sales in 2020, 51% in 2021 and 52% in 2022. One customer of the security products reporting unit accounted for approximately 17% of the Component Products Segment’s total sales in 2020, 16% in 2021 and 14% in 2022. One customer of the marine components reporting unit accounted for 12% of the Component Products Segment’s total sales in 2022.

Our Real Estate Management and Development Segment’s revenues are land sales income and water and electric delivery fees. During 2020, we had sales to one customer that exceeded 10% of our Real Estate Management and Development Segment’s net sales related to land sales. During 2021, we had sales to three customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales.  During 2022, we had sales to two customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales both related to land sales.

Long-term contracts – Our Chemicals Segment has long-term supply contracts that provide for certain of its TiO2 feedstock requirements through 2026. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.0 billion over the life of the contracts in years subsequent to December 31, 2022 (including approximately $600 million committed to be purchased in 2023). In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $84 million at December 31, 2022 (including $42 million committed to be purchased in 2023).

Income taxes – Prior to 2020, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2021 and 2022:

	December 31, 2021		December 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$792.9	$792.9	$562.0	$562.0
Long-term debt:
Kronos Senior Notes	448.8	460.2	424.1	374.2
Valhi credit facility with Contran	172.9	172.9	121.4	121.4
LandWell bank note payable	13.5	13.5	12.9	12.9
BWC bank note payable	15.4	15.9	—	—

At December 31, 2022, the estimated market price of Kronos’ Senior Notes was €877 per €1,000 principal amount. The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the Senior Notes trade were not active. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 10.

BWC is no longer consolidated in our Consolidated Financial Statements at December 31, 2022 (see Notes 2 and 9).