Form 10-Q
period 2023-03-31
VALHI INC /DE/
filed 2023-05-04
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on April 28, 2023:  28,279,493

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$478.5	$298.1
Restricted cash equivalents	46.3	47.2
Marketable securities	75.1	101.0
Accounts and other receivables, net	281.9	328.8
Inventories, net	640.8	643.8
Prepaid expenses and other	66.9	55.4
Total current assets	1,589.5	1,474.3

Other assets:
Marketable securities	1.2	1.6
Investment in TiO2 manufacturing joint venture	112.9	113.6
Goodwill	379.7	379.7
Deferred income taxes	40.5	42.6
Other assets	188.1	178.3
Total other assets	722.4	715.8

Property and equipment:
Land	47.8	48.3
Buildings	244.1	247.5
Equipment	1,152.3	1,164.3
Mining properties	13.5	2.5
Construction in progress	77.2	84.3
	1,534.9	1,546.9
Less accumulated depreciation and amortization	1,011.1	1,018.9
Net property and equipment	523.8	528.0
Total assets	$2,835.7	$2,718.1

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	March 31,
	2022	2023
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$1.8	$1.6
Accounts payable and accrued liabilities	477.7	387.8
Income taxes	13.3	7.6
Total current liabilities	492.8	397.0

Noncurrent liabilities:
Long-term debt	557.7	559.9
Deferred income taxes	63.5	64.1
Payable to affiliate - income taxes	33.4	33.4
Accrued pension costs	131.6	132.4
Accrued environmental remediation and related costs	93.5	93.4
Other liabilities	156.4	149.1
Total noncurrent liabilities	1,036.1	1,032.3

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.5	668.6
Retained earnings	482.3	475.1
Accumulated other comprehensive loss	(143.9)	(148.0)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	958.6	946.4
Noncontrolling interest in subsidiaries	348.2	342.4
Total equity	1,306.8	1,288.8
Total liabilities and equity	$2,835.7	$2,718.1

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Revenues and other income:
Net sales	$629.0	$492.7
Other income, net	—	13.1
Total revenues and other income	629.0	505.8
Cost and expenses:
Cost of sales	458.3	438.6
Selling, general and administrative	77.2	68.8
Other components of net periodic pension and OPEB expense	3.3	1.2
Interest	6.9	7.0
Total costs and expenses	545.7	515.6
Income (loss) before income taxes	83.3	(9.8)
Income tax expense (benefit)	19.9	(6.1)
Net income (loss)	63.4	(3.7)
Noncontrolling interest in net income of subsidiaries	18.0	1.2
Net income (loss) attributable to Valhi stockholders	$45.4	$(4.9)

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$1.59	$(.17)

Basic and diluted weighted average shares outstanding	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Net income (loss)	$63.4	$(3.7)
Other comprehensive income (loss), net of tax:
Currency translation	5.8	(6.1)
Defined benefit pension plans	2.4	.7
Other	(.2)	(.2)
Total other comprehensive income (loss), net	8.0	(5.6)
Comprehensive income (loss)	71.4	(9.3)
Comprehensive income (loss) attributable to noncontrolling interest	20.1	(.3)
Comprehensive income (loss) attributable to Valhi stockholders	$51.3	$(9.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2022 and 2023 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2021	$—	$.3	$669.0	$401.1	$(191.3)	$(49.6)	$328.9	$1,158.4
Net income	—	—	—	45.4	—	—	18.0	63.4
Other comprehensive income, net	—	—	—	—	5.9	—	2.1	8.0
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5.2)	(5.2)
Cash dividends - $.08 per share	—	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	—	1.4	—	—	—	(2.8)	(1.4)

Balance at March 31, 2022	$—	$.3	$670.4	$444.3	$(185.4)	$(49.6)	$341.0	$1,221.0

Balance at December 31, 2022	$—	$.3	$669.5	$482.3	$(143.9)	$(49.6)	$348.2	$1,306.8
Net income (loss)	—	—	—	(4.9)	—	—	1.2	(3.7)
Other comprehensive loss, net	—	—	—	—	(4.1)	—	(1.5)	(5.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5.2)	(5.2)
Cash dividends - $.08 per share	—	—	—	(2.3)	—	—	—	(2.3)
Equity transactions with noncontrolling interest, net and other	—	—	(.9)	—	—	—	(.3)	(1.2)

Balance at March 31, 2023	$—	$.3	$668.6	$475.1	$(148.0)	$(49.6)	$342.4	$1,288.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$63.4	$(3.7)
Depreciation and amortization	14.8	14.3
Benefit plan expense greater (less) than cash funding	1.8	(2.0)
Deferred income taxes	3.1	.3
Contributions to TiO2 manufacturing joint venture, net	(3.8)	(.7)
Other, net	2.7	1.7
Change in assets and liabilities:
Accounts and other receivables, net	(43.9)	(39.0)
Inventories, net	(35.3)	1.5
Land held for development, net	7.1	(8.4)
Accounts payable and accrued liabilities	(37.7)	(82.6)
Income taxes	7.1	(1.3)
Accounts with affiliates	8.1	(15.4)
Other, net	(10.2)	8.5
Net cash used in operating activities	(22.8)	(126.8)
Cash flows from investing activities:
Capital expenditures	(16.2)	(16.7)
Purchases of marketable securities	(.1)	(33.8)
Proceeds from disposal of marketable securities	.8	8.5
Net cash used in investing activities	(15.5)	(42.0)
Cash flows from financing activities:
Principal payments on indebtedness	(5.9)	(7.4)
Valhi cash dividends paid	(2.2)	(2.3)
Distributions to noncontrolling interest in subsidiaries	(5.2)	(5.2)
Subsidiary treasury stock acquired	(1.1)	(1.4)
Net cash used in financing activities	(14.4)	(16.3)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(52.7)	(185.1)
Effect of exchange rates on cash	(.4)	(.7)
Balance at beginning of period	792.9	562.0
Balance at end of period	$739.8	$376.2
Supplemental disclosures:
Cash paid (received) for:
Interest, net of amounts capitalized	$10.2	$10.5
Income taxes, net	6.2	(2.4)
Noncash investing activities:
Change in accruals for capital expenditures	3.8	6.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 92% of our outstanding common stock at March 31, 2023. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 9, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	March 31, 2023
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Net sales:
Chemicals	$562.9	$426.3
Component products	42.1	41.2
Real estate management and development	24.0	25.2
Total net sales	$629.0	$492.7
Cost of sales:
Chemicals	$413.9	$395.8
Component products	30.0	28.5
Real estate management and development	14.4	14.3
Total cost of sales	$458.3	$438.6
Gross margin:
Chemicals	$149.0	$30.5
Component products	12.1	12.7
Real estate management and development	9.6	10.9
Total gross margin	$170.7	$54.1
Operating income (loss):
Chemicals	$86.4	$(15.1)
Component products	6.3	7.0
Real estate management and development	8.0	10.6
Total operating income	100.7	2.5
General corporate items:
Interest income and other	.9	4.9
Other components of net periodic pension and OPEB expense	(3.3)	(1.2)
Changes in market value of Valhi common stock held by subsidiaries	.1	(1.1)
General expenses, net	(8.2)	(7.9)
Interest expense	(6.9)	(7.0)
Income (loss) before income taxes	$83.3	$(9.8)

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Included in the determination of Chemicals operating loss is a business interruption insurance settlement gain of $1.7 million recognized in the first quarter of 2023 (see Note 12).

BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to the bankruptcy filing on September 10, 2022 of Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC.  BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system.  Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada.  Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing.

Note 3 – Accounts and other receivables, net:

	December 31,	March 31,
	2022	2023

	(In millions)
Trade accounts receivable:
Kronos	$220.3	$261.2
CompX	17.9	18.8
BMI/LandWell	2.3	1.7
VAT and other receivables	35.4	35.6
Refundable income taxes	8.0	4.3
Receivables from affiliates:
Louisiana Pigment Company, L.P. ("LPC")	—	10.4
Contran trade items	.2	.6
Other	2.7	1.1
Allowance for doubtful accounts	(4.9)	(4.9)
Total	$281.9	$328.8

Note 4 – Inventories, net:

	December 31,	March 31,
	2022	2023

	(In millions)
Raw materials:
Chemicals	$145.3	$158.9
Component products	6.2	6.0
Total raw materials	151.5	164.9
Work in process:
Chemicals	32.0	36.7
Component products	20.0	19.4
Total in-process products	52.0	56.1
Finished products:
Chemicals	350.7	334.5
Component products	5.1	4.9
Total finished products	355.8	339.4
Supplies (chemicals)	81.5	83.4
Total	$640.8	$643.8

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2022:
Current assets	$75.1	$75.7	$(.6)

Noncurrent assets	$1.2	$1.2	$—

March 31, 2023:
Current assets	$101.0	$101.5	$(.5)

Noncurrent assets	$1.6	$1.6	$—

Our marketable securities are primarily invested in U.S. government treasuries which are carried at fair value using Level 2 inputs. The fair value of our marketable securities are either determined using Level 1 inputs (because the securities are actively traded)

or determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the period-end valuation is generally based on the last trade of the period, which may be several days prior to the end of the period).

Note 6 – Other assets:

	December 31,	March 31,
	2022	2023

	(In millions)
Other noncurrent assets:
Restricted cash and cash equivalents	$37.2	$30.9
Note receivables - OPA	49.3	46.5
Land held for development	29.7	29.6
Operating lease right-of-use assets	21.5	21.3
IBNR receivables	16.8	15.4
Pension asset	9.3	9.8
Other	24.3	24.8
Total	$188.1	$178.3

Note receivables - OPA – As disclosed in Note 7 to our 2022 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. Once the tax increment reimbursement is approved, the amount is recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson. No additional tax increment amounts were approved during the first three months of 2022 and 2023.

Note 7 – Long-term debt:

	December 31,	March 31,
	2022	2023

	(In millions)
Valhi:
Contran credit facility	$121.4	$114.2
Subsidiary debt:
Kronos:
Senior Notes	424.1	433.5
LandWell:
Note payable to Western Alliance Business Trust	12.9	12.9
Other	1.1	.9
Total subsidiary debt	438.1	447.3
Total debt	559.5	561.5
Less current maturities	1.8	1.6
Total long-term debt	$557.7	$559.9

Valhi – Contran credit facility – During the first three months of 2023, we had no borrowings and repaid $7.2 million under this facility. The average interest rate on the credit facility for the three months ended March 31, 2023 was 8.69%. At March 31, 2023, the interest rate was 9.00% and $60.8 million was available for borrowing under this facility.

Kronos – Senior Notes – At March 31, 2023, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $2.2 million.

Revolving credit facility – During the first three months of 2023, Kronos had no borrowings or repayments under its $225 million global revolving credit facility and at March 31, 2023, the full $225 million was available for borrowing.

Other – We are in compliance with all of our debt covenants at March 31, 2023.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2022	2023

	(In millions)
Accounts payable:
Kronos	$177.2	$144.6
CompX	3.5	3.9
BMI/LandWell	18.7	8.1
Total	199.4	156.6
Payables to affiliates:
LPC	17.1	19.0
Contran - income taxes	5.8	3.1
Deferred income	110.7	100.1
Employee benefits	34.4	28.9
Accrued litigation settlement	11.8	11.9
Accrued sales discounts and rebates	25.6	8.3
Operating lease liabilities	3.8	3.7
Environmental remediation and related costs	3.8	2.9
Interest	4.9	1.1
Other	60.4	52.2
Total	$477.7	$387.8

The accrued litigation settlement is discussed in Note 16.

Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2022	2023

	(In millions)
Accrued development costs	$48.1	$45.8
Accrued litigation settlement	27.4	27.6
Deferred income	25.9	22.0
Insurance claims and expenses	18.7	17.2
Operating lease liabilities	17.4	17.2
Other postretirement benefits	7.1	7.0
Employee benefits	4.8	4.9
Reserve for uncertain tax positions	.3	.3
Other	6.7	7.1
Total	$156.4	$149.1

The accrued litigation settlement is discussed in Note 16.

Note 10 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Net sales - point of origin:
United States	$326.4	$255.8
Germany	276.5	186.0
Canada	96.4	90.9
Belgium	92.8	68.8
Norway	78.4	71.9
Eliminations	(307.6)	(247.1)
Total	$562.9	$426.3

Net sales - point of destination:
Europe	$269.5	$201.1
North America	179.9	148.6
Other	113.5	76.6
Total	$562.9	$426.3

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Component Products:
Net sales:
Security products	$29.6	$27.4
Marine components	12.5	13.8
Total	$42.1	$41.2

Real Estate Management and Development:
Net sales:
Land sales	$22.2	$24.9
Utility and other	.3	.3
Water delivery	1.5	—
Total	$24.0	$25.2

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Service cost	$3.0	$1.6
Interest cost	3.2	5.6
Expected return on plan assets	(3.5)	(5.2)
Recognized net actuarial losses	3.8	.9
Total	$6.5	$2.9

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2023.

Note 12 – Other income, net:

	Three months ended
	March 31,
	2022	2023

	(In millions)
Interest income and other:
Interest and dividends	$1.1	$4.8
Securities transactions, net	(.2)	.1
Total	.9	4.9
Currency transactions, net	(1.5)	5.4
Insurance recoveries	—	1.7
Other, net	.6	1.1
Total	$—	$13.1

Insurance recoveries – On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of Kronos’ losses from property damage and its share of LPC’s lost production and other costs resulting from the disruption of operations were covered by insurance. Kronos recognized a gain of $1.7 million related to its business interruption claim in the first quarter of 2023.

Note 13 – Income taxes:

	Three months ended
	March 31,
	2022	2023

	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 21%	$17.5	$(2.1)
Non-U.S. tax rates	2.1	—
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(.9)	.4
Valuation allowance	.6	(.9)
Global intangible low-tax income, net	.7	(1.5)
Adjustment to the reserve for uncertain tax positions, net	(.7)	(1.4)
Adjustment of prior year taxes, net	—	(.4)
Nondeductible expenses	.4	(.5)
U.S. state income taxes and other, net	.2	.3
Income tax expense (benefit)	$19.9	$(6.1)

Comprehensive provision for income taxes allocable to:
Net income (loss)	$19.9	$(6.1)
Other comprehensive income (loss):
Currency translation	.7	(.8)
Pension plans	1.4	.3
Other	.2	(.2)
Total	$22.2	$(6.8)

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

During the first quarter of 2023, we recognized a non-cash deferred income tax benefit of $1.0 million relating to a decrease in our unrecognized tax benefits due to the expiration of certain statutes of limitations.  We recognized a similar non-cash deferred income tax benefit of $1.1 million in the first quarter of 2022, also due to the expiration of certain statutes of limitations.

Tax authorities are examining certain of our U.S. and non-U.S. income tax returns and may propose tax deficiencies, including penalties and interest. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will decrease by approximately $.2 million during the next twelve months primarily due to the expiration of certain statutes of limitations.

Note 14 – Noncontrolling interest in subsidiaries:

	December 31,	March 31,
	2022	2023

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$239.3	$230.6
NL Industries	79.0	77.0
CompX International	20.6	21.0
BMI	6.9	8.6
LandWell	2.4	5.2
Total	$348.2	$342.4

	Three months ended March 31,
	2022	2023

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$11.1	$(3.0)
NL Industries	3.2	(1.1)
CompX International	.6	.8
BMI	1.2	1.7
LandWell	1.9	2.8
Total	$18.0	$1.2

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of period	$1.7	$1.6
Other comprehensive income:
Unrealized gain arising during the period	—	—
Balance at end of period	$1.7	$1.6
Currency translation:
Balance at beginning of period	$(72.2)	$(91.5)
Other comprehensive gain (loss) arising during the period	4.2	(4.5)
Balance at end of period	$(68.0)	$(96.0)
Defined benefit pension plans:
Balance at beginning of period	$(120.9)	$(55.0)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	1.8	.6
Balance at end of period	$(119.1)	$(54.4)
OPEB plans:
Balance at beginning of period	$.1	$1.0
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.2)
Balance at end of period	$—	$.8
Total accumulated other comprehensive loss:
Balance at beginning of period	$(191.3)	$(143.9)
Other comprehensive income (loss)	5.9	(4.1)
Balance at end of period	$(185.4)	$(148.0)

Other – During the first quarter of 2022, Kronos acquired 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million. During the first quarter of 2023, Kronos acquired 159,796 shares of its common stock in market transactions for an aggregate purchase price of $1.4 million. At March 31, 2023, approximately 1.2 million shares were available for repurchase under Kronos’ stock repurchase program.

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL has three annual installment payments remaining ($12.0 million for the next two installments and $16.7 million for the final installment). NL’s final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). See Note 18 to our 2022 Annual Report.

New cases may continue to be filed against NL. We do not know if we will incur liability in the future in respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against NL or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against NL as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2023.

Amount
(In millions)

Balance at the beginning of the period	$97.3
Additions charged to expense, net	—
Payments, net	(1.0)
Balance at the end of the period	$96.3
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$2.9
Noncurrent liabilities	93.4
Total	$96.3

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2023, NL had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2023, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $4 million at March 31, 2023 for other environmental cleanup matters which represents our best estimate of the liability.

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

NL has agreements with certain of its former insurance carriers pursuant to which the carriers reimburse it for a portion of its future lead pigment litigation defense costs. We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement. While NL continues to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, refer to our 2022 Annual Report.

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

Note 17 – Fair value measurements and financial instruments:

See Note 5 for amounts related to our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		March 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$562.0	$562.0	$376.2	$376.2
Long-term debt:
Kronos Senior Notes	424.1	374.2	433.5	389.4
Valhi credit facility with Contran	121.4	121.4	114.2	114.2
LandWell bank note payable	12.9	12.9	12.9	12.9

At March 31, 2023, the estimated market price of Kronos’ Senior Notes was €918 per €1,000 principal amount. The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the term loan trades were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

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

We have three consolidated reportable operating segments:

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX is also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI owns real property in Henderson, Nevada and through its wholly-owned subsidiaries provides utility services to certain industrial and municipal customers. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada.

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs);
●	Changes in the availability of raw materials (such as ore);

●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks, certain regional and world events or economic conditions and public health crises such as COVID-19);
●	Competitive products and substitute products;
●	Customer and competitor strategies;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew, amend, refinance or establish credit facilities;
●	Increases in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;

●	Changes in real estate values and construction costs in Henderson, Nevada; and
●	Possible future litigation.

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

Operations Overview

Quarter Ended March 31, 2023 Compared to the Quarter Ended March 31, 2022 –

We reported a net loss attributable to Valhi stockholders of $4.9 million or $.17 per diluted share in the first quarter of 2023 compared to net income of $45.4 million or $1.59 per diluted share in the first quarter of 2022. As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2022 to 2023 primarily due to lower operating income from our Chemicals Segment in 2023 compared to 2022.

Our diluted net loss per share in the first quarter of 2023 includes a gain of $.03 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment.

Current Forecast for 2023 –

We currently expect consolidated operating income for 2023 to be lower as compared to 2022 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2023 as the favorable impact of higher expected average TiO2 selling prices is not expected to offset the negative impact of higher manufacturing costs and weak demand;
●	lower operating income from our Component Products Segment in 2023 as marine components sales are expected to normalize below 2022 record levels; and
●	higher operating income from our Real Estate Management and Development Segment in 2023 due to the aggregate $19.7 million of charges recognized in 2022 related to Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, bankruptcy and deconsolidation discussed below, which will not recur and higher expected infrastructure reimbursements.

Segment Operating Results – 2023 Compared to 2022 –

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

	Three months ended March 31,
	2022	2023	% Change

	(Dollars in millions)
Net sales	$562.9	$426.3	(24)%
Cost of sales	413.9	395.8	(4)
Gross margin	$149.0	$30.5	(80)
Operating income (loss)	$86.4	$(15.1)	(117)
Percent of net sales:
Cost of sales	74%	93%
Gross margin	26	7
Operating income (loss)	15	(4)
TiO2 operating statistics:
Sales volumes*	144	102	(29)%
Production volumes*	138	105	(24)%

Percent change in TiO2 net sales:
TiO2 product pricing			4%
TiO2 sales volumes			(29)
TiO2 product mix/other			3
Changes in currency exchange rates			(2)
Total			(24)%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022 and average TiO2 selling prices declined 4% during the first quarter of 2023. Despite this decline, our Chemicals Segment’s average TiO2 selling prices in the first quarter of 2023 were 4% higher than the average prices during the first quarter of 2022. Overall our Chemicals Segment’s sales volumes declined in the first three months of 2023 compared to the first three months of 2022 due to reduced demand in all major markets.

Our Chemicals Segment curtailed production in the third and fourth quarters of 2022 at certain of its European facilities due to decreased demand and increased production costs. During the first quarter of 2023 our Chemicals Segment continued operating its production facilities at reduced rates to align production with customer demand. As a result, our Chemicals Segment operated its production facilities at 76% of practical capacity utilization in the first three months of 2023 compared to full practical capacity utilization in the first three months of 2022.

Due to significant increases in production costs (primarily energy and feedstock), our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first quarter of 2023 was significantly higher as compared to the comparable period in 2022 (excluding the effect of changes in currency exchange rates).

Net Sales – Our Chemicals Segment’s net sales in the first quarter of 2023 decreased 24%, or $136.6 million, compared to the first quarter of 2022 primarily due to a 29% decrease in sales volumes (which decreased net sales by approximately $163 million) somewhat offset by a 4% increase in average TiO2 selling prices (which increased net sales by approximately $23 million). We estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $11 million in the first quarter of 2023 as compared to the first quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 29% in the first quarter of 2023 as compared to the first quarter of 2022 due to lower demand which impacted all major markets. The lower overall demand our Chemicals Segment began experiencing in the second half of 2022 has continued throughout the first quarter of 2023.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 93% in the first quarter of 2023 compared to 74% in the same period of 2022 primarily due to higher production costs of approximately $81 million (primarily raw material and energy costs) and $22 million of unabsorbed fixed production costs our Chemicals Segment recognized as a result of reducing production volumes at certain of its manufacturing facilities to align inventory levels to anticipated customer demand. Overall production volumes declined 24% over the first quarter of 2023.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 7% in the first quarter of 2023 compared to 26% in the first quarter of 2022.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to higher production costs, lower production and sales volumes and changes in currency exchange rates, somewhat offset by higher average TiO2 selling prices.

Operating Income (Loss) – Our Chemicals Segment had a net operating loss of $15.1 million in the first quarter of 2023 compared to operating income of $86.4 million in the first quarter of 2022 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $1.7 million in the first quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 12 to our Condensed Consolidated Financial Statements. We estimate changes in currency exchange rates decreased our Chemicals Segment’s operating loss by approximately $19 million in the first quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.3 million in each of the first three months of 2023 and 2022, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on the reported amounts of our Chemicals Segment’s sales and operating income (loss) for the periods indicated.

Impact of changes in currency exchange rates
Three months ended March 31, 2023 vs March 31, 2022
				Translation
				gains/(losses) -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(11)	$(11)
Operating income (loss)	(2)	5	7	12	19

The $11 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $19 million increase in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022, and by net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales were more than offset by the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2023 as compared to 2022.

Outlook – As previously reported, in the second half of 2022 our Chemicals Segment experienced weakening demand, particularly in Europe and export markets, along with rapidly rising costs for energy and certain key raw materials and, in response, our Chemicals Segment implemented production curtailments at certain of its European facilities throughout the fourth quarter of 2022 to manage inventory levels.

Although our Chemicals Segment began to see pockets of improving demand in the first quarter of 2023, overall, our Chemicals Segment continued to experience general economic weakness as customers operated at reduced production rates due to softer than expected sales and inventory right sizing. Our Chemicals Segment expects customer demand will gradually return throughout the year; however, based on current and expected near-term demand, it will continue to operate certain of its facilities at reduced production rates during the second quarter to manage inventory levels. Our Chemicals Segment’s selling prices have remained relatively stable during the first quarter of 2023, and it expects selling prices will rise throughout the remainder of 2023, improving margins as demand increases. Because of the sluggish demand recovery and higher production costs resulting from unfavorable fixed cost absorption at lowered production rates, our Chemicals Segment expects to report lower operating results for the full year of 2023 as compared to 2022.

Our Chemicals Segment will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly. Our Chemicals Segment believes the long-term outlook for its industry remains positive, and is taking steps in the near term which are intended to preserve its competitive position and future growth.

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

In the first quarter of 2023 our Component Products Segment’s operating income increased to $7.0 million compared to $6.3 million in the first quarter of 2022. The increase in our Component Products Segment’s operating income in the first quarter of 2023 compared to 2022 is due to higher marine components sales and gross margins which more than offset lower security products sales.

	Three months ended March 31,
	2022	2023	% Change

	(Dollars in millions)
Net sales:
Security products	$29.6	$27.4	(8)%
Marine components	12.5	13.8	11
Total net sales	42.1	41.2	(2)
Cost of sales	30.0	28.5	(5)
Gross margin	$12.1	$12.7	5
Operating income	$6.3	$7.0	12

Percent of net sales:
Cost of sales	71%	69%
Gross margin	29	31
Operating income	15	17

Net Sales – Our Component Products Segment’s net sales decreased $.9 million in the first quarter of 2023 compared to the same period in 2022 primarily due to lower security products sales to the government security and healthcare industry markets, partially offset by higher marine components sales predominantly to the industrial market. Relative to the first quarter of 2022 security products sales were $1.8 million lower to the government security market and $.5 million lower to the healthcare industry market. Relative to the first quarter of 2022, marine components sales were $1.2 million higher to the industrial market, $.3 million higher to distributors and $.3 million higher to dealers, partially offset by $.9 million lower sales to the towboat market.

Costs of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales decreased 2% in the first quarter of 2023 compared to the same period in 2022. As a result, gross margin as a percentage of net sales increased over the same period. Gross margin percentage increased in the first quarter of 2023 compared to the same period in 2022 primarily due to higher gross margin at the marine components reporting unit related to a more favorable product mix and, to a lesser extent, increased selling prices and surcharges and increased production efficiencies. The security products reporting unit gross margin as a percentage of net sales for the first quarter of 2023 was comparable to the first quarter of 2022.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income increased in the first quarter of 2023 compared to the same period of 2022 and was primarily impacted by the factors impacting sales, cost of sales and gross margin discussed above.

Outlook – The softening demand our Component Products Segment began seeing in the fourth quarter of 2022 at both reporting units continued during the first quarter of 2023. As a result, the marine components reporting unit largely worked through its backlog in the first quarter, primarily related to the towboat market, and the security products reporting unit continued to experience declining order rates. Entering into 2023, labor markets have become more favorable in each of the regions our Component Products Segment operates and raw material prices have generally stabilized. Our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal, although it continues to face shortages related to certain electronic components. Our Component Products Segment has adjusted production rates at its facilities to reflect the stability of its raw material supplies and near-term demand levels.

Over the remainder of the year, our Component Products Segment expects gross margins at the security products reporting unit will be challenged as higher cost inventory works its way through cost of sales and reduced demand may limit its ability to implement further price increases. Our Component Products Segment is in close contact with its key customers and believes reduced order rates will continue through the second quarter. As expected, marine components net sales were strong during the first quarter but it expects net sales overall will decline as compared to 2022 as marine market demand is challenged by higher interest rates and several original equipment boat manufacturers, including certain marine components’ customers, have publicly announced reduced production schedules in 2023 compared to 2022. Overall, our Component Products Segment expects marine components gross margins as a percentage of net sales for the full year of 2023 to be comparable to 2022 as the favorable impact of product mix in the first quarter of 2023 is not expected for the remainder of the year. Based on the softening demand and general economic conditions in North America, our Component Products Segment currently expects to report lower net sales and operating income at both reporting units during 2023 compared to 2022. Our Component Products Segment is focused on managing inventory levels to support anticipated lower demand in 2023. With raw materials and other components more readily available, our Component Products Segment believes it will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be global and domestic supply chain challenges and any future impacts on our Component Products Segment’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or our Component Products Segment’s customers’ or suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development  –

	Three months ended
	March 31,
	2022	2023

	(In millions)
Net sales:
Land sales	$22.2	$24.9
Utility and other	.3	.3
Water delivery sales	1.5	—
Total net sales	24.0	25.2
Cost of sales	14.4	14.3
Gross margin	$9.6	$10.9
Operating income	$8.0	$10.6

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

LandWell began marketing land for sale in the residential/planned community in December 2013 and at March 31, 2023 approximately 90 saleable acres remain. LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at March 31, 2023 approximately 20 saleable acres remain. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or in escrow, in most instances buyers can cancel the escrow agreement with no financial penalties until shortly before the closing date. Land sales may be completed but we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to five years to complete.

Net Sales and Operating Income – A substantial portion of the net sales from our Real Estate Management and Development Segment in the first quarters of 2022 and 2023 consisted of revenues from land sales. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods and substantially all of the land sales revenue we recognized in 2022 and 2023 was under this method of revenue recognition. Land sales revenues were higher in the first quarter of 2023 as compared to the same period in 2022 primarily due to an increase in development activity in 2023 compared to 2022. Cost of sales related to land sales revenues was $14.1 million in the first quarter of 2023 compared to $13.0 million in the first quarter of 2022.

In the first quarter of 2022, the remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to BWC’s bankruptcy filing on September 10, 2022 was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC. BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada. Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing. Operating income comparisons between the first quarters of 2023 and 2022 are affected by BWC’s water delivery sales and related cost of sales. See Note 2 to our Condensed Consolidated Financial Statements.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At March 31, 2023, substantially all of the land in the residential/planned community had been sold with approximately 90 saleable acres remaining. While we expect to sell the remaining acres over the next one to three years, due to the current economic conditions, we are unsure of the timing of any sales that may occur.  At March 31, 2023 we have deferred revenue of $107.8 million related to land sales closed in 2023 and prior years. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take three to five years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next three to five years. We expect these land development costs in 2023 to be consistent with 2022. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

As noted above, BWC filed for Chapter 11 bankruptcy protection on September 10, 2022.  BWC is operating under court protection, and a portion of BWC’s water delivery system is still operating with water provided by the regional water authority in order to continue to provide water to its industrial customers for an interim period. We recognized an aggregate $19.7 million of charges in 2022 related to BWC which will not recur. We cannot predict the timing or the outcome of the bankruptcy reorganization, and we may incur additional costs before the bankruptcy proceedings are concluded.

General Corporate and Other Items – 2023 Compared to 2022

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2022 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a loss of $1.1 million in the first quarter of 2023 compared to a gain of $.1 million in the same period of 2022 in our Condensed Consolidated Statements of Operations, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest income and other – Interest income and other increased $4.0 million in the first quarter of 2023 compared to the same period of 2022 primarily due to higher average interest rates and increased investment balances. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses in the first quarter of 2023 were comparable to the same period of 2022 as higher litigation and related costs were offset by lower environmental remediation and related costs and lower administrative costs.  Included in corporate expense are:

●	litigation fees and related costs at NL of $1.4 million in the first quarter of 2023 compared to $.6 million in the first quarter of 2022; and
●	environmental remediation and related costs of nil in the first quarter of 2023 compared to costs of $.3 million in the first quarter of 2022.

Overall, we currently expect that our general corporate expenses in 2023 will be higher than 2022 primarily due to higher expected litigation fees and related costs.

The level of our litigation fees and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 16 to our Condensed Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2023, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2023, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 16 to our Condensed Consolidated Financial Statements.

Interest Expense – Interest expense of $7.0 million in the first quarter of 2023 was comparable to $6.9 million in the first quarter of 2022.

We expect interest expense will be higher in 2023 as compared to 2022 primarily as lower average debt balances will be more than offset by higher average rates on variable-rate indebtedness.

Provision for Income Taxes – We recognized an income tax benefit of $6.1 million in the first quarter of 2023 compared to income tax expense of $19.9 million in the first quarter of 2022. The decrease in the first quarter of 2023 is primarily due to lower earnings in the first quarter and the jurisdictional mix of such earnings. During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2022, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $55.0 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $155.4 million. During the first three months of 2023, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $.7 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period. We recognized a similar deferred income tax benefit of $.3 million in the first three months of 2022. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries decreased in 2023 compared to 2022 primarily due to decreased operating income at Kronos. See Note 14 to our Condensed Consolidated Financial Statements.

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

Cash used in operating activities was $126.8 million in the first quarter of 2023 compared to cash used in operating activities of $22.8 million in the first quarter of 2022. This $104.0 million increase in cash used in operating activities in the first three months of 2023 includes:

●	a $35.8 million increase in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first quarter of 2023;
●	consolidated operating income of $2.5 million in the first quarter of 2023, a decrease of $98.2 million compared to operating income of $100.7 million in the first quarter of 2022; and
●	lower net cash paid for income taxes in 2023 of $8.6 million due to lower earnings and the relative timing of payments.

As noted in our discussion of our Real Estate Management and Development segment above, we sold the majority of the land in our residential/planned community prior to 2023, and in accordance with our development agreement with the City of Henderson and our contractual obligations with builders, we expect to complete our land development obligations over the next three to five years.  Because we have largely received cash proceeds from land sales, we expect LandWell to generate negative operating cash flows as it completes its required land development work.

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2022 to March 31, 2023 primarily due to relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2022 to March 31, 2023 primarily due to sales volumes aligning more closely with production volumes in the first quarter of 2023 compared to the fourth quarter of 2022 where Kronos’ production volumes exceeded its sales volumes.
●	CompX’s average DSO is consistent from December 31, 2022 to March 31, 2023.
●	CompX’s average DSI decreased from December 31, 2022 to March 31, 2023 due to sales growth at the marine components reporting unit in the first quarter of 2023 somewhat offset by sales decline at the security products reporting unit as well as lower inventory balances at both reporting units.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	March 31,	December 31,	March 31,
	2021	2022	2022	2023
Kronos:
Days sales outstanding	65 days	63 days	64 days	60 days
Days sales in inventory	59 days	54 days	103 days	76 days
CompX:
Days sales outstanding	42 days	38 days	41 days	41 days
Days sales in inventory	96 days	85 days	99 days	97 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(18.6)	$(109.8)
Valhi exclusive of subsidiaries	9.2	9.3
CompX	(2.2)	3.1
NL exclusive of subsidiaries	7.7	6.8
Tremont exclusive of subsidiaries	(.6)	(.6)
BMI	1.5	2.4
LandWell	3.5	(14.7)
Eliminations and other	(23.3)	(23.3)
Total	$(22.8)	$(126.8)

Investing Activities –

During the three months ended March 31, 2023:

●	we spent $16.7 million in capital expenditures including $16.4 million in our Chemicals Segment and $.3 million in our Component Products Segment; and
●	we had net purchases of $25.3 million of marketable securities.

Financing Activities –

During the three months ended March 31, 2023:

●	we repaid $7.2 million under the Contran credit facility;
●	we paid aggregate quarterly dividends to Valhi stockholders of $.08 per share ($2.3 million); and
●	Kronos acquired 159,796 shares of its common stock for an aggregate purchase price of $1.4 million;

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first three months of 2023 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2023, our consolidated indebtedness was comprised of:

●	Valhi’s $114.2 million outstanding on its $175 million credit facility with Contran which is due no earlier than December 31, 2024;
●	€400 million aggregate outstanding on the KII 3.75% Senior Secured Notes ($433.5 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
●	$12.9 million on LandWell’s bank loan due in April 2036; and
●	approximately $.9 million of other indebtedness.

Kronos had no outstanding borrowings at March 31, 2023 on its $225 million global revolving credit facility (“Global Revolver”) and the full $225 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2022 Annual Report. We were in compliance with all of our debt covenants at March 31, 2023 and we believe we will be able to maintain compliance with the financial covenants contained in our debt obligations through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2024) and long-term obligations (defined as the five-year period ending March 31, 2028). If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2023, we had $60.8 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. At March 31, 2023, the full $225 million was available for borrowing under Kronos’ Global Revolver and Kronos could borrow all available amounts without violating its existing debt covenants. See Note 7 to our Condensed Consolidated Financial Statements.

At March 31, 2023, we had an aggregate of $478.8 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $81.4 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$184.2	$81.4
CompX	61.0	—
NL exclusive of its subsidiaries	111.6	—
BMI	11.2	—
Tremont exclusive of its subsidiaries	9.6	—
LandWell	101.0	—
Valhi exclusive of its subsidiaries	.2	—
Total cash and cash equivalents, restricted cash and marketable securities	$478.8	$81.4

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2023 will be approximately $46 million as follows:

●	$43 million by our Chemicals Segment; and
●	$3 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $63 million on land development costs during 2023.

Capital spending for 2023 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures for the remainder of 2023 at Kronos and CompX will primarily be to maintain and improve our existing facilities.

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

At March 31, 2023, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. At March 31, 2023, approximately 1.2 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2023, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in each quarter of 2022 for which we received $44.1 million.  In February 2023 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2023 based on the 58.0 million shares we held of Kronos common stock at March 31, 2023, during 2023 we would receive aggregate regular dividends from Kronos of $44.1 million. NL paid a quarterly dividend of $.07 per share in 2022 for which we received $11.3 million. In February 2023 the NL board of directors approved a quarterly dividend of $.07 per share. If NL were to pay its $.07 per share dividend in each quarter of 2023 based on the 40.4 million shares we hold of NL common stock at March 31, 2023, during 2023 we would receive aggregate quarterly dividends from NL of $11.3 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $16.6 million in 2022 and $1.3 million in April 2023. We do not know if we will receive additional dividends from BMI and LandWell during 2023. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at March 31, 2023.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $25 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2024. We had no borrowings from Kronos under this facility during the first three months of 2023, and there was no outstanding balance at March 31, 2023. We could borrow the full $25.0 million under our current intercompany facility with Kronos at March 31, 2023. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2024. We had gross borrowings of $6.8 million and gross repayments of $7.8 million during the first three months of 2023, and $12.2 million was outstanding at March 31, 2023. We could borrow $12.8 million under our current intercompany facility with CompX at March 31, 2023. CompX’s obligation to loan us money under this note is at CompX’s discretion.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2022 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2022 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

Not applicable

Critical Accounting Policies

There have been no changes in the first three months of 2023 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2022 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2022 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
●	Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Refer to Note 16 to our Condensed Consolidated Financial Statements and our 2022 Annual Report for descriptions of certain legal proceedings.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

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

VALHI, INC.
(Registrant)

Date:	May 4, 2023	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	May 4, 2023	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)