Form 10-Q
period 2023-06-30
VALHI INC /DE/
filed 2023-08-03
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on July 28, 2023:  28,288,493

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$478.5	$297.5
Restricted cash equivalents	46.3	43.9
Marketable securities	75.1	99.0
Accounts and other receivables, net	281.9	333.5
Inventories, net	640.8	575.3
Prepaid expenses and other	66.9	52.1
Total current assets	1,589.5	1,401.3

Other assets:
Marketable securities	1.2	3.3
Investment in TiO2 manufacturing joint venture	112.9	121.2
Goodwill	379.7	379.7
Deferred income taxes	40.5	56.2
Other assets	188.1	162.7
Total other assets	722.4	723.1

Property and equipment:
Land	42.5	42.5
Buildings	249.2	255.7
Equipment	1,106.5	1,121.4
Mining properties	78.6	74.8
Construction in progress	77.2	85.9
	1,554.0	1,580.3
Less accumulated depreciation and amortization	1,030.2	1,054.1
Net property and equipment	523.8	526.2
Total assets	$2,835.7	$2,650.6

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	June 30,
	2022	2023
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$1.8	$1.4
Accounts payable and accrued liabilities	477.7	385.5
Income taxes	13.3	6.9
Total current liabilities	492.8	393.8

Noncurrent liabilities:
Long-term debt	557.7	549.8
Deferred income taxes	63.5	54.1
Payable to affiliate - income taxes	33.4	18.5
Accrued pension costs	131.6	129.6
Accrued environmental remediation and related costs	93.5	93.4
Other liabilities	156.4	135.0
Total noncurrent liabilities	1,036.1	980.4

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.5	669.5
Retained earnings	482.3	467.8
Accumulated other comprehensive loss	(143.9)	(147.2)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	958.6	940.8
Noncontrolling interest in subsidiaries	348.2	335.6
Total equity	1,306.8	1,276.4
Total liabilities and equity	$2,835.7	$2,650.6

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(unaudited)
Revenues and other income:
Net sales	$634.6	$507.1	$1,263.6	$999.8
Other income, net	15.0	10.5	15.0	23.6
Total revenues and other income	649.6	517.6	1,278.6	1,023.4
Cost and expenses:
Cost of sales	487.9	441.6	946.2	880.2
Selling, general and administrative	79.0	68.4	156.2	137.2
Fixed asset impairment	16.0	—	16.0	—
Other components of net periodic pension and OPEB expense	3.3	7.5	6.6	8.7
Interest	7.0	7.2	13.9	14.2
Total costs and expenses	593.2	524.7	1,138.9	1,040.3
Income (loss) before income taxes	56.4	(7.1)	139.7	(16.9)
Income tax expense (benefit)	14.0	(4.9)	33.9	(11.0)
Net income (loss)	42.4	(2.2)	105.8	(5.9)
Noncontrolling interest in net income of subsidiaries	14.4	2.9	32.4	4.1
Net income (loss) attributable to Valhi stockholders	$28.0	$(5.1)	$73.4	$(10.0)

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$.98	$(.18)	$2.57	$(.35)

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(unaudited)
Net income (loss)	$42.4	$(2.2)	$105.8	$(5.9)
Other comprehensive income (loss), net of tax:
Currency translation	(32.6)	(4.9)	(26.8)	(11.0)
Defined benefit pension plans	2.3	5.6	4.7	6.3
Other	(.1)	(.2)	(.3)	(.4)
Total other comprehensive income (loss), net	(30.4)	.5	(22.4)	(5.1)
Comprehensive income (loss)	12.0	(1.7)	83.4	(11.0)
Comprehensive income attributable to noncontrolling interest	6.4	2.6	26.5	2.3
Comprehensive income (loss) attributable to Valhi stockholders	$5.6	$(4.3)	$56.9	$(13.3)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2022 and 2023 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total
Balance at March 31, 2022	$—	$.3	$670.4	$444.3	$(185.4)	$(49.6)	$341.0	$1,221.0
Net income	—	—	—	28.0	—	—	14.4	42.4
Other comprehensive loss, net	—	—	—	—	(22.4)	—	(8.0)	(30.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(11.5)	(11.5)
Cash dividends - $.08 per share	—	—	—	(2.3)	—	—	—	(2.3)
Equity transactions with noncontrolling interest, net and other	—	—	(.6)	—	—	—	(.7)	(1.3)

Balance at June 30, 2022	$—	$.3	$669.8	$470.0	$(207.8)	$(49.6)	$335.2	$1,217.9

Balance at March 31, 2023	$—	$.3	$668.6	$475.1	$(148.0)	$(49.6)	$342.4	$1,288.8
Net income (loss)	—	—	—	(5.1)	—	—	2.9	(2.2)
Other comprehensive income (loss), net	—	—	—	—	.8	—	(.3)	.5
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(7.5)	(7.5)
Cash dividends - $.08 per share	—	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	—	.9	—	—	—	(1.9)	(1.0)

Balance at June 30, 2023	$—	$.3	$669.5	$467.8	$(147.2)	$(49.6)	$335.6	$1,276.4

	Six months ended June 30, 2022 and 2023 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2021	$—	$.3	$669.0	$401.1	$(191.3)	$(49.6)	$328.9	$1,158.4
Net income	—	—	—	73.4	—	—	32.4	105.8
Other comprehensive loss, net	—	—	—	—	(16.5)	—	(5.9)	(22.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(16.7)	(16.7)
Cash dividends - $.16 per share	—	—	—	(4.5)	—	—	—	(4.5)
Equity transactions with noncontrolling interest, net and other	—	—	.8	—	—	—	(3.5)	(2.7)

Balance at June 30, 2022	$—	$.3	$669.8	$470.0	$(207.8)	$(49.6)	$335.2	$1,217.9

Balance at December 31, 2022	$—	$.3	$669.5	$482.3	$(143.9)	$(49.6)	$348.2	$1,306.8
Net income (loss)	—	—	—	(10.0)	—	—	4.1	(5.9)
Other comprehensive loss, net	—	—	—	—	(3.3)	—	(1.8)	(5.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(12.7)	(12.7)
Cash dividends - $.16 per share	—	—	—	(4.5)	—	—	—	(4.5)
Equity transactions with noncontrolling interest, net and other	—	—	—	—	—	—	(2.2)	(2.2)

Balance at June 30, 2023	$—	$.3	$669.5	$467.8	$(147.2)	$(49.6)	$335.6	$1,276.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$105.8	$(5.9)
Depreciation and amortization	29.9	27.3
Gain from sale of land	—	(1.5)
Loss on pension plan termination	—	6.2
Benefit plan expense greater (less) than cash funding	4.0	(4.2)
Deferred income taxes	3.0	(23.6)
Contributions to TiO2 manufacturing joint venture, net	(4.1)	(8.3)
Fixed asset impairment	16.0	—
Other, net	2.3	4.3
Change in assets and liabilities:
Accounts and other receivables, net	(60.5)	(58.1)
Inventories, net	(38.0)	68.6
Land held for development, net	5.8	(8.6)
Accounts payable and accrued liabilities	(34.6)	(84.0)
Income taxes	1.4	.5
Accounts with affiliates	11.7	(15.2)
Other, net	(14.9)	7.4
Net cash provided by (used in) operating activities	27.8	(95.1)
Cash flows from investing activities:
Capital expenditures	(33.2)	(34.4)
Proceeds from land sales	—	1.8
Purchases of marketable securities	(2.2)	(51.5)
Proceeds from disposal of marketable securities	1.9	27.4
Other, net	.1	—
Net cash used in investing activities	(33.4)	(56.7)
Cash flows from financing activities:
Principal payments on indebtedness	(21.4)	(16.6)
Valhi cash dividends paid	(4.5)	(4.5)
Distributions to noncontrolling interest in subsidiaries	(16.7)	(12.7)
Subsidiary treasury stock acquired	(2.8)	(2.9)
Net cash used in financing activities	(45.4)	(36.7)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(51.0)	(188.5)
Effect of exchange rates on cash	(8.7)	(.9)
Balance at beginning of period	792.9	562.0
Balance at end of period	$733.2	$372.6
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$13.0	$13.3
Income taxes, net	29.9	22.7
Noncash investing activities:
Change in accruals for capital expenditures	2.6	2.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at June 30, 2023. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 9, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

During the preparation of our second quarter 2023 interim financial statements, we identified a prior period misclassification related to the presentation of the gross value of the classes of property and equipment and accumulated depreciation and amortization. This misclassification had no impact to net property and equipment; however, total gross property and equipment increased $19.1 million (a decrease of $5.3 million and $45.8 million in land and equipment, respectively, and an increase of $5.1 million and $65.1 million in buildings and mining properties, respectively) and accumulated depreciation and amortization increased by the same amount.  Property and equipment presented on the December 31, 2022 Condensed Consolidated Balance Sheet has been revised to reflect these changes. We have evaluated the misclassifications and determined the related changes are not material to any previously issued annual or interim financial statements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	June 30, 2023
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Net sales:
Chemicals	$565.3	$443.2	$1,128.2	$869.5
Component products	41.6	36.6	83.7	77.8
Real estate management and development	27.7	27.3	51.7	52.5
Total net sales	$634.6	$507.1	$1,263.6	$999.8
Cost of sales:
Chemicals	$445.1	$399.4	$859.0	$795.2
Component products	28.0	26.3	58.0	54.8
Real estate management and development	14.8	15.9	29.2	30.2
Total cost of sales	$487.9	$441.6	$946.2	$880.2
Gross margin:
Chemicals	$120.2	$43.8	$269.2	$74.3
Component products	13.6	10.3	25.7	23.0
Real estate management and development	12.9	11.4	22.5	22.3
Total gross margin	$146.7	$65.5	$317.4	$119.6
Operating income (loss):
Chemicals	$69.2	$(2.6)	$155.6	$(17.7)
Component products	7.7	4.4	14.0	11.4
Real estate management and development	(5.0)	10.2	3.0	20.8
Total operating income	71.9	12.0	172.6	14.5
General corporate items:
Interest income and other	1.4	4.7	2.3	9.6
Gain on land sales	—	1.5	—	1.5
Other components of net periodic pension and OPEB expense	(3.3)	(7.5)	(6.6)	(8.7)
Changes in market value of Valhi common stock held by subsidiaries	3.9	(1.1)	4.0	(2.2)
General expenses, net	(10.5)	(9.5)	(18.7)	(17.4)
Interest expense	(7.0)	(7.2)	(13.9)	(14.2)
Income (loss) before income taxes	$56.4	$(7.1)	$139.7	$(16.9)

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Included in the determination of Chemicals operating loss is a business interruption insurance settlement gain of $.5 million and $2.2 million recognized in the second quarter and first six months of 2023, respectively (see Note 12). The fixed asset impairment of $16.0 million recognized during the second quarter of 2022 discussed below is included in the determination of the Real Estate Management and Development operating income.

BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to the bankruptcy filing on September 10, 2022 of Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC.  BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter of 2022, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under ASC 360, Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment.  Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.0 million impairment charge recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada.  Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing.

Note 3 – Accounts and other receivables, net:

	December 31,	June 30,
	2022	2023

	(In millions)
Trade accounts receivable:
Kronos	$220.3	$286.0
CompX	17.9	15.1
BMI/LandWell	2.3	2.0
VAT and other receivables	35.4	32.0
Refundable income taxes	8.0	2.7
Receivables from affiliates:
Contran trade items	.2	.2
Other	2.7	.6
Allowance for doubtful accounts	(4.9)	(5.1)
Total	$281.9	$333.5

Note 4 – Inventories, net:

	December 31,	June 30,
	2022	2023

	(In millions)
Raw materials:
Chemicals	$145.3	$157.9
Component products	6.2	6.5
Total raw materials	151.5	164.4
Work in process:
Chemicals	32.0	34.4
Component products	20.0	22.1
Total in-process products	52.0	56.5
Finished products:
Chemicals	350.7	263.0
Component products	5.1	5.2
Total finished products	355.8	268.2
Supplies (chemicals)	81.5	86.2
Total	$640.8	$575.3

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2022:
Current assets	$75.1	$75.7	$(.6)

Noncurrent assets	$1.2	$1.2	$—

June 30, 2023:
Current assets	$99.0	$99.4	$(.4)

Noncurrent assets	$3.3	$3.5	$(.2)

Our marketable securities consist of investments in marketable equity and debt securities. We classify all of our marketable securities as available-for-sale. Our marketable equity securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, with any unrealized gains or losses on the securities recognized in other income, net on our Condensed Consolidated Statements of Operations. Our current marketable securities are primarily debt securities invested in U.S. government treasuries. The fair value of our marketable debt securities is generally determined using Level 2 inputs because although these securities are traded in many cases, the market is not active and the quarter-end valuation is generally based on the last trade of the quarter, which may be several days prior to quarter end. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes.

Note 6 – Other assets:

	December 31,	June 30,
	2022	2023

	(In millions)
Other noncurrent assets:
Restricted cash and cash equivalents	$37.2	$31.2
Note receivables - OPA	49.3	47.4
Operating lease right-of-use assets	21.5	21.6
Land held for development	29.7	18.9
IBNR receivables	16.8	14.2
Pension asset	9.3	8.8
Other	24.3	20.6
Total	$188.1	$162.7

Note receivables - OPA – As disclosed in Note 7 to our 2022 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. Once the tax increment reimbursement is approved, the amount is recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson. No additional tax increment amounts were approved during the first six months of 2022 and 2023.

Note 7 – Long-term debt:

	December 31,	June 30,
	2022	2023

	(In millions)
Valhi:
Contran credit facility	$121.4	$105.6
Subsidiary debt:
Kronos:
Senior Notes	424.1	432.4
LandWell:
Note payable to Western Alliance Business Trust	12.9	12.5
Other	1.1	.7
Total subsidiary debt	438.1	445.6
Total debt	559.5	551.2
Less current maturities	1.8	1.4
Total long-term debt	$557.7	$549.8

Valhi – Contran credit facility – During the first six months of 2023, we had no borrowings and repaid $15.8 million under this facility. The average interest rate on the credit facility for the six months ended June 30, 2023 was 8.92%. At June 30, 2023, the interest rate was 9.25% and $69.4 million was available for borrowing under this facility.

Kronos – Senior Notes – At June 30, 2023, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $2.0 million.

Revolving credit facility – During the first six months of 2023, Kronos had no borrowings or repayments under its $225 million global revolving credit facility and at June 30, 2023, the full $225 million was available for borrowing.

Other – We are in compliance with all of our debt covenants at June 30, 2023.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2022	2023

	(In millions)
Accounts payable:
Kronos	$177.2	$134.7
CompX	3.5	5.2
BMI/LandWell	18.7	5.8
Total	199.4	145.7
Payables to affiliates:
LPC	17.1	19.0
Contran - income taxes	5.8	10.1
Deferred income	110.7	83.4
Employee benefits	34.4	31.8
Accrued sales discounts and rebates	25.6	13.1
Accrued litigation settlement	11.8	11.9
Operating lease liabilities	3.8	4.1
Environmental remediation and related costs	3.8	2.9
Interest	4.9	5.0
Other	60.4	58.5
Total	$477.7	$385.5

The accrued litigation settlement is discussed in Note 16.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2022	2023

	(In millions)
Accrued development costs	$48.1	$38.7
Accrued litigation settlement	27.4	27.7
Operating lease liabilities	17.4	17.1
Deferred income	25.9	16.0
Insurance claims and expenses	18.7	16.0
Other postretirement benefits	7.1	7.2
Employee benefits	4.8	4.9
Reserve for uncertain tax positions	.3	.3
Other	6.7	7.1
Total	$156.4	$135.0

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Net sales - point of origin:
United States	$323.7	$233.4	$650.1	$489.2
Germany	272.0	193.6	548.5	379.6
Canada	111.6	83.9	208.0	174.8
Belgium	87.5	45.5	180.3	114.3
Norway	68.0	75.3	146.4	147.2
Eliminations	(297.5)	(188.5)	(605.1)	(435.6)
Total	$565.3	$443.2	$1,128.2	$869.5

Net sales - point of destination:
Europe	$264.6	$199.0	$534.1	$400.1
North America	196.0	153.0	375.9	301.6
Other	104.7	91.2	218.2	167.8
Total	$565.3	$443.2	$1,128.2	$869.5

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Component Products:
Net sales:
Security products	$28.8	$25.6	$58.4	$53.0
Marine components	12.8	11.0	25.3	24.8
Total	$41.6	$36.6	$83.7	$77.8

Real Estate Management and Development:
Net sales:
Land sales	$25.9	$27.0	$48.1	$51.9
Utility and other	.4	.3	.7	.6
Water delivery	1.4	—	2.9	—
Total	$27.7	$27.3	$51.7	$52.5

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Service cost	$2.9	$1.5	$5.9	$3.1
Interest cost	3.0	5.5	6.2	11.1
Expected return on plan assets	(3.4)	(5.2)	(6.9)	(10.4)
Recognized net actuarial losses	3.7	1.0	7.5	1.9
Settlements	—	6.2	—	6.2
Total	$6.2	$9.0	$12.7	$11.9

We previously maintained a defined benefit pension plan in the United Kingdom (U.K.) related to a former disposed U.K. business unit. In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in”, with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies replaced the bulk annuity policy in a “buy-out” which was completed as of May 1, 2023. The buy-out was completed with existing plan funds. At the completion of the buy-out, the assets and liabilities of the U.K. pension plan were removed from our Consolidated Financial Statements and a non-cash pension plan termination loss of $6.2 million was recognized in the second quarter of 2023.

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2023.

Note 12 – Other income, net:

	Six months ended
	June 30,
	2022	2023

	(In millions)
Interest income and other:
Interest and dividends	$2.8	$9.4
Securities transactions, net	(.5)	.2
Total	2.3	9.6
Gain on land sales	—	1.5
Currency transactions, net	10.4	8.5
Insurance recoveries	—	2.2
Infrastructure reimbursement	.8	—
Other, net	1.5	1.8
Total	$15.0	$23.6

Land sales – In the second quarter of 2023, we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million.

Insurance recoveries – On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of Kronos’ losses from property damage and its share of LPC’s lost production and other costs resulting from the disruption of operations were covered by insurance. Kronos recognized a gain of $2.2 million related to its business interruption claim in the first six months of 2023.

Infrastructure reimbursement  – LandWell has an agreement with the energy utility providing electric power to the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell.  During the second quarter of 2022, LandWell received $.8 million in reimbursement for past costs incurred.

Note 13 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 21%	$11.8	$(1.4)	$29.3	$(3.5)
Non-U.S. tax rates	1.2	(2.4)	3.3	(2.4)
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(.4)	(5.5)	(1.3)	(5.1)
Valuation allowance	(.4)	1.9	.2	1.0
Global intangible low-tax income, net	.7	1.6	1.4	.1
Adjustment to the reserve for uncertain tax positions, net	.3	.7	(.4)	(.7)
Adjustment of prior year taxes, net	—	—	—	(.4)
Nondeductible expenses	.2	1.0	.6	.5
U.S. state income taxes and other, net	.6	(.8)	.8	(.5)
Income tax expense (benefit)	$14.0	$(4.9)	$33.9	$(11.0)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$14.0	$(4.9)	$33.9	$(11.0)
Other comprehensive income (loss):
Currency translation	(4.1)	(.6)	(3.4)	(1.4)
Pension plans	1.4	.8	2.8	1.1
Other	—	(.1)	.2	(.3)
Total	$11.3	$(4.8)	$33.5	$(11.6)

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

During the first six months of 2023, we recognized a non-cash deferred income tax benefit of $1.0 million relating to a decrease in our unrecognized tax benefits due to the expiration of certain statutes of limitations.  We recognized a similar non-cash deferred income tax benefit of $1.1 million in the first six months of 2022, also due to the expiration of certain statutes of limitations.

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

Note 14 – Noncontrolling interest in subsidiaries:

	December 31,	June 30,
	2022	2023

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$239.3	$222.0
NL Industries	79.0	76.6
CompX International	20.6	21.1
BMI	6.9	10.3
LandWell	2.4	5.6
Total	$348.2	$335.6

	Six months ended June 30,
	2022	2023

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$19.8	$(4.5)
NL Industries	8.3	(1.7)
CompX International	1.5	1.3
BMI	(1.9)	3.5
LandWell	4.7	5.5
Total	$32.4	$4.1

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of period	$1.7	$1.6	$1.7	$1.6
Other comprehensive income:
Unrealized loss arising during the period	—	(.1)	—	(.1)
Balance at end of period	$1.7	$1.5	$1.7	$1.5
Currency translation:
Balance at beginning of period	$(68.0)	$(96.0)	$(72.2)	$(91.5)
Other comprehensive loss arising during the period	(24.1)	(3.6)	(19.9)	(8.1)
Balance at end of period	$(92.1)	$(99.6)	$(92.1)	$(99.6)
Defined benefit pension plans:
Balance at beginning of period	$(119.1)	$(54.4)	$(120.9)	$(55.0)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	1.8	.6	3.6	1.2
Plan settlement	—	4.0	—	4.0
Balance at end of period	$(117.3)	$(49.8)	$(117.3)	$(49.8)
OPEB plans:
Balance at beginning of period	$—	$.8	$.1	$1.0
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.2)	(.3)
Balance at end of period	$(.1)	$.7	$(.1)	$.7
Total accumulated other comprehensive loss:
Balance at beginning of period	$(185.4)	$(148.0)	$(191.3)	$(143.9)
Other comprehensive income (loss)	(22.4)	.8	(16.5)	(3.3)
Balance at end of period	$(207.8)	$(147.2)	$(207.8)	$(147.2)

Other – During the first six months of 2022, Kronos acquired 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million. During the first six months of 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At June 30, 2023, approximately 1.0 million shares were available for repurchase under Kronos’ stock repurchase program.

During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were approved in advance by CompX’s independent directors. At June 30, 2023, .5 million shares were available for purchase under CompX’s prior repurchase authorizations.

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

The table below presents a summary of the activity in our accrued environmental costs during the first six months of 2023.

Amount
(In millions)

Balance at the beginning of the period	$97.3
Additions charged to expense, net	.5
Payments, net	(1.5)
Balance at the end of the period	$96.3
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$2.9
Noncurrent liabilities	93.4
Total	$96.3

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2023, NL had accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2023, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at June 30, 2023 for other environmental cleanup matters which represents our best estimate of the liability.

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

Note 17 – Fair value measurements and financial instruments:

See Note 5 for amounts related to our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		June 30, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$562.0	$562.0	$372.6	$372.6
Long-term debt:
Kronos Senior Notes	424.1	374.2	432.4	397.3
Valhi credit facility with Contran	121.4	121.4	105.6	105.6
LandWell bank note payable	12.9	12.9	12.5	12.5

At June 30, 2023, the estimated market price of Kronos’ Senior Notes was €915 per €1,000 principal amount. The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the Senior Notes trade were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

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

Operations Overview

Quarter Ended June 30, 2023 Compared to the Quarter Ended June 30, 2022 –

We reported a net loss attributable to Valhi stockholders of $5.1 million or $.18 per diluted share in the second quarter of 2023 compared to net income of $28.0 million or $.98 per diluted share in the second quarter of 2022. As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2022 to 2023 primarily due to the net effects of:

●	lower operating income from our Chemicals and Component Products Segments in 2023 compared to 2022;
●	a charge of $16.0 million related to the impairment of our Real Estate Management and Development Segment’s water delivery system fixed assets in 2022;
●	a non-cash loss on the termination of our United Kingdom (U.K.) pension plan of $6.2 million in 2023; and
●	the recognition of a gain on the sale of land not used in our operations of $1.5 million in 2023.

Our diluted net loss per share in the second quarter of 2023 includes:

●	a loss of $.13 per share due to the termination of our U.K. pension plan; and
●	a gain of $.04 per share related to the sale of land not used in our operations.

Our diluted net income per share in the second quarter of 2022 includes:

●	a charge of $.28 per share related to the fixed asset impairment of our water delivery system; and
●	income of $.02 per share related to infrastructure reimbursement.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 –

We reported a net loss attributable to Valhi stockholders of $10.0 million or $.35 per diluted share in the first six months of 2023 compared to net income of $73.4 million or $2.57 per diluted share in the first six months of 2022. As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2022 to 2023 primarily due to the net effects of:

●	lower operating income from our Chemicals and Component Products Segments in 2023 compared to 2022:
●	a charge of $16.0 million related to the impairment of our Real Estate Management and Development Segment’s water delivery system fixed assets in 2022;
●	a non-cash loss on the termination of our U.K. pension plan of $6.2 million in 2023;
●	a gain of $2.2 million in 2023 related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment; and
●	the recognition of a gain on the sale of land not used in our operations of $1.5 million in 2023.

Our diluted net loss per share in 2023 includes:

●	a loss of $.13 per share due to the termination of our U.K. pension plan;

●	a gain of $.04 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment; and
●	a gain of $.04 per share related to the sale of land not used in our operations.

Our diluted net income per share in the first six months of 2022 includes:

●	a charge of $.28 per share related to the fixed asset impairment of our water delivery system; and
●	income of $.02 per share related to infrastructure reimbursement.

Current Forecast for 2023 –

We currently expect consolidated operating income for 2023 to be lower as compared to 2022 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2023 primarily due to the negative impacts of higher manufacturing costs and weak demand;
●	lower operating income from our Component Products Segment in 2023 as marine components sales are expected to normalize below 2022 record levels; and
●	higher operating income from our Real Estate Management and Development Segment in 2023 due to the aggregate $19.7 million of charges recognized in 2022 related to Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, bankruptcy and deconsolidation discussed below, which will not recur and higher expected infrastructure reimbursements.

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

	Three months ended June 30,			Six months ended June 30,
	2022	2023	% Change	2022	2023	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales	$565.3	$443.2	(22)%	$1,128.2	$869.5	(23)%
Cost of sales	445.1	399.4	(10)	859.0	795.2	(7)
Gross margin	$120.2	$43.8	(64)	$269.2	$74.3	(72)
Operating income (loss)	$69.2	$(2.6)	(104)	$155.6	$(17.7)	(111)
Percent of net sales:
Cost of sales	79%	90%		76%	91%
Gross margin	21	10		24	9
Operating income (loss)	12	(1)		14	(2)
TiO2 operating statistics:
Sales volumes*	142	104	(26)%	286	206	(28)%
Production volumes*	132	89	(33)%	270	194	(28)%

Percent change in TiO2 net sales:
TiO2 sales volumes			(26)%			(28)%
TiO2 product pricing			(2)			1
TiO2 product mix/other			6			5
Changes in currency exchange rates			—			(1)
Total			(22)%			(23)%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022 but its average TiO2 selling prices declined 5% during the first six months of 2023. Despite this decline, our Chemicals Segment’s average TiO2 selling prices in the first six months of 2023 were 1% higher than the average prices during the first six months of 2022. Overall our Chemicals Segment’s sales volumes declined in the first six months of 2023 compared to the first six months of 2022 due to reduced demand in all major markets.

Our Chemicals Segment curtailed production in the third and fourth quarters of 2022 at certain of its European facilities due to decreased demand and increased production costs. Thus far during 2023 our Chemicals Segment has continued operating its production facilities at reduced rates to align production with customer demand. As a result, our Chemicals Segment operated its production facilities at 70% of practical capacity utilization in the first six months of 2023 compared to 98% of practical capacity utilization in the first six months of 2022.

The following table shows our Chemicals Segment’s capacity utilization rates during 2022 and 2023.

1
	Production Capacity Utilization Rates
	2022	2023
First quarter	100%	76%
Second quarter	95%	64%

Due to significant increases in production costs (primarily energy, feedstock and unabsorbed fixed costs due to reduced operating rates), our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the second quarter and first half of 2023 was significantly higher as compared to the comparable periods in 2022 (excluding the effect of changes in currency exchange rates).

Net Sales – Our Chemicals Segment’s net sales in the second quarter of 2023 decreased 22%, or $122.1 million, compared to the second quarter of 2022 primarily due to a 26% decrease in sales volumes (which decreased net sales by approximately $147 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $11 million). Our Chemicals Segment’s changes in product mix positively contributed to net sales, primarily due to modest growth in its complementary businesses which somewhat offset declines in TiO2 sales volumes. Changes in currency exchange rates had a nominal effect on net sales in the second quarter of 2023 as compared to the second quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 26% in the second quarter of 2023 as compared to the second quarter of 2022 due to lower overall demand across all major markets. The lower overall demand our Chemicals Segment began experiencing in the second half of 2022 has continued during the second quarter of 2023.

Our Chemicals Segment’s net sales in the first six months of 2023 decreased 23%, or $258.7 million, compared to the first six months of 2022 primarily due to the net effects of a 28% decrease in sales volumes (which decreased net sales by approximately $316 million) and a 1% increase in average TiO2 selling prices (which increased net sales by approximately $11 million). Our Chemicals Segment’s changes in product mix positively contributed to net sales, primarily due to modest growth in its complementary businesses which somewhat offset declines in TiO2 sales volumes. In addition to the impact of sales volumes, we estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $12 million in the first six months of 2023 as compared to the first six months of 2022.

Our Chemicals Segment’s sales volumes decreased 28% in the first six months of 2023 as compared to the first six months of 2022 due to lower overall demand across all major markets. The lower overall demand our Chemicals Segment began experiencing in the second half of 2022 has continued during the first six months of 2023.

Cost of Sales and Gross Margin –  Our Chemicals Segment’s cost of sales decreased $45.7 million, or 10%, in the second quarter of 2023 compared to the second quarter of 2022 due to the net effects of a 26% decrease in sales volumes, a 33% decrease in production volumes, higher production costs of approximately $18 million (primarily raw materials and energy) and $22 million of unabsorbed fixed production costs our Chemicals Segment recognized as a result of reduced production volumes at certain of its manufacturing facilities to align inventory levels to anticipated customer demand. Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 90% in the second quarter of 2023 compared to 79% in the same period of 2022 primarily due to the unfavorable effects of higher production costs (primarily raw material, energy and unabsorbed fixed production costs due to lower production volumes).

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 10% in the second quarter of 2023 compared to 21% in the second quarter of 2022.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to higher production costs, lower production and sales volumes and lower average TiO2 selling prices.

Our Chemicals Segment’s cost of sales decreased $63.8 million, or 7%, in the first six months of 2023 compared to the first six months of 2022 due to the net effects of a 28% decrease in sales volumes, a 28% decrease in production volumes, higher production costs of approximately $100 million (primarily raw materials and energy) and $54 million of unabsorbed fixed production costs our Chemicals Segment recognized as a result of reduced production volumes at certain of its manufacturing facilities to align inventory levels to anticipated customer demand. Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 91% in the first six months of 2023 compared to 76% in the same period of 2022 primarily due to the unfavorable effects of higher production costs (primarily raw material, energy and unabsorbed fixed production costs due to lower production volumes).

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 9% in the first six months of 2023 compared to 24% in the first six months of 2022.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to the significant decrease in sales volumes in 2023.

Operating Income (Loss) – Our Chemicals Segment had a net operating loss of $2.6 million in the second quarter of 2023 compared to operating income of $69.2 million in the second quarter of 2022 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $.5 million in the second quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. We estimate changes in currency exchange rates decreased our Chemicals Segment’s operating loss by approximately $2 million in the second quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Our Chemicals Segment’s operating loss was $17.7 million in the first six months of 2023 compared to operating income of $155.6 million in the first six months of 2022 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $2.2 million in the first six months of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 12 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates decreased our Chemicals Segment’s operating loss by approximately $21million in the first six months of 2023 as compared to the same period in 2022.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.7 million in each of the first six months of 2023 and 2022, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended June 30, 2023 vs June 30, 2022
				Translation
				gains/(losses) -	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(1)	$(1)
Operating income (loss)	12	3	(9)	11	2

The $1 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $2 million decrease in our Chemicals Segment’s operating loss was comprised of the following:

●	Lower net currency transaction gains of approximately $9 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and

●	Approximately $11 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022.

Impact of changes in currency exchange rates
Six months ended June 30, 2023 vs June 30, 2022
				Translation
				gains/(losses) -	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(12)	$(12)
Operating income (loss)	10	8	(2)	23	21

The $12 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $21 million decrease in our Chemicals Segment’s operating loss was comprised of the following:

●	Lower net currency transaction gains of approximately $2 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $23 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the strengthening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Outlook – As noted above, customer demand in all major markets remained sluggish throughout the second quarter of 2023 as many of our Chemicals Segment’s customers continue to be cautious in placing orders due to uncertain economic conditions exacerbated by ongoing downstream destocking. Our Chemicals Segment is taking necessary actions to align its production and inventories to forecasted demand levels and to reduce costs in line with the lower production rates. These steps, along with the depletion of high-cost inventory created earlier in the cycle, have somewhat increased gross margins and improved operating cash flows in the second quarter.

Entering the second half of the year, our Chemicals Segment believes customer destocking has run its course and it is seeing pockets of strengthening demand, primarily in North America. However, our Chemicals Segment expects near term demand will remain below historical norms.

While our Chemicals Segment’s selling prices have remained relatively stable throughout the first half of 2023, favorable pigment availability and minimal order lead times in the marketplace, along with low-cost imports from China are leading to increased pricing pressure. Raw materials and certain other input costs have declined from the highs experienced since the second half of 2022 which, combined with internal cost reduction initiatives, should begin to positively impact margins late in the year as our Chemicals Segment expects higher cost inventories will continue to depress margins well into the third quarter. Overall, due to the weaker than expected demand recovery and higher production costs, including unabsorbed fixed costs, our Chemicals Segment expects to report lower operating results for the full year of 2023 as compared to 2022.

Our Chemicals Segment will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly. Our Chemicals Segment believes the long-term outlook for its industry remains positive, and is taking steps in the near term which are intended to preserve its competitive position and future growth.

Our expectations for the TiO2 industry and our Chemical Segment’s operations are based on a number of factors outside our control. Our Chemicals Segment has experienced global market disruptions including high energy and other input costs and future impacts on its operations will depend on, among other things, future energy and other input costs along with the effect economic conditions and geopolitical events have on our Chemical Segment’s operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

In the second quarter of 2023 our Component Products Segment’s operating income decreased to $4.4 million compared to $7.7 million in the second quarter of 2022. Operating income for the first six months of 2023 was $11.4 million compared to $14.0 million in the first six months of 2022. The decrease in our Component Products Segment’s operating income in the second quarter and first six months of 2023 compared to 2022 is primarily due to lower sales and gross margin in the second quarter of 2023 for both security products and marine components.

	Three months ended June 30,			Six months ended June 30,
	2022	2023	% Change	2022	2023	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$28.8	$25.6	(11)%	$58.4	$53.0	(9)%
Marine components	12.8	11.0	(15)	25.3	24.8	(2)
Total net sales	41.6	36.6	(12)	83.7	77.8	(7)
Cost of sales	28.0	26.3	(6)	58.0	54.8	(6)
Gross margin	$13.6	$10.3	(25)	$25.7	$23.0	(11)
Operating income	$7.7	$4.4	(44)	$14.0	$11.4	(19)

Percent of net sales:
Cost of sales	67%	72%		69%	70%
Gross margin	33	28		31	30
Operating income	19	12		17	15

Net Sales – Our Component Products Segment’s net sales decreased $5.0 million and $5.9 million in the second quarter and for the first six months of 2023, respectively, compared to the same periods in 2022 predominantly due to lower security products sales to the government security market and, to a lesser extent, lower marine components sales to the towboat market. Relative to prior year, second quarter security products sales were $3.2 million lower to the government security market (primarily due to non-recurring sales of $2.2 million to a single government security customer in the second quarter of 2022) and $.5 million lower to the office furniture market, partially offset by $1.0 million higher sales to distributors. Relative to 2022, security products sales for the first six months of 2023 were $5.0 million lower to the government security market (primarily due to non-recurring sales of $3.6 million to a single government security customer which shipped in the first and second quarters of 2022), $.8 million lower to the office furniture market and $.5 million lower to the transportation market, partially offset by $1.1 million higher sales to distributors. Relative to prior year, second quarter marine components sales were $2.0 million lower to the towboat market, partially offset by $.5 million higher sales to the industrial market. Relative to 2022, marine component sales for the first six months were $2.8 million lower to the towboat market, partially offset by $1.7 million higher sales to the industrial market and $.6 million higher sales to marine dealers and distributors.

Costs of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales increased 5%  and 1% in the second quarter and for the first six months of 2023, respectively, compared to the same periods in 2022. As a result, gross margin as a percentage of net sales decreased over the same periods. Gross margin percentage decreased in the second quarter and for the first six months of 2023 compared to the same periods in 2022 primarily due to lower gross margin at the security products and marine components reporting units for the second quarter of 2023. The decrease in gross margin percentage for the six-month comparative period was partially offset by higher gross margin, particularly at the marine components reporting unit in the first quarter of 2023. Gross margin as a percentage of net sales declined primarily due to the effects of lower sales and decreased coverage of fixed costs as a result of lower sales. Gross margin as a percentage of net sales for the first six months of 2023 benefited from the favorable product mix and, to a lesser extent, increased selling prices and increased production efficiencies experienced by the marine components reporting unit in the first quarter of 2023.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income in the second quarter and first six months of 2023 decreased compared to the same periods of 2022 and was primarily impacted by the factors impacting sales, cost of sales and gross margin discussed above.

Outlook – During the second quarter, our Component Products Segment experienced an acceleration in the softening demand it began seeing in the fourth quarter of 2022 at both reporting units, particularly in marine components. Marine components reporting unit largely worked through its backlog, primarily related to the towboat market, and security products reporting unit continued to experience declining order rates. During 2023, labor markets have become increasingly more favorable in each of the regions our Component Products Segment operates and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. Our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal, although it continues to face long lead times related to certain electronic and specialty components. Our Component Products Segment has adjusted production rates at its facilities to reflect the stability of its raw material supplies and near-term demand levels.

Over the remainder of the year, our Component Products Segment expects gross margins at the security products reporting unit will be challenged as higher cost inventory works its way through cost of sales and reduced demand limits its ability to implement further price increases. Our Component Products Segment is in close contact with its key customers and believes reduced order rates will continue through the third quarter. As expected, the marine components reporting unit net sales declined during the second quarter due to accelerating weakness in the towboat market. Our Component Products Segment expects net sales overall will be challenged compared to 2022 as marine demand faces strong headwinds due to higher interest rates and broader market weakness as several original equipment boat manufacturers, including certain of its customers, have publicly announced further reductions to production schedules in 2023 compared to 2022. Our Component Products Segment has been able to somewhat offset the towboat market sales declines with increased sales to industrial customers but it does not expect increases in sales to the industrial market will fully offset weakened towboat demand. Overall, our Component Products Segment expects marine components gross margin as a percentage of net sales for the full year of 2023 to be comparable to 2022 as the product mix experienced in the second quarter of 2023 is expected to be more indicative of the product mix for the remainder of the year. Based on the softening demand and general economic conditions in North America, our Component Products Segment currently expects to report lower operating income at both reporting units in 2023 compared to 2022. Our Component Products Segment is focused on managing inventory levels to align with anticipated near-term demand. In this regard, our Component Products Segment began a planned inventory build during the second quarter at its security products reporting unit to fulfill a purchase order received early in the second quarter that is expected to ship over the second half of the year. Absent this order, inventory balances would have declined at the end of the second quarter in line with current demand. With raw materials and other components more readily available, our Component Products Segment believes it will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be some global and domestic supply chain challenges and any future impacts on our Component Products Segment’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or our Component Products Segment’s customers’ or suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development  –

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Net sales:
Land sales	$25.9	$27.0	$48.1	$51.9
Utility and other	.4	.3	.7	.6
Water delivery sales	1.4	—	2.9	—
Total net sales	27.7	27.3	51.7	52.5
Cost of sales	14.8	15.9	29.2	30.2
Gross margin	$12.9	$11.4	$22.5	$22.3
Operating income (loss)	$(5.0)	$10.2	$3.0	$20.8

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

LandWell began marketing land for sale in the residential/planned community in December 2013 and at June 30, 2023 approximately 75 saleable acres remain. LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at June 30, 2023 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or in escrow, in most instances buyers can cancel the escrow agreement with no financial penalties until shortly before the closing date. Land sales may be completed but we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to five years to complete.

Net Sales and Operating Income (Loss) – Substantially all of the net sales from our Real Estate Management and Development Segment in the second quarter and first six months of 2022 and 2023 were from land sales. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods and substantially all of the land sales revenue we recognized in 2022 and 2023 was under this method of revenue recognition. Land sales revenues in the second quarter and first six months of 2023 increased compared to the same periods in 2022 primarily due to the increased pace of development activity within the residential/planned community. Cost of sales related to land sales revenues was $15.6 million and $29.7 million in the second quarter and first six months of 2023, respectively, compared to $13.5 million and $26.5 million in the second quarter and first six months of 2022, respectively.

In the second quarter and first six months of 2022, the remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to BWC’s bankruptcy filing on September 10, 2022 was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC. BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter of 2022, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under ASC 360, Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment.  Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value.  The $16.0 million impairment charge recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada. Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing. Operating income comparisons between the second quarters and the first six months of 2023 and 2022 are affected by BWC’s water delivery sales and related cost of sales. See Note 2 to our Condensed Consolidated Financial Statements.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At June 30, 2023, substantially all of the land in the residential/planned community had been sold with approximately 75 saleable acres remaining. With the strong new home market in the Las Vegas area, we expect to sell our remaining residential zoned land within the next year. Demand for the 15 saleable acres zoned for light industrial and commercial use is more modest and we expect it will take more time to sell these remaining acres. At June 30, 2023 we have deferred revenue of $93.8 million related to post-closing obligations on land sales closed in 2023 and prior years. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take three to five years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next three to five years. We expect these land development costs in 2023 to be consistent with 2022. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

As noted above, BWC filed for Chapter 11 bankruptcy protection on September 10, 2022. BWC is operating under court protection, and a portion of BWC’s water delivery system is still operating with water provided by the regional water authority in order to continue to provide water to its industrial customers for an interim period. We recognized an aggregate $19.7 million of charges in 2022, including the $16.0 million fixed asset impairment during the second quarter of 2022 discussed above, related to BWC which will not recur. We cannot predict the timing or the outcome of the bankruptcy reorganization, and we may incur additional costs before the bankruptcy proceedings are concluded.

General Corporate and Other Items – 2023 Compared to 2022

Gain on Land Sale – In the second quarter of 2023 we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2022 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a loss of $1.1 million in the second quarter of 2023 compared to a gain of $3.9 million in the second quarter of 2022 and a loss of $2.2 million in the first six months of 2023 compared to a gain of $4.0 million in the first six months of 2022 in our Condensed Consolidated Statements of Operations, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest income and other – Interest income and other increased $3.3 million in the second quarter of 2023 and $7.3 million in the first six months of 2023 compared to the same periods of 2022 primarily due to higher average interest rates and increased investment balances. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses were 9% lower in the second quarter of 2023 and 7% lower in the first six months of 2023 compared to the same periods in 2022. Corporate expenses decreased in both periods primarily due to lower environmental remediation and related costs.  Included in corporate expense are:

●	litigation fees and related costs at NL of $1.1 million in the second quarter of 2023 compared to $1.2 million in the second quarter of 2022 and $2.5 million in the first six months of 2023 compared to $1.8 million in the first six months of 2022; and
●	environmental remediation and related costs of $.5 million in the second quarter of 2023 compared to $1.1 million in the second quarter of 2022 and $.5 million in the first six months of 2023 compared to $1.4 million in the first six months of 2022.

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

Interest Expense – Interest expense of $7.2 million in the second quarter and $14.2 million in the first six months of 2023 was comparable to the same prior year periods.

We expect interest expense will be higher in 2023 as compared to 2022 primarily as lower average debt balances will be more than offset by higher average rates on variable-rate indebtedness.

Provision for Income Taxes – We recognized an income tax benefit of $4.9 million in the second quarter of 2023 compared to income tax expense of $14.0 million in the second quarter of 2022 and an income tax benefit of $11.0 million in the first six months of 2023 compared to income tax expense of $33.9 million in the first six months of 2022. The decrease in both periods of 2023 is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings. During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2022, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $55.0 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $155.4 million. During the first six months of 2023, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $3.3 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, this decrease related to our equity in Kronos’ net loss during the period. We recognized a similar deferred income tax expense of $.4 million in the first six months of 2022. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

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

Cash used in operating activities was $95.1 million in the first six months of 2023 compared to cash provided by operating activities of $27.8 million in the first six months of 2022. This $122.9 million increase in cash used in operating activities in the first six months of 2023 includes:

●	consolidated operating income of $14.5 million in the first six months of 2023, a decrease of $158.1 million compared to operating income of $172.6 million in the first six months of 2022;
●	a $24.7 million decrease in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first six months of 2023;
●	lower net cash paid for income taxes in 2023 of $7.2 million due to lower earnings and the relative timing of payments; and
●	higher contributions to our TiO2 manufacturing joint venture of $4.2 million.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2022 to June 30, 2023 primarily due to relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2022 to June 30, 2023 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first six months of 2023 compared to the fourth quarter of 2022 where Kronos’ production volumes exceeded its sales volumes.
●	CompX’s average DSO decreased from December 31, 2022 to June 30, 2023 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter.
●	CompX’s average DSI increased from December 31, 2022 to June 30, 2023 primarily due to higher inventory balances at both of CompX’s reporting units as a result of a planned inventory build for specific customer orders, most significantly at security products, which CompX expects to begin shipping in the third quarter of 2023.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	June 30,	December 31,	June 30,
	2021	2022	2022	2023
Kronos:
Days sales outstanding	65 days	62 days	64 days	62 days
Days sales in inventory	59 days	45 days	103 days	59 days
CompX:
Days sales outstanding	42 days	38 days	41 days	37 days
Days sales in inventory	96 days	108 days	99 days	117 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Six months ended
	June 30,
	2022	2023

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$49.3	$(76.6)
Valhi exclusive of subsidiaries	26.9	20.4
CompX	1.5	9.8
NL exclusive of subsidiaries	17.3	16.3
Tremont exclusive of subsidiaries	6.1	(1.3)
BMI	6.8	2.1
LandWell	(10.3)	(10.6)
Eliminations and other	(69.8)	(55.2)
Total	$27.8	$(95.1)

Investing Activities –

During the six months ended June 30, 2023:

●	we spent $34.4 million in capital expenditures including $33.9 million in our Chemicals Segment and $.5 million in our Component Products Segment;
●	we had net purchases of $24.1 million of marketable securities; and
●	net proceeds from the sale of land not used in our operations of $1.8 million.

Financing Activities –

During the six months ended June 30, 2023:

●	we repaid $15.8 million under the Contran credit facility;
●	we paid aggregate quarterly dividends to Valhi stockholders of $.16 per share ($4.5 million); and
●	Kronos acquired 313,814 shares of its common stock for an aggregate purchase price of $2.8 million;

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first six months of 2023 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At June 30, 2023, our consolidated indebtedness was comprised of:

●	Valhi’s $105.6 million outstanding on its $175 million credit facility with Contran which is due no earlier than December 31, 2024;
●	€400 million aggregate outstanding on the KII 3.75% Senior Secured Notes ($432.4 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
●	$12.5 million on LandWell’s bank loan due in April 2036; and
●	approximately $.7 million of other indebtedness.

Kronos had no outstanding borrowings at June 30, 2023 on its $225 million global revolving credit facility (“Global Revolver”) and the full $225 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2022 Annual Report. We were in compliance with all of our debt covenants at June 30, 2023 and we believe we will be able to maintain compliance with the financial covenants contained in our debt obligations through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending June 30, 2024) and long-term obligations (defined as the five-year period ending June 30, 2028). If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2023, we had $69.4 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. At June 30, 2023, the full $225 million was available for borrowing under Kronos’ Global Revolver and Kronos could borrow all available amounts without violating its existing debt covenants. See Note 7 to our Condensed Consolidated Financial Statements.

At June 30, 2023, we had an aggregate of $474.9 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $89.7 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$176.1	$89.7
CompX	64.8	—
NL exclusive of its subsidiaries	118.3	—
BMI	10.9	—
Tremont exclusive of its subsidiaries	9.8	—
LandWell	94.8	—
Valhi exclusive of its subsidiaries	.2	—
Total cash and cash equivalents, restricted cash and marketable securities	$474.9	$89.7

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2023 will be approximately $46 million as follows:

●	$43 million by our Chemicals Segment; and
●	$3 million by our Component Products Segment.

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

At June 30, 2023, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first six months of 2022, Kronos acquired 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million. During the first six months of 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At June 30, 2023, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. At June 30, 2023, approximately .5 million shares were available for repurchase under these authorizations.

During the second quarter of 2022, NL purchased 2,000 shares of its common stock from Kronos for a nominal amount in a private transaction that was approved in advance by NL’s independent directors.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in each quarter of 2022 for which we received $44.1 million.  In February 2023 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2023 based on the 58.0 million shares we held of Kronos common stock at June 30, 2023, during 2023 we would receive aggregate regular dividends from Kronos of $44.1 million. NL paid a quarterly dividend of $.07 per share in 2022 for which we received $11.3 million. In February 2023 the NL board of directors approved a quarterly dividend of $.07 per share. If NL were to pay its $.07 per share dividend in each quarter of 2023 based on the 40.4 million shares we hold of NL common stock at June 30, 2023, during 2023 we would receive aggregate quarterly dividends from NL of $11.3 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $16.6 million in 2022 and $2.7 million in the first six months of 2023. We do not know if we will receive additional dividends from BMI and LandWell during 2023. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at June 30, 2023.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $25 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2024. We had no borrowings from Kronos under this facility during the first six months of 2023, and there was no outstanding balance at June 30, 2023. We could borrow the full $25.0 million under our current intercompany facility with Kronos at June 30, 2023. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2024. We had gross borrowings of $13.7 million and gross repayments of $14.7 million during the first six months of 2023, and $12.2 million was outstanding at June 30, 2023. We could borrow $12.8 million under our current intercompany facility with CompX at June 30, 2023. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Recent Accounting Pronouncements

Not applicable

Critical Accounting Policies

There have been no changes in the first six months of 2023 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2022 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matters discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements and our 2022 Annual Report for descriptions of certain legal proceedings.

California Department of Toxic Substances Control v. NL Industries, Inc., et al. In July 2023, following a trial on limited issues, the Court issued an order finding that the California Department of Toxic Substances Control had established the liability of NL and certain other defendants.  The Court has not yet addressed allocation or damages, which will be determined in later proceedings.

Pennsylvania Lead Paint Cases.  In May 2023, the Pennsylvania Commonwealth Court issued a decision finding that the claims brought by the two county governments were inconsistent with Pennsylvania law and that both lawsuits should be dismissed.  The county governments have asked the Pennsylvania Supreme Court to review the decision of the Commonwealth Court.

Atlantic Richfield, Co. v. NL Industries, Inc.  In April 2023, the Court issued an order dismissing all claims seeking recovery of remediation costs incurred directly by Atlantic Richfield, Co., but allowed the lawsuit to continue solely with regard to Atlantic Richfield’s claims relating to a $400,000 settlement payment it made to EPA.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

ITEM 6. Exhibits.

ITEM No.	Exhibit Index

10.1*	NL Industries, Inc. 2023 Non-Employee Director Stock Plan - incorporated by reference to Exhibit 10.1 to NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2023.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date:	August 3, 2023	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	August 3, 2023	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)