Form 10-Q
period 2023-09-30
VALHI INC /DE/
filed 2023-11-06
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on October 30, 2023:  28,288,493

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$478.5	$342.3
Restricted cash equivalents	46.3	23.2
Marketable securities	75.1	83.2
Accounts and other receivables, net	281.9	332.5
Inventories, net	640.8	532.9
Prepaid expenses and other	66.9	56.0
Total current assets	1,589.5	1,370.1

Other assets:
Marketable securities	1.2	3.2
Investment in TiO2 manufacturing joint venture	112.9	115.7
Goodwill	379.7	379.7
Deferred income taxes	40.5	65.6
Other assets	188.1	159.9
Total other assets	722.4	724.1

Property and equipment:
Land	42.5	43.1
Buildings	249.2	258.5
Equipment	1,106.5	1,126.8
Mining properties	78.6	83.0
Construction in progress	77.2	49.9
	1,554.0	1,561.3
Less accumulated depreciation and amortization	1,030.2	1,049.0
Net property and equipment	523.8	512.3
Total assets	$2,835.7	$2,606.5

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	September 30,
	2022	2023
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$1.8	$1.4
Accounts payable and accrued liabilities	477.7	392.9
Income taxes	13.3	9.1
Total current liabilities	492.8	403.4

Noncurrent liabilities:
Long-term debt	557.7	532.0
Deferred income taxes	63.5	50.4
Payable to affiliate - income taxes	33.4	18.5
Accrued pension costs	131.6	124.4
Accrued environmental remediation and related costs	93.5	93.3
Other liabilities	156.4	119.3
Total noncurrent liabilities	1,036.1	937.9

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.5	669.5
Retained earnings	482.3	459.5
Accumulated other comprehensive loss	(143.9)	(147.8)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	958.6	931.9
Noncontrolling interest in subsidiaries	348.2	333.3
Total equity	1,306.8	1,265.2
Total liabilities and equity	$2,835.7	$2,606.5

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(unaudited)
Revenues and other income:
Net sales	$556.3	$468.9	$1,819.9	$1,468.7
Other income, net	23.1	7.5	38.1	31.1
Total revenues and other income	579.4	476.4	1,858.0	1,499.8
Cost and expenses:
Cost of sales	435.9	408.3	1,382.1	1,288.5
Selling, general and administrative	81.9	69.1	238.1	206.3
Other components of net periodic pension and OPEB expense	3.2	1.3	9.8	10.0
Fixed asset impairment	.4	—	16.4	—
Loss on deconsolidation of Basic Water Company ("BWC")	2.0	—	2.0	—
Interest	7.0	7.2	20.9	21.4
Total costs and expenses	530.4	485.9	1,669.3	1,526.2
Income (loss) before income taxes	49.0	(9.5)	188.7	(26.4)
Income tax expense (benefit)	8.2	(7.6)	42.1	(18.6)
Net income (loss)	40.8	(1.9)	146.6	(7.8)
Noncontrolling interest in net income of subsidiaries	14.6	4.1	47.0	8.2
Net income (loss) attributable to Valhi stockholders	$26.2	$(6.0)	$99.6	$(16.0)

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$.92	$(.21)	$3.49	$(.56)

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(unaudited)
Net income (loss)	$40.8	$(1.9)	$146.6	$(7.8)
Other comprehensive income (loss), net of tax:
Currency translation	(23.3)	(1.4)	(50.1)	(12.4)
Defined benefit pension plans	2.3	.7	7.0	7.0
Other	(.2)	—	(.5)	(.4)
Total other comprehensive loss, net	(21.2)	(.7)	(43.6)	(5.8)
Comprehensive income (loss)	19.6	(2.6)	103.0	(13.6)
Comprehensive income attributable to noncontrolling interest	9.1	4.0	35.6	6.3
Comprehensive income (loss) attributable to Valhi stockholders	$10.5	$(6.6)	$67.4	$(19.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended September 30, 2022 and 2023 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total
Balance at June 30, 2022	$—	$.3	$669.8	$470.0	$(207.8)	$(49.6)	$335.2	$1,217.9
Net income	—	—	—	26.2	—	—	14.6	40.8
Other comprehensive loss, net	—	—	—	—	(15.7)	—	(5.5)	(21.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(10.8)	(10.8)
Cash dividends - $.08 per share	—	—	—	(2.2)	—	—	—	(2.2)

Balance at September 30, 2022	$—	$.3	$669.8	$494.0	$(223.5)	$(49.6)	$333.5	$1,224.5

Balance at June 30, 2023	$—	$.3	$669.5	$467.8	$(147.2)	$(49.6)	$335.6	$1,276.4
Net income (loss)	—	—	—	(6.0)	—	—	4.1	(1.9)
Other comprehensive loss, net	—	—	—	—	(.6)	—	(.1)	(.7)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(6.3)	(6.3)
Cash dividends - $.08 per share	—	—	—	(2.3)	—	—	—	(2.3)

Balance at September 30, 2023	$—	$.3	$669.5	$459.5	$(147.8)	$(49.6)	$333.3	$1,265.2

	Nine months ended September 30, 2022 and 2023 (unaudited)
					Accumulated
			Additional		other		Non-
	Preferred	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2021	$—	$.3	$669.0	$401.1	$(191.3)	$(49.6)	$328.9	$1,158.4
Net income	—	—	—	99.6	—	—	47.0	146.6
Other comprehensive loss, net	—	—	—	—	(32.2)	—	(11.4)	(43.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(27.5)	(27.5)
Cash dividends - $.24 per share	—	—	—	(6.7)	—	—	—	(6.7)
Equity transactions with noncontrolling interest, net and other	—	—	.8	—	—	—	(3.5)	(2.7)

Balance at September 30, 2022	$—	$.3	$669.8	$494.0	$(223.5)	$(49.6)	$333.5	$1,224.5

Balance at December 31, 2022	$—	$.3	$669.5	$482.3	$(143.9)	$(49.6)	$348.2	$1,306.8
Net income (loss)	—	—	—	(16.0)	—	—	8.2	(7.8)
Other comprehensive loss, net	—	—	—	—	(3.9)	—	(1.9)	(5.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(19.0)	(19.0)
Cash dividends - $.24 per share	—	—	—	(6.8)	—	—	—	(6.8)
Equity transactions with noncontrolling interest, net and other	—	—	—	—	—	—	(2.2)	(2.2)

Balance at September 30, 2023	$—	$.3	$669.5	$459.5	$(147.8)	$(49.6)	$333.3	$1,265.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$146.6	$(7.8)
Depreciation and amortization	44.3	40.7
Gain from sale of land	—	(1.5)
Loss on pension plan termination	—	6.2
Benefit plan expense greater (less) than cash funding	4.5	(5.7)
Deferred income taxes	5.1	(37.4)
Contributions to TiO2 manufacturing joint venture, net	(8.5)	(2.8)
Fixed asset impairment	16.4	—
Loss on deconsolidation of BWC	2.0	—
Other, net	10.2	4.6
Change in assets and liabilities:
Accounts and other receivables, net	(23.6)	(60.9)
Inventories, net	(142.0)	103.3
Land held for development, net	17.8	.2
Accounts payable and accrued liabilities	20.1	(78.4)
Income taxes	(2.5)	1.6
Accounts with affiliates	5.0	(5.8)
Other, net	(67.5)	(17.5)
Net cash provided by (used in) operating activities	27.9	(61.2)
Cash flows from investing activities:
Capital expenditures	(48.0)	(42.7)
Purchases of marketable securities	(3.5)	(63.7)
Proceeds from disposal of marketable securities	2.4	56.5
Proceeds from land sales	—	1.8
Cash, cash equivalents and restricted cash of BWC	(8.6)	—
Other, net	.1	—
Net cash used in investing activities	(57.6)	(48.1)
Cash flows from financing activities:
Principal payments on indebtedness	(47.5)	(24.5)
Valhi cash dividends paid	(6.7)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(27.5)	(19.0)
Subsidiary treasury stock acquired	(2.8)	(2.9)
Net cash used in financing activities	(84.5)	(53.2)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(114.2)	(162.5)
Effect of exchange rates on cash	(15.6)	(2.8)
Balance at beginning of period	792.9	562.0
Balance at end of period	$663.1	$396.7
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$22.9	$24.0
Income taxes, net	37.3	24.5
Noncash investing activities:
Change in accruals for capital expenditures	2.0	.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at September 30, 2023. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 9, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

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

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	September 30, 2023
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Net sales:
Chemicals	$459.6	$396.9	$1,587.8	$1,266.4
Component products	42.9	40.3	126.6	118.1
Real estate management and development	53.8	31.7	105.5	84.2
Total net sales	$556.3	$468.9	$1,819.9	$1,468.7
Cost of sales:
Chemicals	$376.0	$362.8	$1,235.0	$1,158.0
Component products	30.9	27.7	88.9	82.5
Real estate management and development	29.0	17.8	58.2	48.0
Total cost of sales	$435.9	$408.3	$1,382.1	$1,288.5
Gross margin:
Chemicals	$83.6	$34.1	$352.8	$108.4
Component products	12.0	12.6	37.7	35.6
Real estate management and development	24.8	13.9	47.3	36.2
Total gross margin	$120.4	$60.6	$437.8	$180.2
Operating income (loss):
Chemicals	$34.3	$(21.8)	$189.9	$(39.5)
Component products	6.0	6.6	20.0	18.0
Real estate management and development	29.1	17.7	32.1	38.5
Total operating income	69.4	2.5	242.0	17.0
General corporate items:
Interest income and other	3.3	4.9	5.6	14.5
Gain on land sales	—	—	—	1.5
Other components of net periodic pension and OPEB expense	(3.2)	(1.3)	(9.8)	(10.0)
Changes in market value of Valhi common stock held by subsidiaries	(4.9)	.1	(.9)	(2.1)
General expenses, net	(8.6)	(8.5)	(27.3)	(25.9)
Interest expense	(7.0)	(7.2)	(20.9)	(21.4)
Income (loss) before income taxes	$49.0	$(9.5)	$188.7	$(26.4)

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Included in the determination of Chemicals operating loss is a business interruption insurance settlement gain of $2.7 million recognized in the third quarter of 2022 and $2.5 million recognized in the first nine months of 2023 ($.3 million recognized in the third quarter). See Note 12. Infrastructure reimbursements and land related income is included in the determination of Real Estate Management and Development operating income. See Note 12.

BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to the bankruptcy filing on September 10, 2022 of Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC.  BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter of 2022, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under ASC 360, Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment.  Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada.  Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing, and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022. All of these charges are included in the determination of the Real Estate Management and Development’s operating income in the first nine months of 2022. Operating income comparisons between the third quarters and the first nine months of 2023 and 2022 are also affected by BWC’s water delivery sales and related cost of sales.

As noted above, BWC filed for Chapter 11 bankruptcy protection on September 10, 2022. BWC is operating under court protection, and a portion of BWC’s water delivery system is still operating with water provided by the regional water authority in order to continue to provide water to its industrial customers for an interim period. We recognized an aggregate $19.7 million of charges in 2022, discussed above, related to BWC which will not recur.

On October 10, 2023, the Bankruptcy Court for the District of Nevada approved BWC’s plan of reorganization, which provides for the sale of all BWC’s assets and the transfer of its operating and other agreements to one of its industrial customers. A court order confirming plan approval is expected shortly. Following the closing of the sale, BWC will discontinue its water delivery operations and will provide transition services to the purchaser for a specified time period. The proceeds of the sale will be used to repay creditors of BWC and its wholly owned subsidiary. BWC’s assets may not be sufficient to fully repay its creditors, and the timing and outcome of the bankruptcy proceedings remain uncertain. On October 31, 2023 BMI entered into an agreement with one of its other industrial customers to sell its subsidiary Basic Power Company, which provides electricity to four customers located in the industrial park. The sale is for minimal cash consideration and is contingent on the closing of the sale of BWC’s assets. Upon completion of the sale, which we expect to occur in the fourth quarter of 2023, we will recognize a loss of approximately $2 million.

Note 3 – Accounts and other receivables, net:

	December 31,	September 30,
	2022	2023

	(In millions)
Trade accounts receivable:
Kronos	$220.3	$282.2
CompX	17.9	19.8
BMI/LandWell	2.3	2.4
VAT and other receivables	35.4	29.9
Refundable income taxes	8.0	3.0
Receivables from affiliates:
Contran - trade items	.2	.2
Other	2.7	.5
Allowance for doubtful accounts	(4.9)	(5.5)
Total	$281.9	$332.5

Note 4 – Inventories, net:

	December 31,	September 30,
	2022	2023

	(In millions)
Raw materials:
Chemicals	$145.3	$132.6
Component products	6.2	5.6
Total raw materials	151.5	138.2
Work in process:
Chemicals	32.0	32.6
Component products	20.0	23.0
Total in-process products	52.0	55.6
Finished products:
Chemicals	350.7	247.0
Component products	5.1	5.7
Total finished products	355.8	252.7
Supplies (chemicals)	81.5	86.4
Total	$640.8	$532.9

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2022:
Current assets	$75.1	$75.7	$(.6)

Noncurrent assets	$1.2	$1.2	$—

September 30, 2023:
Current assets	$83.2	$83.4	$(.2)

Noncurrent assets	$3.2	$3.6	$(.4)

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

Note 6 – Other assets:

	December 31,	September 30,
	2022	2023

	(In millions)
Other noncurrent assets:
Restricted cash and cash equivalents	$37.2	$31.2
Note receivables - OPA	49.3	47.9
Operating lease right-of-use assets	21.5	21.0
Land held for development	29.7	19.9
IBNR receivables	16.8	13.5
Pension asset	9.3	9.0
Other	24.3	17.4
Total	$188.1	$159.9

Note 7 – Long-term debt:

	December 31,	September 30,
	2022	2023

	(In millions)
Valhi:
Contran credit facility	$121.4	$97.7
Subsidiary debt:
Kronos:
Senior Notes	424.1	422.5
LandWell:
Note payable to Western Alliance Business Trust	12.9	12.5
Other	1.1	.7
Total subsidiary debt	438.1	435.7
Total debt	559.5	533.4
Less current maturities	1.8	1.4
Total long-term debt	$557.7	$532.0

Valhi – Contran credit facility – During the first nine months of 2023, we had no borrowings and repaid $23.7 million under this facility. The average interest rate on the credit facility for the nine months ended September 30, 2023 was 9.09%. At September 30, 2023, the interest rate was 9.50% and $77.3 million was available for borrowing under this facility.

Kronos – Senior Notes – At September 30, 2023, the carrying value of Kronos’ 3.75% Senior Secured Notes due September 15, 2025 (€400 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $1.7 million.

Revolving credit facility – During the first nine months of 2023, Kronos had no borrowings or repayments under its $225 million global revolving credit facility and at September 30, 2023, the full $225 million was available for borrowing.

Other – We are in compliance with all of our debt covenants at September 30, 2023.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2022	2023

	(In millions)
Accounts payable:
Kronos	$177.2	$117.9
CompX	3.5	4.0
BMI/LandWell	18.7	6.9
Total	199.4	128.8
Payables to affiliates:
LPC	17.1	20.0
Contran - income taxes	5.8	13.3
Contran - trade items	—	.1
Deferred income	110.7	101.1
Employee benefits	34.4	36.5
Accrued sales discounts and rebates	25.6	18.2
Accrued litigation settlement	11.8	11.8
Operating lease liabilities	3.8	3.8
Environmental remediation and related costs	3.8	2.8
Interest	4.9	1.1
Other	60.4	55.4
Total	$477.7	$392.9

The accrued litigation settlement is discussed in Note 16.

Note 9 – Other noncurrent liabilities:

	December 31,	September 30,
	2022	2023

	(In millions)
Accrued development costs	$48.1	$38.0
Operating lease liabilities	17.4	16.9
Accrued litigation settlement	27.4	16.0
Insurance claims and expenses	18.7	15.1
Deferred income	25.9	13.8
Other postretirement benefits	7.1	7.2
Employee benefits	4.8	4.7
Reserve for uncertain tax positions	.3	.4
Other	6.7	7.2
Total	$156.4	$119.3

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Net sales - point of origin:
United States	$330.3	$250.6	$980.4	$739.8
Germany	213.5	182.3	762.0	561.9
Canada	105.1	93.0	313.1	267.8
Belgium	76.0	49.3	256.3	163.6
Norway	64.7	40.7	211.1	187.9
Eliminations	(330.0)	(219.0)	(935.1)	(654.6)
Total	$459.6	$396.9	$1,587.8	$1,266.4

Net sales - point of destination:
Europe	$197.5	$179.9	$731.6	$580.0
North America	182.5	165.1	558.4	466.7
Other	79.6	51.9	297.8	219.7
Total	$459.6	$396.9	$1,587.8	$1,266.4

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Component Products:
Net sales:
Security products	$28.5	$31.4	$86.9	$84.4
Marine components	14.4	8.9	39.7	33.7
Total	$42.9	$40.3	$126.6	$118.1

Real Estate Management and Development:
Net sales:
Land sales	$52.8	$31.3	$100.9	$83.2
Utility and other	.3	.4	1.0	1.0
Water delivery	.7	—	3.6	—
Total	$53.8	$31.7	$105.5	$84.2

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Service cost	$2.8	$1.6	$8.7	$4.7
Interest cost	3.0	5.5	9.2	16.6
Expected return on plan assets	(3.5)	(5.1)	(10.4)	(15.5)
Recognized net actuarial losses	3.6	1.0	11.1	2.9
Plan settlement	—	—	—	6.2
Total	$5.9	$3.0	$18.6	$14.9

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

Note 12 – Other income, net:

	Nine months ended
	September 30,
	2022	2023

	(In millions)
Interest income and other:
Interest and dividends	$6.2	$14.4
Securities transactions, net	(.6)	.1
Total	5.6	14.5
Infrastructure reimbursement	10.8	5.1
Currency transactions, net	17.1	4.6
Insurance recoveries	2.7	2.5
Gain on land sales	—	1.5
Other, net	1.9	2.9
Total	$38.1	$31.1

Infrastructure reimbursement  – As disclosed in Note 7 to our 2022 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. LandWell received $10.0 million and $4.8 million during the third quarters of 2022 and 2023; respectively, which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

LandWell has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell. LandWell received $.8 million in reimbursement during the second quarter of 2022 and $.3 million during the third quarter of 2023 for past costs incurred.

Insurance recoveries – On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of Kronos’ losses from property damage and its share of LPC’s lost production and other costs resulting from the disruption of operations were covered by insurance. Kronos recognized a gain of $2.7 million in the third quarter of 2022 and an aggregate gain of $2.5 million in the first nine months of 2023 related to its business interruption claim.

Land sales – In the second quarter of 2023, we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million.

Note 13 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 21%	$10.3	$(2.0)	$39.6	$(5.5)
Non-U.S. tax rates	(2.0)	(1.9)	1.3	(4.3)
Incremental net tax (benefit) on earnings and losses of U.S. and non-U.S. tax group companies	1.2	(4.4)	(.1)	(9.5)
Valuation allowance	(3.5)	.2	(3.3)	1.2
Global intangible low-tax income, net	.5	—	1.9	.1
Adjustment to the reserve for uncertain tax positions, net	.5	.1	.1	(.6)
Adjustment of prior year taxes, net	—	(.1)	—	(.5)
Nondeductible expenses	.6	.2	1.2	.7
U.S. state income taxes and other, net	.6	.3	1.4	(.2)
Income tax expense (benefit)	$8.2	$(7.6)	$42.1	$(18.6)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$8.2	$(7.6)	$42.1	$(18.6)
Other comprehensive income (loss):
Currency translation	(3.0)	(.2)	(6.4)	(1.6)
Pension plans	1.3	.3	4.1	1.4
Other	—	(.1)	.2	(.4)
Total	$6.5	$(7.6)	$40.0	$(19.2)

The amount shown in the preceding table of our income tax rate reconciliation for non-U.S. tax rates represents the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction and the U.S. federal statutory tax rate. The amount shown on such table for incremental net tax benefit on earnings and losses on non-U.S. and non-tax group companies includes, as applicable, (i) deferred income taxes (or deferred income tax benefits) associated with the current year earnings (losses) of all our Chemicals Segment’s non-U.S. subsidiaries, (ii) current U.S. income taxes (or current income tax benefit) including U.S. personal holding company tax, as applicable, attributable to current-year income (losses) of one of our Chemicals Segment’s non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code, (iii) deferred income taxes associated with our direct investment in Kronos and (iv) current and deferred income taxes associated with distributions and earnings from our investments in LandWell and BMI.

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

Note 14 – Noncontrolling interest in subsidiaries:

	December 31,	September 30,
	2022	2023

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$239.3	$213.7
NL Industries	79.0	76.0
CompX International	20.6	21.5
BMI	6.9	13.1
LandWell	2.4	9.0
Total	$348.2	$333.3

	Nine months ended September 30,
	2022	2023

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$23.9	$(8.5)
NL Industries	6.8	(1.7)
CompX International	2.0	2.0
BMI	1.6	6.3
LandWell	12.7	10.1
Total	$47.0	$8.2

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of period	$1.7	$1.5	$1.7	$1.6
Other comprehensive income:
Unrealized gain (loss) arising during the period	(.1)	.1	(.1)	—
Balance at end of period	$1.6	$1.6	$1.6	$1.6
Currency translation:
Balance at beginning of period	$(92.1)	$(99.6)	$(72.2)	$(91.5)
Other comprehensive loss arising during the period	(17.2)	(1.1)	(37.1)	(9.2)
Balance at end of period	$(109.3)	$(100.7)	$(109.3)	$(100.7)
Defined benefit pension plans:
Balance at beginning of period	$(117.3)	$(49.8)	$(120.9)	$(55.0)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	1.7	.5	5.3	1.7
Plan settlement	—	—	—	4.0
Balance at end of period	$(115.6)	$(49.3)	$(115.6)	$(49.3)
OPEB plans:
Balance at beginning of period	$(.1)	$.7	$.1	$1.0
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.3)	(.4)
Balance at end of period	$(.2)	$.6	$(.2)	$.6
Total accumulated other comprehensive loss:
Balance at beginning of period	$(207.8)	$(147.2)	$(191.3)	$(143.9)
Other comprehensive loss	(15.7)	(.6)	(32.2)	(3.9)
Balance at end of period	$(223.5)	$(147.8)	$(223.5)	$(147.8)

Other – During the first nine months of 2022, Kronos acquired 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million. During the first nine months of 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At September 30, 2023, approximately 1.0 million shares were available for repurchase under Kronos’ stock repurchase program.

During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were approved in advance by CompX’s independent directors. At September 30, 2023, .5 million shares were available for purchase under CompX’s prior repurchase authorizations.

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL has two annual installment payments remaining ($12.0 million for the next installment and $16.7 million for the final installment). NL’s final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). See Note 18 to our 2022 Annual Report.

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

The table below presents a summary of the activity in our accrued environmental costs during the first nine months of 2023.

Amount
(In millions)

Balance at the beginning of the period	$97.3
Additions charged to expense, net	1.0
Payments, net	(2.2)
Balance at the end of the period	$96.1
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$2.8
Noncurrent liabilities	93.3
Total	$96.1

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2023, NL had accrued approximately $91 million related to approximately 32 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2023, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at September 30, 2023 for other environmental cleanup matters which represents our best estimate of the liability.

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

Note 17 – Fair value measurements and financial instruments:

See Note 5 for amounts related to our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		September 30, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$562.0	$562.0	$396.7	$396.7
Long-term debt:
Kronos Senior Notes	424.1	374.2	422.5	385.0
Valhi credit facility with Contran	121.4	121.4	97.7	97.7
LandWell bank note payable	12.9	12.9	12.5	12.5

At September 30, 2023, the estimated market price of Kronos’ Senior Notes was €908 per €1,000 principal amount. The fair value of Kronos’ Senior Notes was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the Senior Notes trade were not active. The fair value of variable interest rate debt and other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying values. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

Note 18 – Restructuring costs:

As part of overall cost saving measures to improve Kronos’ long-term cost structure, during the third quarter of 2023 it began implementing certain voluntary and involuntary workforce reductions. A substantial portion of Kronos’ workforce reductions is expected to be accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions will impact approximately 100 individuals. To date expenses related to these initiatives are not significant due to the early stages of the reductions; however, Kronos currently expects to recognize a $6 million charge in the fourth quarter of 2023 related to workforce reductions it will implement during the quarter, most of which is expected to be classified in selling, general and administrative expense. The majority of cash payments are also expected to be completed by the first quarter of 2024.

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

Operations Overview

Quarter Ended September 30, 2023 Compared to the Quarter Ended September 30, 2022 –

We reported a net loss attributable to Valhi stockholders of $6.0 million or $.21 per diluted share in the third quarter of 2023 compared to net income of $26.2 million or $.92 per diluted share in the third quarter of 2022. As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2022 to 2023 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2023 compared to 2022;
●	income from tax increment infrastructure reimbursement of $4.8 million in 2023 compared to $10.0 million in 2022; and
●	aggregate charges of $3.3 million in our Real Estate Management and Development Segment in 2022 related to the bankruptcy filing of BWC, including a $2.0 million loss recognized on the deconsolidation of BWC and $1.3 million of bad debt expense related to an intercompany receivable with BWC.

Our diluted net loss per share in the third quarter of 2023 includes income of $.09 per share related to tax increment infrastructure reimbursement.

Our diluted net income per share in the third quarter of 2022 includes:

●	income of $.18 per share related to the tax increment infrastructure reimbursement;
●	aggregate charges of $.06 per share related to the bankruptcy filing of BWC, including a $.04 per share loss recognized on the deconsolidation of BWC and $.02 per share of bad debt expense related to an intercompany receivable with BWC; and
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 included in operating income of our Chemicals Segment.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 –

We reported a net loss attributable to Valhi stockholders of $16.0 million or $.56 per diluted share in the first nine months of 2023 compared to net income of $99.6 million or $3.49 per diluted share in the first nine months of 2022. As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2022 to 2023 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2023 compared to 2022:
●	aggregate charges of $19.7 million in our Real Estate Management and Development Segment in 2022 related to BWC including $16.4 million (primarily in the second quarter) related to the impairment of the water delivery system fixed assets, a $2.0 million loss recognized on the deconsolidation of BWC, and $1.3 million of bad debt expense related to an intercompany receivable with BWC related to the bankruptcy filing of BWC in the third quarter;
●	a non-cash loss on the termination of our U.K. pension plan of $6.2 million in 2023;
●	income from tax increment infrastructure reimbursement of $4.8 million in 2023 compared to $10.0 million in 2022; and
●	the recognition of a gain on the sale of land not used in our operations of $1.5 million in 2023.

Our diluted net loss per share in the first nine months of 2023 includes:

●	a loss of $.13 per share due to the termination of our U.K. pension plan;

●	income of $.09 per share related to tax increment infrastructure reimbursement;
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 included in operating loss of our Chemicals Segment; and
●	a gain of $.04 per share related to the sale of land not used in our operations.

Our diluted net income per share in the first nine months of 2022 includes:

●	aggregate charges of $.35 per share related to the bankruptcy filing of BWC, including $.29 per share related to the impairment of the water delivery system fixed assets, $.04 per share loss recognized on the deconsolidation of BWC, and $.02 per share of bad debt expense related to an intercompany receivable with BWC;
●	income of $.18 per share related to tax increment infrastructure reimbursement;
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 included in operating income of our Chemicals Segment; and
●	income of $.02 per share related to an energy utility infrastructure reimbursement.

Current Forecast for 2023 –

We expect consolidated operating income for 2023 to be lower as compared to 2022 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2023 primarily due to the negative impacts of lower selling prices, higher manufacturing costs and weak demand; and
●	higher operating income from our Real Estate Management and Development Segment in 2023 due to the aggregate $19.7 million of charges recognized in 2022 related to Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, bankruptcy and deconsolidation discussed below, which will not recur and higher expected infrastructure reimbursements.

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

	Three months ended September 30,			Nine months ended September 30,
	2022	2023	% Change	2022	2023	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales	$459.6	$396.9	(14)%	$1,587.8	$1,266.4	(20)%
Cost of sales	376.0	362.8	(4)	1,235.0	1,158.0	(6)
Gross margin	$83.6	$34.1	(59)	$352.8	$108.4	(69)
Operating income (loss)	$34.3	$(21.8)	(164)	$189.9	$(39.5)	(121)
Percent of net sales:
Cost of sales	82%	91%		78%	91%
Gross margin	18	9		22	9
Operating income (loss)	7	(5)		12	(3)
TiO2 operating statistics:
Sales volumes*	113	107	(6)%	399	313	(22)%
Production volumes*	131	102	(22)%	401	296	(26)%

Percent change in TiO2 net sales:
TiO2 sales volumes			(6)%			(22)%
TiO2 product pricing			(8)			(2)
TiO2 product mix/other			(3)			4
Changes in currency exchange rates			3			—
Total			(14)%			(20)%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment and the TiO2 industry are experiencing an extended period of significantly reduced demand across all major markets which is reflected in its sales volumes in both the third quarter and first nine months of 2023. Demand first began to fall in the third quarter of 2022 and although there has been some stabilization at this reduced level, overall demand remains below average historical levels. While our Chemicals Segment started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022, this extended period of reduced demand has put downward pressure on average TiO2 selling prices and, as a result, prices declined 9% during the first nine months of 2023. Our Chemicals Segment’s average TiO2 selling prices in the first nine months of 2023 were 2% lower than the average prices during the first nine months of 2022.

Our Chemicals Segment began curtailing production in the third quarter of 2022 at certain of its European facilities due to decreased demand and increased production costs. Thus far during 2023 our Chemicals Segment has continued operating its production facilities at reduced rates to align production with expected customer demand. As a result, our Chemicals Segment operated its production facilities at 71% of practical capacity utilization in the first nine months of 2023 compared to 96% of practical capacity utilization in the first nine months of 2022.

The following table shows our Chemicals Segment’s capacity utilization rates during 2022 and 2023.

1
	Production Capacity Utilization Rates
	2022	2023
First quarter	100%	76%
Second quarter	95%	64%
Third quarter	93%	73%

Due to significant increases in per metric ton production costs (primarily feedstock and unabsorbed fixed costs due to reduced operating rates), our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2023 was significantly higher as compared to the comparable periods in 2022 (excluding the effect of changes in currency exchange rates). Our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the third quarter of 2023 was comparable to the same period in 2022.

In response to this extended period of reduced demand our Chemicals Segment has taken measures to reduce its operating costs and improve its long-term cost structure. As part of overall cost saving measures, during the third quarter of 2023 our Chemicals Segment began implementing certain voluntary and involuntary workforce reductions. A substantial portion of its workforce reductions are expected to be accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions will impact approximately 100 individuals. To date expenses related to these initiatives are not significant due to the early stages of the reductions; however, our Chemicals Segment currently expects to recognize a $6 million charge in the fourth quarter of 2023 related to workforce reductions it will implement during the quarter, most of which is expected to be classified in selling, general and administrative expense. The majority of cash payments are also expected to be completed by the first quarter of 2024.

Net Sales – Our Chemicals Segment’s net sales in the third quarter of 2023 decreased 14%, or $62.7 million, compared to the third quarter of 2022 primarily due to a 6% decrease in sales volumes (which decreased net sales by approximately $28 million) and an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $37 million). In addition to the impact of sales volumes and average TiO2 selling prices, our Chemicals Segment estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $12 million in the third quarter of 2023 as compared to the third quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 6% in the third quarter of 2023 as compared to the third quarter of 2022 due to lower overall demand across all major markets noted above. The lower overall demand our Chemicals Segment began experiencing in the second half of 2022 and first half of 2023 has continued during the third quarter of 2023.

Our Chemicals Segment’s net sales in the first nine months of 2023 decreased 20%, or $321.4 million, compared to the first nine months of 2022 primarily due to a 22% decrease in sales volumes (which decreased net sales by approximately $349 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $32 million). Our Chemicals Segment’s changes in product mix positively contributed to net sales, primarily due to higher average selling prices in its complementary businesses which somewhat offset declines in TiO2 sales volumes. Changes in currency exchange rates had a nominal effect on net sales in the first nine months of 2023 as compared to the first nine months of 2022.

Our Chemicals Segment’s sales volumes decreased 22% in the first nine months of 2023 as compared to the first nine months of 2022 due to lower overall demand across all major markets noted above. The lower overall demand our Chemicals Segment began experiencing in the second half of 2022 has continued during the first nine months of 2023.

Cost of Sales and Gross Margin –  Our Chemicals Segment’s cost of sales decreased $13.2 million, or 4%, in the third quarter of 2023 compared to the third quarter of 2022 due to the net effects of a 6% decrease in sales volumes, a 22% decrease in production volumes (which resulted in $20 million of unabsorbed fixed production costs) at certain of its manufacturing facilities to align inventory levels to anticipated near-term customer demand somewhat offset by lower production costs of approximately $10 million (primarily energy and raw materials). Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 91% in the third quarter of 2023 compared to 82% in the same period of 2022 primarily due to the unfavorable effects of unabsorbed fixed production costs due to lower production volumes.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 9% in the third quarter of 2023 compared to 18% in the third quarter of 2022. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to lower production and sales volumes, lower average TiO2 selling prices and changes in currency exchange rates.

Our Chemicals Segment’s cost of sales decreased $77.0 million, or 6%, in the first nine months of 2023 compared to the first nine months of 2022 due to the net effects of a 22% decrease in sales volumes, a 26% decrease in production volumes (which resulted in $74 million of unabsorbed fixed production costs) at certain of its manufacturing facilities to align inventory levels to anticipated near-term customer demand and higher production costs of approximately $90 million (primarily raw materials). Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 91% in the first nine months of 2023 compared to 78% in the same period of 2022 primarily due to the unfavorable effects of higher production costs (primarily raw materials) and unabsorbed fixed production costs due to lower production volumes.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 9% in the first nine months of 2023 compared to 22% in the first nine months of 2022. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to to the net effect of higher production costs, lower production and sales volumes, lower average TiO2 selling prices and changes in currency exchange rates.

Operating Income (Loss) – Our Chemicals Segment had an operating loss of $21.8 million in the third quarter of 2023 compared to operating income of $34.3 million in the third quarter of 2022 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $.3 million in the third quarter of 2023 and a gain of $2.7 million in the third quarter of 2022 related to cash received from the settlement of a business interruption insurance claim. We estimate changes in currency exchange rates increased our Chemicals Segment’s operating loss by approximately $10 million in the third quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Our Chemicals Segment’s operating loss was $39.5 million in the first nine months of 2023 compared to operating income of $189.9 million in the first nine months of 2022 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $2.5 million in the first nine months of 2023 and a gain of $2.7 million in the first nine months of 2022 related to cash received from the settlement of a business interruption insurance claim. See Note 12 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates decreased our Chemicals Segment’s operating loss by approximately $11 million in the first nine months of 2023 as compared to the same period in 2022.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.0 million in each of the first nine months of 2023 and 2022, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2023 vs September 30, 2022
				Translation
				gains -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$12	$12
Operating income (loss)	7	(4)	(11)	1	(10)

The $12 million increase in our Chemicals Segment’s net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $10 million increase in our Chemicals Segment’s operating loss was comprised of the following:

●	Lower net currency transaction gains of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $1 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Impact of changes in currency exchange rates
Nine months ended September 30, 2023 vs September 30, 2022
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$—	$—
Operating income (loss)	17	4	(13)	24	11

The $11 million decrease in our Chemicals Segment’s operating loss was comprised of the following:

●	Lower net currency transaction gains of approximately $13 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $24 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Outlook – Customer demand remained weak during the third quarter of 2023 with demand in Europe remaining at historically low levels while North America and export markets showed signs of stabilizing. Our Chemicals Segment is taking necessary actions to align its production and inventories to forecasted demand levels and to reduce costs in line with the lower production rates including production curtailments and cost reduction initiatives noted above designed to improve its long-term cost structure. These steps, along with the depletion of high-cost inventory created earlier in the cycle, have somewhat increased gross margins and improved operating cash flows in the second and third quarters of the year. Our Chemicals Segment continues to focus on maintaining liquidity through this down cycle and our Chemicals Segment expects to maintain consistent cash balances and availability on its revolving credit facility for the foreseeable future.

While our Chemicals Segment believes customer destocking is complete and customer inventories are historically low, its customers’ near-term outlook remains uncertain and, particularly in Europe, our Chemicals Segment expects production curtailments by certain customers during the fourth quarter in response to expected low downstream demand. Outside of Europe, demand levels have stabilized in many regions, primarily in North America as noted above, but at levels well below historical norms. During the third quarter our Chemicals Segment’s selling prices came under increasing pressure, primarily due to low-cost imports from China impacting European and export pricing. Raw materials and certain other input costs have declined from the highs experienced since the second half of 2022 which, combined with internal cost reduction initiatives noted above, have begun to positively impact margins as compared to earlier in the year when higher cost inventories depressed margins. Energy costs in Europe have generally stabilized after a period of market disruptions, although in early 2023, in order to provide cost certainty, our Chemicals Segment entered into forward contracts for a portion of its energy needs in 2023 which in many cases are priced above current market rates. As these contracts expire later in 2023, our Chemicals Segment expects its energy costs to be further reduced. Our Chemicals Segment also expects raw material and other input costs to continue to decline which, along with other cost reduction initiatives discussed above, will result in improved margins in 2024. Overall, due to the weaker than expected demand recovery and higher production costs, including unabsorbed fixed costs, our Chemicals Segment expects to report lower operating results for the full year of 2023 as compared to 2022.

Our Chemicals Segment is uncertain as to when demand will improve, however, it expects near-term demand will remain below historical norms and it is managing production levels to end the year with commensurately low finished goods inventory levels. We believe the long-term outlook for the TiO2 industry remains positive, and the steps our Chemicals Segment has taken enable it to quickly adjust production rates while preserving its competitive position. Our Chemicals Segment is in close contact with its customers and will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Our expectations for the TiO2 industry and our Chemical Segment’s operations are based on a number of factors outside our control. Our Chemicals Segment has experienced global market disruptions including high energy and other input costs and future impacts on its operations will depend on, among other things, competition from low-cost imports, future energy and other input costs and the effect economic conditions and geopolitical events have on our Chemical Segment’s operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

In the third quarter of 2023 our Component Products Segment’s operating income increased to $6.6 million compared to $6.0 million in the third quarter of 2022 due to higher security products sales and improved gross margin percentages at both reporting units, partially offset by lower marine components sales. Operating income for the first nine months of 2023 decreased to $18.0 million compared to $20.0 million in the first nine months of 2022 primarily due to lower marine components sales and, to a lesser extent, lower security products sales somewhat offset by an improvement in marine components gross margin percentage.

	Three months ended September 30,			Nine months ended September 30,
	2022	2023	% Change	2022	2023	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$28.5	$31.4	10%	$86.9	$84.4	(3)%
Marine components	14.4	8.9	(38)	39.7	33.7	(15)
Total net sales	42.9	40.3	(6)	126.6	118.1	(7)
Cost of sales	30.9	27.7	(10)	88.9	82.5	(7)
Gross margin	$12.0	$12.6	6	$37.7	$35.6	(5)
Operating income	$6.0	$6.6	11	$20.0	$18.0	(10)

Percent of net sales:
Cost of sales	72%	69%		70%	70%
Gross margin	28	31		30	30
Operating income	14	16		16	15

Net Sales – Our Component Products Segment’s net sales decreased $2.6 million and $8.5 million in the third quarter and for the first nine months of 2023, respectively, compared to the same periods in 2022 due to lower marine components sales primarily to the towboat market, partially offset by higher security products sales in the third quarter of 2023. Relative to prior year, third quarter security products sales were $3.9 million higher to the government security market, partially offset by $.6 million lower sales to the office furniture market and $.4 million lower sales to the gas station security market. Relative to 2022, security products sales for the first nine months were $1.4 million lower to the office furniture market, $1.1 million lower to the government security market, $.5 million lower to the gas station security market and $.4 million lower to the healthcare market, partially offset by $1.2 million higher sales to distributors. Relative to prior year, third quarter marine components sales were $4.8 million lower to the towboat market and $.5 million lower to the engine builder market, partially offset by $.4 million higher sales to the center console boat market. Relative to 2022, marine components sales for the first nine months were $7.7 million lower to the towboat market and $.8 million lower to the engine builder market, partially offset by $1.4 million higher sales to the industrial market, $.6 million higher sales to marine dealers and distributors and $.4 million higher sales to the center console boat market.

Costs of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales decreased 3% in the third quarter and was relatively flat for the first nine months of 2023 compared to the same periods in 2022. As a result, gross margin as a percentage of net sales increased in the third quarter of 2023 and remained relatively consistent for the first nine months of 2023. Gross margin percentage increased in the third quarter compared to the same period in 2022 primarily due to higher gross margin percentages at both security products and marine components reporting units during the quarter. The security products reporting unit’s gross margin as a percentage of net sales increased for the third quarter of 2023 compared to the same period in 2022 primarily due to increased sales volumes and lower cost of sales percentage as a result of lower raw materials, shipping and overtime costs. The marine components reporting unit’s gross margin as a percentage of sales increased in the third quarter of 2023 compared to the same period in 2022 primarily due to lower raw material costs (primarily stainless steel and aluminum), lower shipping rates and lower labor costs from reduced employee overtime due to lower sales, partially offset by decreased coverage of fixed costs as a result of lower sales. Higher gross margin percentages at marine components in the first quarter of 2023 also favorably impacted the nine-month comparative period.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income comparisons for the third quarter and first nine months of 2023 were primarily impacted by the factors impacting sales, cost of sales and gross margin discussed above.

Outlook – During the third quarter, our Component Products Segment benefited from increased sales to a customer in the government security market while demand in many of the other markets the security products reporting unit serves remained sluggish. At our marine components reporting unit, softening demand experienced in the first half of the year continued in the third quarter, primarily due to continued weakness in the towboat market. Labor markets have largely become favorable in each of the regions our Component Products Segment operates, and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. Our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal, and the long lead times related to certain electronic and specialty components it previously experienced have begun to ease. Our Component Products Segment has adjusted its labor force and production rates at its facilities to reflect the stability of its raw material supplies and near-term demand levels.

Our Component Products Segment expects its security products reporting unit will continue to benefit from increased sales to the government security market for the remainder of the year. Our Component Products Segment is in close contact with its key customers and believes reduced order rates will continue through the end of the year in many of the other security products markets. Overall, our Component Products Segment expects the improved gross margins experienced by security products during the third quarter will continue in the fourth quarter as raw material costs have stabilized and higher cost inventory has worked its way through cost of sales. Our Component Products Segment expects marine components reporting unit net sales for the remainder of the year will continue to be challenged compared to 2022, particularly in the towboat market, as marine demand faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of our Component Products Segment’s customers, have publicly announced reductions to production schedules for the remainder of 2023. Our Component Products Segment has been able to somewhat offset the towboat market sales declines with increased sales to industrial customers, but it does not expect increases in sales to the industrial market will fully offset weakened towboat demand. Overall, our Component Products Segment expects marine components gross margin as a percentage of net sales for the full year of 2023 to be slightly favorable to 2022 primarily as a result of lower raw material costs. Despite increased sales to the government security market and higher gross margin percentage at both reporting units, due to broader market reduced demand, our Component Products Segment expects to report slightly lower consolidated sales and operating income in 2023 compared to 2022. Our Component Products Segment is focused on managing inventory levels to align with anticipated near-term demand. With raw materials and other components more readily available, our

Component Products Segment believes it will be able to achieve additional operating efficiencies during the remainder of the year although the extent and impact of such efficiencies is not yet known.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, our Component Products Segment has experienced some global and domestic supply chain challenges and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or our Component Products Segment’s customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development  –

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Net sales:
Land sales	$52.8	$31.3	$100.9	$83.2
Utility and other	.3	.4	1.0	1.0
Water delivery	.7	—	3.6	—
Total net sales	53.8	31.7	105.5	84.2
Cost of sales	29.0	17.8	58.2	48.0
Gross margin	$24.8	$13.9	$47.3	$36.2
Operating income	$29.1	$17.7	$32.1	$38.5

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

LandWell began marketing land for sale in the residential/planned community in December 2013 and at September 30, 2023 approximately 20 saleable acres remain. LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at September 30, 2023 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or in escrow, in most instances buyers can cancel the escrow agreement with no financial penalties until shortly before the closing date. Land sales may be completed but we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to five years to complete.

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the third quarter and first nine months of 2023 and 2022 were from land sales. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods and substantially all of the land sales revenue we recognized in 2023 and 2022 was under this method of revenue recognition. Land sales revenues in the third quarter and first nine months of 2023 decreased compared to the same periods in 2022 primarily due to the decreased pace of development activity within the residential/planned community. Cost of sales related to land sales revenues was $17.7 million and $47.4 million in the third quarter and first nine months of 2023, respectively, compared to $27.9 million and $54.4 million in the third quarter and first nine months of 2022, respectively.

In the third quarter and first nine months of 2022, the remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. BMI provides certain utility services, among other things, to an industrial park located in Henderson, Nevada and prior to BWC’s bankruptcy filing on September 10, 2022 was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC. BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter of 2022, Lake Mead water levels have dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under ASC 360, Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment.  Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value.  The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represents the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada. Because BWC has filed for bankruptcy protection, we and BMI can no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022. All of these charges are included in the determination of the Real Estate Management and Development’s operating income in the first nine months of 2022. Operating income comparisons between the third quarters and the first nine months of 2023 and 2022 are also affected by BWC’s water delivery sales and related cost of sales. See Note 2 to our Condensed Consolidated Financial Statements.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At September 30, 2023, substantially all of the land in the residential/planned community had been sold with approximately 20 saleable acres remaining. With the strong new home market in the Las Vegas area, we expect to sell our remaining residential zoned land within the next year. Demand for the 15 saleable acres zoned for light industrial and commercial use is more modest and we expect it will take more time to sell these remaining acres. At September 30, 2023 we have deferred revenue of $96.5 million related to post-closing obligations on land sales closed in 2023 and prior years. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take three to five years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next three to five years. We expect these land development costs in 2023 to be lower than 2022 due to the timing and logistical challenges initiating certain infrastructure projects. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

As noted above, BWC filed for Chapter 11 bankruptcy protection on September 10, 2022. BWC is operating under court protection, and a portion of BWC’s water delivery system is still operating with water provided by the regional water authority in order to continue to provide water to its industrial customers for an interim period. We recognized an aggregate $19.7 million of charges in 2022, discussed above, related to BWC which will not recur.

On October 10, 2023, the Bankruptcy Court for the District of Nevada approved BWC’s plan of reorganization, which provides for the sale of all BWC’s assets and the transfer of its operating and other agreements to one of its industrial customers. A court order confirming plan approval is expected shortly. Following the closing of the sale, BWC will discontinue its water delivery operations and will provide transition services to the purchaser for a specified time period. The proceeds of the sale will be used to repay creditors of BWC and its wholly owned subsidiary. BWC’s assets may not be sufficient to fully repay its creditors, and the timing and outcome of the bankruptcy proceedings remain uncertain. On October 31, 2023 BMI entered into an agreement with one of its other industrial customers to sell its subsidiary Basic Power Company, which provides electricity to four customers located in the industrial park. The sale is for minimal cash consideration and is contingent on the closing of the sale of BWC’s assets. Upon completion of the sale, which we expect to occur in the fourth quarter of 2023, we will recognize a loss of approximately $2 million.

General Corporate and Other Items – 2023 Compared to 2022

Gain on Land Sale – In the second quarter of 2023 we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2022 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a gain of $.1 million in the third quarter of 2023 compared to a loss of $4.9 million in the third quarter of 2022 and a loss of $2.1 million in the first nine months of 2023 compared to a loss of $.9 million in the first nine months of 2022 in our Condensed Consolidated Statements of Operations, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other increased $1.6 million in the third quarter of 2023 and $8.9 million in the first nine months of 2023 compared to the same periods of 2022 primarily due to higher average interest rates and increased investment balances. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses in the third quarter of 2023 were comparable to the third quarter of 2022 and 5% lower in the first nine months of 2023 compared to the same period in 2022. Corporate expenses decreased in the nine-month period primarily due to lower litigation fees and related costs.  Included in corporate expense are:

●	litigation fees and related costs at NL of $1.2 million in the third quarter of 2023 compared to $.9 million in the third quarter of 2022 and $3.7 million in the first nine months of 2023 compared to $2.7 million in the first nine months of 2022; and
●	environmental remediation and related costs of $.5 million in the third quarter of 2023 compared to a benefit of $.1 million in the third quarter of 2022 and costs of $1.0 million in the first nine months of 2023 compared to costs of $1.3 million in the first nine months of 2022.

Overall, we currently expect that our general corporate expenses in 2023 will be relatively flat compared to 2022 as increases in litigation fees and related costs are expected to be somewhat offset by lower administrative expenses.

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

Interest Expense – Interest expense of $7.2 million in the third quarter and $21.4 million in the first nine months of 2023 was comparable to the same prior year periods.

We expect interest expense will be slightly higher in 2023 as compared to 2022 primarily as lower average debt balances will be more than offset by higher average rates on variable-rate indebtedness.

Provision for Income Taxes – We recognized an income tax benefit of $7.6 million in the third quarter of 2023 compared to income tax expense of $8.2 million in the third quarter of 2022 and an income tax benefit of $18.6 million in the first nine months of

2023 compared to income tax expense of $42.1 million in the first nine months of 2022. The decrease in both periods of 2023 is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings. During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2022, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $55.0 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $155.4 million. During the first nine months of 2023, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $5.9 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, this decrease related to our equity in Kronos’ net loss during the period. We recognized a similar deferred income tax expense of $2.3 million in the first nine months of 2022. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

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

Cash used in operating activities was $61.2 million in the first nine months of 2023 compared to cash provided by operating activities of $27.9 million in the first nine months of 2022. This $89.1 million increase in cash used in operating activities in the first nine months of 2023 includes:

●	consolidated operating income of $17.0 million in the first nine months of 2023, a decrease of $225.0 million compared to operating income of $242.0 million in the first nine months of 2022;
●	a $86.2 million decrease in the amount of net cash used in relative changes in receivables, inventories, payables and accrued liabilities in the first nine months of 2023;
●	lower net cash paid for income taxes in 2023 of $12.8 million due to lower earnings and the relative timing of payments; and
●	lower net contributions to our TiO2 manufacturing joint venture of $5.7 million.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2022 to September 30, 2023 primarily due to relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2022 to September 30, 2023 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first nine months of 2023 compared to the fourth quarter of 2022 where Kronos’ production volumes exceeded its sales volumes.
●	CompX’s average DSO increased from December 31, 2022 to September 30, 2023 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter.
●	CompX’s average DSI increased from December 31, 2022 to September 30, 2023 primarily due to the increase at the marine components reporting unit due to lower sales and increased inventory balances as a result of prior orders of certain raw materials that had longer lead times that were delivered during the second and third quarters of 2023. DSI for the security products reporting unit increased slightly due to the planned inventory build during the second quarter to fulfill a purchase order that began shipping during the third quarter and is expected to continue shipping through the end of the year. Absent this order, security products inventory balances would have declined at the end of the third quarter in line with current demand.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	September 30,	December 31,	September 30,
	2021	2022	2022	2023
Kronos:
Days sales outstanding	65 days	66 days	64 days	68 days
Days sales in inventory	59 days	69 days	103 days	61 days
CompX:
Days sales outstanding	42 days	41 days	41 days	45 days
Days sales in inventory	96 days	98 days	99 days	112 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Nine months ended
	September 30,
	2022	2023

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$59.1	$(58.9)
Valhi exclusive of subsidiaries	51.5	30.7
CompX	8.1	11.8
NL exclusive of subsidiaries	31.2	11.5
Tremont exclusive of subsidiaries	5.4	(.6)
BMI	5.7	(.7)
LandWell	(7.1)	24.7
Eliminations and other	(126.0)	(79.7)
Total	$27.9	$(61.2)

Investing Activities –

During the nine months ended September 30, 2023:

●	we spent $42.7 million in capital expenditures including $42.1 million in our Chemicals Segment and $.6 million in our Component Products Segment;
●	we had net purchases of $7.2 million of marketable securities; and
●	net proceeds from the sale of land not used in our operations of $1.8 million.

Financing Activities –

During the nine months ended September 30, 2023:

●	we repaid $23.7 million under the Contran credit facility;
●	we paid aggregate quarterly dividends to Valhi stockholders of $.24 per share ($6.8 million); and
●	Kronos acquired 313,814 shares of its common stock for an aggregate purchase price of $2.8 million;

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first nine months of 2023 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At September 30, 2023, our consolidated indebtedness was comprised of:

●	Valhi’s $97.7 million outstanding on its $175 million credit facility with Contran which is due no earlier than December 31, 2024;
●	€400 million aggregate outstanding on the KII 3.75% Senior Secured Notes ($422.5 million carrying amount, net of unamortized debt issuance costs) due in September 2025;
●	$12.5 million on LandWell’s bank loan due in April 2036; and
●	approximately $.7 million of other indebtedness.

Kronos had no outstanding borrowings at September 30, 2023 on its $225 million global revolving credit facility (“Global Revolver”). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at September 30, 2023 the full $225 million was available for borrowings. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2022 Annual Report. We are in compliance with all of our debt covenants at September 30, 2023. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity.

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

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units. As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. We may also from time to time engage in preliminary discussions with existing or potential investors regarding the timing or terms of any such refinancing or other potential transaction. From time to time, we and our subsidiaries may enter into intercompany loans as a cash management tool. Such notes are structured as revolving demand notes and pay and receive interest on terms we believe are generally more favorable than current debt and investment market rates. The companies that borrow under these notes have sufficient liquidity to repay the notes. All of these notes and related interest expense and income are eliminated in our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending September 30, 2024) and long-term obligations (defined as the five-year period ending September 30, 2028). If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2023, we had $77.3 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. Kronos’ $225 million Global Revolver entered into in April 2021, matures in April 2026 and at September 30, 2023 the full $225 million is available for borrowing under this facility. The borrowing base is calculated quarterly and the amount available for borrowing may change based on applicable quarter end balances. See Note 7 to our Condensed Consolidated Financial Statements.

At September 30, 2023, we had an aggregate of $483.1 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $87.3 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$161.8	$87.3
CompX	64.4	—
NL exclusive of its subsidiaries	110.6	—
BMI	11.1	—
Tremont exclusive of its subsidiaries	10.5	—
LandWell	124.6	—
Valhi exclusive of its subsidiaries	.1	—
Total cash and cash equivalents, restricted cash and marketable securities	$483.1	$87.3

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2023 will be approximately $48 million as follows:

●	$46 million by our Chemicals Segment; and
●	$2 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $50 million on land development costs during 2023.

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

At September 30, 2023, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first nine months of 2022, Kronos acquired 73,881 shares of its common stock in market transactions for an aggregate purchase price of $1.1 million. During the first nine months of 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At September 30, 2023, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. At September 30, 2023, approximately .5 million shares were available for repurchase under these authorizations.

During the second quarter of 2022, NL purchased 2,000 shares of its common stock from Kronos for a nominal amount in a private transaction that was approved in advance by NL’s independent directors.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in each quarter of 2022 for which we received $44.1 million.  Thus far in 2023 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2023 based on the 58.0 million shares we held of Kronos common stock at September 30, 2023, during 2023 we would receive aggregate regular dividends from Kronos of $44.1 million. NL paid a quarterly dividend of $.07 per share in 2022 for which we received $11.3 million. Thus far in 2023 the NL board of directors approved a quarterly dividend of $.07 per share. If NL were to pay its $.07 per share dividend in each quarter of 2023 based on the 40.4 million shares we hold of NL common stock at September 30, 2023, during 2023 we would receive aggregate quarterly dividends from NL of $11.3 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $16.6 million in 2022 and $4.0 million in the first nine months of 2023. We do not know if we will receive additional dividends from BMI and LandWell during 2023. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at September 30, 2023.

We have an unsecured revolving demand promissory note with Kronos which, as amended, provides for borrowings from Kronos of up to $25 million. We eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2024. We had no borrowings from Kronos under this facility during the first nine months of 2023, and there was no outstanding balance at September 30, 2023. We could borrow the full $25.0 million under our current intercompany facility with Kronos at September 30, 2023. Kronos’ obligation to loan us money under this note is at Kronos’ discretion.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2024. We had gross borrowings of $20.7 million and gross repayments of $21.9 million during the first nine months of 2023, and $12.0 million was outstanding at September 30, 2023. We could borrow $13.0 million under our current intercompany facility with CompX at September 30, 2023. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Recent Accounting Pronouncements

Not applicable

Critical Accounting Policies

There have been no changes in the first nine months of 2023 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2022 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matters discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements, our June 30, 2022 Quarterly Report on Form 10-Q and our 2022 Annual Report for descriptions of certain legal proceedings.

Atlantic Richfield, Co. v. NL Industries, Inc.  In October 2023, the Tenth Circuit Court of Appeals agreed to hear an appeal of the trial court’s order dismissing most of the claims brought by Atlantic Richfield, Co.

California Department of Toxic Substances v. NL Industries, Inc.  In August 2023, the Court determined that NL and six other defendants are liable for costs to address contamination at the former smelter property and a disposal area across the street, but are not liable for contamination elsewhere in the industrial area.  Neither the amount of recoverable costs, nor NL’s share of those costs, has yet been determined.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

ITEM 6. Exhibits.

ITEM No.	Exhibit Index

3.1	Amended and Restated Bylaws of Valhi, Inc. (effective November 2, 2023) – incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 1-5467) filed on November 2, 2023.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date:	November 6, 2023	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	November 6, 2023	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)